Form 10-Q
period 2020-06-30
BOK FINANCIAL CORP ET AL
filed 2020-08-04
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 70,306,690 shares of common stock ($.00006 par value) as of June 30, 2020.

BOK Financial Corporation
Form 10-Q
Quarter Ended June 30, 2020

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Performance Summary

BOK Financial Corporation (“the Company”) reported net income of $64.7 million or $0.92 per diluted share for the second quarter of 2020. Net income was $137.6 million or $1.93 per diluted share for the second quarter of 2019 and $62.1 million or $0.88 per diluted share for the first quarter of 2020. The Company recorded a pre-tax provision for expected credit losses of $135.3 million in the second quarter of 2020 and $93.8 million in the first quarter of 2020. A pre-tax provision for incurred credit losses of $5.0 million was recorded in the second quarter of 2019.

Highlights of the second quarter of 2020 included:

•Net interest revenue totaled $278.1 million, a decrease of $7.3 million compared to the second quarter of 2019. Net interest margin was 2.83 percent for the second quarter of 2020 compared to 3.30 percent for the second quarter of 2019. The Federal Reserve decreased the federal funds rate a total of 225 basis points since the middle of 2019. Three 25 basis point cuts were made in the second half of 2019 and an additional 150 basis points in emergency cuts were made in March 2020 in response to the economic environment resulting from the COVID-19 pandemic. Average earning assets were $40.3 billion for the second quarter of 2020 compared to $35.4 billion for the second quarter of 2019. Net interest revenue increased $16.7 million compared to the first quarter of 2020, largely due to the addition of loans related to the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP") that began on April 3, 2020. Net interest margin increased 3 basis points, primarily due to our ability to move deposit costs down, along with LIBOR remaining elevated early in the second quarter and the strategic positioning of our balance sheet.
•Fees and commissions revenue totaled $213.7 million, an increase of $37.6 million over the second quarter of 2019. Mortgage banking revenue increased $25.8 million and brokerage and trading revenue increased $21.5 million. Low mortgage interest rates continued to drive increases in mortgage production and related bond trading activity. These increases were partially offset by a reduction in service charges and fiduciary and asset management revenue. We waived certain fees during the second quarter as a result of the pandemic and lower interest rates. Fees and commissions revenue increased $21.0 million over the first quarter of 2020, largely due to increases in mortgage banking and brokerage and trading revenue.
•Other operating expense totaled $295.4 million, an $18.3 million increase compared to the second quarter of 2019. Personnel expense increased $15.9 million, largely due to an increase in incentive compensation costs reflecting the growth in our trading activity. Non-personnel expense increased $2.4 million over the second quarter of 2019. Increases in mortgage banking costs, occupancy and equipment expense, data processing and communications expense and charitable contributions were partially offset by a decrease in business promotion expenses. Operating expense increased $26.8 million compared to the first quarter of 2020. Personnel expense increased $20.1 million including an $11.0 million increase in incentive compensation expense related to increased trading activity. Non-personnel expense increased $6.7 million compared to the first quarter of 2020, led by increases in mortgage banking costs, occupancy and equipment expenses, and charitable contributions, partially offset by a decrease in business promotion expenses.
•Changes in the fair value of mortgage servicing rights and related economic hedges provided $9.3 million during the second quarter of 2020. A $7.4 million increase in the fair value of securities and derivative contracts held as an economic hedge and $2.7 million of related net interest revenue, was partially offset by a $761 thousand decrease in the fair value of mortgage servicing rights. The net economic cost of the changes in fair value of mortgage servicing rights and related economic hedges was $7.3 million during the second quarter of 2019, including a $21.0 million increase in the fair value of securities and derivatives contracts held as an economic hedge, $29.6 million decrease in the fair value of mortgage servicing rights, and $1.3 million of related net interest revenue.
•We have implemented programs to help our customers through the pandemic and resulting uncertain times. We are actively participating in programs initiated by the CARES Act, including the SBA's PPP. Period-end outstanding loan balances totaled $24.2 billion at June 30, 2020, an increase of $1.7 billion over March 31, 2020. Average loan balances increased $2.2 billion to $24.1 billion at June 30, 2020. Period-end PPP loans were $2.1 billion and average PPP loans for the second quarter were $1.7 billion. We have also granted $1.2 billion in forbearance requests from customers as of June 30, including $704 million in commercial loans, $398 million in commercial real estate loans and $143 million in loans to individuals.

•The allowance for loan losses totaled $436 million or 1.80 percent of outstanding loans and 175 percent of nonaccruing loans at June 30, 2020, excluding residential mortgage loans guaranteed by U.S. government agencies. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $469 million or 1.94 percent of outstanding loans at June 30, 2020. Excluding PPP loans, the allowance for loan losses was 1.97 percent of outstanding loans and the combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was 2.12 percent. At March 31, 2020, the allowance for loan losses was $315 million or 1.40 percent of outstanding loans and 199 percent of nonaccruing loans, excluding loans guaranteed by U.S. government agencies. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $344 million or 1.53 percent of outstanding loans.
•Nonperforming assets not guaranteed by U.S. government agencies increased $90 million compared to March 31, 2020. Potential problem loans increased $333 million while other loans especially mentioned increased $391 million. Net charge-offs were $14.1 million or 0.25 percent of average loans on an annualized basis for the second quarter of 2020, excluding PPP loans, compared to $17.2 million or 0.31 percent of average loans on an annualized basis for the first quarter of 2020.
•Period-end deposits were $33.9 billion at June 30, 2020, a $4.6 billion increase compared to March 31, 2020. Interest-bearing transaction deposits increased $2.3 billion while demand deposit balances increased $2.2 billion. Average deposits increased $4.5 billion, including a $2.3 billion increase in demand deposits and a $1.9 billion increase in interest-bearing deposits. An estimated $2.7 billion of this growth was related to funding of PPP loans and other CARES Act stimulus initiatives, with the remainder due to growth from our broader customer base.
•The common equity Tier 1 capital ratio at June 30, 2020 was 11.44 percent. Other regulatory capital ratios were Tier 1 capital ratio, 11.44 percent, total capital ratio, 13.39 percent, and leverage ratio, 7.74 percent. We have elected to implement relief afforded by the CARES Act, which allows us to defer a portion of the impact to regulatory capital resulting from our adoption of CECL over the next two years, followed by a phase out of that deferral over the following three years. At March 31, 2020, the common equity Tier 1 capital ratio was 10.98 percent, the Tier 1 capital ratio was 10.98 percent, total capital ratio was 12.65 percent, and leverage ratio was 8.15 percent.
•The Company paid a regular cash dividend of $35.8 million or $0.51 per common share during the second quarter of 2020. On August 4, 2020, the board of directors approved a quarterly cash dividend of $0.51 per common share payable on or about August 26, 2020 to shareholders of record as of August 17, 2020.

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

During the evaluation for impairment, management qualitatively assesses whether it is more likely than not that the fair value of the reporting units is less than their carrying value, including goodwill. Reporting unit carrying value includes sufficient capital to exceed regulatory requirements. This assessment includes consideration of relevant events and circumstances including, but not limited to, macroeconomic conditions, industry and market conditions, the financial and stock performance of the Company and other relevant factors. Specifically, the analysis may include:

•General economic conditions including overall economic activity, consumer spending and mobility, unemployment rates, consumer confidence, and duration and severity of any current market moving instability.
•Regional economic conditions including demand for oil and price stability of oil, other overarching conditions that may be affecting any of the Company's primary states such as weather or other catastrophes, pandemics and health related lockdowns, or other state mandates.
•Industry conditions including federal funds rate movement by the Federal Reserve, the interest rate environment and the resulting effect on net interest revenue and operating revenue, and regulatory mandates that hinder or provide relief to the financial services industry.
•Company specific conditions including current and forecasted income, changes in stock price, the Company's stock price compared to peers and other indexes, book value per share compared to fair value per share, goodwill compared to total shareholders' equity, current capital and liquidity position, demand for products and services, health of the loan portfolio and other credit related factors, and current credit ratings with the ratings agencies, and regulatory ratings.
•Reporting unit performance and forecasts including any event that may significantly impact a reporting unit.

If management concludes based on the qualitative assessment that goodwill may be impaired, a quantitative impairment test will be applied to goodwill at all reporting units. The quantitative analysis compares the fair value of the reporting unit with its carrying value, including goodwill. The fair value of each reporting unit is estimated by the discounted future earnings method. Goodwill is considered impaired if the fair value of the reporting unit is less than the carrying value of the reporting unit, including goodwill.

Both the qualitative assessment and quantitative analysis require significant management judgment, including estimates of changes in future economic conditions and their underlying causes and duration, the reasonableness and effectiveness of management's responses to those changes, changes in governmental fiscal and monetary policies, and fair value measurements based largely on significant unobservable inputs. The results of these judgments may have a significant impact on the Company's reported results of operations.

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

Tax-equivalent net interest revenue totaled $280.7 million for the second quarter of 2020 and $288.9 million in the second quarter of 2019. PPP loans added $13.6 million to net interest revenue in the second quarter of 2020. Net purchase accounting discount accretion was $3.3 million in the second quarter of 2020 and $13.4 million in the second quarter of 2019. Table 1 shows the effect on net interest revenue from changes in average balances and interest rates for various types of earning assets and interest-bearing liabilities.

Net interest margin was 2.83 percent for the second quarter of 2020, compared to 3.30 percent for the second quarter of 2019. Loan discount accretion added 3 basis points to net interest margin in the second quarter of 2020 and 15 basis points in the second quarter of 2019. The tax-equivalent yield on earning assets was 3.12 percent, a decrease of 139 basis points compared to the second quarter of 2019. The Federal Reserve decreased the federal funds rate a total of 225 basis points since the middle of 2019. Three 25 basis point cuts were made in the second half of 2019 and an additional 150 basis points in emergency cuts were made in March 2020 in response to the economic environment resulting from the COVID-19 pandemic. The latest reductions reduced the federal funds rate to nearly zero. Loan yields decreased 176 basis points to 3.63 percent. The yield on trading securities decreased 113 basis points to 2.46 percent. The yield on interest-bearing cash and cash equivalents decreased 250 basis points to 0.07 percent. The available for sale securities portfolio yield decreased 34 basis points to 2.29 percent and the yield on fair value option securities decreased 134 basis points to 2.00 percent.

Funding costs decreased 133 basis points compared to the second quarter of 2019. The cost of other borrowed funds decreased 223 basis points and the cost of interest-bearing deposits decreased 79 basis points. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 8 basis points for the second quarter of 2020, a decrease of 41 basis points compared to the second quarter of 2019.
Average earning assets for the second quarter of 2020 increased $5.0 billion or 14 percent over the second quarter of 2019. The average balance of available for sale securities, which consists largely of residential and commercial mortgage-backed securities guaranteed by U.S. government agencies, increased $3.0 billion. We purchase securities to supplement earnings and to manage interest rate risk. We have increased the size of our bond portfolio in order to reduce our exposure to falling short-term interest rates. Average loans, net of allowance for loan losses, increased $1.9 billion, largely due to the inflow of PPP loans. Receivables from unsettled securities sales, primarily related to our U.S. agency residential mortgage-backed trading operations, increased $3.2 billion. Growth in average earning assets and non-interest bearing receivables was primarily funded by an increase in average deposits.

Average deposits increased $7.5 billion compared to the second quarter of 2019. Not only have we focused on acquiring and growing deposits to enhance liquidity and support balance sheet growth, but we also saw a large inflow of deposits with the funding of PPP loans and other CARES Act related stimulus initiatives. Interest-bearing deposits increased $5.9 billion while demand deposit balances increased $1.6 billion.
Tax-equivalent net interest revenue increased $16.7 million compared to the first quarter of 2020. PPP loans also added $13.6 million to net interest revenue in the second quarter.

Average earning assets increased $1.9 billion compared to the first quarter of 2020. Average loan balances increased $2.2 billion, largely due to the influx of PPP loans. Available for sale securities increased $816 million as we have adjusted our balance sheet for the current rate environment. Fair value option securities, held as an economic hedge of the changes in fair value of our mortgage servicing rights, decreased $1.0 billion. In addition, receivables from unsettled securities sales, primarily related to our U.S. agency residential mortgage-backed trading operations, increased $1.6 billion. Growth in average earning assets and non-interest bearing receivables was largely funded by a $2.2 billion increase in interest-bearing deposits. Other borrowings decreased $3.0 billion, primarily due to a decrease in funds borrowed from the Federal Home Loan Bank partially offset by an increase in PPP loans funded through the Federal Reserve's PPP Liquidity Facility. Funds purchased and repurchase agreements increased $2.0 billion.
Net interest margin was 2.83 percent compared to 2.80 percent in the previous quarter. The reduction in deposit costs, LIBOR remaining elevated early in the second quarter, and the strategic positioning of our balance sheet, have combined to reduce the pressure on margin. Excluding the impact of PPP loans, net interest margin was 2.82 percent compared to 2.80 percent in the previous quarter.
The yield on average earning assets decreased 61 basis points from the prior quarter as we start to see the effects of the recent Federal Reserve rate cuts. The loan portfolio yield was down 87 basis points. The yield on the available for sale securities portfolio decreased 19 basis points.
Funding costs decreased 82 basis points. The cost of interest-bearing deposits decreased 64 basis points and the cost of other borrowed funds was down 117 basis points. The benefit to net interest margin from assets funded by non-interest liabilities was 8 basis points for the second quarter of 2020 compared to 26 basis points for the first quarter of 2020.
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

Table 1 -- Volume/Rate Analysis
(In thousands)

	Three Months Ended June 30, 2020 / 2019			Six Months Ended June 30, 2020 / 2019
		Change Due To1			Change Due To1
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$(3,320)	$273	$(3,593)	$(4,324)	$1,123	$(5,447)
Trading securities	(4,136)	953	(5,089)	(11,071)	(1,392)	(9,679)
Investment securities	(411)	(604)	193	(935)	(1,225)	290
Available for sale securities	8,470	17,363	(8,893)	21,317	32,947	(11,630)
Fair value option securities	(3,393)	(517)	(2,876)	3,078	8,061	(4,983)
Restricted equity securities	(4,636)	(2,565)	(2,071)	(5,087)	(2,570)	(2,517)
Residential mortgage loans held for sale	386	704	(318)	(154)	602	(756)
Loans	(78,247)	23,060	(101,307)	(115,062)	27,167	(142,229)
Total tax-equivalent interest revenue	(85,287)	38,667	(123,954)	(112,238)	64,713	(176,951)
Interest expense:
Transaction deposits	(23,219)	8,448	(31,667)	(15,066)	18,450	(33,516)
Savings deposits	(89)	19	(108)	(123)	25	(148)
Time deposits	(2,130)	1,025	(3,155)	(1,507)	1,499	(3,006)
Funds purchased and repurchase agreements	(8,662)	10,349	(19,011)	(8,180)	17,945	(26,125)
Other borrowings	(42,746)	(14,660)	(28,086)	(62,253)	(20,147)	(42,106)
Subordinated debentures	(262)	(4)	(258)	(374)	1	(375)
Total interest expense	(77,108)	5,177	(82,285)	(87,503)	17,773	(105,276)
Tax-equivalent net interest revenue	(8,179)	33,490	(41,669)	(24,735)	46,940	(71,675)
Change in tax-equivalent adjustment	(851)			(665)
Net interest revenue	$(7,328)			$(24,070)
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $232.7 million for the second quarter of 2020, a $60.6 million increase over the second quarter of 2019 and a $52.4 million increase over the first quarter of 2020. Lower mortgage interest rates have positively affected both our brokerage and trading and mortgage banking revenue, leading to increases of $21.5 million and $25.8 million over the second quarter of 2019, respectively, and $11.2 million and $16.8 million over the first quarter of 2020, respectively.

Table 2 – Other Operating Revenue
(In thousands)

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2020	Increase (Decrease)	% Increase (Decrease)
	2020	2019
Brokerage and trading revenue	$62,022	$40,526	$21,496	53%	$50,779	$11,243	22%
Transaction card revenue	22,940	21,915	1,025	5%	21,881	1,059	5%
Fiduciary and asset management revenue	41,257	45,025	(3,768)	(8)%	44,458	(3,201)	(7)%
Deposit service charges and fees	22,046	28,074	(6,028)	(21)%	26,130	(4,084)	(16)%
Mortgage banking revenue	53,936	28,131	25,805	92%	37,167	16,769	45%
Other revenue	11,479	12,437	(958)	(8)%	12,309	(830)	(7)%
Total fees and commissions revenue	213,680	176,108	37,572	21%	192,724	20,956	11%
Other gains (losses), net	6,768	3,480	3,288	N/A	(10,741)	17,509	N/A
Gain on derivatives, net	21,885	11,150	10,735	N/A	18,420	3,465	N/A
Gain (loss) on fair value option securities, net	(14,459)	9,853	(24,312)	N/A	68,393	(82,852)	N/A
Change in fair value of mortgage servicing rights	(761)	(29,555)	28,794	N/A	(88,480)	87,719	N/A
Gain on available for sale securities, net	5,580	1,029	4,551	N/A	3	5,577	N/A
Total other operating revenue	$232,693	$172,065	$60,628	35%	$180,319	$52,374	29%

Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 43 percent of total revenue for the second quarter of 2020, excluding provision for credit losses and gains and losses on other assets, securities and derivatives and the change in the fair value of mortgage servicing rights. We believe that a variety of fee revenue sources provides an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. As an example of this strength, many of the economic factors such as rising interest rates resulting in a decline in mortgage related trading activities and mortgage production volumes, may also increase net interest revenue or fiduciary and asset management revenue. We expect growth in other operating revenue to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, including the recent impact of the COVID-19 pandemic, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and Trading Revenue

Brokerage and trading revenue, which includes revenues from trading, customer hedging, retail brokerage and investment banking, increased $21.5 million or 53 percent compared to the second quarter of 2019.

Trading revenue includes net realized and unrealized gains and losses primarily related to sales of residential mortgage-backed securities guaranteed by U.S. government agencies and related derivative instruments that enable our mortgage-banking customers to manage their market risk. Trading revenue also includes net realized and unrealized gains and losses on municipal securities, asset-backed securities and other financial instruments that we sell to institutional customers, along with changes in the fair value of financial instruments we hold as economic hedges against market risk of our trading securities. Trading revenue was $43.9 million for the second quarter of 2020, a $22.0 million or 101 percent increase compared to the second quarter of 2019. Industry-wide mortgage loan production grew in the second quarter of 2020 driven by lower rates as the Federal Reserve stepped in to provide market stability. We increased our bond trading pipeline to provide greater liquidity to the housing market during a time of record loan production volumes.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue totaled $6.2 million for the second quarter of 2020, an $896 thousand or 17 percent increase compared to the second quarter of 2019.
Brokerage and trading revenue increased $11.2 million compared to the previous quarter. Continued low mortgage interest rates have increased mortgage production as well as related trading activity, which grew trading revenue $9.5 million. Customer hedging revenue also increased $3.0 million as existing customers increased energy hedging activities in the volatile environment.

Fiduciary and Asset Management Revenue

Fiduciary and asset management revenue is earned through managing or holding of assets for customers and executing transactions or providing related services. Approximately 90 percent of fiduciary and asset management revenue is primarily based on the fair value of assets. Rates applied to asset values vary based on the nature of the relationship. Fiduciary relationships and managed asset relationships generally have higher fee rates than non-fiduciary and/or managed relationships. Fiduciary and asset management revenue decreased $3.8 million or 8 percent compared to the second quarter of 2019 and $3.2 million compared to the first quarter of 2020. The decrease is largely due to the decline in the fair value of average assets combined with the addition of approximately $1.1 million in fee waivers. A distribution of assets under management or administration and related fiduciary and asset management revenue follows:

Table 3 -- Assets Under Management or Administration

	Three Months Ended
	June 30, 2020			June 30, 2019			March 31, 2020
	Balance	Revenue[1]	Margin[2]	Balance	Revenue[1]	Margin[2]	Balance	Revenue[1]	Margin[2]
Managed fiduciary assets:
Personal	$9,786,686	$23,826	0.97%	$8,516,076	$26,134	1.23%	$8,796,030	$23,609	1.07%
Institutional	13,568,898	6,872	0.20%	14,286,046	6,283	0.18%	12,186,588	7,347	0.24%
Total managed fiduciary assets	23,355,584	30,698	0.53%	22,802,122	32,417	0.57%	20,982,618	30,956	0.59%

Non-managed assets:
Fiduciary	27,205,000	10,142	0.15%	26,494,774	12,275	0.19%	26,070,483	13,132	0.20%
Non-fiduciary	12,831,130	417	0.01%	15,894,874	333	0.01%	13,176,722	370	0.01%
Safekeeping and brokerage assets under administration	16,060,788	—	—%	16,582,832	—	—%	15,554,006	—	—%
Total non-managed assets	56,096,918	10,559	0.08%	58,972,480	12,608	0.09%	54,801,211	13,502	0.10%

Total assets under management or administration	$79,452,502	$41,257	0.21%	$81,774,602	$45,025	0.22%	$75,783,829	$44,458	0.23%
1 Fiduciary and asset management revenue includes asset-based and other fees associated with the assets.
2 Annualized revenue divided by period-end balance.

A summary of changes in assets under management or administration for the three months ended June 30, 2020 and 2019 follows:

Table 4 -- Changes in Assets Under Management or Administration

	Three Months Ended June 30,
	2020	2019
Beginning balance	$75,783,829	$78,852,284
Net inflows (outflows)	(1,219,567)	1,075,070
Net change in fair value	4,888,240	1,847,248
Ending balance	$79,452,502	$81,774,602

Mortgage Banking Revenue

Mortgage banking revenue increased $25.8 million or 92 percent compared to the second quarter of 2019. Mortgage loan production volumes increased $262 million or 32 percent as average primary mortgage interest rates have decreased. The gain on sale margin increased 219 basis points to 3.65 percent in the second quarter of 2020. A rapid decrease in interest rates has led to increased application demand, especially refinance demand, and industry-wide capacity constraints.

Mortgage banking revenue increased $16.8 million or 45 percent compared to the first quarter of 2020. Lower mortgage interest rates during the quarter led to an increase in mortgage production of 2 percent over an already strong first quarter. Gain on sale margin improved 159 basis points over the prior quarter due to industry-wide capacity constraints.

Table 5 – Mortgage Banking Revenue
(In thousands)

	Three Months Ended June 30,		Increase (Decrease)		% Increase (Decrease)	Three Months Ended Mar. 31, 2020	Increase (Decrease)		% Increase (Decrease)
	2020	2019
Mortgage production revenue	$39,185	$11,869	$27,316		230%	$21,570	$17,615		82%

Mortgage loans funded for sale	$1,184,249	$729,841				$548,956
Add: Current period end outstanding commitments	546,304	344,087				657,570
Less: Prior period end outstanding commitments	657,570	263,434				158,460
Total mortgage production volume	$1,072,983	$810,494	$262,489		32%	$1,048,066	$24,917		2%

Mortgage loan refinances to mortgage loans funded for sale	71%	31%	4,000	bps		57%	1,400	bps
Gains on sale margin	3.65%	1.46%	219	bps		2.06%	159	bps
Primary mortgage interest rates:
Average	3.24%	4.01%	(77)	bps		3.51%	(27)	bps
Period end	3.13%	3.73%	(60)	bps		3.33%	(20)	bps

Mortgage servicing revenue	$14,751	$16,262	$(1,511)		(9)%	$15,597	$(846)		(5)%
Average outstanding principal balance of mortgage loans serviced for others	19,319,872	21,418,690	(2,098,818)		(10)%	20,416,546	(1,096,674)		(5)%

Average mortgage servicing revenue rates	0.31%	0.30%	1	bp		0.31%	—	bp

Primary rates disclosed in Table 5 above represent rates generally available to borrowers on 30 year conforming mortgage loans.

Service Charges

Deposit service charges and fees decreased $6.0 million compared to the second quarter of 2019 and $4.1 million compared to the first quarter of 2020. This decrease was due in part to "shelter in place" orders that led to lower activity and also to certain fee waivers in order to help our customers during uncertain times caused by the pandemic.

Net gains on other assets, securities and derivatives

Other net gains totaled $6.8 million in the second quarter of 2020 compared to other net gains of $3.5 million in the second quarter of 2019 and other net losses of $10.7 million in the first quarter of 2020. These fluctuations are primarily related to changes in the fair value of investments related to deferred compensation that are largely offset in deferred compensation expense. The first quarter of 2020 also included a $3.1 million impairment of an energy fund investment.

As discussed in the Market Risk section following, the fair value of our mortgage servicing rights ("MSRs") changes in response to changes in primary mortgage loan rates and other assumptions. We attempt to mitigate the earnings volatility caused by changes in the fair value of MSRs by designating certain financial instruments as an economic hedge. Changes in the fair value of these instruments are generally expected to partially offset changes in the fair value of MSRs. In the second quarter of 2020, we completed a sale of mortgage servicing rights on $1.6 billion of unpaid principal balance, primarily related to loans guaranteed by the Veteran's Administration. This sale was completed to reduce exposure to out of footprint MSRs with higher credit risk where no other relationships with the borrower exist. The fair value of contracts held as an economic hedge increased in the second quarter of 2020 while the fair value of MSRs was largely unchanged. Interest rate movements between the date we established the transaction price and the closing date of the sale produced positive results.

Table 6 - Gain (Loss) on Mortgage Servicing Rights
(In thousands)

	Three Months Ended
	June 30, 2020	Mar. 31, 2020	June 30, 2019
Gain on mortgage hedge derivative contracts, net	$21,815	$18,371	$11,128
Gain (loss) on fair value option securities, net	(14,459)	68,393	9,853
Gain on economic hedge of mortgage servicing rights, net	7,356	86,764	20,981
Loss on change in fair value of mortgage servicing rights	(761)	(88,480)	(29,555)
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges included in other operating revenue	6,595	(1,716)	(8,574)
Net interest revenue on fair value option securities[1]	2,702	4,268	1,296
Total economic benefit (cost) of changes in the fair value of mortgage servicing rights, net of economic hedges	$9,297	$2,552	$(7,278)
1 Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Other Operating Expense

Other operating expense for the second quarter of 2020 totaled $295.4 million, an increase of $18.3 million compared to the second quarter of 2019 and $26.8 million compared to the first quarter of 2020.

Table 7 – Other Operating Expense
(In thousands)

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2020	Increase (Decrease)	% Increase (Decrease)
	2020	2019
Regular compensation	$99,267	$98,247	$1,020	1%	$97,760	$1,507	2%
Incentive compensation:
Cash-based	47,209	33,155	14,054	42%	36,189	11,020	30%
Share-based	2,815	2,734	81	3%	3,108	(293)	9%
Deferred compensation	5,932	1,534	4,398	N/A	(5,673)	11,605	N/A
Total incentive compensation	55,956	37,423	18,533	50%	33,624	22,332	66%
Employee benefits	21,012	24,672	(3,660)	(15)%	24,797	(3,785)	(15)%
Total personnel expense	176,235	160,342	15,893	10%	156,181	20,054	13%
Business promotion	1,935	10,142	(8,207)	(81)%	6,215	(4,280)	(69)%
Charitable contributions to BOKF Foundation	3,000	1,000	2,000	N/A	—	3,000	N/A
Professional fees and services	12,161	13,002	(841)	(6)%	12,948	(787)	(6)%
Net occupancy and equipment	30,675	26,880	3,795	14%	26,061	4,614	18%
Insurance	5,156	6,454	(1,298)	(20)%	4,980	176	4%
Data processing and communications	32,942	29,735	3,207	11%	32,743	199	1%
Printing, postage and supplies	3,502	4,107	(605)	(15)%	4,272	(770)	(18)%
Net losses and operating expenses of repossessed assets	1,766	580	1,186	204%	1,531	235	15%
Amortization of intangible assets	5,190	5,138	52	1%	5,094	96	2%
Mortgage banking costs	15,598	11,545	4,053	35%	10,545	5,053	48%
Other expense	7,227	8,212	(985)	(12)%	8,054	(827)	(10)%
Total other operating expense	$295,387	$277,137	$18,250	7%	$268,624	$26,763	10%

Average number of employees (full-time equivalent)	5,037	5,123	(86)	(2)%	5,075	(38)	(1)%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense

Personnel expense increased $15.9 million compared to the second quarter of 2019. Incentive compensation increased $18.5 million. Cash based incentive compensation increased $14.1 million, largely due to increased mortgage-backed securities trading activity. Deferred compensation increased $4.4 million; however, this is largely offset by an increase in the value of related investments included in Other gains (losses). Employee benefits decreased $3.7 million. Due to the COVID-19 pandemic, many elective procedures have been put on hold and only essential services performed driving down employee healthcare costs.
Personnel expense increased $20.1 million compared the first quarter of 2020. Incentive compensation increased $22.3 million. Cash based incentive compensation increased $11.0 million, primarily due to increased mortgage-backed securities trading activity. Deferred compensation increased $11.6 million. This is largely offset by an increase in the value of related investments included in Other gains (losses). Employee benefits decreased $3.8 million led by a seasonal decrease in payroll taxes and retirement plan expenses.

Non-personnel operating expense

Non-personnel operating expense increased $2.4 million over the second quarter of 2019. Mortgage banking costs increased $4.1 million due to additional accruals related to default servicing and loss mitigation costs on loans serviced for others. Occupancy and equipment expenses increased $3.8 million, largely due to the impairment of two leases where assumptions regarding subleasing changed due to deteriorating economic conditions. Data processing and communications expense increased $3.2 million, primarily due to technology project costs. A $3.0 million charitable contribution was also made to the BOKF Foundation in the second quarter of 2020. These increases were partially offset by a decrease of $8.2 million in business promotion expense, primarily related to a combination of decreased travel and entertainment expense due to the pandemic and decreased advertising costs. We experienced higher than usual advertising costs in the second quarter of 2019 as we worked on brand recognition advertising in our Arizona and Colorado markets following the CoBiz acquisition.
Non-personnel expense increased $6.7 million compared to the first quarter of 2020. Mortgage banking costs increased $5.1 million. Accruals related to default servicing and loss mitigation costs on loans serviced for others increased $2.8 million due to changes in our portfolio and loan counts, delinquency levels, and additional accruals related to losses on loans in forbearance. Increased amortization of mortgage servicing rights from actual prepayments also added $1.7 million to mortgage banking costs during the second quarter of 2020. Occupancy and equipment expense increased $4.6 million as impairment charges were incurred on two leases. These increases were partially offset by a decrease of $4.3 million in business promotion costs, largely related to reduced travel and entertainment expenses.
Income Taxes

The effective tax rate was 19.7 percent for the second quarter of 2020, 21.4 percent for the second quarter of 2019 and 21.8 percent for the first quarter of 2020. The effective tax rate decreased for the second quarter of 2020 as a result of a decrease in forecasted net income before tax for 2020.
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

As shown in Table 8, net income attributable to our lines of business decreased $1.9 million compared to the second quarter of 2019. Net interest revenue decreased by $52.9 million compared to the prior year, primarily due to decreases in the short-term interest rate related to a 225 basis point reduction in the federal funds rate by the Federal Reserve since the middle of 2019. Other operating revenue increased by $45.3 million led by our brokerage and trading and mortgage banking businesses. Operating expense increased $11.9 million compared to the second quarter of 2019, largely due to increased incentive compensation related to trading activities.

Net interest revenue decreased $3.0 million compared to the first quarter of 2020 as we started to see some of the effects of recent rate cuts by the Federal Reserve. Other operating revenue increased $30.6 million. Continued low mortgage interest rates drove increases in mortgage banking revenue of $16.7 million and brokerage and trading revenue of $12.5 million. Other operating expense increased $8.7 million, largely driven by increased incentive compensation related to trading activities. Net income attributed to Funds Management and other was affected by the provision for expected credit losses in excess of net charge-offs of $121.2 million in the second quarter of 2020 and $76.6 million in the first quarter of 2020.

Table 8 -- Net Income by Line of Business
(In thousands)

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2020	Increase (Decrease)	% Increase (Decrease)
	2020	2019
Commercial Banking	$80,992	$106,280	$(25,288)	(24)%	$74,975	$6,017	8%
Consumer Banking	31,900	16,342	15,558	95%	22,921	8,979	39%
Wealth Management	33,394	25,544	7,850	31%	22,573	10,821	48%
Subtotal	146,286	148,166	(1,880)	(1)%	120,469	25,817	21%
Funds Management and other	(81,593)	(10,603)	(70,990)	N/A	(58,390)	(23,203)	N/A
Total	$64,693	$137,563	$(72,870)	(53)%	$62,079	$2,614	4%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Commercial Banking

Commercial Banking contributed $81.0 million to consolidated net income in the second quarter of 2020, a decrease of $25.3 million or 24 percent compared to the second quarter of 2019.

Table 9 -- Commercial Banking
(Dollars in thousands)

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2020	Increase (Decrease)	% Increase (Decrease)
	2020	2019
Net interest revenue from external sources	$174,314	$251,084	$(76,770)	(31)%	$201,902	$(27,588)	(14)%
Net interest expense from internal sources	(29,205)	(66,613)	37,408	(56)%	(50,495)	21,290	(42)%
Total net interest revenue	145,109	184,471	(39,362)	(21)%	151,407	(6,298)	(4)%
Net loans charged off	13,762	6,823	6,939	102%	16,880	(3,118)	(18)%
Net interest revenue after net loans charged off	131,347	177,648	(46,301)	(26)%	134,527	(3,180)	(2)%

Fees and commissions revenue	46,515	41,105	5,410	13%	41,459	5,056	12%
Other gains (losses), net	1,383	506	877	N/A	(3,239)	4,622	N/A
Other operating revenue	47,898	41,611	6,287	15%	38,220	9,678	25%

Personnel expense	39,873	42,620	(2,747)	(6)%	37,020	2,853	8%
Non-personnel expense	23,060	20,795	2,265	11%	23,732	(672)	(3)%
Other operating expense	62,933	63,415	(482)	(1)%	60,752	2,181	4%

Net direct contribution	116,312	155,844	(39,532)	(25)%	111,995	4,317	4%
Gain on financial instruments, net	48	20	28	N/A	49	(1)	N/A
Gain on repossessed assets, net	191	—	191	N/A	9	182	N/A
Corporate expense allocations	5,437	10,652	(5,215)	(49)%	8,905	(3,468)	(39)%
Income before taxes	111,114	145,212	(34,098)	(23)%	103,148	7,966	8%
Federal and state income tax	30,122	38,932	(8,810)	(23)%	28,173	1,949	7%
Net income	$80,992	$106,280	$(25,288)	(24)%	$74,975	$6,017	8%

Average assets	$27,575,652	$22,910,724	$4,664,928	20%	$24,687,976	$2,887,676	12%
Average loans	19,262,827	18,812,800	450,027	2%	18,812,015	450,812	2%
Average deposits	14,599,225	10,724,206	3,875,019	36%	11,907,386	2,691,839	23%
Average invested capital	2,230,707	2,222,032	8,675	—%	2,188,242	42,465	2%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Net interest revenue decreased $39.4 million compared to the second quarter of 2019. Net interest revenue decreased due to a combination of compressed loan spreads and lower deposit related net interest revenue as the value of deposits was impacted by falling interest rates. Net loans charged-off increased $6.9 million.

Fees and commissions revenue increased $5.4 million or 13 percent largely due to an increase in customer energy hedging revenue as customers increased hedges due to the volatile price environment. Operating expenses were relatively consistent with the second quarter of 2019. Corporate expense allocations decreased $5.2 million or 49 percent compared to the prior year.

The average outstanding balance of loans attributed to Commercial Banking was up $450 million or 2 percent over the second quarter of 2019 to $19.3 billion. See the Loans section of Management’s Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans, which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking were $14.6 billion for the second quarter of 2020, a $3.9 billion or 36 percent increase over the second quarter of 2019, largely related to the inflow of deposits from the CARES Act and other government stimulus initiatives along with core customer growth. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of change.

Net interest revenue decreased $6.3 million or 4 percent compared to the first quarter of 2020 largely due to a decrease in loan spreads combined with a decline in the value of deposits, as short term rates fell, from the Funds Management unit compared to the prior quarter. Fees and commissions revenue increased $5.1 million, led by an increase in customer energy hedging revenue of $4.4 million. Other gains (losses), net also increased over the first quarter of 2020, primarily related to an impairment charge recognized on an energy fund in the first quarter. Operating expense increased $2.2 million or 4 percent compared to the first quarter of 2020, primarily due to incentive compensation costs.

Average loan balances increased $451 million or 2 percent and average customer deposits increased $2.7 billion or 23 percent over the first quarter of 2020.

Consumer Banking

Consumer Banking provides retail banking services through four primary distribution channels: traditional branches, the 24-hour ExpressBank call center, Internet banking and mobile banking. Consumer Banking also conducts mortgage banking activities through offices located outside of our Consumer Banking markets.

Consumer Banking contributed $31.9 million to consolidated net income for the second quarter of 2020, an increase of $15.6 million over the second quarter of 2019. Improved performance by Consumer Banking was largely due to the effect of lower mortgage interest rates, which has increased mortgage banking activity and related revenue. Changes in the fair value of mortgage servicing rights, net of economic hedges, increased pre-tax net income for the second quarter of 2020 by $6.6 million compared to an $8.6 million decrease in pre-tax net income in the second quarter of 2019.

Table 10 -- Consumer Banking
(Dollars in thousands)

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2020	Increase (Decrease)	% Increase (Decrease)
	2020	2019
Net interest revenue from external sources	$18,795	$25,300	$(6,505)	(26)%	$25,876	$(7,081)	(27)%
Net interest revenue from internal sources	20,475	27,415	(6,940)	(25)%	18,056	2,419	13%
Total net interest revenue	39,270	52,715	(13,445)	(26)%	43,932	(4,662)	(11)%
Net loans charged off	535	1,728	(1,193)	(69)%	1,256	(721)	(57)%
Net interest revenue after net loans charged off	38,735	50,987	(12,252)	(24)%	42,676	(3,941)	(9)%

Fees and commissions revenue	67,192	48,830	18,362	38%	55,062	12,130	22%
Other losses, net	—	(19)	19	N/A	—	—	N/A
Other operating revenue	67,192	48,811	18,381	38%	55,062	12,130	22%

Personnel expense	23,821	24,377	(556)	(2)%	23,620	201	1%
Non-personnel expense	35,115	33,317	1,798	5%	31,173	3,942	13%
Total other operating expense	58,936	57,694	1,242	2%	54,793	4,143	8%

Net direct contribution	46,991	42,104	4,887	12%	42,945	4,046	9%
Gain on financial instruments, net	7,356	20,981	(13,625)	N/A	86,764	(79,408)	N/A
Change in fair value of mortgage servicing rights	(761)	(29,555)	28,794	N/A	(88,480)	87,719	N/A
Gain on repossessed assets, net	27	92	(65)	N/A	13	14	N/A
Corporate expense allocations	10,812	11,695	(883)	(8)%	10,487	325	3%
Income before taxes	42,801	21,927	20,874	95%	30,755	12,046	39%
Federal and state income tax	10,901	5,585	5,316	95%	7,834	3,067	39%
Net income	$31,900	$16,342	$15,558	95%	$22,921	$8,979	39%

Average assets	$9,920,005	$9,212,667	$707,338	8%	$9,850,853	$69,152	1%
Average loans	1,679,164	1,796,823	(117,659)	(7)%	1,711,703	(32,539)	(2)%
Average deposits	7,587,246	6,998,677	588,569	8%	6,869,481	717,765	10%
Average invested capital	258,558	304,990	(46,432)	(15)%	274,384	(15,826)	(6)%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Net interest revenue from Consumer Banking activities declined by $13.4 million or 26 percent compared to the second quarter of 2019, primarily due to a decrease in the yield on deposits sold to our Funds Management unit. Average consumer deposits grew $589 million over the second quarter of 2019 with demand deposit balances increasing $398 million or 18 percent. Deposit growth was related to CARES Act funding and government stimulus payments in addition to core growth.

Fees and commissions revenue increased $18.4 million or 38 percent over the second quarter of 2019. Lower mortgage interest rates increased mortgage loan origination volumes, particularly refinance volumes, which jumped to 71 percent of originations in the second quarter of 2020. Mortgage production volume increased $262 million or 32 percent and gain on sale margin increased 219 basis points due to industry-wide capacity constraints. Deposit service charges decreased $6.3 million, primarily due to reduced activity as a result of "shelter in place" initiatives as well as waived fees as a result of the pandemic. Operating expense increased by $1.2 million or 2 percent. Mortgage banking costs increased $4.0 million, largely related to accruals related to default servicing and loss mitigation costs on loans serviced for others. This was largely offset by a decrease in business promotion expense of 2.7 million, primarily due to rebranding efforts in the second quarter of 2019 following the CoBiz acquisition. Corporate expense allocations were $883 thousand or 8 percent lower than the prior year.

Changes in the fair value of mortgage servicing rights, net of economic hedges, increased pre-tax net income for the second quarter of 2020 by $6.6 million compared to an $8.6 million decrease in pre-tax net income in the second quarter of 2019. The completion of a sale of mortgage servicing rights on $1.6 billion of unpaid principal balance, primarily related to loans guaranteed by the Veteran's Administration, was a large contributor. The fair value of contracts held as an economic hedge increased while the fair value of the servicing rights was largely unchanged. Interest rate movements between the date the transaction price was established and the closing date of the sale produced positive results.

Net interest revenue from Consumer Banking activities decreased $4.7 million or 11 percent compared to the first quarter of 2020. Operating revenue increased $12.1 million or 22 percent over the first quarter of 2020. Revenues from mortgage banking activities increased $16.7 million. Mortgage production volume increased $25 million or 2 percent as a result of lower interest rates. Gain on sale margins climbed to 3.65 percent from 2.06 percent. Deposit service charge revenue decreased $3.9 million compared to the first quarter of 2020. We proactively waived certain fees in the second quarter to help customers throughout the uncertain time caused by the pandemic.
Operating expenses increased $4.1 million, largely related to higher amortization of mortgage servicing rights and accruals related to default servicing and loss mitigation costs on loans serviced for others.

Average consumer loans decreased $33 million or 2 percent. Average deposits increased $718 million or 10 percent, primarily due to funding related to the CARES Act as well as core growth.

Wealth Management

Wealth Management contributed $33.4 million to consolidated net income in the second quarter of 2020, an increase of $7.9 million or 31 percent compared to the second quarter of 2019. Increased fees and commissions revenue, primarily from residential mortgage-backed securities trading, was partially offset by related incentive compensation costs.

Table 11 -- Wealth Management
(Dollars in thousands)

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2020	Increase (Decrease)	% Increase (Decrease)
	2020	2019
Net interest revenue from external sources	$34,359	$17,222	$17,137	100%	$14,366	$19,993	139%
Net interest revenue from internal sources	(7,479)	9,719	(17,198)	(177)%	4,538	(12,017)	(265)%
Total net interest revenue	26,880	26,941	(61)	—%	18,904	7,976	42%
Net loans charged off (recovered)	(89)	(48)	(41)	85%	(48)	(41)	85%
Net interest revenue after net loans charged off (recovered)	26,969	26,989	(20)	—%	18,952	8,017	42%

Fees and commissions revenue	106,757	85,925	20,832	24%	97,881	8,876	9%
Other gains (losses), net	(83)	92	(175)	N/A	—	(83)	N/A
Other operating revenue	106,674	86,017	20,657	24%	97,881	8,793	9%

Personnel expense	61,909	50,080	11,829	24%	56,443	5,466	10%
Non-personnel expense	18,658	19,372	(714)	(4)%	21,749	(3,091)	(14)%
Other operating expense	80,567	69,452	11,115	16%	78,192	2,375	3%

Net direct contribution	53,076	43,554	9,522	22%	38,641	14,435	37%
Corporate expense allocations	8,204	9,168	(964)	(11)%	8,265	(61)	(1)%
Income before taxes	44,872	34,386	10,486	30%	30,383	14,489	48%
Federal and state income tax	11,478	8,842	2,636	30%	7,810	3,668	47%
Net income	$33,394	$25,544	$7,850	31%	$22,573	$10,821	48%

Average assets	$15,721,452	$9,849,396	$5,872,056	60%	$12,723,412	$2,998,040	24%
Average loans	1,709,363	1,647,680	61,683	4%	1,705,735	3,628	—%
Average deposits	8,385,681	6,220,848	2,164,833	35%	7,623,986	761,695	10%
Average invested capital	295,245	274,050	21,195	8%	288,264	6,981	2%

Net interest revenue was relatively consistent with the second quarter of 2019. Increased net interest revenue related to growth in trading activity was offset by a reduction in the value of deposits sold to the Funds Management unit. Average loans attributed to the Wealth Management segment increased $62 million or 4 percent. Average deposits increased $2.2 billion or 35 percent, largely due to core growth.

Fees and commissions revenue increased $20.8 million or 24 percent over the second quarter of 2019. Brokerage and trading revenue increased $20.7 million due to increased trading activity as a result of lower mortgage interest rates. We increased our bond trading pipeline in the second quarter of 2020 to provide greater liquidity to the housing market during a time of record volumes. Average trading assets, which includes trading securities inventory and receivables from unsettled securities sales, were $6.3 billion for the second quarter of 2020 compared to $3.1 billion for the second quarter of 2019. Fiduciary and asset management revenue decreased $3.8 million related to a combination of lower average asset values and waived fees. Operating expense increased $11.1 million or 16 percent compared to the second quarter of 2019, primarily related to incentive compensation expense on higher trading activity. Corporate expense allocations decreased $964 thousand or 11 percent compared to the prior year.

Net income for Wealth Management increased $10.8 million or 48 percent compared to the first quarter of 2020.

Net interest revenue increased $8.0 million due to higher net interest revenue related to residential mortgage-backed trading activities and increased deposit balances, partially offset by the decline in the value of deposits sold to the Funds Management unit. Brokerage and trading revenue increased $8.9 million due to an increase in trading activity and volumes due to market volatility. Operating expenses increased $2.4 million, largely due to variable incentive compensation related to revenue growth, partially offset by lower business promotion expense.

Average loans maintained at $1.7 billion and average deposits increased $762 million or 10 percent to $8.4 billion.
Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the Consolidated Financial Statements for the composition of the securities portfolio as of June 30, 2020 and December 31, 2019.

We hold an inventory of trading securities in support of sales to a variety of customers, including banks, corporations, insurance companies, money managers and others. Trading securities decreased $914 million to $1.2 billion during the second quarter of 2020. As discussed in the Market Risk section of this report, trading activities involve risk of loss from adverse price movement. We mitigate this risk within board-approved limits through the use of derivative contracts, short-sales and other techniques. These limits remain relatively unchanged from levels set before our expanded trading activities.

At June 30, 2020, the carrying value of investment (held-to-maturity) securities was $268 million, including a $1.6 million allowance for expected credit losses compared to $274 million at March 31, 2020 with a $1.5 million allowance for expected credit losses. The fair value of investment securities was $299 million at June 30, 2020 and $296 million at March 31, 2020. Investment securities consist primarily of residential mortgage-backed securities issued by U.S. government agencies, long-term, fixed rate Oklahoma and Texas municipal bonds, and taxable Texas school construction bonds.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $12.0 billion at June 30, 2020, a $270 million decrease compared to March 31, 2020. At June 30, 2020, the available for sale securities portfolio consisted primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Both residential and commercial mortgage-backed securities have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined residential mortgage-backed securities portfolio held in investment and available for sale securities at June 30, 2020 is 2.4 years. Management estimates the duration extends to 3.7 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 2.1 years assuming a 100 basis point decline in the current low rate environment.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $24.2 billion at June 30, 2020, up $1.7 billion over March 31, 2020, primarily due to a $2.1 billion increase from PPP loans, partially offset by paydowns in the commercial portfolio.

Table 12 -- Loans
(In thousands)

	June 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019
Commercial:
Energy	$3,974,174	$4,111,676	$3,973,377	$4,114,269	$3,921,353
Services	3,779,881	3,955,748	3,832,031	4,011,089	4,105,117
Healthcare	3,289,343	3,165,096	3,033,916	3,032,968	2,926,510
General business	3,115,112	3,563,455	3,192,326	3,266,299	3,383,928
Total commercial	14,158,510	14,795,975	14,031,650	14,424,625	14,336,908

Commercial real estate:
Multifamily	1,407,107	1,282,457	1,265,562	1,324,839	1,300,372
Office	973,995	962,004	928,379	1,014,275	1,056,306
Retail	780,467	774,198	775,521	799,169	825,399
Industrial	723,005	728,026	856,117	873,536	828,569
Residential construction and land development	136,911	138,958	150,879	135,361	141,509
Other commercial real estate	532,659	564,442	457,325	478,877	557,878
Total commercial real estate	4,554,144	4,450,085	4,433,783	4,626,057	4,710,033

Paycheck protection program	2,081,428	—	—	—	—

Loans to individuals:
Residential mortgage	1,813,442	1,844,555	1,886,378	1,925,539	1,975,449
Residential mortgage guaranteed by U.S. government agencies	322,269	197,889	197,794	191,764	195,373
Personal	1,226,097	1,175,466	1,201,382	1,117,382	1,037,889
Total loans to individuals	3,361,808	3,217,910	3,285,554	3,234,685	3,208,711

Total	$24,155,890	$22,463,970	$21,750,987	$22,285,367	$22,255,652

Commercial

Commercial loans represent loans for working capital, facilities acquisition or expansion, purchases of equipment and other needs of commercial customers primarily located within our geographical footprint. These loans are underwritten individually and represent ongoing relationships based on a thorough knowledge of the customer, the customer’s industry and market. While commercial loans are generally secured by the customer’s assets including real property, inventory, accounts receivable, operating equipment, interests in mineral rights and other property and may also include personal guarantees of the owners and related parties, the primary source of repayment of the loans is the ongoing cash flow from operations of the customer’s business. In addition, revolving lines of credit are generally governed by a borrowing base. Inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with commercial lending policies.

Commercial loans totaled $14.2 billion or 59 percent of the loan portfolio at June 30, 2020, a $637 million decrease compared to March 31, 2020, primarily due to paydowns in the second quarter.

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

Outstanding energy loans totaled $4.0 billion or 16 percent of total loans at June 30, 2020, a $138 million decrease compared to March 31, 2020. Approximately $3.1 billion of energy loans were to oil and gas producers, down $105 million compared to March 31, 2020. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. Approximately 62 percent of the committed production loans are secured by properties primarily producing oil and 38 percent of the committed production loans are secured by properties primarily producing natural gas.

Loans to midstream oil and gas companies totaled $688 million at June 30, 2020, up $17 million over March 31, 2020. Loans to borrowers that provide services to the energy industry totaled $142 million at June 30, 2020, down $42 million. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales, totaled $63 million, a $7.3 million decrease compared to the prior quarter.

Unfunded energy loan commitments were $2.5 billion at June 30, 2020, a $222 million decrease compared to March 31, 2020 primarily due to semi-annual borrowing base redeterminations completed during the second quarter.

The healthcare sector of the loan portfolio totaled $3.3 billion or 14 percent of total loans. Healthcare loans increased $124 million over March 31, 2020, primarily due to growth in balances from medical service providers. Healthcare sector loans consist primarily of loans for the development and operation of senior housing and care facilities, including independent living, assisted living and skilled nursing. Generally we loan to borrowers with a portfolio of multiple facilities that serves to help diversify risks specific to a single facility. Healthcare also includes loans to hospitals and other medical service providers impacted by a deferral of elective procedures. The CARES Act includes multiple revenue enhancement measures for both hospitals and skilled nursing facilities as they manage through the risks of the virus.
The services sector of the loan portfolio decreased $176 million to $3.8 billion or 16 percent of total loans. Service sector loans consist of a large number of loans to a variety of businesses, including Native American tribal and state and local governments, Native American tribal casino operations, educational services, foundations and not-for-profit organizations and specialty trade contractors. Approximately $1.9 billion of the services category is made up of loans with individual balances of less than $10 million. Services sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

General business loans decreased $448 million to $3.1 billion or 13 percent of total loans. General business loans consist of $1.7 billion of wholesale/retail loans, $780 million of loans from other commercial industries, and the remainder from manufacturing loans.

Our services and general business loans include areas we consider to be more exposed to the economic slowdown as a result of the social distancing measures in place to combat the COVID-19 pandemic such as entertainment and recreation, retail, hotels, churches, airline travel, and higher education that are dependent on large social gatherings to remain profitable. This represents less than 7 percent of our total portfolio. Some of these borrowers have participated in the PPP, which has provided some measure of relief. We will continue to monitor these areas closely in the coming months.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $100 million and with three or more non-affiliated banks as participants. At June 30, 2020, the outstanding principal balance of these loans totaled $4.7 billion, including $2.2 billion of energy loans. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 21 percent of our shared national credits, based on dollars committed. We hold shared national credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

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

The commercial real estate loan balance as a percentage of our total loan portfolio has ranged from 19 percent to 22 percent over the past five years. The outstanding balance of commercial real estate loans increased $104 million over March 31, 2020. Multifamily residential loans, our largest exposure in commercial real estate, increased $125 million to $1.4 billion at June 30, 2020. Pay downs from refinances into the permanent market slowed during the second quarter. Loans secured by office buildings increased $12 million to $974 million. Loans secured by other commercial real estate properties decreased $32 million to $533 million. Loans secured by retail facilities were $780 million at June 30, 2020, largely unchanged from the prior quarter.

Approximately 71 percent of loans in this segment are in our geographic footprint based on collateral location. The largest concentration of loans in this segment outside our footprint is Utah, totaling 7 percent of the segment, followed by California at 6 percent. All other states represent less than 5 percent individually.

Loans secured by retail facilities and office buildings may be adversely impacted by measures being taken to hinder the spread of the virus as well as changes in consumer behavior.
Payment Protection Program
We are actively participating in programs initiated by the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), including the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP") that began on April 3, 2020. PPP provided fully forgivable loans when utilized for qualified expenditures, including to help small business maintain payrolls during the COVID-19 pandemic. These loans have a contractual term of two years, though most are expected to be forgiven prior to maturity after completion of a compliance period. Loans are guaranteed and amounts forgiven will be reimbursed to the Company by the SBA. The loans carry a rate of 1 percent. Interest plus loan fees, which vary depending on loan size, are accrued over the contractual life of the loan. Any unaccreted origination fees will be recognized when the loan is paid.
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

Approximately 93 percent of the loans in this segment are secured by collateral located within our geographical footprint. Loans for which the collateral location is less relevant, such as unsecured loans are categorized by the borrower’s primary operating location.

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

Table 13-- Loans Managed by Primary Geographical Market
(In thousands)

	June 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019
Texas:
Commercial	$5,771,691	$6,350,690	$6,174,894	$6,220,227	$5,877,265
Commercial real estate	1,389,547	1,296,266	1,259,117	1,292,116	1,341,609
Paycheck protection program	612,133	—	—	—	—
Loans to individuals	748,474	756,634	727,175	749,361	673,463
Total Texas	8,521,845	8,403,590	8,161,186	8,261,704	7,892,337

Oklahoma:
Commercial	5,086,934	3,886,086	3,454,825	3,690,100	3,762,234
Commercial real estate	636,021	593,473	631,026	679,786	717,970
Paycheck protection program	442,518	—	—	—	—
Loans to individuals	1,967,665	1,788,518	1,854,864	1,753,698	1,786,162
Total Oklahoma	8,133,138	6,268,077	5,940,715	6,123,584	6,266,366

Colorado:
Commercial	1,600,382	2,181,309	2,169,598	2,247,798	2,325,742
Commercial real estate	937,742	955,608	927,826	975,066	1,023,410
Paycheck protection program	488,279	—	—	—	—
Loans to individuals	264,872	268,674	276,939	303,605	314,317
Total Colorado	3,291,275	3,405,591	3,374,363	3,526,469	3,663,469

Arizona:
Commercial	1,036,862	1,396,582	1,307,073	1,276,534	1,330,415
Commercial real estate	689,121	714,161	728,832	771,425	761,243
Paycheck protection program	318,961	—	—	—	—
Loans to individuals	177,066	181,821	186,539	170,815	168,019
Total Arizona	2,222,010	2,292,564	2,222,444	2,218,774	2,259,677

Kansas/Missouri:
Commercial	404,860	556,255	527,872	566,969	602,836
Commercial real estate	314,504	310,799	322,541	374,795	331,443
Paycheck protection program	76,724	—	—	—	—
Loans to individuals	102,577	116,734	131,069	146,522	155,453
Total Kansas/Missouri	898,665	983,788	981,482	1,088,286	1,089,732

New Mexico:
Commercial	182,688	327,164	305,320	335,409	350,520
Commercial real estate	455,574	434,150	402,148	374,331	385,058
Paycheck protection program	128,058	—	—	—	—
Loans to individuals	83,470	87,110	90,257	92,270	92,626
Total New Mexico	849,790	848,424	797,725	802,010	828,204

Arkansas:
Commercial	75,093	97,889	92,068	87,588	87,896
Commercial real estate	131,635	145,628	162,293	158,538	149,300
Paycheck protection program	14,755	—	—	—	—
Loans to individuals	17,684	18,419	18,711	18,414	18,671
Total Arkansas	239,167	261,936	273,072	264,540	255,867

Total BOK Financial loans	$24,155,890	$22,463,970	$21,750,987	$22,285,367	$22,255,652

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

We have off-balance sheet commitments related to certain residential mortgage loans sold into mortgage-backed securities as part of our mortgage banking activities. We retain off-balance sheet credit risk related to losses in excess of amounts guaranteed by the U.S. Department of Veteran's Affairs ("VA"). During the second quarter, we sold mortgage servicing rights related to residential mortgage loans primarily guaranteed by the VA with an unpaid principal balance of $1.6 billion.

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

The CARES Act provided protections for borrowers with agency-backed residential mortgages that are serviced by the Company. Forbearance must be granted upon receiving a request from a borrower and the borrower's attestation to a financial hardship associated with the COVID-19 emergency. The Bank is required to offer up to a 6 month forbearance, with the possibility of an additional 6 month extension. This program was available to all current and delinquent borrowers, including those in bankruptcy and/or foreclosure. As of June 30, 2020, agency-serviced loans in forbearance included 4,503 borrowers with an unpaid principal balance of $792 million. For certain contracts, we must advance principal and interest payments during the forbearance period. Advances as of June 30, 2020 totaled $6.2 million. Advances are generally reimbursed to us by the appropriate agencies. Loans in forbearance are considered delinquent when payments are not made for purposes of valuing mortgage servicing rights and for purposes of determining GNMA loans that are eligible to be repurchased. As of June 30, 2020, 40% of borrowers in forbearance remained current.

Table 14 – Off-Balance Sheet Credit Commitments
(In thousands)

	June 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019
Loan commitments	$10,298,572	$9,960,678	$11,065,649	$11,259,366	$11,411,819
Standby letters of credit	693,177	683,516	645,505	712,944	698,527
Unpaid principal balance of residential mortgage loans sold with recourse	82,305	86,336	88,808	92,139	93,606
Unpaid principal balance of residential mortgage loans transferred into mortgage-backed securities guaranteed by U.S. Dept. of Veteran's Affairs	1,715,025	3,217,567	3,375,451	3,472,375	3,568,408
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

Derivative contracts are carried at fair value. At June 30, 2020, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $658 million compared to $929 million at March 31, 2020. At June 30, 2020, the net fair value of our derivative contracts included $282 million for foreign exchange contracts, $235 million for energy contracts and $140 million for interest rate swaps. The aggregate net fair value of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $620 million at June 30, 2020 and $893 million at March 31, 2020.

At June 30, 2020, total derivative assets were reduced by $156 million of cash collateral received from counterparties and total derivative liabilities were reduced by $132 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at June 30, 2020 follows in Table 15.

Table 15 -- Fair Value of Derivative Contracts
(In thousands)

Customers	$292,957
Banks and other financial institutions	162,132
Exchanges and clearing organizations	46,645
Fair value of customer risk management program asset derivative contracts, net	$501,734

At June 30, 2020, our largest derivative exposure was to an exchange for energy contracts of $47 million.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equivalent to $26.16 per barrel of oil would not be great enough to create a scenario in which we are owed by our customers. This is due to the price of oil being within the weighted average fixed price of the portfolio. Rather, we would be owed by the counterparties, however, due to our margining status with counterparties, one would not see any impact here. An increase in prices equivalent to $53.24 per barrel of oil would increase the fair value of derivative assets by $127 million as margin received falls faster than the asset values. Further increases in price to the equivalent of $70.65 per barrel of oil would increase the fair value of our derivative assets by $312 million with lending customers comprising the bulk of the assets. Liquidity requirements of this program may also be affected by our credit rating. At June 30, 2020, a decrease in our credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $10 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of June 30, 2020, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.

Summary of Credit Loss Experience

Table 16 -- Summary of Credit Loss Experience
(In thousands)

	Three Months Ended
	June 30, 2020	Mar. 31, 2020
Allowance for loan losses:
Beginning balance	$315,311	$210,759
CECL transition adjustment[1]	—	25,809
Beginning balance, adjusted	315,311	236,568
Loans charged off	(15,570)	(18,917)
Recoveries of loans previously charged off	1,491	1,696
Net loans charged off	(14,079)	(17,221)
Provision for credit losses	134,365	95,964
Ending balance	$435,597	$315,311

Accrual for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$28,514	$1,585
CECL transition adjustment	—	23,552
Beginning balance, adjusted	28,514	25,137
Provision for credit losses	4,405	3,377
Ending balance	$32,919	$28,514

Accrual for off-balance sheet credit risk associated with mortgage banking activities:
Beginning balance	$9,660	$4,820
CECL transition adjustment	—	10,915
Beginning balance, adjusted	9,660	15,735
Loans charged off	(44)	(55)
Provision for credit losses	(3,575)	(6,020)
Ending balance	$6,041	$9,660

Allowance for credit losses related to held-to-maturity (investment) securities:
Beginning balance	$1,502	$—
CECL transition adjustment	—	1,052
Beginning balance, adjusted	1,502	1,052
Provision for credit losses	126	450
Ending balance	$1,628	$1,502

Total provision for credit losses	$135,321	$93,771
Net charge-offs (recoveries) (annualized) to average loans	0.23%	0.31%
Net charge-offs (recoveries) (annualized) to average loans excluding PPP loans[2]	0.25%	0.31%
Recoveries to gross charge-offs	9.58%	8.97%
Provision for loan losses (annualized) to average loans	2.25%	1.71%
Allowance for loan losses to loans outstanding at period-end	1.80%	1.40%
Allowance for loan losses to loans outstanding at period-end excluding PPP loans[2]	1.97%	1.40%
Accrual for unfunded loan commitments to loan commitments	0.32%	0.29%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period-end	1.94%	1.53%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period-end excluding PPP loans[2]	2.12%	1.53%
1 Included $1.3 million related to measurement changes to the allowance attributed to outstanding loan balances and $24.5 million related to recognition of expected credit losses on acquired loans.
2 Metric meaningful due to the unique characteristics and short-term nature of the PPP loans.

	Three Months Ended
	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019
Allowance for loan losses:
Beginning balance	$204,432	$202,534	$205,340
Loans charged off	(14,268)	(11,707)	(13,227)
Recoveries of loans previously charged off	1,816	1,066	5,503
Net loans charged off	(12,452)	(10,641)	(7,724)
Provision for loan losses	18,779	12,539	4,918
Ending balance	$210,759	$204,432	$202,534
Accrual for off-balance sheet credit losses:
Beginning balance	$1,364	$1,903	$1,821
Provision for off-balance sheet credit losses	221	(539)	82
Ending balance	$1,585	$1,364	$1,903
Total combined provision for credit losses	$19,000	$12,000	$5,000
Net charge-offs (recoveries) (annualized) to average loans	0.22%	0.19%	0.14%
Recoveries to gross charge-offs	12.73%	9.11%	41.60%
Provision for loan losses (annualized) to average loans	0.34%	0.21%	0.09%
Allowance for loan losses to loans outstanding at period-end	0.97%	0.92%	0.91%
Accrual for off-balance sheet credit losses to off-balance sheet credit commitments	0.01%	0.01%	0.02%
Combined allowance for credit losses and off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period-end	0.98%	0.92%	0.92%

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
The provision for credit losses was $135.3 million for the second quarter of 2020, with $138.8 million related to lending activities. Changes in our reasonable and supportable forecasts of macroeconomic variables, primarily due to the anticipated impact of the on-going COVID-19 pandemic, and other assumptions, required a provision of $54.6 million. All other changes totaled $84.2 million, which included $14.4 million primarily due to increased specific impairment of energy loans, portfolio changes of $55.7 million primarily due to changes in risk grades related to energy loans partially offset by the impact of a decrease in loan balances, and net charge-offs of $14.1 million. The provision related to lending activities was decreased by a $3.6 million reduction in the accrual for expected credit losses from mortgage banking activities. During the second quarter, the Company sold certain mortgage servicing rights related to residential mortgage loans transferred to mortgage-backed securities. These servicing rights expose the Company to credit risk for amounts that exceed the U.S. government agency guarantees.

Our reasonable and supportable forecast of macroeconomic variables are significantly influenced by the COVID-19 pandemic developments and related government stimulus policies. A summary of macroeconomic variables considered in developing our estimate of expected credit losses follows:

	Base	Downside	Upside
Scenario probability weighting	50%	25%	25%
COVID-19 trajectory	Localized and state-level hotspots with second waves emerging. This leads to more targeted shutdowns; however, widespread shutdown is not enacted.	A broader second wave emerges in the second half of 2020. As cases rise, a widespread shutdown is implemented.	Improves more quickly than currently expected and the severity of the illness abates. Minimal shutdowns occur, even at a more localized level.
Economic recovery (driven by COVID-19 trajectory)	Swoosh shaped recovery. A gradual and measured reopening of the economy after a significant second quarter decline. GDP recovering to pre-COVID-19 levels by mid-year 2022.	U-shaped recovery. Pace of recovery is slow. Economic activity and the labor market struggle significantly though improved from April trough. GDP does not recover to pre-COVID-19 levels until late 2023.	V-shaped recovery. A more confident and full reopening of the economy. GDP recovering to pre-COVID-19 levels by mid-year 2021.
Fiscal stimulus (driven by economic recovery)	Additional fiscal stimulus of $1.3 trillion to $1.6 trillion is expected to be deployed over the next 6 to 9 months. Stimulus will be more targeted and include a less generous round of unemployment benefits and additional direct payment to individuals, state fiscal aid, and support for specifically impacted business sectors.	Additional broad-based fiscal stimulus of $2.0 trillion to $2.5 trillion is deployed.	Smaller, more-targeted stimulus package of $1.0 trillion to $1.2 trillion is deployed focused on state aid and specific business support.
Macro-eocnomic factors
–Cumulative GDP from the fourth quarter of 2019 (pre-COVID-19) through the second quarter of 2021 is forecasted to contract 2.4 percent.
–Civilian unemployment rate of 13.7 percent in the second quarter of 2020 gradually improves to 8.5 percent by the second quarter of 2021.
–WTI oil prices are projected to generally follow the NYMEX forward curve that existed at the end of June 2020 and are expected to average $39.58 per barrel over the next 12 months.

–Cumulative GDP from the fourth quarter of 2019 (pre-COVID-19) through the second quarter of 2021 is forecasted to contract 7.0 percent.
–Civilian unemployment rate of 13.7 percent in the second quarter of 2020 slowly improves to 10.0 percent by the second quarter of 2021.
–WTI oil prices are projected to average $32.90 over the next 12 months.

–Cumulative GDP from the fourth quarter of 2019 (pre-COVID-19) through the second quarter of 2021 forecasted to grow by 0.7 percent.
–Civilian unemployment rate of 13.7 percent in the second quarter of 2020 quickly improves to 6.8 percent by the second quarter of 2021.
–WTI oil prices are projected to average $42.78 per barrel over the next 12 months.

The civilian unemployment rate is used in estimating expected credit losses for a number of our portfolios because historically it has been a good indicator of financial difficulty. The upward change in unemployment rates during the first half of 2020 was unprecedented and has been considered within the context of the government’s response through the CARES Act. These enacted economic stimulus programs, which expire in the third quarter of 2020, have increased benefits available and broadened definitions of those eligible for unemployment benefits. As a result, the historical relationship between unemployment rates and credit losses is currently not a reliable indicator of future expected credit losses. Instead, management developed a forecast for civilian unemployment rates then analyzed the effect of enacted economic stimulus. This analysis showed current expected credit losses are likely more similar to unemployment rates 2 to 4 percentage points lower than forecasted rates. We reduced the base case forecasted civilian unemployment rate for the third quarter of 2020 to 8.4 percent, the downside case to 9.7 percent, and the upside case to 7.4 percent.

Management took a similar approach in estimating the impact of possible future government stimulus programs deployed after the third quarter of 2020 for the remainder of the forecast period. Expected credit losses are likely to be more similar to unemployment rates that are 1 percentage point lower than forecasted rates causing management to reduce its estimate of expected credit losses through a qualitative adjustment of $15 million.

The second quarter provision for credit losses was also affected by changes in risk grading. A summary of loans by risk grade is included in Note 4 to the Consolidated Financial Statements. Non-pass grade loans which include other loans especially mentioned, defined by regulatory guidelines as loans that are currently performing in compliance with original terms but may have a potential weakness that deserves management’s close attention, accruing substandard loans, and nonaccruing loans totaled $1.5 billion at June 30, an $816 million increase from March 31. Non-pass graded energy loans totaled $1.1 billion at June 30, a $716 million increase from March 31. The recent oil price decline, coupled with the capital markets environment requiring certain customers to work through their liquidity needs weighed on some energy borrowers. The forward price curve for energy, particularly oil, remained depressed throughout most of the second quarter, but recovered somewhat in June. This risk grade migration was realized as we completed most of our energy borrowing base redeterminations in April and May. Prices have improved since, but do remain fragile and closely tied to the continued economic recovery. Should current price levels hold into our next semi-annual borrowing base redetermination in the fall, we would anticipate positive credit quality migration in this portfolio.

Although fiscal stimulus through PPP, SBA support and other CARES Act programs have had a positive impact on credit quality, we received a number of deferral or forbearance requests early in the second quarter. All requests were evaluated on a case-by-case basis and all loans greater than $1 million that requested forbearance were reviewed for proper grading. We granted $1.2 billion in forbearance requests from customers as of June 30, including $704 million, or 5 percent of commercial loans, primarily in small business and healthcare, $398 million, or 9 percent of commercial real estate loans and $143 million, or 4 percent of loans to individuals. As of mid-July, we are approaching the expiration of the first 90-day deferral period. Upon request, we will consider an additional 90-day deferral. To date, over 60 percent of the loans with payment deferrals are going back to regular payments.

The allowance for loan losses totaled $436 million or 1.80 percent of outstanding loans and 175 percent of nonaccruing loans at June 30, 2020, excluding residential mortgage loans guaranteed by U.S. government agencies. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $469 million or 1.94 percent of outstanding loans and 188 percent of nonaccruing loans at June 30, 2020. Excluding PPP loans, the allowance for loan losses was 1.97 percent of outstanding loans and the combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was 2.12 percent.

The allowance for credit losses attributed to energy was 4.44 percent of outstanding energy loans at June 30. Our semi-annual borrowing base redeterminations based on forward pricing curves that existed at that time resulted in credit quality migration. While forward prices subsequently improved, the pricing environment remains fragile and tied to the continued economic recovery from the impact of the COVID-19 pandemic. We believe the duration of the downturn is a more significant factor affecting performance than the level of prices.

We also conduct quarterly stress tests of our energy borrowers with more than 50 percent funding on their lines of credit and all non-pass graded loans using a current price deck discounted at 20 percent. This stress test helps us identify potential issues, although the most recent test corroborated the risk grading of energy borrowers evaluated once hedging was taken into consideration. Of all the energy customers that we stress test, which makes up 96 percent of production loans outstanding, 91 percent of our customers have some level of hedging in the 12-month range and many of them carry into the 24-month range.

The company recorded a $93.8 million provision for credit losses in the first quarter of 2020. The allowance for loan losses was $315 million or 1.40 percent of outstanding loans and 199 percent of nonaccruing loans, excluding loans guaranteed by U.S. government agencies at March 31, 2020. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $344 million or 1.53 percent of outstanding loans and 217 percent of nonaccruing loans.

Net Loans Charged Off

Net charge-offs of commercial loans were $14.2 million in the second quarter of 2020, primarily related to energy production loans. Net commercial real estate loan recoveries were $74 thousand and net recoveries of loans to individuals were $16 thousand. Net charge-offs of loans to individuals include deposit account overdraft losses.

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

The accrual for off-balance sheet credit risk associated with mortgage banking activities decreased $3.6 million during the second quarter, primarily due to the sale of mortgage servicing rights related to $1.6 billion of residential mortgage loans during the quarter. These servicing rights expose the Company to credit risk for amounts that exceed the U.S. government agency guarantees.

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

Table 17 -- Nonperforming Assets
(In thousands)

	June 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019
Nonaccruing loans:
Commercial:
Energy	$162,989	$96,448	$91,722	$88,894	$71,632
Healthcare	3,645	4,070	4,480	5,978	16,148
Services	21,032	8,425	7,483	6,119	10,087
General business	14,333	9,681	11,731	10,715	25,528
Total commercial	201,999	118,624	115,416	111,706	123,395

Commercial real estate	13,956	8,545	27,626	23,185	21,670

Loans to individuals:
Residential mortgage	33,098	30,721	31,522	30,972	31,734
Residential mortgage guaranteed by U.S. government agencies	6,110	5,005	6,100	6,332	6,743
Personal	233	277	287	271	237
Total loans to individuals	39,441	36,003	37,909	37,575	38,714
Total nonaccruing loans	$255,396	$163,172	$180,951	$172,466	$183,779
Accruing renegotiated loans guaranteed by U.S. government agencies	114,571	91,757	92,452	92,718	95,989
Real estate and other repossessed assets	35,330	36,744	20,359	21,026	16,940
Total nonperforming assets	$405,297	$291,673	$293,762	$286,210	$296,708
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$284,616	$194,911	$195,210	$187,160	$193,976

Allowance for loan losses to nonaccruing loans[1,2]	174.74%	199.35%	120.54%	123.05%	114.40%
Nonperforming assets to outstanding loans and repossessed assets	1.68%	1.30%	1.35%	1.28%	1.33%
Nonperforming assets to outstanding loans and repossessed assets excluding residential mortgage and PPP loans guaranteed by U.S. government agencies[2]	1.31%	0.87%	0.90%	0.85%	0.88%
Nonaccruing commercial loans to outstanding commercial loans	1.43%	0.80%	0.82%	0.77%	0.86%
Nonaccruing commercial real estate loans to outstanding commercial real estate loans	0.31%	0.19%	0.62%	0.50%	0.46%
Nonaccruing loans to individuals to outstanding loans to individuals[3]	1.10%	1.03%	1.03%	1.03%	1.06%
1  Effective January 1, 2020, the Company adopted the required expected credit loss approach for the allowance as required by ASU 2016-13, Financial Instruments - Credit Losses. All periods prior to January 1, 2020 reflect the incurred loss approach in effect at that time.
2  Excludes residential mortgage and PPP loans guaranteed by U.S. government agencies.
3 Excludes residential mortgages guaranteed by U.S. government agencies.

Excluding assets guaranteed by U.S. government agencies, nonperforming assets increased $90 million over March 31, 2020, primarily due to a $67 million increase in nonaccruing energy loans and a $13 million increase in nonaccruing services loans. Newly identified nonaccruing loans totaled $124 million, partially offset by $16 million of payments, $16 million of charge-offs and $1.1 million of foreclosures. The Company generally retains nonperforming assets to maximize potential recovery, which may cause future nonperforming assets to decrease more slowly.

A rollforward of nonperforming assets for the three and six months ended June 30, 2020 follows in Table 18.

Table 18 -- Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	June 30, 2020
	Nonaccruing Loans
	Commercial	Commercial Real Estate	Loan to Individuals	Total	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, Mar. 31, 2020	$118,624	$8,545	$36,003	$163,172	$91,757	$36,744	$291,673
Additions	112,947	5,446	6,044	124,437	31,992	—	156,429
Payments	(14,005)	(34)	(2,455)	(16,494)	(671)	—	(17,165)
Charge-offs	(14,487)	(1)	(1,082)	(15,570)	—	—	(15,570)
Net gains (losses) and write-downs	—	—	—	—	—	579	579
Foreclosure of nonperforming loans	(1,080)	—	(2)	(1,082)	—	1,082	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	—	—	(323)	—	(323)
Proceeds from sales	—	—	—	—	(7,592)	(3,075)	(10,667)
Return to accrual status	—	—	933	933	(933)	—	—
Other, net	—	—	—	—	341	—	341
Balance, June 30, 2020	$201,999	$13,956	$39,441	$255,396	$114,571	$35,330	$405,297

	Six Months Ended
	June 30, 2020
	Nonaccruing Loans
	Commercial	Commercial Real Estate	Loan to Individuals	Total	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, Dec. 31, 2019	$115,416	$27,626	$37,909	$180,951	$92,452	$20,359	$293,762
Additions	139,636	5,450	9,190	154,276	40,849	—	195,125
Payments	(20,652)	(188)	(4,585)	(25,425)	(1,585)	—	(27,010)
Charge-offs	(31,102)	(887)	(2,498)	(34,487)	—	—	(34,487)
Net gains (losses) and write-downs	—	—	—	—	—	582	582
Foreclosure of nonperforming loans	(1,080)	(18,045)	(431)	(19,556)	—	19,556	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(1,077)	(1,077)	(2,162)	—	(3,239)
Proceeds from sales	—	—	—	—	(14,735)	(5,167)	(19,902)
Return to accrual status	(219)	—	933	714	(933)	—	(219)
Other, net	—	—	—	—	685	—	685
Balance, June 30, 2020	$201,999	$13,956	$39,441	$255,396	$114,571	$35,330	$405,297

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

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets totaled $35 million at June 30, 2020, composed primarily of $23 million of developed commercial real estate, $5.6 million of undeveloped land primarily zoned for commercial development, $5.1 million of oil and gas properties and $1.6 million of 1-4 family residential properties. Real estate and other repossessed assets totaled $37 million at March 31, 2020.

Liquidity and Capital

Based on the average balances for the second quarter of 2020, approximately 66 percent of our funding was provided by deposit accounts, 19 percent from borrowed funds, less than 1 percent from long-term subordinated debt and 10 percent from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Average deposits for the second quarter of 2020 totaled $32.7 billion, a $4.5 billion increase over the first quarter of 2020. Inflows resulting from PPP loans and other government stimulus payments provided to customers by the CARES Act during the pandemic, along with additional core deposit growth as customer's maintain higher balances, have all contributed to the significant increase in deposits. Demand deposits increased $2.3 billion, interest-bearing transaction account balances increased $1.9 billion.

Table 19 - Average Deposits by Line of Business
(In thousands)

	Three Months Ended
	June 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019
Commercial Banking	$14,599,225	$11,907,386	$11,419,558	$10,833,057	$10,724,206
Consumer Banking	7,587,246	6,869,481	6,974,453	6,983,018	6,998,677
Wealth Management	8,385,681	7,623,986	7,301,391	6,590,332	6,220,848
Subtotal	30,572,152	26,400,853	25,695,402	24,406,407	23,943,731
Funds Management and other	2,078,802	1,794,715	1,404,838	1,293,767	1,218,645
Total	$32,650,954	$28,195,568	$27,100,240	$25,700,174	$25,162,376

Average Commercial Banking deposit balances increased $2.7 billion over the first quarter of 2020. Demand deposit balances increased $1.6 billion and interest-bearing transaction account balances increased $723 million. Time deposits were up $358 million over the prior quarter. Commercial customers continue to retain large cash reserves primarily due to a combination of factors including uncertainty about the economic environment and potential for growth, lack of preferable liquid alternatives and a desire to minimize deposit service charges through the earnings credit. The earnings credit is a non-cash method that enables commercial customers to offset deposit service charges based on account balances. Commercial deposit balances may decrease as the economic outlook improves and if short-term rates move higher, enhancing their investment alternatives.

Average Consumer Banking deposit balances increased $718 million compared to the prior quarter. A $502 million increase in demand deposit balances, a $153 million increase in interest-bearing transaction deposit balances and an $81 million increase in savings account balances was partially offset by an $18 million decrease in time deposit balances.

Average Wealth Management deposits increased $762 million over the first quarter of 2020. Interest-bearing transaction account balances were up $603 million. Demand deposit balances increased $163 million.

Average time deposits for the second quarter of 2020 included $158 million of brokered deposits, an $89 million decrease compared to the first quarter of 2020. Average interest-bearing transaction accounts for the second quarter included $1.8 billion of brokered deposits, a $448 million increase over the first quarter of 2020.

The distribution of our period end deposit account balances among principal markets follows in Table 20.

Table 20 -- Period End Deposits by Principal Market Area
(In thousands)

	June 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019
Oklahoma:
Demand	$4,378,559	$3,669,558	$3,257,337	$3,515,312	$3,279,360
Interest-bearing:
Transaction	11,438,489	9,955,697	8,574,912	7,447,799	7,020,484
Savings	387,557	329,631	306,194	308,103	307,785
Time	1,330,619	1,137,802	1,125,446	1,198,170	1,253,804
Total interest-bearing	13,156,665	11,423,130	10,006,552	8,954,072	8,582,073
Total Oklahoma	17,535,224	15,092,688	13,263,889	12,469,384	11,861,433

Texas:
Demand	3,070,955	2,767,399	2,757,376	2,867,915	2,970,340
Interest-bearing:
Transaction	3,358,090	2,874,362	2,911,731	2,589,063	2,453,187
Savings	128,892	115,039	102,456	100,597	103,125
Time	476,867	505,565	495,343	464,264	425,253
Total interest-bearing	3,963,849	3,494,966	3,509,530	3,153,924	2,981,565
Total Texas	7,034,804	6,262,365	6,266,906	6,021,839	5,951,905

Colorado:
Demand	2,096,075	1,579,764	1,729,674	1,694,044	1,621,820
Interest-bearing:
Transaction	1,816,604	1,759,384	1,769,037	1,910,874	1,800,271
Savings	67,477	58,000	53,307	60,107	57,263
Time	254,845	279,105	283,517	273,622	246,198
Total interest-bearing	2,138,926	2,096,489	2,105,861	2,244,603	2,103,732
Total Colorado	4,235,001	3,676,253	3,835,535	3,938,647	3,725,552

New Mexico:
Demand	965,877	750,052	623,722	645,698	630,861
Interest-bearing:
Transaction	752,565	563,891	558,493	539,260	557,881
Savings	80,242	67,553	63,999	62,863	62,636
Time	222,370	235,778	238,140	236,135	232,569
Total interest-bearing	1,055,177	867,222	860,632	838,258	853,086
Total New Mexico	2,021,054	1,617,274	1,484,354	1,483,956	1,483,947

	June 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019
Arizona:
Demand	985,757	665,396	681,268	705,895	704,144
Interest-bearing:
Transaction	780,500	729,603	684,929	600,103	560,861
Savings	15,669	8,832	10,314	12,487	11,966
Time	42,318	47,081	49,676	44,347	43,099
Total interest-bearing	838,487	785,516	744,919	656,937	615,926
Total Arizona	1,824,244	1,450,912	1,426,187	1,362,832	1,320,070

Kansas/Missouri:
Demand	427,795	318,985	384,533	376,020	431,856
Interest-bearing:
Transaction	526,635	537,552	784,574	284,940	310,774
Savings	15,033	12,888	12,169	11,689	13,125
Time	17,746	19,137	17,877	19,126	19,205
Total interest-bearing	559,414	569,577	814,620	315,755	343,104
Total Kansas/Missouri	987,209	888,562	1,199,153	691,775	774,960

Arkansas:
Demand	67,147	70,428	27,381	39,513	29,176
Interest-bearing:
Transaction	177,535	175,803	108,076	149,506	148,485
Savings	2,101	1,862	1,837	1,747	1,783
Time	7,995	8,005	7,850	7,877	7,810
Total interest-bearing	187,631	185,670	117,763	159,130	158,078
Total Arkansas	254,778	256,098	145,144	198,643	187,254
Total BOK Financial deposits	$33,892,314	$29,244,152	$27,621,168	$26,167,076	$25,305,121

In addition to deposits, liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country. The largest single source of wholesale federal funds purchased totaled $200 million at June 30, 2020. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale and trading securities. Federal Home Loan Bank borrowings are generally short-term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and agency mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $2.7 billion during the quarter, compared to $6.5 billion in the first quarter of 2020.

On March 15, 2020, the Federal Reserve announced changes to the Discount Window, including narrowing the spread of the primary credit rate relative to the general level of overnight interest to help encourage more active use of the Discount Window by depository institutions. We increased our collateral at the Discount Window and maintained a modest amount of borrowings in late March into early April. On April 13, 2020, the banking agencies published an interim final rule which permits banking organizations to exclude from regulatory capital requirements PPP covered loans pledged to the Federal Reserve's Paycheck Protection Program Liquidity Facility ("PPLF"). The Company initially funded PPP loans from deposits and Federal Home Loan Bank borrowings, but transitioned to the PPLF in June in order to realize this regulatory capital relief.

At June 30, 2020, the estimated unused credit available to BOKF, NA from collateralized sources was approximately $14.6 billion.

A summary of other borrowings for BOK Financial on a consolidated basis follows in Table 21.

Table 21 -- Borrowed Funds
(In thousands)

		Three Months Ended June 30, 2020				Three Months Ended Mar. 31, 2020
	June 30, 2020	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	Mar. 31, 2020	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter

Funds purchased	830,732	2,411,533	0.15%	3,311,938	1,827,134	2,848,816	1.25%	2,608,315
Repurchase agreements	526,870	3,404,951	0.14%	3,230,097	2,756,634	967,125	0.82%	2,756,634
Other borrowings:
Federal Home Loan Bank advances	1,000,000	2,658,242	0.53%	2,300,000	5,500,000	6,474,725	1.65%	7,500,000
GNMA repurchase liability	126,569	21,229	4.28%	126,569	15,030	14,304	4.41%	15,030
Federal Reserve Bank advances	—	135,165	0.25%	—	—	36,264	0.31%	—
Paycheck protection program liquidity facility	2,013,414	678,645	0.36%	2,013,414	—	—	—%	—
Other	33,580	34,022	3.51%	49,376	14,524	17,032	4.13%	14,524
Total other borrowings	3,173,563	3,527,303	0.56%		5,529,554	6,542,325	1.66%
Subordinated debentures[1]	275,973	275,949	5.16%	275,973	275,942	275,932	5.30%	275,942
Total other borrowed funds and subordinated debentures	$4,807,138	$9,619,736	0.44%		$10,389,264	$10,634,198	1.57%
1 Parent Company only.
BOKF, NA also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold in GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors. This liability increased over the prior quarter primarily due to GNMA loans serviced by the Company that are participating in the forbearance program included in the CARES Act, which began in the second quarter. As delinquencies increase, the GNMA repurchase liability will also increase.

Parent Company

At June 30, 2020, cash and interest-bearing cash and cash equivalents held by the parent company totaled $180 million. The primary sources of liquidity for BOK Financial are cash on hand and dividends from BOKF, NA. Dividends from the bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At June 30, 2020, based upon the most restrictive limitations as well as management's internal capital policy, BOKF, NA could declare up to $134 million of dividends without regulatory approval. Dividend constraints may be alleviated through increases in retained earnings, capital issuances or changes in risk weighted assets. Future losses or increases in required regulatory capital at the bank could affect its ability to pay dividends to the parent company.

Our equity capital at June 30, 2020 was $5.1 billion, a $70 million increase over March 31, 2020. Net income less cash dividends paid increased equity $29 million during the second quarter of 2020. Changes in interest rates resulted in a $39 million increase in accumulated other comprehensive gain over March 31, 2020. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings including expected benefits from lower federal income tax rates, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt or perpetual preferred stock issuance, share repurchase and stock and cash dividends.

On April 30, 2019, the board of directors authorized the Company to purchase up to five million common shares, subject to market conditions, securities law and other regulatory compliance limitations. As of June 30, 2020, 1,308,713 shares have been repurchased under this authorization. The Company paused share repurchases through the second quarter of 2020. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.

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

In March 2020, in response to the impact on the financial markets by the COVID-19 pandemic, the banking agencies issued an interim final rule permitting banking organizations that implement CECL the option to delay for two years an estimate of the CECL methodology's effect on regulatory capital, followed by a three-year transition period. The estimate includes the implementation date adjustment as of January 1, 2020 plus an estimate of the impact of the change for a two year period following implementation of CECL. We have elected to delay the regulatory capital impact of the transition in accordance with the interim final rule. Deferral of the impact of CECL added 30 basis points to the Company's Common equity Tier 1 capital at June 30, 2020.

The capital ratios for BOK Financial on a consolidated basis are presented in Table 22.

Table 22 -- Capital Ratios

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer	June 30, 2020	Mar. 31, 2020	June 30, 2019
Risk-based capital:
Common equity Tier 1	4.50%	2.50%	7.00%	11.44%	10.98%	10.84%
Tier 1 capital	6.00%	2.50%	8.50%	11.44%	10.98%	10.84%
Total capital	8.00%	2.50%	10.50%	13.43%	12.65%	12.34%
Tier 1 Leverage	4.00%	N/A	4.00%	7.74%	8.15%	8.75%

Average total equity to average assets				10.19%	10.73%	11.26%
Tangible common equity ratio				8.79%	8.39%	8.69%

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

Table 23 provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 23 -- Non-GAAP Measure
(Dollars in thousands)

	June 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019
Tangible common equity ratio:
Total shareholders' equity	$5,096,995	$5,026,248	$4,855,795	$4,829,016	$4,709,438
Less: Goodwill and intangible assets, net	1,171,686	1,169,898	1,173,362	1,172,411	1,172,564
Tangible common equity	3,925,309	3,856,350	3,682,433	3,656,605	3,536,874
Total assets	45,819,874	47,119,162	42,172,021	43,127,205	41,893,073
Less: Goodwill and intangible assets, net	1,171,686	1,169,898	1,173,362	1,172,411	1,172,564
Tangible assets	$44,648,188	$45,949,264	$40,998,659	$41,954,794	$40,720,509
Tangible common equity ratio	8.79%	8.39%	8.98%	8.72%	8.69%

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

Table 24 -- Interest Rate Sensitivity
(Dollars in thousands)

	200 bp Increase[1]		100 bp Decrease[2]
	June 30,		June 30,
	2020	2019	2020	2019
Anticipated impact over the next twelve months on net interest revenue	$35,746	$(15,527)	N/A	$(32,930)
	3.47%	(1.38)%	N/A	(2.93)%
1 Repricing assumptions for non-maturity deposits were updated in the second quarter of 2020 to better represent observed historical performance.
2 The results of a decrease in the current low-rate environment in 2020 are not meaningful. The results of a 200 basis point decrease in interest rates in the low-rate environment in 2019 were not meaningful, therefore we reported the effect of a 100 basis point decrease.

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

Table 25 -- MSR Asset and Hedge Sensitivity Analysis
(Dollars in thousands)

	June 30,
	2020		2019
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
MSR Asset	$28,466	$(13,198)	$32,153	$(41,160)
MSR Hedge	(25,186)	23,542	(36,192)	33,383
Net Exposure	3,280	10,344	(4,039)	(7,777)

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

Table 26 -- Mortgage Pipeline Sensitivity Analysis
(Dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(393)	$(49)	$(229)	$(190)	$(304)	$(107)	$(104)	$(490)
Low[2]	403	723	189	330	582	998	436	330
High[3]	(1,310)	(823)	(664)	(1,163)	(1,344)	(1,483)	(664)	(1,343)
Period End	(195)	10	(278)	(169)	(195)	10	(278)	(169)
1 Average represents the simple average of each daily value observed during the reporting period.
2 Low represents least risk of loss in fair value measured as the smallest negative value or the largest positive value observed daily during the reporting period.
3 High represents the greatest risk of loss in fair value measured as the largest negative value or the smallest positive value observed daily during the reporting period.

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

Table 27 -- Trading Sensitivity Analysis
(Dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(2,161)	$3,314	$(2,436)	$2,503	$(3,371)	$5,266	$(2,080)	$2,051
Low[2]	2,919	14,163	(202)	5,378	2,919	15,309	857	5,378
High[3]	(12,490)	(2,049)	(5,153)	267	(12,490)	(2,049)	(5,153)	(729)
Period End	704	463	(629)	936	704	463	629	936
1 Average represents the simple average of each daily value observed during the reporting period.
2 Low represents least risk of loss in fair value measured as the smallest negative value or the largest positive value observed daily during the reporting period.
3 High represents the greatest risk of loss in fair value measured as the largest negative value or the smallest positive value observed daily during the reporting period.

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
Management has established a LIBOR Transition Working Group (the “Group”) whose purpose is to guide the overall transition process for the company. The Group is an internal, cross-functional team with representatives from all business lines, support and control functions and legal counsel. Key loan provisions have been modified to ensure that new and renewed loans include appropriate LIBOR fallback language to ensure the smoothest possible transition from LIBOR to the new benchmark when such transition occurs. All direct exposures resulting from existing financial contracts that mature after 2021 have been inventoried and are monitored on an ongoing basis. Remediation of these exposures will be consistent with industry timing. The Group has also inventoried indirect LIBOR exposures within the Company's systems, models and processes. The results of this assessment will drive development and prioritization of remediation plans.

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

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
Interest revenue	2020	2019	2020	2019
Loans	$215,438	$293,332	$458,656	$573,204
Residential mortgage loans held for sale	2,140	1,754	3,263	3,417
Trading securities	11,407	15,498	23,167	34,193
Investment securities	3,000	2,905	6,121	6,939
Available for sale securities	68,297	59,880	138,017	116,711
Fair value option securities	4,110	7,503	15,818	12,740
Restricted equity securities	1,880	6,516	7,774	12,861
Interest-bearing cash and cash equivalents	112	3,432	2,505	6,829
Total interest revenue	306,384	390,820	655,321	766,894
Interest expense
Deposits	17,745	43,183	63,904	80,600
Borrowed funds	6,996	58,404	44,781	115,214
Subordinated debentures	3,539	3,801	7,172	7,546
Total interest expense	28,280	105,388	115,857	203,360
Net interest revenue	278,104	285,432	539,464	563,534
Provision for credit losses	135,321	5,000	229,092	13,000
Net interest revenue after provision for credit losses	142,783	280,432	310,372	550,534
Other operating revenue
Brokerage and trading revenue	62,022	40,526	112,801	72,143
Transaction card revenue	22,940	21,915	44,821	42,653
Fiduciary and asset management revenue	41,257	45,025	85,715	88,383
Deposit service charges and fees	22,046	28,074	48,176	56,317
Mortgage banking revenue	53,936	28,131	91,103	51,965
Other revenue	11,479	12,437	23,788	25,199
Total fees and commissions	213,680	176,108	406,404	336,660
Other gains (losses), net	6,768	3,480	(3,973)	6,456
Gain on derivatives, net	21,885	11,150	40,305	15,817
Gain (loss) on fair value option securities, net	(14,459)	9,853	53,934	19,518
Change in fair value of mortgage servicing rights	(761)	(29,555)	(89,241)	(50,221)
Gain on available for sale securities, net	5,580	1,029	5,583	1,105
Total other operating revenue	232,693	172,065	413,012	329,335
Other operating expense
Personnel	176,235	160,342	332,416	329,570
Business promotion	1,935	10,142	8,150	18,016
Charitable contributions to BOKF Foundation	3,000	1,000	3,000	1,000
Professional fees and services	12,161	13,002	25,109	29,141
Net occupancy and equipment	30,675	26,880	56,736	56,401
Insurance	5,156	6,454	10,136	11,293
Data processing and communications	32,942	29,735	65,685	61,184
Printing, postage and supplies	3,502	4,107	7,774	8,992
Net losses and operating expenses of repossessed assets	1,766	580	3,297	2,576
Amortization of intangible assets	5,190	5,138	10,284	10,329
Mortgage banking costs	15,598	11,545	26,143	21,451
Other expense	7,227	8,212	15,281	14,341
Total other operating expense	295,387	277,137	564,011	564,294
Net income before taxes	80,089	175,360	159,373	315,575
Federal and state income taxes	15,803	37,580	33,103	67,530
Net income	64,286	137,780	126,270	248,045
Net income (loss) attributable to non-controlling interests	(407)	217	(502)	(130)
Net income attributable to BOK Financial Corporation shareholders	$64,693	$137,563	$126,772	$248,175
Earnings per share:
Basic	$0.92	$1.93	$1.80	$3.47
Diluted	$0.92	$1.93	$1.80	$3.46
Average shares used in computation:
Basic	69,876,043	70,887,063	69,999,865	71,135,414
Diluted	69,877,467	70,902,033	70,003,817	71,151,558
Dividends declared per share	$0.51	$0.50	$1.02	$1.00

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$64,286	$137,780	$126,270	$248,045
Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	56,922	135,417	354,765	228,156
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(5,577)	(1,029)	(5,580)	(1,105)
Other comprehensive income before income taxes	51,345	134,388	349,185	227,051
Federal and state income taxes	12,321	32,288	83,792	55,897
Other comprehensive income, net of income taxes	39,024	102,100	265,393	171,154
Comprehensive income	103,310	239,880	391,663	419,199
Comprehensive income (loss) attributable to non-controlling interests	(407)	217	(502)	(130)
Comprehensive income attributable to BOK Financial Corp. shareholders	$103,717	$239,663	$392,165	$419,329

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2020	Dec. 31, 2019
	(Unaudited)	(Footnote 1)
Assets
Cash and due from banks	$762,453	$735,836
Interest-bearing cash and cash equivalents	485,319	522,985
Trading securities	1,196,105	1,623,921
Investment securities, net of allowance (fair value: June 30, 2020 – $299,126; December 31, 2019 – $314,402)	267,988	293,418
Available for sale securities	12,475,919	11,269,643
Fair value option securities	722,657	1,098,577
Restricted equity securities	125,683	460,552
Residential mortgage loans held for sale	319,357	182,271
Loans	24,155,890	21,750,987
Allowance for loan losses	(435,597)	(210,759)
Loans, net of allowance	23,720,293	21,540,228
Premises and equipment, net	550,230	535,519
Receivables	226,934	231,811
Goodwill	1,048,091	1,048,091
Intangible assets, net	123,595	125,271
Mortgage servicing rights	97,971	201,886
Real estate and other repossessed assets, net of allowance (June 30, 2020 – $10,861; December 31, 2019 – $11,013)	35,330	20,359
Derivative contracts, net	651,553	323,375
Cash surrender value of bank-owned life insurance	393,741	389,879
Receivable on unsettled securities sales	1,863,719	1,020,404
Other assets	752,936	547,995
Total assets	$45,819,874	$42,172,021

Liabilities and Equity
Liabilities:
Noninterest-bearing demand deposits	$11,992,165	$9,461,291
Interest-bearing deposits:
Transaction	18,850,418	15,391,752
Savings	696,971	550,276
Time	2,352,760	2,217,849
Total deposits	33,892,314	27,621,168
Funds purchased and repurchase agreements	1,357,602	3,818,350
Other borrowings	3,173,563	4,527,055
Subordinated debentures	275,973	275,923
Accrued interest, taxes and expense	365,634	259,701
Derivative contracts, net	610,020	251,128
Due on unsettled securities purchases	599,510	182,547
Other liabilities	440,835	372,230
Total liabilities	40,715,451	37,308,102
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: June 30, 2020 – 75,999,195; December 31, 2019 – 75,758,597)	5	5
Capital surplus	1,357,706	1,350,995
Retained earnings	3,737,862	3,729,778
Treasury stock (shares at cost: June 30, 2020 – 5,692,505; December 31, 2019 – 5,178,999)	(368,894)	(329,906)
Accumulated other comprehensive gain	370,316	104,923
Total shareholders’ equity	5,096,995	4,855,795
Non-controlling interests	7,428	8,124
Total equity	5,104,423	4,863,919
Total liabilities and equity	$45,819,874	$42,172,021
See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited)
(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, March 31, 2020	76,001	$5	$1,354,826	$3,709,019	5,692	$(368,894)	$331,292	$5,026,248	$7,912	$5,034,160
Net income (loss)	—	—	—	64,693	—	—	—	64,693	(407)	64,286
Other comprehensive income	—	—	—	—	—	—	39,024	39,024	—	39,024
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—
Share-based compensation plans:
Stock options exercised	—	—	—	—	—	—	—	—	—	—
Non-vested shares awarded, net	(2)	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	1	—	—	—	—	—
Share-based compensation	—	—	2,880	—	—	—	—	2,880	—	2,880
Cash dividends on common stock	—	—	—	(35,850)	—	—	—	(35,850)	—	(35,850)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(77)	(77)
Balance, June 30, 2020	75,999	$5	$1,357,706	$3,737,862	5,693	$(368,894)	$370,316	$5,096,995	$7,428	$5,104,423

Balance, December 31, 2019	75,759	$5	$1,350,995	$3,729,778	5,179	$(329,906)	$104,923	$4,855,795	$8,124	$4,863,919
Transition adjustment - CECL	—	—	—	(46,696)	—	—	—	(46,696)	—	(46,696)
Balance, January 1, 2020, Adjusted	75,759	5	1,350,995	3,683,082	5,179	(329,906)	104,923	4,809,099	8,124	4,817,223
Net income (loss)	—	—	—	126,772	—	—	—	126,772	(502)	126,270
Other comprehensive income	—	—	—	—	—	—	265,393	265,393	—	265,393
Repurchase of common stock	—	—	—	—	442	(33,380)	—	(33,380)	—	(33,380)
Share-based compensation plans:
Stock options exercised	10	—	586	—	—	—	—	586	—	586
Non-vested shares awarded, net	230	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	72	(5,608)	—	(5,608)	—	(5,608)
Share-based compensation	—	—	6,125	—	—	—	—	6,125	—	6,125
Cash dividends on common stock	—	—	—	(71,992)	—	—	—	(71,992)	—	(71,992)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(194)	(194)
Balance, June 30, 2020	75,999	$5	$1,357,706	$3,737,862	5,693	$(368,894)	$370,316	$5,096,995	$7,428	$5,104,423

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, March 31, 2019	75,762	$5	$1,340,323	$3,447,076	4,312	$(261,000)	$(3,531)	$4,522,873	$8,836	$4,531,709
Net income	—	—	—	137,563	—	—	—	137,563	217	137,780
Other comprehensive income	—	—	—	—	—	—	102,100	102,100	—	102,100
Repurchase of common stock	—	—	—	—	250	(20,125)	—	(20,125)	—	(20,125)
Share-based compensation plans:
Stock options exercised	—	—	24	—	—	—	—	24	—	24
Non-vested shares awarded, net	(6)	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	2,735	—	—	—	—	2,735	—	2,735
Cash dividends on common stock	—	—	—	(35,732)	—	—	—	(35,732)	—	(35,732)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(16)	(16)
Balance, June 30, 2019	75,756	$5	$1,343,082	$3,548,907	4,562	$(281,125)	$98,569	$4,709,438	$9,037	$4,718,475

Balance, December 31, 2018	75,711	$5	$1,334,030	$3,369,654	3,589	$(198,995)	$(72,585)	$4,432,109	$10,936	$4,443,045
Transition adjustment - Leasing Standard	—	—	—	2,862	—	—	—	2,862	—	2,862
Balance, January 1, 2019, Adjusted	75,711	5	1,334,030	3,372,516	3,589	(198,995)	(72,585)	4,434,971	10,936	4,445,907
Net income (loss)	—	—	—	248,175	—	—	—	248,175	(130)	248,045
Other comprehensive loss	—	—	—	—	—	—	171,154	171,154	—	171,154
Repurchase of common stock	—	—	—	—	955	(80,702)	—	(80,702)	—	(80,702)
Share-based compensation plans:
Stock options exercised	18	—	903	—	—	—	—	903	—	903
Non-vested shares awarded, net	27	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	18	(1,428)	—	(1,428)	—	(1,428)
Share-based compensation	—	—	8,149	—	—	—	—	8,149	—	8,149
Cash dividends on common stock	—	—	—	(71,784)	—	—	—	(71,784)	—	(71,784)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(1,769)	(1,769)
Balance, June 30, 2019	75,756	$5	$1,343,082	$3,548,907	4,562	$(281,125)	$98,569	$4,709,438	$9,037	$4,718,475
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash Flows From Operating Activities:
Net income	$126,270	$248,045
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	229,092	13,000
Change in fair value of mortgage servicing rights due to market assumption changes	89,241	50,221
Change in the fair value of mortgage servicing rights due to principal payments	17,779	15,664
Net unrealized (gains) losses from derivative contracts	(56,678)	(17,095)
Share-based compensation	6,125	8,149
Depreciation and amortization	47,016	45,926
Net amortization of discounts and premiums	7,199	(10,913)
Net losses (gains) on financial instruments and other losses (gains), net	(2,186)	564
Net gain on mortgage loans held for sale	(42,411)	(16,735)
Mortgage loans originated for sale	(1,733,205)	(1,240,368)
Proceeds from sale of mortgage loans held for sale	1,654,433	1,215,756
Capitalized mortgage servicing rights	(13,906)	(14,939)
Change in trading and fair value option securities	801,215	(799,241)
Change in receivables	(724,486)	(228,973)
Change in other assets	(29,352)	(4,965)
Change in accrued interest, taxes and expense	36,773	(41,866)
Change in other liabilities	373,541	100,731
Net cash provided by (used in) operating activities	786,460	(677,039)
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	23,296	26,513
Proceeds from maturities or redemptions of available for sale securities	1,070,585	704,542
Purchases of available for sale securities	(2,139,775)	(2,510,271)
Proceeds from sales of available for sale securities	205,945	367,357
Change in amount receivable on unsettled available for sale securities transactions	(118,744)	(28,580)
Loans originated, net of principal collected	(2,294,658)	(569,075)
Net payments on derivative asset contracts	(67,105)	(10,838)
Proceeds from disposition of assets	710,269	116,163
Purchases of assets	(416,815)	(250,911)
Net cash used in investing activities	(3,027,002)	(2,155,100)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	6,136,235	(73,200)
Net change in time deposits	134,911	114,377
Net change in other borrowed funds	(3,971,540)	2,968,697
Net proceeds on derivative liability contracts	60,851	6,140
Net change in derivative margin accounts	(96,114)	(152,533)
Change in amount due on unsettled available for sale securities transactions	75,544	313,736
Issuance of common and treasury stock, net	(5,022)	(525)
Repurchase of common stock	(33,380)	(80,702)
Dividends paid	(71,992)	(71,784)
Net cash provided by financing activities	2,229,493	3,024,206
Net increase (decrease) in cash and cash equivalents	(11,049)	192,067
Cash and cash equivalents at beginning of period	1,258,821	1,143,424
Cash and cash equivalents at end of period	$1,247,772	$1,335,491

Supplemental Cash Flow Information:
Cash paid for interest	$117,471	$203,513
Cash paid for taxes	$5,470	$54,722
Net loans and bank premises transferred to repossessed real estate and other assets	$19,556	$2,606
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	$157,300	$44,258
Conveyance of other real estate owned guaranteed by U.S. government agencies	$6,255	$15,484
Right-of-use assets obtained in exchange for operating lease liabilities	$9,151	$12,754
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

The financial information should be read in conjunction with BOK Financial’s 2019 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2019 have been derived from the audited financial statements included in BOK Financial’s 2019 Form 10-K but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six-month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities are as follows (in thousands):

	June 30, 2020		December 31, 2019
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government agency debentures	$4,237	$19	$44,264	$6
Residential agency mortgage-backed securities	1,146,454	3,589	1,504,651	2,293
Municipal and other tax-exempt securities	22,710	116	26,196	60
Asset-backed securities	5	—	14,084	(21)
Other debt securities	22,699	127	34,726	21
Total trading securities	$1,196,105	$3,851	$1,623,921	$2,359
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	June 30, 2020
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
Municipal and other tax-exempt	$84,239	$88,623	$4,384	$—
Residential agency mortgage-backed securities	9,812	10,734	922	—
Other debt securities	175,565	199,769	24,235	(31)
Total investment securities	269,616	299,126	29,541	(31)
Allowance for credit losses[1]	(1,628)
Investment securities, net of allowance	267,988	299,126	29,541	(31)
1 Effective with the adoption of FASB ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) on January 1, 2020.

	December 31, 2019
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
Municipal and other tax-exempt	$93,653	$96,897	$3,250	$(6)
Residential agency mortgage-backed securities	10,676	11,164	488	—
Other debt securities	189,089	206,341	17,547	(295)
Total investment securities	$293,418	$314,402	$21,285	$(301)

The amortized cost and fair values of investment securities at June 30, 2020, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$39,734	$87,863	$122,309	$9,898	$259,804	4.95
Fair value	40,151	96,615	141,378	10,248	288,392
Residential mortgage-backed securities:
Amortized cost					$9,812	2
Fair value					10,734
Total investment securities:
Amortized cost					$269,616
Fair value					299,126
1Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.6 years based upon current prepayment assumptions.

Temporarily Impaired Investment Securities
(in thousands):

	June 30, 2020
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Other debt securities	4	—	—	2,142	31	2,142	31
Total investment securities	4	$—	$—	$2,142	$31	$2,142	$31

	December 31, 2019
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	4	$1,001	$1	$1,706	$5	$2,707	$6
Other debt securities	13	275	1	8,041	294	8,316	295
Total investment securities	17	$1,276	$2	$9,747	$299	$11,023	$301

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	June 30, 2020
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$900	$912	$12	$—
Municipal and other tax-exempt	29,670	31,240	1,570	—
Mortgage-backed securities:
Residential agency	8,789,466	9,147,238	360,056	(2,284)
Residential non-agency	21,941	35,250	13,318	(9)
Commercial agency	3,146,108	3,260,807	116,042	(1,343)
Other debt securities	500	472	—	(28)
Total available for sale securities	$11,988,585	$12,475,919	$490,998	$(3,664)

	December 31, 2019
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,598	$1,600	$2	$—
Municipal and other tax-exempt	1,789	1,861	72	—
Mortgage-backed securities:
Residential agency	7,956,297	8,046,096	104,912	(15,113)
Residential non-agency	25,968	41,609	15,641	—
Commercial agency	3,145,342	3,178,005	37,808	(5,145)
Other debt securities	500	472	—	(28)
Total available for sale securities	$11,131,494	$11,269,643	$158,435	$(20,286)

The amortized cost and fair values of available for sale securities at June 30, 2020, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$34,044	$1,321,471	$1,241,310	$580,353	$3,177,178	8.03
Fair value	34,144	1,375,128	1,280,251	603,908	3,293,431
Residential mortgage-backed securities:
Amortized cost					$8,811,407	2
Fair value					9,182,488
Total available-for-sale securities:
Amortized cost					$11,988,585
Fair value					12,475,919
1Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 3.1 years based upon current prepayment assumptions.

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Proceeds	$179,051	$122,098	$205,945	$367,357
Gross realized gains	5,580	1,029	5,583	6,327
Gross realized losses	—	—	—	(5,222)
Related federal and state income tax expense (benefit)	1,421	262	1,422	281

The fair value of debt securities pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was $12.3 billion at June 30, 2020 and $10.1 billion at December 31, 2019. The secured parties do not have the right to sell or repledge these securities.

Temporarily Impaired Available for Sale Securities
(in thousands)

	June 30, 2020
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Mortgage-backed securities:
Residential agency	36	492,864	1,375	173,997	909	666,861	2,284
Residential non-agency	1	1,695	9	—	—	1,695	9
Commercial agency	22	271,735	902	160,806	441	432,541	1,343
Other debt securities	1	—	—	472	28	472	28
Total available for sale securities	60	$766,294	$2,286	$335,275	$1,378	$1,101,569	$3,664

	December 31, 2019
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Mortgage-backed securities:
Residential agency	133	$1,352,597	$6,690	$686,002	$8,423	$2,038,599	$15,113
Commercial agency	69	830,047	4,238	210,877	907	1,040,924	5,145
Other debt securities	1	—	—	472	28	472	28
Total available for sale securities	203	$2,182,644	$10,928	$897,351	$9,358	$3,079,995	$20,286

Based on evaluations of impaired securities as of June 30, 2020, the Company does not intend to sell any impaired available for sale debt securities before fair value recovers to the current amortized cost and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

Fair Value Option Securities

Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the Consolidated Balance Sheets. Changes in the fair value are recognized in earnings as they occur. Certain securities are held as an economic hedge of the mortgage servicing rights.

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	June 30, 2020		December 31, 2019
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. Treasury	$92,742	$307	$9,917	$(48)
Residential agency mortgage-backed securities	629,915	16,549	1,088,660	14,109
Total	$722,657	$16,856	$1,098,577	$14,061

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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at June 30, 2020 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	2,772,027	140,157	(42)	140,115	—	140,115
Energy contracts	2,912,225	434,455	(199,805)	234,650	(155,160)	79,490
Agricultural contracts	13,183	59	(35)	24	—	24
Foreign exchange contracts	283,424	281,801	—	281,801	(507)	281,294
Equity option contracts	75,987	1,097	—	1,097	(286)	811
Total customer risk management programs	6,056,846	857,569	(199,882)	657,687	(155,953)	501,734
Trading	50,132,348	219,647	(91,830)	127,817	—	127,817
Internal risk management programs	865,964	23,823	(1,821)	22,002	—	22,002
Total derivative contracts	$57,055,158	$1,101,039	$(293,533)	$807,506	$(155,953)	$651,553

	Liabilities
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	2,772,027	140,509	(42)	140,467	(129,094)	11,373
Energy contracts	2,718,690	408,813	(199,805)	209,008	(3,298)	205,710
Agricultural contracts	13,191	50	(35)	15	(15)	—
Foreign exchange contracts	270,594	269,013	—	269,013	—	269,013
Equity option contracts	75,987	1,097	—	1,097	—	1,097
Total customer risk management programs	5,850,489	819,482	(199,882)	619,600	(132,407)	487,193
Trading	52,408,519	213,170	(91,830)	121,340	—	121,340
Internal risk management programs	168,491	3,308	(1,821)	1,487	—	1,487
Total derivative contracts	$58,427,499	$1,035,960	$(293,533)	$742,427	$(132,407)	$610,020
1 Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at December 31, 2019 (in thousands):

	Assets
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	2,464,478	49,100	(1,839)	47,261	—	47,261
Energy contracts	2,151,096	144,906	(107,591)	37,315	(38)	37,277
Agricultural contracts	16,118	1,522	(22)	1,500	—	1,500
Foreign exchange contracts	214,119	213,007	—	213,007	—	213,007
Equity option contracts	81,455	3,233	—	3,233	(660)	2,573
Total customer risk management programs	4,927,266	411,768	(109,452)	302,316	(698)	301,618
Trading	69,721,932	131,561	(115,949)	15,612	—	15,612
Internal risk management programs	1,268,180	6,226	(81)	6,145	—	6,145
Total derivative contracts	$75,917,378	$549,555	$(225,482)	$324,073	$(698)	$323,375

	Liabilities
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	2,464,478	49,194	(1,839)	47,355	(43,932)	3,423
Energy contracts	2,105,391	139,311	(107,591)	31,720	(6,031)	25,689
Agricultural contracts	16,139	1,507	(22)	1,485	(1,485)	—
Foreign exchange contracts	207,919	207,020	—	207,020	—	207,020
Equity option contracts	81,455	3,233	—	3,233	—	3,233
Total customer risk management programs	4,875,382	400,265	(109,452)	290,813	(51,448)	239,365
Trading	65,144,388	125,535	(115,949)	9,586	—	9,586
Internal risk management programs	380,401	3,121	(81)	3,040	(863)	2,177
Total derivative contracts	$70,400,171	$528,921	$(225,482)	$303,439	$(52,311)	$251,128
1 Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended
	June 30, 2020		June 30, 2019
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss)on Derivatives, Net
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$—	$—	$2,212	$—
Interest rate swaps	746	—	942	—
Energy contracts	5,383	—	2,086	—
Agricultural contracts	6	—	4	—
Foreign exchange contracts	107	—	100	—
Equity option contracts	—	—	—	—
Total customer risk management programs	6,242	—	5,344	—
Trading[1]	32,577	—	8,030	—
Internal risk management programs	—	21,885	—	11,150
Total derivative contracts	$38,819	$21,885	$13,374	$11,150
1 Represents changes in fair value of to-be-announced securities and other derivative instruments held to mitigate market risk of trading securities portfolio, which is offset by changes in fair value of trading securities also include in Brokerage and Trading Revenue in the Consolidated Statements of Earnings.

	Six Months Ended
	June 30, 2020		June 30, 2019
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$—	$—	$7,912	$—
Interest rate swaps	1,688	—	1,535	—
Energy contracts	7,390	—	2,312	—
Agricultural contracts	21	—	8	—
Foreign exchange contracts	365	—	254	—
Equity option contracts	—	—	—	—
Total customer risk management programs	9,464	—	12,021	—
Trading[1]	(8,078)	—	735	—
Internal risk management programs	—	40,305	—	15,817
Total derivative contracts	$1,386	$40,305	$12,756	$15,817
1 Represents changes in fair value of to-be-announced securities and other derivative instruments held to mitigate market risk of trading securities portfolio, which is offset by changes in fair value of trading securities also include in Brokerage and Trading Revenue in the Consolidated Statements of Earnings.

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

Loans to borrowers experiencing financial difficulties may be modified in troubled debt restructurings ("TDRs"). Primarily all TDRs are classified as nonaccruing, excluding loans guaranteed by U.S. government agencies. Modifications generally consist of extension of payment terms or interest rate concessions and may result either voluntarily through negotiations with the borrower or involuntarily through court order. Generally, principal and accrued but unpaid interest is not voluntarily forgiven. In accordance with the guidance provided by the banking agencies on April 7, 2020 concerning loan modifications for customers impacted by the COVID-19 pandemic, short-term (six months or less) payment deferrals made in good faith to borrowers current prior to the relief are not considered TDRs.

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

Portfolio segments of the loan portfolio are as follows (in thousands):

	June 30, 2020
	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	3,215,865	10,740,646	201,999	$14,158,510
Commercial real estate	1,029,544	3,510,644	13,956	4,554,144
Paycheck protection program	2,081,428	—	—	2,081,428
Loans to individuals	2,038,990	1,283,377	39,441	3,361,808
Total	$8,365,827	$15,534,667	$255,396	$24,155,890

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2020, outstanding commitments totaled $10.3 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At June 30, 2020, outstanding standby letters of credit totaled $693 million.

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

The allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments represent the portion of the amortized cost basis of loans that we do not expect to collect over the asset’s contractual life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions. The appropriateness of the allowance for credit losses, including industry and product adjustments, is assessed quarterly by a senior management Allowance Committee. This review is based on an on-going evaluation of the estimated expected credit losses in the portfolio and on unused commitments to provide financing. A well-documented methodology has been developed and is applied by an independent Credit Administration department to assure consistency across the Company.

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

General allowances also consider the estimated impact of factors that are not captured in the modeled results or historical experience. These qualitative adjustments, determined by the Allowance Committee, may increase or decrease the allowance estimated by modeled results. Factors not captured in modeled results or historical experience may include for example, new lines of business, market conditions that have not been previously encountered, observed changes in credit risk that are not yet reflected in macro-economic factors, or economic conditions that impact loss given default assumptions.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit is summarized as follows (in thousands):

	Three Months Ended
	June 30, 2020
	Commercial	Commercial Real Estate	Paycheck Protection Program	Loans to Individuals	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$213,438	$51,461	$—	$50,412	$—	$315,311
Provision for loan losses	111,153	17,221	—	5,991	—	134,365
Loans charged off	(14,487)	(1)	—	(1,082)	—	(15,570)
Recoveries of loans previously charged off	318	75	—	1,098	—	1,491
Ending Balance	$310,422	$68,756	$—	$56,419	—	$435,597

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$14,040	$12,575	$—	$1,899	$—	$28,514
Provision for off-balance sheet credit risk	542	3,844	—	19	—	4,405
Ending Balance	$14,582	$16,419	$—	$1,918	$—	$32,919

	Six Months Ended
	June 30, 2020
	Commercial	Commercial Real Estate	Paycheck Protection Program	Loans to Individuals	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$118,187	$51,805	$—	$23,572	$17,195	$210,759
Transition adjustment	33,681	(4,620)	—	13,943	(17,195)	25,809
Beginning balance, adjusted	151,868	47,185	—	37,515	—	236,568
Provision for loan losses	188,876	22,336	—	19,117	—	230,329
Loans charged off	(31,102)	(887)	—	(2,498)	—	(34,487)
Recoveries	780	122	—	2,285	—	3,187
Ending balance	$310,422	$68,756	$—	$56,419	$—	$435,597

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$1,434	$107	$—	$44	$—	$1,585
Transition adjustment	10,144	11,660	—	1,748	—	23,552
Beginning balance, adjusted	11,578	11,767	—	1,792	—	25,137
Provision for off-balance sheet credit losses	3,004	4,652	—	126	—	7,782
Ending balance	$14,582	$16,419	$—	$1,918	$—	$32,919

Changes in our reasonable and supportable forecasts of macroeconomic variables, primarily due to the anticipated impact of the on-going COVID-19 pandemic, and other assumptions, required a provision of $54.6 million during the second quarter of 2020. All other changes totaled $84.2 million, $14.4 million related to changes in impairment, $55.7 million related to risk grading and other portfolio changes and net charge-offs of $14.1 million.

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each measurement method at June 30, 2020 is as follows (in thousands):

	Collectively Measured for General Allowances		Individually Measured for Specific Allowances		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$13,956,511	$286,639	$201,999	$23,783	$14,158,510	$310,422
Commercial real estate	4,540,188	68,216	13,956	540	4,554,144	68,756
Paycheck protection program	2,081,428	—	—	—	2,081,428	—
Loans to individuals	3,322,367	56,419	39,441	—	3,361,808	56,419
Total	23,900,494	411,274	255,396	24,323	24,155,890	435,597

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

The following table summarizes the Company’s loan portfolio at June 30, 2020 by the risk grade categories and vintage (in thousands):

	Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Energy
Pass	$23,119	$62,250	$94,216	$8,344	$1,427	$2,908	$2,664,680	$—	$2,856,944
Special Mention	—	—	9,720	—	—	—	493,719	—	503,439
Accruing Substandard	—	—	194	—	49	—	450,559	—	450,802
Nonaccrual	—	6,586	15,496	—	—	38,325	102,582	—	162,989
Total energy	23,119	68,836	119,626	8,344	1,476	41,233	3,711,540	—	3,974,174
Healthcare
Pass	212,781	609,757	641,607	489,096	248,094	767,193	245,123	—	3,213,651
Special Mention	—	27,500	—	3,714	—	13,771	3,515	—	48,500
Accruing Substandard	—	3,176	7,746	973	161	11,491	—	—	23,547
Nonaccrual	—	18	183	—	—	2,935	509	—	3,645
Total healthcare	212,781	640,451	649,536	493,783	248,255	795,390	249,147	—	3,289,343
Services
Pass	335,961	475,608	437,812	366,772	400,480	857,564	743,258	673	3,618,128
Special Mention	—	3,919	1,474	170	4,513	3,626	35,203	—	48,905
Accruing Substandard	98	12,077	26,814	12,393	8,123	4,753	27,558	—	91,816
Nonaccrual	—	2,978	—	8,647	1,153	7,529	725	—	21,032
Total services	336,059	494,582	466,100	387,982	414,269	873,472	806,744	673	3,779,881
General business
Pass	256,821	485,956	359,249	256,403	147,056	251,326	1,258,843	2,671	3,018,325
Special Mention	—	10,196	763	11,244	941	4,046	3,404	—	30,594
Accruing Substandard	21	13,906	13,989	2,353	6,216	5,206	10,165	4	51,860
Nonaccrual	1,675	3,713	5,168	1,938	1,315	140	369	15	14,333
Total general business	258,517	513,771	379,169	271,938	155,528	260,718	1,272,781	2,690	3,115,112
Total commercial	830,476	1,717,640	1,614,431	1,162,047	819,528	1,970,813	6,040,212	3,363	14,158,510

Commercial real estate:
Pass	345,439	1,131,573	1,037,584	536,047	378,852	852,020	234,148	—	4,515,663
Special Mention	—	—	—	12,200	1,622	3,283	100	—	17,205
Accruing Substandard	—	—	—	7,228	—	65	27	—	7,320
Nonaccrual	—	—	—	232	7,477	803	5,444	—	13,956
Total commercial real estate	345,439	1,131,573	1,037,584	555,707	387,951	856,171	239,719	—	4,554,144

	Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Paycheck protection program:
Pass	2,081,428	—	—	—	—	—	—	—	2,081,428
Total paycheck protection program	2,081,428	—	—	—	—	—	—	—	2,081,428
Loans to individuals:
Residential mortgage
Pass	226,396	191,344	161,193	187,649	196,218	438,056	349,610	26,679	1,777,145
Special Mention	—	—	2,011	192	12	437	329	—	2,981
Accruing Substandard	—	—	123	—	40	4	—	51	218
Nonaccrual	—	588	1,614	554	1,142	26,339	2,170	691	33,098
Total residential mortgage	226,396	191,932	164,941	188,395	197,412	464,836	352,109	27,421	1,813,442
Residential mortgage guaranteed by U.S. government agencies
Pass	751	6,794	19,678	24,184	46,676	218,076	—	—	316,159
Nonaccrual	—	—	244	—	—	5,866	—	—	6,110
Total residential mortgage guaranteed by U.S. government agencies	751	6,794	19,922	24,184	46,676	223,942	—	—	322,269
Personal:
Pass	123,394	246,327	83,000	115,562	71,036	99,322	479,958	1,738	1,220,337
Special Mention	—	50	16	28	55	5,087	10	—	5,246
Accruing Substandard	19	229	11	6	—	—	16	—	281
Nonaccrual	—	22	60	29	47	44	31	—	233
Total personal	123,413	246,628	83,087	115,625	71,138	104,453	480,015	1,738	1,226,097
Total loans to individuals	350,560	445,354	267,950	328,204	315,226	793,231	832,124	29,159	3,361,808
Total loans	$3,607,903	$3,294,567	$2,919,965	$2,045,958	$1,522,705	$3,620,215	$7,112,055	$32,522	$24,155,890

Nonaccruing Loans

A summary of nonaccruing loans at June 30, 2020 follows (in thousands):

	As of June 30, 2020
	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Energy	$162,989	$85,171	$77,818	$20,863
Healthcare	3,645	3,645	—	—
Services	21,032	15,503	5,529	2,574
General business	14,333	13,014	1,319	346
Total commercial	201,999	117,333	84,666	23,783

Commercial real estate	13,956	8,511	5,445	540

Loans to individuals:
Residential mortgage	33,098	33,098	—	—
Residential mortgage guaranteed by U.S. government agencies	6,110	6,110	—	—
Personal	233	233	—	—
Total loans to individuals	39,441	39,441	—	—

Total	$255,396	$165,285	$90,111	$24,323

Troubled Debt Restructurings

At June 30, 2020 the Company had $166 million in troubled debt restructurings ("TDRs"), of which $118 million were accruing residential mortgage loans guaranteed by U.S. government agencies, $21 million were nonaccruing energy loans with a related specific allowance of $3.7 million and $20 million were nonaccruing residential mortgage loans with no specific allowance necessary. Approximately $55 million of TDRs were performing in accordance with the modified terms.

At December 31, 2019, the Company had $132 million in TDRs, of which $92 million were accruing residential mortgage loans guaranteed by U.S. government agencies. Approximately $57 million of TDRs were performing in accordance with the modified terms.

TDRs generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. During the three and six months ended June 30, 2020, $35 million and $59 million of loans were restructured and $7.7 million and $9.7 million of loans designated as TDRs were charged off. During the three and six months ended June 30, 2019, $21 million and $38 million of loans were restructured and $10 thousand and $12.6 million of loans designated as TDRs were charged off.

Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans, as modified for short-term payment deferral forbearance.

A summary of loans currently performing and past due as of June 30, 2020 is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Energy	$3,893,481	$32,439	$3,889	$44,365	$3,974,174	$—
Healthcare	3,284,305	1,216	177	3,645	3,289,343	—
Services	3,754,841	7,357	4,440	13,243	3,779,881	632
General business	3,087,741	9,235	1,169	16,967	3,115,112	9,833
Total commercial	14,020,368	50,247	9,675	78,220	14,158,510	10,465

Commercial real estate	4,536,541	2,749	5,874	8,980	4,554,144	469

Paycheck protection program	2,081,428	—	—	—	2,081,428	—

Loans to individuals:
Residential mortgage	1,797,197	7,254	1,360	7,631	1,813,442	42
Residential mortgage guaranteed by U.S. government agencies	60,121	20,494	15,908	225,746	322,269	221,201
Personal	1,225,469	477	58	93	1,226,097	16
Total loans to individuals	3,082,787	28,225	17,326	233,470	3,361,808	221,259

Total	$23,721,124	$81,221	$32,875	$320,670	$24,155,890	$232,193

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
1Excludes residential mortgage loans guaranteed by agencies of the U.S. government

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit is summarized as follows (in thousands):

	Three Months Ended
	June 30, 2019
	Commercial	Commercial Real Estate	Residential Mortgage	Personal	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$103,577	$58,134	$15,668	$8,783	$19,178	$205,340
Provision for loan losses	13,771	(8,173)	1	1,660	(2,341)	4,918
Loans charged off	(11,385)	(118)	(94)	(1,630)	—	(13,227)
Recoveries	434	4,345	149	575	—	5,503
Ending balance	$106,397	$54,188	$15,724	$9,388	$16,837	$202,534
Allowance for off-balance sheet credit losses:
Beginning balance	1,725	48	47	1	—	$1,821
Provision for off-balance sheet credit losses	17	68	(3)	—	—	82
Ending balance	$1,742	$116	$44	$1	$—	$1,903

Total provision for credit losses	$13,788	$(8,105)	$(2)	$1,660	$(2,341)	$5,000

	Six Months Ended
	June 30, 2019
	Commercial	Commercial Real Estate	Residential Mortgage	Personal	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$102,226	$60,026	$17,964	$9,473	$17,768	$207,457
Provision for loan losses	24,879	(10,177)	(2,407)	1,523	(931)	12,887
Loans charged off	(21,853)	(118)	(136)	(2,895)	—	(25,002)
Recoveries	1,145	4,457	303	1,287	—	7,192
Ending balance	$106,397	$54,188	$15,724	$9,388	$16,837	$202,534
Allowance for off-balance sheet credit losses:
Beginning balance	$1,655	$52	$52	$31	$—	$1,790
Provision for off-balance sheet credit losses	87	64	(8)	(30)	—	113
Ending balance	$1,742	$116	$44	$1	$—	$1,903

Total provision for credit losses	$24,966	$(10,113)	$(2,415)	$1,493	$(931)	$13,000

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
1 All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At December 31, 2019, the majority were accruing based on the guarantee by U.S. government agencies.

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	June 30, 2020		December 31, 2019
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$285,274	$296,445	$175,117	$177,703
Residential mortgage loan commitments	546,304	27,631	158,460	5,233
Forward sales contracts	825,775	(4,719)	315,203	(665)
		$319,357		$182,271

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of June 30, 2020 or December 31, 2019. No credit losses were recognized on residential mortgage loans held for sale for the six month period ended June 30, 2020 and 2019.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Production revenue:
Net realized gains on sale of mortgage loans	$24,109	$10,174	$33,826	$15,867
Net change in unrealized gain on mortgage loans held for sale	5,024	921	8,585	868
Net change in the fair value of mortgage loan commitments	3,381	1,506	22,398	4,219
Net change in the fair value of forward sales contracts	6,671	(732)	(4,054)	(1,217)
Total production revenue	39,185	11,869	60,755	19,737
Servicing revenue	14,751	16,262	30,348	32,228
Total mortgage banking revenue	$53,936	$28,131	$91,103	$51,965

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

The following represents a summary of mortgage servicing rights (dollars in thousands):

	June 30, 2020	December 31, 2019
Number of residential mortgage loans serviced for others	116,232	126,828
Outstanding principal balance of residential mortgage loans serviced for others	$18,038,428	$20,727,106
Weighted average interest rate	3.96%	3.98%
Remaining term (in months)	283	289

The following represents activity in capitalized mortgage servicing rights (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning Balance	$110,828	$238,193	$201,886	$259,254
Additions	8,465	8,751	13,906	14,939
Disposals	(10,801)	—	(10,801)	—
Change in fair value due to principal payments	(9,760)	(9,081)	(17,779)	(15,664)
Change in fair value due to market assumption changes	(761)	(29,555)	(89,241)	(50,221)
Ending Balance	$97,971	$208,308	$97,971	$208,308

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

Mortgage servicing rights are not traded in active markets. Fair value is determined by discounting the projected net cash flows. Significant market assumptions used to determine fair value based on significant unobservable inputs were as follows:

	June 30, 2020	December 31, 2019
Discount rate – risk-free rate plus a market premium	9.67%	9.81%
Prepayment rate - based upon loan interest rate, original term and loan type	9.04% - 30.87%	8.28% - 16.05%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$69 - $94	$68 - $94
Delinquent loans	$150 - $500	$150 - $500
Loans in foreclosure	$1,000 - $4,000	$1,000 - $4,000
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	0.33%	1.73%
Primary/secondary mortgage rate spread	105 bps	104 bps
Delinquency rate	4.51%	2.73%

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

On August 26, 2016, BOKF, NA was sued in the United States District Court for New Jersey by two bondholders in a putative class action on behalf of all holders of the bonds alleging BOKF, NA participated in the fraudulent sale of securities by the principals. The New Jersey Federal District Action has been stayed until September 25, 2020. On September 14, 2016, BOKF, NA was sued in the District Court of Tulsa County, Oklahoma by 19 bondholders alleging BOKF, NA participated in the fraudulent sale of securities by the principals. The Tulsa County District Court Action is pending on BOKF, NA’s motion to dismiss the plaintiff's Second Amended Petition.

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

On March 7, 2020, three former employees sued BOKF, NA, the Plan Committee of the BOKF, NA 401k Plan, and Cavanal Hill Investment Management, Inc., a subsidiary of BOKF, NA, alleging that the Defendants included proprietary investment products as investment options in the BOKF, NA 401k Plan, whose fees were too high and performance too low, for the purpose of earning fees. The action is brought as a putative class action on behalf of all Plan Participants. The action is pending on the defendants' motion to dismiss. Management is advised by counsel that a loss is not probable and that the loss, if any, cannot be reasonably estimated.

On May 12, 2020, an accounting firm filed a putative class action in the District Court of Colorado alleging that BOKF, NA failed to pay the agents of borrowers making application through the Bank to the Small Business Administration for Paycheck Protection Program (CARES Act) loans. BOKF, NA implemented a policy to pay, and paid, all agents of PPP borrowers where the principals agreed the principals had agents. Management is advised by counsel that a loss is not probable and that the loss, if any, cannot be reasonably estimated.

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

At June 30, 2020, the Company has $260 million in interests in various alternative investments generally consisting of unconsolidated limited partnership interests in entities for which investment return is in the form of low income housing tax credits or other investments in merchant banking activities. This investment balance also includes $78 million of unfunded commitments included in Other liabilities on the Consolidated Balance Sheets.

(7) Shareholders' Equity

On August 4, 2020, the Company declared a quarterly cash dividend of $0.51 per common share payable on or about August 26, 2020 to shareholders of record as of August 17, 2020.

Dividends declared were $0.51 and $1.02 per share during the three and six months ended June 30, 2020 and $0.50 and $1.00 per share during the three and six months ended June 30, 2019.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Employee Benefit Plans	Total
Balance, Dec. 31, 2018	$(70,999)	$(1,586)	$(72,585)
Net change in unrealized gain (loss)	228,156	—	228,156
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(1,105)	—	(1,105)
Other comprehensive income, before income taxes	227,051	—	227,051
Federal and state income taxes[1]	55,897	—	55,897
Other comprehensive income, net of income taxes	171,154	—	171,154
Balance, June 30, 2019	$100,155	$(1,586)	$98,569

Balance, Dec. 31, 2019	$104,996	$(73)	$104,923
Net change in unrealized gain (loss)	354,765	—	354,765
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(5,580)	—	(5,580)
Other comprehensive income, before income taxes	349,185	—	349,185
Federal and state income taxes[1]	83,792	—	83,792
Other comprehensive income, net of income taxes	265,393	—	265,393
Balance, June 30, 2020	$370,389	$(73)	$370,316
1 Calculated using a 25 percent blended federal and state statutory tax rate.

(8) Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$64,693	$137,563	$126,772	$248,175
Less: Earnings allocated to participating securities	397	850	740	1,678
Numerator for basic earnings per share – income available to common shareholders	64,296	136,713	126,032	246,497
Effect of reallocating undistributed earnings of participating securities	—	—	—	—
Numerator for diluted earnings per share – income available to common shareholders	$64,296	$136,713	$126,032	$246,497

Denominator:
Weighted average shares outstanding	70,307,606	71,327,928	70,410,707	71,625,332
Less: Participating securities included in weighted average shares outstanding	431,563	440,865	410,842	489,918
Denominator for basic earnings per common share	69,876,043	70,887,063	69,999,865	71,135,414
Dilutive effect of employee stock compensation plans[1]	1,424	14,970	3,952	16,144
Denominator for diluted earnings per common share	69,877,467	70,902,033	70,003,817	71,151,558

Basic earnings per share	$0.92	$1.93	$1.80	$3.47
Diluted earnings per share	$0.92	$1.93	$1.80	$3.46
[1] Excludes employee stock options with exercise prices greater than current market price.	22,238	—	—	—

(9) Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2020 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$174,314	$18,795	$34,359	$50,636	$278,104
Net interest revenue (expense) from internal sources	(29,205)	20,475	(7,479)	16,209	—
Net interest revenue	145,109	39,270	26,880	66,845	278,104
Provision for credit losses	13,762	535	(89)	121,113	135,321
Net interest revenue after provision for credit losses	131,347	38,735	26,969	(54,268)	142,783
Other operating revenue	47,898	67,192	106,674	10,929	232,693
Other operating expense	62,933	58,936	80,567	92,951	295,387
Net direct contribution	116,312	46,991	53,076	(136,290)	80,089
Gain on financial instruments, net	48	7,356	—	(7,404)	—
Change in fair value of mortgage servicing rights	—	(761)	—	761	—
Gain on repossessed assets, net	191	27	—	(218)	—
Corporate expense allocations	5,437	10,812	8,204	(24,453)	—
Net income before taxes	111,114	42,801	44,872	(118,698)	80,089
Federal and state income taxes	30,122	10,901	11,478	(36,698)	15,803
Net income	80,992	31,900	33,394	(82,000)	64,286
Net income (loss) attributable to non-controlling interests	—	—	—	(407)	(407)
Net income attributable to BOK Financial Corp. shareholders	$80,992	$31,900	$33,394	$(81,593)	$64,693

Average assets	$27,575,652	$9,920,005	$15,721,452	$(3,460,078)	$49,757,031

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2020 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$376,216	$44,671	$48,725	$69,852	$539,464
Net interest revenue (expense) from internal sources	(79,700)	38,531	(2,941)	44,110	—
Net interest revenue	296,516	83,202	45,784	113,962	539,464
Provision for credit losses	30,642	1,791	(137)	196,796	229,092
Net interest revenue after provision for credit losses	265,874	81,411	45,921	(82,834)	310,372
Other operating revenue	86,118	122,254	204,555	85	413,012
Other operating expense	123,685	113,729	158,759	167,838	564,011
Net direct contribution	228,307	89,936	91,717	(250,587)	159,373
Gain on financial instruments, net	97	94,120	7	(94,224)	—
Change in fair value of mortgage servicing rights	—	(89,241)	—	89,241	—
Gain on repossessed assets, net	200	40	—	(240)	—
Corporate expense allocations	14,342	21,299	16,469	(52,110)	—
Net income before taxes	214,262	73,556	75,255	(203,700)	159,373
Federal and state income taxes	58,295	18,735	19,288	(63,215)	33,103
Net income	155,967	54,821	55,967	(140,485)	126,270
Net income (loss) attributable to non-controlling interests	—	—	—	(502)	(502)
Net income attributable to BOK Financial Corp. shareholders	$155,967	$54,821	$55,967	$(139,983)	$126,772

Average assets	$26,131,814	$9,885,429	$14,222,432	$(2,500,850)	$47,738,825

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2019 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other[1]	BOK Financial Consolidated
Net interest revenue from external sources	$251,084	$25,300	$17,222	$(8,174)	$285,432
Net interest revenue (expense) from internal sources	(66,613)	27,415	9,719	29,479	—
Net interest revenue	184,471	52,715	26,941	21,305	285,432
Provision for credit losses	6,823	1,728	(48)	(3,503)	5,000
Net interest revenue after provision for credit losses	177,648	50,987	26,989	24,808	280,432
Other operating revenue	41,611	48,811	86,017	(4,374)	172,065
Other operating expense	63,415	57,694	69,452	86,576	277,137
Net direct contribution	155,844	42,104	43,554	(66,142)	175,360
Gain (loss) on financial instruments, net	20	20,981	—	(21,001)	—
Change in fair value of mortgage servicing rights	—	(29,555)	—	29,555	—
Gain (loss) on repossessed assets, net	—	92	—	(92)	—
Corporate expense allocations	10,652	11,695	9,168	(31,515)	—
Net income before taxes	145,212	21,927	34,386	(26,165)	175,360
Federal and state income taxes	38,932	5,585	8,842	(15,779)	37,580
Net income	106,280	16,342	25,544	(10,386)	137,780
Net income attributable to non-controlling interests	—	—	—	217	217
Net income (loss) attributable to BOK Financial Corp. shareholders	$106,280	$16,342	$25,544	$(10,603)	$137,563

Average assets	$22,910,724	$9,212,667	$9,849,396	$(1,128,010)	$40,844,777

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2019 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other[1]	BOK Financial Consolidated
Net interest revenue from external sources	$455,293	$47,775	$38,708	$21,758	$563,534
Net interest revenue (expense) from internal sources	(120,251)	56,042	16,489	47,720	—
Net interest revenue	335,042	103,817	55,197	69,478	563,534
Provision for credit losses	18,069	2,813	(167)	(7,715)	13,000
Net interest revenue after provision for credit losses	316,973	101,004	55,364	77,193	550,534
Other operating revenue	79,223	91,559	159,431	(878)	329,335
Other operating expense	114,042	111,515	130,959	207,778	564,294
Net direct contribution	282,154	81,048	83,836	(131,463)	315,575
Gain (loss) on financial instruments, net	38	35,078	—	(35,116)	—
Change in fair value of mortgage servicing rights	—	(50,221)	—	50,221	—
Gain (loss) on repossessed assets, net	(346)	195	—	151	—
Corporate expense allocations	20,107	23,595	17,528	(61,230)	—
Net income before taxes	261,739	42,505	66,308	(54,977)	315,575
Federal and state income taxes	69,938	10,826	17,045	(30,279)	67,530
Net income	191,801	31,679	49,263	(24,698)	248,045
Net income attributable to non-controlling interests	—	—	—	(130)	(130)
Net income attributable to BOK Financial Corp. shareholders	$191,801	$31,679	$49,263	$(24,568)	$248,175

Average assets	$21,432,513	$8,794,498	$9,590,629	$444,327	$40,261,967
1 CoBiz operations were included in Funds Management and Other for the first quarter of 2019.

(10) Fees and Commissions Revenue

Fees and commissions revenue is generated through the sales of products, consisting primarily of financial instruments, and the performance of services for customers under contractual obligations. Revenue from providing services for customers is recognized at the time services are provided in an amount that reflects the consideration we expect to be entitled to for those services. Revenue is recognized based on the application of five steps:
•Identify the contract with a customer
•Identify the performance obligations in the contract
•Determine the transaction price
•Allocate the transaction price to the performance obligations in the contract
•Recognize revenue when (or as) the Company satisfies a performance obligation

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

Fees and commissions revenue by reportable segment and primary service line is as follows for the three months ended June 30, 2020.

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$43,915	$—	$43,915	$43,915	$—
Customer hedging revenue	6,893	—	63	(714)	6,242	6,242	—
Retail brokerage revenue	—	—	3,394	—	3,394	—	3,394
Insurance brokerage revenue	—	—	3,153	—	3,153	—	3,153
Investment banking revenue	1,131	—	4,187	—	5,318	851	4,467
Brokerage and trading revenue	8,024	—	54,712	(714)	62,022	51,008	11,014
TransFund EFT network revenue	19,647	556	(9)	—	20,194	—	20,194
Merchant services revenue	2,230	13	—	—	2,243	—	2,243
Corporate card revenue	485	—	18	—	503	—	503
Transaction card revenue	22,362	569	9	—	22,940	—	22,940
Personal trust revenue	—	—	21,681	—	21,681	—	21,681
Corporate trust revenue	—	—	4,604	—	4,604	—	4,604
Institutional trust & retirement plan services revenue	—	—	10,723	—	10,723	—	10,723
Investment management services and other revenue	—	—	4,291	(42)	4,249	—	4,249
Fiduciary and asset management revenue	—	—	41,299	(42)	41,257	—	41,257
Commercial account service charge revenue	11,069	389	598	—	12,056	—	12,056
Overdraft fee revenue	20	3,607	16	—	3,643	—	3,643
Check card revenue	—	5,122	—	—	5,122	—	5,122
Automated service charge and other deposit fee revenue	29	1,179	17	—	1,225	—	1,225
Deposit service charges and fees	11,118	10,297	631	—	22,046	—	22,046
Mortgage production revenue	—	39,186	—	—	39,186	39,186	—
Mortgage servicing revenue	—	15,164	—	(414)	14,750	14,750	—
Mortgage banking revenue	—	54,350	—	(414)	53,936	53,936	—
Other revenue	5,011	1,976	10,106	(5,614)	11,479	8,970	2,509
Total fees and commissions revenue	$46,515	$67,192	$106,757	$(6,784)	$213,680	$113,914	$99,766
1  Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.
2 In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the six months ended June 30, 2020.

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$78,299	$—	$78,299	$78,299	$—
Customer hedging revenue	9,418	—	198	(151)	9,465	9,465	—
Retail brokerage revenue	—	—	7,737	—	7,737	—	7,737
Insurance brokerage revenue	—	—	6,942	—	6,942	—	6,942
Investment banking revenue	3,011	—	7,347	—	10,358	2,679	7,679
Brokerage and trading revenue	12,429	—	100,523	(151)	112,801	90,443	22,358
TransFund EFT network revenue	37,859	1,387	(28)	2	39,220	—	39,220
Merchant services revenue	4,535	27	—	—	4,562	—	4,562
Corporate card revenue	1,005	—	34	—	1,039	—	1,039
Transaction card revenue	43,399	1,414	6	2	44,821	—	44,821
Personal trust revenue	—	—	42,330	—	42,330	—	42,330
Corporate trust revenue	—	—	10,966	—	10,966	—	10,966
Institutional trust & retirement plan services revenue	—	—	22,480	—	22,480	—	22,480
Investment management services and other revenue	—	—	10,022	(83)	9,939	—	9,939
Fiduciary and asset management revenue	—	—	85,798	(83)	85,715	—	85,715
Commercial account service charge revenue	22,108	799	1,143	(1)	24,049	—	24,049
Overdraft fee revenue	69	10,812	38	2	10,921	—	10,921
Check card revenue	—	10,351	—	—	10,351	—	10,351
Automated service charge and other deposit fee revenue	258	2,565	30	2	2,855	—	2,855
Deposit service charges and fees	22,435	24,527	1,211	3	48,176	—	48,176
Mortgage production revenue	—	60,755	—	—	60,755	60,755	—
Mortgage servicing revenue	—	31,206	—	(858)	30,348	30,348	—
Mortgage banking revenue	—	91,961	—	(858)	91,103	91,103	—
Other revenue	9,711	4,352	17,100	(7,375)	23,788	17,378	6,410
Total fees and commissions revenue	$87,974	$122,254	$204,638	$(8,462)	$406,404	$198,924	$207,480
1  Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.
2 In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

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
1  Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.
2 In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.
3 CoBiz operations are included in Funds Management and Other for the first quarter of 2019.

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
1  Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.
2 In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.
3 CoBiz operations are included in Funds Management and Other for the first quarter of 2019.

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

Significant Other Observable Inputs (Level 2) - Fair value is based on significant other observable inputs which are generally determined based on a single price for each financial instrument provided to us by an applicable third-party pricing service and is based on one or more of the following:

•Quoted prices for similar, but not identical, assets or liabilities in active markets;
•Quoted prices for identical or similar assets or liabilities in inactive markets;
•Inputs other than quoted prices that are observable, such as interest rate and yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates;
•Other inputs derived from or corroborated by observable market inputs.

Significant Unobservable Inputs (Level 3) - Fair value is based upon model-based valuation techniques for which at least one significant assumption is not observable in the market.

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the six months ended June 30, 2020 and 2019, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the six months ended June 30, 2020 and 2019 are included in the summary of changes in recurring fair values measured using unobservable inputs.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at June 30, 2020 or December 31, 2019.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of June 30, 2020 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government agency debentures	$4,237	$—	$4,237	$—
Residential agency mortgage-backed securities	1,146,454	—	1,146,454	—
Municipal and other tax-exempt securities	22,710	—	22,710	—
Asset-backed securities	5	—	5	—
Other trading securities	22,699	—	22,699	—
Total trading securities	1,196,105	—	1,196,105	—
Available for sale securities:
U.S. Treasury	912	912	—	—
Municipal and other tax-exempt securities	31,240	—	31,240	—
Residential agency mortgage-backed securities	9,147,238	—	9,147,238	—
Residential non-agency mortgage-backed securities	35,250	—	35,250	—
Commercial agency mortgage-backed securities	3,260,807	—	3,260,807	—
Other debt securities	472	—	—	472
Total available for sale securities	12,475,919	912	12,474,535	472
Fair value option securities:
U.S. Treasury	92,742	92,742	—	—
Residential agency mortgage-backed securities	629,915	—	629,915	—
Total fair value option securities	722,657	92,742	629,915	—
Residential mortgage loans held for sale	319,357	—	309,672	9,685
Mortgage servicing rights[1]	97,971	—	—	97,971
Derivative contracts, net of cash collateral[2]	651,553	66,207	585,346	—
Liabilities:
Derivative contracts, net of cash collateral[2]	610,020	—	610,020	—
1A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 5, Mortgage Banking Activities.
2See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts in asset positions that were valued based on quoted prices in active markets for identical instruments (Level 1) are primarily exchange-traded energy and interest rate derivative contacts, net of cash margin. Derivative contacts in liability positions that were valued using quoted prices in active markets for identical instruments are exchange-traded interest rate and agricultural derivative contracts, fully offset by cash margin.

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
1A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 5, Mortgage Banking Activities.
2See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts based on quoted prices in active markets for identical instruments (Level 1) are exchange-traded interest rate and energy derivative contacts, net of cash margin. Derivative contracts in liability positions that were valued using quoted prices in active markets for identical instruments (Level 1) are exchange-traded interest rate and agricultural contracts, fully offset by cash margin.

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

The following represents the changes for the three and six months ended June 30, 2020 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for sale - Other debt securities	Residential mortgage loans held for sale
Balance, Mar. 31, 2020	$472	$9,574
Transfer to Level 3 from Level 2[1]	—	1,328
Purchases	—	—
Proceeds from sales	—	(648)
Redemptions and distributions	—	—
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	(569)
Other comprehensive income (loss):
Net change in unrealized gain (loss)	—	—
Balance, June 30, 2020	$472	$9,685
1  Recurring transfers to Level 3 from Level 2 consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards.

	Available for sale - Other debt securities	Residential mortgage loans held for sale
Balance, December 31, 2019	$472	$8,313
Transfer to Level 3 from Level 2[1]	—	3,592
Purchases	—	—
Proceeds from sales	—	(1,588)
Redemptions and distributions	—	—
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	(632)
Other comprehensive income (loss):
Net change in unrealized gain (loss)	—	—
Balance, June 30, 2020	$472	$9,685
1  Recurring transfers to Level 3 from Level 2 consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards.

The following represents the changes for the three and six months ended June 30, 2019 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for sale - Other debt securities	Residential mortgage loans held for sale
Balance, Mar. 31, 2019	$472	$15,776
Transfer to Level 3 from Level 2[1]	—	907
Purchases	—	—
Proceeds from sales	—	(998)
Redemptions and distributions	—	—
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	388
Other comprehensive income (loss):
Net change in unrealized gain (loss)	—	—
Balance, June 30, 2019	$472	$16,073
1  Recurring transfers to Level 3 from Level 2 consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards.

	Available for sale - Other debt securities	Residential mortgage loans held for sale
Balance, Dec. 31, 2018	$472	$15,207
Transfer to Level 3 from Level 2[1]	—	1,889
Purchases	—	—
Proceeds from sales	—	(1,379)
Redemptions and distributions	—	—
Gain (loss) recognized in earnings
Mortgage banking revenue	—	356
Other comprehensive income (loss):
Net change in unrealized gain (loss)	—	—
Balance, June 30, 2019	$472	$16,073
1  Recurring transfers to Level 3 from Level 2 consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards.

A summary of quantitative information about assets measured at fair value on a recurring basis using Significant Unobservable Inputs (Level 3) as of June 30, 2020 follows (in thousands):

	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities – Other debt securities	$472	Discounted cash flows	[1]	Interest rate spread	5.23%-5.23% (5.23%)	[3]
					94.30%-94.30% (94.30%)	[2]
Residential mortgage loans held for sale	9,685	Quoted prices of loans sold in securitization transactions, with a liquidity discount applied		Liquidity discount applied to the market value of mortgage loans qualifying for sale to U.S. government agencies.	90.24%
1Discounted cash flows developed using discount rates primarily based on reference to interest rate spreads for comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies, adjusted for lack of trading volume.
2Represents fair value as a percentage of par value.
3Interest rate yields used to value investment grade taxable securities based on comparable short-term taxable securities which are generally yielding approximately 1 percent.

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
1Discounted cash flows developed using discount rates primarily based on reference to interest rate spreads for comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies, adjusted for lack of trading volume
2Represents fair value as a percentage of par value.
3Interest rate yields used to value investment grade taxable securities based on comparable short-term taxable securities which are generally yielding less than 3 percent.

Fair Value of Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis include collateral for certain nonaccruing loans and real property and other assets acquired to satisfy loans, which are based primarily on comparisons to completed sales of similar assets.

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at June 30, 2020 for which the fair value was adjusted during the six months ended June 30, 2020:

				Fair Value Adjustments for the
	Carrying Value at June 30, 2020			Three Months Ended June 30, 2020 Recognized in:		Six Months Ended June 30, 2020 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and operating expenses of repossessed assets	Gross charge-offs against allowance for loan losses	Net losses (gains) and operating expenses of repossessed assets
Nonaccruing loans	$—	$400	$32,448	$13,871	$—	$29,659	$—
Real estate and other repossessed assets	—	918	400	—	5	—	131

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at June 30, 2019 for which the fair value was adjusted during the six months ended June 30, 2019:

				Fair Value Adjustments for the
	Carrying Value at June 30, 2019			Three Months Ended June 30, 2019 Recognized in:		Six Months Ended June 30, 2019 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and operating expenses of repossessed assets	Gross charge-offs against allowance for loan losses	Net losses and operating expenses of repossessed assets
Nonaccruing loans	$—	$—	$29,187	$11,335	$—	$20,917	$—
Real estate and other repossessed assets	—	2,642	427	—	86	—	512

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of June 30, 2020 follows (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$32,448	Discounted cash flows	Management knowledge of industry and non-real estate collateral including but not limited to recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	0% - 83% (35%)[1]
Real estate and other repossessed assets	400	Appraised value, as adjusted	Marketability adjustments off appraised value[2]	87% - 87% (87%)
1 Represents fair value as a percentage of the unpaid principal balance.
2 Marketability adjustments include consideration of estimated costs to sell which is approximately 10% of the fair value.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of June 30, 2019 follows (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$29,187	Discounted cash flows	Management knowledge of industry and non-real estate collateral including but not limited to recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	12% - 76% (47%)[1]
Real estate and other repossessed assets	427	Appraised value, as adjusted	Marketability adjustments off appraised value[2]	75% - 89% (88%)
1  Represents fair value as a percentage of the unpaid principal balance.
2 Marketability adjustments include consideration of estimated costs to sell which is approximately 10% of the fair value.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of June 30, 2020 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$762,453	$762,453	$762,453	$—	$—
Interest-bearing cash and cash equivalents	485,319	485,319	485,319	—	—
Trading securities:
U.S. government agency debentures	4,237	4,237	—	4,237	—
Residential agency mortgage-backed securities	1,146,454	1,146,454	—	1,146,454	—
Municipal and other tax-exempt securities	22,710	22,710	—	22,710	—
Asset-backed securities	5	5	—	5	—
Other trading securities	22,699	22,699	—	22,699	—
Total trading securities	1,196,105	1,196,105	—	1,196,105	—
Investment securities:
Municipal and other tax-exempt securities	84,239	88,623	—	88,623	—
Residential agency mortgage-backed securities	9,812	10,734	—	10,734	—
Other debt securities	175,565	199,769	—	8,048	191,721
Total investment securities	269,616	299,126	—	107,405	191,721
Allowance for credit losses	(1,628)	—	—	—	—
Investment securities, net of allowance	267,988	299,126	—	107,405	191,721
Available for sale securities:
U.S. Treasury	912	912	912	—	—
Municipal and other tax-exempt securities	31,240	31,240	—	31,240	—
Residential agency mortgage-backed securities	9,147,238	9,147,238	—	9,147,238	—
Residential non-agency mortgage-backed securities	35,250	35,250	—	35,250	—
Commercial agency mortgage-backed securities	3,260,807	3,260,807	—	3,260,807	—
Other debt securities	472	472	—	—	472
Total available for sale securities	12,475,919	12,475,919	912	12,474,535	472
Fair value option securities:
U.S. Treasury	92,742	92,742	92,742	—	—
Residential agency mortgage-backed securities	629,915	629,915	—	629,915	—
Total fair value option securities	722,657	722,657	92,742	629,915	—
Residential mortgage loans held for sale	319,357	319,357	—	309,672	9,685
Loans:
Commercial	14,158,510	14,038,257	—	—	14,038,257
Commercial real estate	4,554,144	4,558,274	—	—	4,558,274
Paycheck protection program	2,081,428	2,062,278	—	—	2,062,278
Loans to individuals	3,361,808	3,393,293	—	—	3,393,293
Total loans	24,155,890	24,052,102	—	—	24,052,102
Allowance for loan losses	(435,597)	—	—	—	—
Loans, net of allowance	23,720,293	24,052,102	—	—	24,052,102
Mortgage servicing rights	97,971	97,971	—	—	97,971
Derivative instruments with positive fair value, net of cash collateral	651,553	651,553	66,207	585,346	—
Deposits with no stated maturity	31,539,554	31,539,554	—	—	31,539,554
Time deposits	2,352,760	2,367,446	—	—	2,367,446
Other borrowed funds	4,531,165	4,527,814	—	—	4,527,814
Subordinated debentures	275,973	273,293	—	273,293	—
Derivative instruments with negative fair value, net of cash collateral	610,020	610,020	—	610,020	—

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

(12) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on June 30, 2020 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Six-Month Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Six Months Ended
	June 30, 2020			June 30, 2019
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$670,698	$2,505	0.75%	$536,690	$6,829	2.57%
Trading securities	1,780,875	23,328	2.66%	1,862,284	34,399	3.74%
Investment securities	275,606	6,548	4.75%	335,841	7,483	4.46%
Available for sale securities	12,072,293	138,086	2.39%	9,160,887	116,769	2.60%
Fair value option securities	1,290,119	15,818	2.46%	747,401	12,740	3.45%
Restricted equity securities	351,527	7,774	4.42%	404,673	12,861	6.36%
Residential mortgage loans held for sale	209,149	3,263	3.23%	168,702	3,417	4.05%
Loans	23,021,258	463,344	4.05%	21,885,894	578,406	5.33%
Allowance for loan losses	(308,961)			(205,811)
Loans, net of allowance	22,712,297	463,344	4.10%	21,680,083	578,406	5.38%
Total earning assets	39,362,564	660,666	3.42%	34,896,561	772,904	4.48%
Receivable on unsettled securities sales	3,836,209			1,331,669
Cash and other assets	4,540,052			4,033,737
Total assets	$47,738,825			$40,261,967
Liabilities and equity
Interest-bearing deposits:
Transaction	$17,099,912	$45,178	0.53%	$12,223,515	$60,244	0.99%
Savings	610,245	210	0.07%	550,204	333	0.12%
Time	2,352,014	18,516	1.58%	2,180,483	20,023	1.85%
Total interest-bearing deposits	20,062,171	63,904	0.64%	14,954,202	80,600	1.09%
Funds purchased and repurchase agreements	4,816,213	12,880	0.54%	2,050,087	21,060	2.07%
Other borrowings	5,034,813	31,901	1.27%	7,107,961	94,154	2.67%
Subordinated debentures	275,940	7,172	5.23%	276,245	7,546	5.51%
Total interest-bearing liabilities	30,189,137	115,857	0.77%	24,388,495	203,360	1.68%
Non-interest bearing demand deposits	10,361,090			9,935,739
Due on unsettled securities purchases	924,377			638,829
Other liabilities	1,274,430			759,808
Total equity	4,989,791			4,539,096
Total liabilities and equity	$47,738,825			$40,261,967
Tax-equivalent Net Interest Revenue		$544,809	2.65%		$569,544	2.80%
Tax-equivalent Net Interest Revenue to Earning Assets			2.82%			3.30%
Less tax-equivalent adjustment		5,345			6,010
Net Interest Revenue		539,464			563,534
Provision for credit losses		229,092			13,000
Other operating revenue		413,012			329,335
Other operating expense		564,011			564,294
Income before taxes		159,373			315,575
Federal and state income taxes		33,103			67,530
Net income		126,270			248,045
Net income (loss) attributable to non-controlling interests		(502)			(130)
Net income attributable to BOK Financial Corp. shareholders		$126,772			$248,175
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$1.80			$3.47
Diluted		$1.80			$3.46
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

Quarterly Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Three Months Ended
	June 30, 2020			March 31, 2020
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$619,737	$112	0.07%	$721,659	$2,393	1.33%
Trading securities	1,871,647	11,473	2.46%	1,690,104	11,855	2.89%
Investment securities, net of allowance	268,947	3,210	4.77%	282,265	3,338	4.73%
Available for sale securities	12,480,065	68,358	2.29%	11,664,521	69,728	2.48%
Fair value option securities	786,757	4,110	2.00%	1,793,480	11,708	2.67%
Restricted equity securities	273,922	1,880	2.75%	429,133	5,894	5.49%
Residential mortgage loans held for sale	288,588	2,140	3.10%	129,708	1,123	3.50%
Loans	24,099,492	217,731	3.63%	21,943,023	245,613	4.50%
Allowance for loan losses	(367,583)			(250,338)
Loans, net of allowance	23,731,909	217,731	3.69%	21,692,685	245,613	4.55%
Total earning assets	40,321,572	309,014	3.12%	38,403,555	351,652	3.73%
Receivable on unsettled securities sales	4,626,307			3,046,111
Cash and other assets	4,809,152			4,270,952
Total assets	$49,757,031			$45,720,618
Liabilities and equity
Interest-bearing deposits:
Transaction	$18,040,170	$9,321	0.21%	$16,159,654	$35,857	0.89%
Savings	656,669	84	0.05%	563,821	126	0.09%
Time	2,464,793	8,340	1.36%	2,239,234	10,176	1.83%
Total interest-bearing deposits	21,161,632	17,745	0.34%	18,962,709	46,159	0.98%
Funds purchased and repurchase agreements	5,816,484	2,042	0.14%	3,815,941	10,838	1.14%
Other borrowings	3,527,303	4,954	0.56%	6,542,325	26,947	1.66%
Subordinated debentures	275,949	3,539	5.16%	275,932	3,633	5.30%
Total interest-bearing liabilities	30,781,368	28,280	0.37%	29,596,907	87,577	1.19%
Non-interest bearing demand deposits	11,489,322			9,232,859
Due on unsettled securities purchases	887,973			960,780
Other liabilities	1,526,754			1,022,106
Total equity	5,071,614			4,907,966
Total liabilities and equity	$49,757,031			$45,720,618
Tax-equivalent Net Interest Revenue		$280,734	2.75%		$264,075	2.54%
Tax-equivalent Net Interest Revenue to Earning Assets			2.83%			2.80%
Less tax-equivalent adjustment		2,630			2,715
Net Interest Revenue		278,104			261,360
Provision for credit losses		135,321			93,771
Other operating revenue		232,693			180,319
Other operating expense		295,387			268,624
Income before taxes		80,089			79,284
Federal and state income taxes		15,803			17,300
Net income		64,286			61,984
Net income (loss) attributable to non-controlling interests		(407)			(95)
Net income attributable to BOK Financial Corp. shareholders		$64,693			$62,079
Earnings Per Average Common Share Equivalent:
Basic		$0.92			$0.88
Diluted		$0.92			$0.88
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

Three Months Ended
December 31, 2019			September 30, 2019			June 30, 2019
Average Balance	Revenue /Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate

$573,203	$2,335	1.62%	$500,823	$3,050	2.42%	$535,491	$3,432	2.57%
1,672,426	13,015	3.19%	1,696,568	14,546	3.49%	1,757,335	15,609	3.59%
298,567	3,500	4.69%	308,090	3,434	4.46%	328,482	3,621	4.41%
11,333,524	69,692	2.52%	10,747,439	67,640	2.60%	9,435,668	59,888	2.63%
1,521,528	9,488	2.62%	1,553,879	10,708	2.79%	898,772	7,503	3.34%
479,687	6,441	5.37%	476,781	7,558	6.34%	413,812	6,516	6.30%
203,535	1,797	3.55%	203,319	1,891	3.73%	192,102	1,754	3.65%
22,236,000	266,315	4.75%	22,412,918	289,316	5.12%	22,004,405	295,978	5.39%
(205,417)			(201,714)			(205,532)
22,030,583	266,315	4.80%	22,211,204	289,316	5.17%	21,798,873	295,978	5.45%
38,113,053	372,583	3.93%	37,698,103	398,143	4.25%	35,360,535	394,301	4.51%
1,973,604			1,742,794			1,437,462
4,126,697			4,139,451			4,046,780
$44,213,354			$43,580,348			$40,844,777

$14,685,385	$36,897	1.00%	$13,131,542	$35,713	1.08%	$12,512,282	$32,540	1.04%
554,605	154	0.11%	557,122	190	0.14%	558,738	173	0.12%
2,247,717	10,970	1.94%	2,251,800	11,014	1.94%	2,207,391	10,470	1.90%
17,487,707	48,021	1.09%	15,940,464	46,917	1.17%	15,278,411	43,183	1.13%
4,120,610	16,212	1.56%	3,106,163	15,731	2.01%	2,066,950	10,704	2.08%
6,247,194	31,621	2.01%	8,125,023	49,650	2.42%	7,175,617	47,700	2.67%
275,916	3,754	5.40%	275,900	3,813	5.48%	275,887	3,801	5.53%
28,131,427	99,608	1.40%	27,447,550	116,111	1.68%	24,796,865	105,388	1.70%
9,612,533			9,759,710			9,883,965
784,174			745,893			821,688
837,732			847,195			744,216
4,847,488			4,780,000			4,598,043
$44,213,354			$43,580,348			$40,844,777
	$272,975	2.53%		$282,032	2.57%		$288,913	2.81%
		2.88%			3.01%			3.30%
	2,726			2,936			3,481
	270,249			279,096			285,432
	19,000			12,000			5,000
	178,585			186,450			172,065
	288,795			279,292			277,137
	141,039			174,254			175,360
	30,257			32,396			37,580
	110,782			141,858			137,780
	430			(373)			217
	$110,352			$142,231			$137,563

	$1.56			$2.00			$1.93
	$1.56			$2.00			$1.93

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	June 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019

Interest revenue	$306,384	$348,937	$369,857	$395,207	$390,820
Interest expense	28,280	87,577	99,608	116,111	105,388
Net interest revenue	278,104	261,360	270,249	279,096	285,432
Provision for credit losses	135,321	93,771	19,000	12,000	5,000
Net interest revenue after provision for credit losses	142,783	167,589	251,249	267,096	280,432
Other operating revenue
Brokerage and trading revenue	62,022	50,779	43,843	43,840	40,526
Transaction card revenue	22,940	21,881	22,548	22,015	21,915
Fiduciary and asset management revenue	41,257	44,458	45,021	43,621	45,025
Deposit service charges and fees	22,046	26,130	27,331	28,837	28,074
Mortgage banking revenue	53,936	37,167	25,396	30,180	28,131
Other revenue	11,479	12,309	15,283	17,626	12,437
Total fees and commissions	213,680	192,724	179,422	186,119	176,108
Other gains (losses), net	6,768	(10,741)	(1,649)	4,544	3,480
Gain (loss) on derivatives, net	21,885	18,420	(4,644)	3,778	11,150
Gain (loss) on fair value option securities, net	(14,459)	68,393	(8,328)	4,597	9,853
Change in fair value of mortgage servicing rights	(761)	(88,480)	9,297	(12,593)	(29,555)
Gain on available for sale securities, net	5,580	3	4,487	5	1,029
Total other operating revenue	232,693	180,319	178,585	186,450	172,065
Other operating expense
Personnel	176,235	156,181	168,422	162,573	160,342
Business promotion	1,935	6,215	8,787	8,859	10,142
Charitable contributions to BOKF Foundation	3,000	—	2,000	—	1,000
Professional fees and services	12,161	12,948	13,408	12,312	13,002
Net occupancy and equipment	30,675	26,061	26,316	27,558	26,880
Insurance	5,156	4,980	5,393	4,220	6,454
Data processing and communications	32,942	32,743	31,884	31,915	29,735
Printing, postage and supplies	3,502	4,272	3,700	3,825	4,107
Net losses and operating expenses of repossessed assets	1,766	1,531	2,403	1,728	580
Amortization of intangible assets	5,190	5,094	5,225	5,064	5,138
Mortgage banking costs	15,598	10,545	14,259	14,975	11,545
Other expense	7,227	8,054	6,998	6,263	8,212
Total other operating expense	295,387	268,624	288,795	279,292	277,137
Net income before taxes	80,089	79,284	141,039	174,254	175,360
Federal and state income taxes	15,803	17,300	30,257	32,396	37,580
Net income	64,286	61,984	110,782	141,858	137,780
Net income (loss) attributable to non-controlling interests	(407)	(95)	430	(373)	217
Net income attributable to BOK Financial Corporation shareholders	$64,693	$62,079	$110,352	$142,231	$137,563

Earnings per share:
Basic	$0.92	$0.88	$1.56	$2.00	$1.93
Diluted	$0.92	$0.88	$1.56	$2.00	$1.93
Average shares used in computation:
Basic	69,876,043	70,123,685	70,295,899	70,596,307	70,887,063
Diluted	69,877,467	70,130,166	70,309,644	70,609,924	70,902,033

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

The spread of the COVID-19 virus and the resulting "stay at home" orders, travel restrictions, and closed schools and work places caused severe disruptions in the U.S. economy, which has in turn disrupted the business activities and operations of our customers, as well as our business and operations. The COVID-19 outbreak was first reported in Wuhan, Hubei Province, China in December 2019, and has resulted in millions of confirmed cases identified around the world, many in the U.S. As a result of the pandemic, many businesses were shut down or continue to be shut down, supply chains were interrupted, slowed, or rendered inoperable, and many individuals have become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions.
Specific to our operations, we face the following risks:
•The pandemic, combined with pre-existing factors, including, but not limited to, international trade disputes, inflation risks, and oil price volatility, could further destabilize the financial markets and markets in which the Company operates. The resulting impacts on consumers, including the sudden increase in the unemployment rate, could cause changes in consumer and business spending, borrowing needs, and saving habits, which will likely affect the demand for loans and other products or services the Company offers, as well as the creditworthiness of potential and current borrowers.

•Governmental mandates forced shutdowns of many of our customers' and vendors' facilities. While some have reopened, others may extend for indefinite periods. This may cause customers, third-party service providers, and counterparties to be unable to meet existing payment or other obligations to the Company.

•The COVID-19 virus may have an adverse effect on customer deposits, the ability of our borrowers to satisfy their obligations, the demand for our loans or other products and services, or on financial markets, real estate markets, or economic growth, which could adversely affect our liquidity, financial condition and results of operations.

•The Federal Reserve reduced the target federal funds rate to 0.00% to 0.25% on March 15, 2020 and announced a $700 billion quantitative easing program in response to the economic downturn caused by COVID-19. These reductions, especially if prolonged, could adversely affect our net interest income and margins, the value of mortgage servicing rights, and our profitability.

•Widespread outbreaks of the COVID-19 virus in our primary geographies could adversely affect our workforce resulting in serious health issues and absenteeism. Social distancing measures enacted for working employees such as working from home, working in different locations, and working different shifts could further disrupt the workforce and normal internal control environment. This could lead to the inability to adequately meet customer needs, maintain adequate financial controls and cybersecurity controls, and meet regulatory deadlines.

•The determination of the appropriate level of allowance for credit losses involves a high degree of subjectivity and requires management to make significant estimates of current expected credit losses. The COVID-19 pandemic and the unprecedented governmental response could make these subjective judgments even more difficult. The economic impact of the pandemic and government responses may have an adverse effect on current and forward prices for oil and natural gas, which could result in significant credit losses. The value of real estate and other collateral securing loans may also be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2020.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1 to April 30, 2020	—	$—	—	3,691,287
May 1 to May 31, 2020	—	$—	—	3,691,287
June 1 to June 30, 2020	—	$—	—	3,691,287
Total	—		—
1On April 30, 2019, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock. As of June 30, 2020, the Company had repurchased 1,308,713 shares under this plan. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations and other factors.
2The Company may repurchase mature shares from employees to cover the exercise price and taxes in connection with employee equity compensation.
Item 6. Exhibits

31.1Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements. The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Items 1A, 3, 4 and 5 are not applicable and have been omitted.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOK FINANCIAL CORPORATION
(Registrant)

Date:        August 4, 2020

/s/ Steven E. Nell
Steven E. Nell
Executive Vice President and
Chief Financial Officer

/s/ John C. Morrow
John C. Morrow
Senior Vice President and
Chief Accounting Officer