Form 10-Q
period 2020-09-30
BOK FINANCIAL CORP
filed 2020-11-03
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 70,305,833 shares of common stock ($.00006 par value) as of September 30, 2020.

BOK Financial Corporation
Form 10-Q
Quarter Ended September 30, 2020

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Performance Summary

BOK Financial Corporation (“the Company”) reported net income of $154.0 million or $2.19 per diluted share for the third quarter of 2020. Net income was $142.2 million or $2.00 per diluted share for the third quarter of 2019 and $64.7 million or $0.92 per diluted share for the second quarter of 2020. No provision for expected credit losses was necessary in the third quarter of 2020. The Company recorded a pre-tax provision for expected credit losses of $135.3 million in the second quarter of 2020. A pre-tax provision for incurred credit losses of $12.0 million was recorded in the third quarter of 2019.

Highlights of the third quarter of 2020 included:

•Net interest revenue totaled $271.8 million, a decrease of $7.3 million compared to the third quarter of 2019. Net interest margin was 2.81 percent for the third quarter of 2020 compared to 3.01 percent for the third quarter of 2019. Discount accretion on acquired loans totaled $13.3 million in the third quarter of 2020, $10.9 million in the third quarter of 2019 and $3.3 million in the second quarter of 2020. While the company has been proactive in reducing deposit costs and implementing LIBOR floors in loan agreements, recent interest rate cuts continue to compress the net interest margin. Average earning assets were $39.6 billion for the third quarter of 2020 compared to $37.7 billion for the third quarter of 2019. Net interest revenue decreased $6.4 million compared to the second quarter of 2020. Net interest margin decreased 2 basis points. Excluding discount accretion, net interest margin was 2.67 percent compared to 2.80 percent in the prior quarter.
•Fees and commissions revenue totaled $222.9 million, an increase of $36.7 million over the third quarter of 2019. Brokerage and trading revenue increased $25.7 million and mortgage banking revenue increased $21.8 million. Low mortgage interest rates drove increases in mortgage production and related U.S. agency mortgage-backed trading activity. These increases were partially offset by a reduction in deposit service charges and fiduciary and asset management revenue. We have voluntarily waived certain administration fees in the third quarter of 2020. Fees and commissions revenue increased $9.2 million over the second quarter of 2020, largely due to growth in trading revenue, customer hedging revenue and loan syndication activity. Deposit service charges also increased as many "Stay at Home" orders have been lifted and customer activity starts to return to more normal levels.
•Other operating expense totaled $301.3 million, a $22.0 million increase compared to the third quarter of 2019. Personnel expense increased $17.3 million, largely due to an increase in incentive compensation costs. This increase reflects the growth in our trading activity as well as changes related to vesting assumptions regarding the Company's earnings per share growth relative to a defined peer group. Non-personnel expense increased $4.7 million over the third quarter of 2019. Net losses and expenses of repossessed assets increased $4.5 million due to write-downs on two repossessed properties. Other increases in data processing and communications expense, deposit insurance expense, and professional fees were mostly offset by a decrease in business promotion expense. Operating expense increased $5.9 million compared to the second quarter of 2020. Personnel expense increased $3.6 million. Incentive compensation increased $5.6 million. Non-personnel expense increased $2.3 million compared to the second quarter of 2020. Increases in net losses and expenses on two repossessed properties, professional fees, and data processing and communications expense were partially offset by decreases in occupancy and equipment expense and other expenses. In addition, the second quarter of 2020 included a $3.0 million charitable contribution to the BOKF Foundation.
•Period-end outstanding loan balances totaled $23.8 billion at September 30, 2020, a decrease of $353 million compared to June 30, 2020, largely due to repayment of defensive draws taken earlier in the year and purposeful deleveraging by our customers. Average loan balances were relatively consistent with the prior quarter at $24.1 billion.
•The allowance for loan losses totaled $420 million or 1.76 percent of outstanding loans and 195 percent of nonaccruing loans at September 30, 2020, excluding residential mortgage loans guaranteed by U.S. government agencies. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $448 million or 1.88 percent of outstanding loans at September 30, 2020. Excluding Paycheck Protection Program ("PPP") loans, the allowance for loan losses was 1.93 percent of outstanding loans and the combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was 2.06 percent. Excluding PPP loans, the allowance for loan losses was $436 million or 1.97 percent of outstanding loans and the combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $469 million or 2.12 percent of outstanding loans at June 30, 2020.

•Nonperforming assets not guaranteed by U.S. government agencies decreased $17 million compared to June 30, 2020. Potential problem loans decreased $2.9 million while other loans especially mentioned decreased $42 million. Net charge-offs were $22.4 million or 0.41 percent of average loans on an annualized basis for the third quarter of 2020, excluding PPP loans. Net charge-offs were 0.30 percent of average loans, excluding PPP loans, over the last four quarters. Net charge-offs were $14.1 million or 0.25 percent of average loans on an annualized basis for the second quarter of 2020, excluding PPP loans.
•Period-end deposits were $35.0 billion at September 30, 2020, a $1.1 billion increase compared to June 30, 2020. Interest-bearing transaction deposits increased $1.3 billion. Average deposits increased $2.0 billion, including a $1.7 billion increase in interest-bearing transaction deposits. Continued deposit growth was due primarily to customers retaining higher balances in the current economic environment.
•The common equity Tier 1 capital ratio at September 30, 2020 was 12.07 percent. Other regulatory capital ratios were Tier 1 capital ratio, 12.07 percent, total capital ratio, 14.05 percent, and leverage ratio, 8.39 percent. We have elected to implement relief afforded by the CARES Act, which allows us to defer a portion of the impact to regulatory capital resulting from our adoption of CECL over the next two years, followed by a phase out of that deferral over the following three years. At June 30, 2020, the common equity Tier 1 capital ratio was 11.44 percent, the Tier 1 capital ratio was 11.44 percent, total capital ratio was 13.43 percent, and leverage ratio was 7.74 percent.
•The Company paid a regular cash dividend of $35.8 million or $0.51 per common share during the third quarter of 2020. On November 3, 2020, the board of directors approved a quarterly cash dividend of $0.52 per common share payable on or about November 24, 2020 to shareholders of record as of November 16, 2020.

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
•Global health concerns including ongoing pandemics or potential for widespread health issues, the future course of a pandemic and the potential for medical advances.
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

Tax-equivalent net interest revenue totaled $274.2 million for the third quarter of 2020 and $282.0 million in the third quarter of 2019. Net purchase accounting discount accretion was $13.3 million in the third quarter of 2020 and $10.9 million in the third quarter of 2019. Table 1 shows the effect on net interest revenue from changes in average balances and interest rates for various types of earning assets and interest-bearing liabilities.

Net interest margin was 2.81 percent for the third quarter of 2020, compared to 3.01 percent for the third quarter of 2019. Loan discount accretion added 14 basis points to net interest margin in the third quarter of 2020 and 12 basis points in the third quarter of 2019. Recent rate cuts in response to the economic environment resulting from the COVID-19 pandemic have compressed the net interest margin. While the company has been proactive in reducing deposit costs and implementing LIBOR floors in loan agreements to support the margin, the continued decline in average LIBOR during the third quarter reduced the yield on both floating-rate loans and securities. Principal cash flows received from maturities of the available-for-sale securities portfolio continue to be reinvested at lower rates. The tax-equivalent yield on earning assets was 3.04 percent, a decrease of 121 basis points compared to the third quarter of 2019. Loan yields decreased 152 basis points to 3.60 percent. This includes a 19 basis point benefit from PPP loan fees. The available for sale securities portfolio yield decreased 49 basis points to 2.11 percent and the yield on trading securities decreased 157 basis points to 1.92 percent. The yield on fair value option securities decreased 87 basis points to 1.92 percent.

Funding costs decreased 137 basis points compared to the third quarter of 2019. The cost of other borrowed funds decreased 200 basis points and the cost of interest-bearing deposits decreased 91 basis points. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 8 basis points for the third quarter of 2020, a decrease of 36 basis points compared to the third quarter of 2019.
Average earning assets for the third quarter of 2020 increased $1.9 billion or 5 percent over the third quarter of 2019. The average balance of available for sale securities, which consists largely of residential and commercial mortgage-backed securities guaranteed by U.S. government agencies, increased $1.8 billion. We purchase securities to supplement earnings and to manage interest rate risk. The majority of this increase occurred in the fourth quarter of 2019 and the first quarter of 2020 in order to reduce our exposure to falling short-term interest rates. Average loans, net of allowance for loan losses, increased $1.5 billion, largely due to the inflow of Paycheck Protection Program ("PPP") loans. Fair vale option securities decreased $1.2 billion. Receivables from unsettled securities sales, primarily related to our U.S. agency residential mortgage-backed trading operations, increased $2.8 billion. Growth in average earning assets and non-interest bearing receivables was primarily funded by an increase in average deposits.

Average deposits increased $8.9 billion compared to the third quarter of 2019. Deposit growth is largely due to the combination of focused deposit gathering initiatives, stimulus-related deposits, and customers retaining elevated balances in the current economic environment. Interest-bearing deposits increased $6.8 billion while demand deposit balances increased $2.2 billion.
Tax-equivalent net interest revenue decreased $6.5 million compared to the second quarter of 2020. Net purchase accounting discount accretion on acquired loans totaled $13.3 million in the third quarter of 2020 and $3.3 million in the second quarter of 2020. We perform an annual reassessment of the performance of certain pooled acquired loans during the third quarter. At September 30, 2020, unamortized loan purchase discount totaled $53 million, $29 million attributed to individual credits and $24 million attributed to loan pools. Amortization of loan purchase discount may be impacted by timing of early payoffs and loan size. PPP loan fee recognition contributed $11.3 million to net interest revenue in the third quarter of 2020 compared to $10.8 million in the prior quarter.

Average earning assets decreased $681 million compared to the second quarter of 2020. Fair value option securities, held as an economic hedge of the changes in fair value of our mortgage servicing rights, decreased $399 million and restricted equity securities decreased $130 million. Residential mortgage loans held for sale decreased $75 million while interest-bearing cash and cash equivalents decreased $67 million. Average loan balances remained largely unchanged. Available for sale securities increased $101 million. Average interest-bearing deposits grew by $1.5 billion, primarily due to interest-bearing transaction deposits. Funds purchased and repurchase agreements decreased $3.0 billion and other borrowings decreased $145 million.
Net interest margin was 2.81 percent compared to 2.83 percent in the second quarter of 2020. Excluding discount accretion on acquired loans, net interest margin was 2.67 percent compared to 2.80 percent in the prior quarter.
The yield on average earning assets was 3.04 percent, an 8 basis point decrease from the prior quarter. The yield on the available for sale securities portfolio decreased 18 basis points to 2.11 percent and the loan portfolio yield decreased 3 basis points to 3.60 percent. Excluding loan discount accretion, the yield on average earning assets was 2.91 percent, down 18 basis points and the loan portfolio yield was 3.38 percent, down 20 basis points from the previous quarter. The yield on fair value option securities decreased 8 basis points to 1.92 percent.
Funding costs were 0.31 percent, down 6 basis points. The cost of interest-bearing deposits decreased 8 basis points to 0.26 percent. The cost of other borrowed funds was down 1 basis point to 0.31 percent. The benefit to net interest margin from assets funded by non-interest liabilities was 8 basis points for the third quarter of 2020, consistent with the prior quarter.
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

Table 1 -- Volume/Rate Analysis
(In thousands)

	Three Months Ended Sept. 30, 2020 / 2019			Nine Months Ended Sept. 30, 2020 / 2019
		Change Due To1			Change Due To1
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$(2,883)	$165	$(3,048)	$(7,207)	$1,231	$(8,438)
Trading securities	(5,780)	1,102	(6,882)	(16,851)	(130)	(16,721)
Investment securities	(293)	(527)	234	(1,228)	(1,753)	525
Available for sale securities	(5,207)	8,580	(13,787)	16,110	41,417	(25,307)
Fair value option securities	(8,722)	(6,616)	(2,106)	(5,644)	(301)	(5,343)
Restricted equity securities	(6,645)	(5,000)	(1,645)	(11,732)	(7,849)	(3,883)
Residential mortgage loans held for sale	(306)	67	(373)	(460)	659	(1,119)
Loans	(71,191)	18,145	(89,336)	(186,253)	46,076	(232,329)
Total tax-equivalent interest revenue	(101,027)	15,916	(116,943)	(213,265)	79,350	(292,615)
Interest expense:
Transaction deposits	(27,514)	10,248	(37,762)	(42,580)	28,638	(71,218)
Savings deposits	(102)	38	(140)	(225)	76	(301)
Time deposits	(4,643)	(31)	(4,612)	(6,150)	1,438	(7,588)
Funds purchased and repurchase agreements	(14,532)	(901)	(13,631)	(22,712)	16,153	(38,865)
Other borrowings	(45,993)	(17,099)	(28,894)	(108,246)	(40,420)	(67,826)
Subordinated debentures	(418)	(4)	(414)	(792)	4	(796)
Total interest expense	(93,202)	(7,749)	(85,453)	(180,705)	5,889	(186,594)
Tax-equivalent net interest revenue	(7,825)	23,665	(31,490)	(32,560)	73,461	(106,021)
Change in tax-equivalent adjustment	(479)			(1,144)
Net interest revenue	$(7,346)			$(31,416)
1    Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $234.2 million for the third quarter of 2020, a $47.7 million increase over the third quarter of 2019 and a $1.5 million increase over the second quarter of 2020. Lower mortgage interest rates have positively affected both our brokerage and trading and mortgage banking revenue, leading to increases of $25.7 million and $21.8 million, respectively, over the third quarter of 2019.

Table 2 – Other Operating Revenue
(In thousands)

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended June 30, 2020	Increase (Decrease)	% Increase (Decrease)
	2020	2019
Brokerage and trading revenue	$69,526	$43,840	$25,686	59%	$62,022	$7,504	12%
Transaction card revenue	23,465	22,015	1,450	7%	22,940	525	2%
Fiduciary and asset management revenue	39,931	43,621	(3,690)	(8)%	41,257	(1,326)	(3)%
Deposit service charges and fees	24,286	28,837	(4,551)	(16)%	22,046	2,240	10%
Mortgage banking revenue	51,959	30,180	21,779	72%	53,936	(1,977)	(4)%
Other revenue	13,698	17,626	(3,928)	(22)%	11,479	2,219	19%
Total fees and commissions revenue	222,865	186,119	36,746	20%	213,680	9,185	4%
Other gains, net	6,265	4,544	1,721	N/A	6,768	(503)	N/A
Gain on derivatives, net	2,354	3,778	(1,424)	N/A	21,885	(19,531)	N/A
Gain (loss) on fair value option securities, net	(754)	4,597	(5,351)	N/A	(14,459)	13,705	N/A
Change in fair value of mortgage servicing rights	3,441	(12,593)	16,034	N/A	(761)	4,202	N/A
Gain (loss) on available for sale securities, net	(12)	5	(17)	N/A	5,580	(5,592)	N/A
Total other operating revenue	$234,159	$186,450	$47,709	26%	$232,693	$1,466	1%

Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 45 percent of total revenue for the third quarter of 2020, excluding provision for credit losses and gains and losses on other assets, securities and derivatives and the change in the fair value of mortgage servicing rights. We believe that a variety of fee revenue sources provides an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. As an example of this strength, many of the economic factors such as rising interest rates resulting in a decline in mortgage related trading activities and mortgage production volumes, may also increase net interest revenue or fiduciary and asset management revenue. We expect growth in other operating revenue to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, including the recent impact of the COVID-19 pandemic, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and Trading Revenue

Brokerage and trading revenue, which includes revenues from trading, customer hedging, retail brokerage and investment banking, increased $25.7 million or 59 percent compared to the third quarter of 2019.

Trading revenue includes net realized and unrealized gains and losses primarily related to sales of residential mortgage-backed securities guaranteed by U.S. government agencies and related derivative instruments that enable our mortgage-banking customers to manage their market risk. Trading revenue also includes net realized and unrealized gains and losses on municipal securities, asset-backed securities and other financial instruments that we sell to institutional customers, along with changes in the fair value of financial instruments we hold as economic hedges against market risk of our trading securities. Trading revenue was $46.9 million for the third quarter of 2020, a $22.8 million or 95 percent increase compared to the third quarter of 2019. Industry-wide mortgage loan production has increased in 2020 driven by lower rates as the Federal Reserve stepped in to provide market stability. We increased our bond trading pipeline to provide greater liquidity to the housing market during a time of record loan production volumes.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue totaled $8.6 million for the third quarter of 2020, a $4.0 million or 85 percent increase compared to the third quarter of 2019 as energy customers increased hedging activity in the volatile environment.
Brokerage and trading revenue increased $7.5 million compared to the previous quarter. Trading revenue grew $3.0 million. The low mortgage interest rate environment continues to drive our U.S. agency mortgage-backed securities trading activity. Customer hedging revenue also increased $2.4 million as energy customers increased hedging activities. Investment banking revenue also grew by $1.8 million largely due to loan syndication activity.

Fiduciary and Asset Management Revenue

Fiduciary and asset management revenue is earned through managing or holding of assets for customers and executing transactions or providing related services. Approximately 90 percent of fiduciary and asset management revenue is primarily based on the fair value of assets. Rates applied to asset values vary based on the nature of the relationship. Fiduciary relationships and managed asset relationships generally have higher fee rates than non-fiduciary and/or managed relationships. Fiduciary and asset management revenue decreased $3.7 million or 8 percent compared to the third quarter of 2019. The decrease is largely due to the decline in mutual fund fees combined with the addition of approximately $1.7 million in fee waivers as a result of the significant decline in interest rates. We have voluntarily waived certain administration fees in the third quarter of 2020 on the Cavanal Hill money market funds in order to maintain positive yields on these funds in the current low short-term interest rate environment. Fiduciary and asset management revenue decreased $1.3 million compared to the second quarter of 2020, primarily due to a decrease in seasonal tax preparation fees earned in the second quarter. A distribution of assets under management or administration and related fiduciary and asset management revenue follows:

Table 3 -- Assets Under Management or Administration
(In thousands)

	Three Months Ended
	September 30, 2020			September 30, 2019			June 30, 2020
	Balance	Revenue[1]	Margin[2]	Balance	Revenue[1]	Margin[2]	Balance	Revenue[1]	Margin[2]
Managed fiduciary assets:
Personal	$10,242,506	$22,990	0.90%	$8,513,380	$23,619	1.11%	$9,786,686	$23,826	0.97%
Institutional	14,210,768	7,479	0.21%	14,796,223	5,846	0.16%	13,568,898	6,872	0.20%
Total managed fiduciary assets	24,453,274	30,469	0.50%	23,309,603	29,465	0.51%	23,355,584	30,698	0.53%

Non-managed assets:
Fiduciary	28,482,372	9,016	0.13%	25,950,094	13,910	0.21%	27,205,000	10,142	0.15%
Non-fiduciary	12,746,853	446	0.01%	15,133,544	246	0.01%	12,831,130	417	0.01%
Safekeeping and brokerage assets under administration	16,737,433	—	—%	16,403,708	—	—%	16,060,788	—	—%
Total non-managed assets	57,966,658	9,462	0.07%	57,487,346	14,156	0.10%	56,096,918	10,559	0.08%

Total assets under management or administration	$82,419,932	$39,931	0.19%	$80,796,949	$43,621	0.22%	$79,452,502	$41,257	0.21%
1    Fiduciary and asset management revenue includes asset-based and other fees associated with the assets.
2    Annualized revenue divided by period-end balance.

A summary of changes in assets under management or administration for the three months ended September 30, 2020 and 2019 follows:

Table 4 -- Changes in Assets Under Management or Administration
(In thousands)

	Three Months Ended September 30,
	2020	2019
Beginning balance	$79,452,502	$81,774,602
Net inflows (outflows)	287,132	(1,230,466)
Net change in fair value	2,680,298	252,813
Ending balance	$82,419,932	$80,796,949

Mortgage Banking Revenue

Mortgage banking revenue increased $21.8 million or 72 percent compared to the third quarter of 2019. Mortgage loan production volumes increased $134 million or 15 percent as average primary mortgage interest rates have decreased. The gain on sale margin increased 216 basis points to 3.67 percent in the third quarter of 2020. A rapid decrease in interest rates has led to increased application demand and industry-wide capacity constraints.

Mortgage banking revenue decreased $2.0 million or 4 percent compared to the second quarter of 2020, primarily due to a reduction of mortgage servicing revenue. During the second quarter of 2020, we completed a sale of mortgage servicing rights on $1.6 billion of unpaid principal balance, primarily related to loans guaranteed by the Veteran's Administration.

Table 5 – Mortgage Banking Revenue
(In thousands)

	Three Months Ended September 30,		Increase (Decrease)		% Increase (Decrease)	Three Months Ended June 30, 2020	Increase (Decrease)		% Increase (Decrease)
	2020	2019
Mortgage production revenue	$38,431	$13,814	$24,617		178%	$39,185	$(754)		(2)%

Mortgage loans funded for sale	$1,032,472	$877,280				$1,184,249
Add: Current period end outstanding commitments	560,493	379,377				546,304
Less: Prior period end outstanding commitments	546,304	344,087				657,570
Total mortgage production volume	$1,046,661	$912,570	$134,091		15%	$1,072,983	$(26,322)		(2)%

Mortgage loan refinances to mortgage loans funded for sale	54%	56%	(200)	bps		71%	(1,700)	bps
Gains on sale margin	3.67%	1.51%	216	bps		3.65%	2	bps
Primary mortgage interest rates:
Average	2.95%	3.66%	(71)	bps		3.24%	(29)	bps
Period end	2.90%	3.64%	(74)	bps		3.13%	(23)	bps

Mortgage servicing revenue	$13,528	$16,366	$(2,838)		(17)%	$14,751	$(1,223)		(8)%
Average outstanding principal balance of mortgage loans serviced for others	17,434,215	21,172,874	(3,738,659)		(18)%	19,319,872	(1,885,657)		(10)%

Average mortgage servicing revenue rates	0.31%	0.31%	—	bp		0.31%	—	bp

Primary rates disclosed in Table 5 above represent rates generally available to borrowers on 30 year conforming mortgage loans.

Deposit Service Charges and Fees

Deposit service charges and fees decreased $4.6 million compared to the third quarter of 2019. During these uncertain times, we proactively waived certain fees. In addition, the pandemic has resulted in customers retaining cash and not maintaining the usual level of spending, which has decreased overdraft fees compared to the prior year. Deposit service charges increased $2.2 million compared to the second quarter. As many "Stay at Home" orders have been lifted and customer activity starts to return to normal, we have seen service charges increase.

As discussed in the Market Risk section following, the fair value of our mortgage servicing rights ("MSRs") changes in response to changes in primary mortgage loan rates and other assumptions. We attempt to mitigate the earnings volatility caused by changes in the fair value of MSRs by designating certain financial instruments as an economic hedge. Changes in the fair value of these instruments are generally expected to partially offset changes in the fair value of MSRs. In the second quarter of 2020, we completed a sale of mortgage servicing rights on $1.6 billion of unpaid principal balance, primarily related to loans guaranteed by the Veteran's Administration. This sale was completed to reduce exposure to out of footprint MSRs with higher credit risk where no other relationships with the borrower exist. Interest rate movements between the date we established the transaction price and the closing date of the sale produced positive results in the second quarter.

Table 6 - Gain (Loss) on Mortgage Servicing Rights
(In thousands)

	Three Months Ended
	Sept. 30, 2020	June 30, 2020	Sept. 30, 2019
Gain on mortgage hedge derivative contracts, net	$2,295	$21,815	$3,742
Gain (loss) on fair value option securities, net	(754)	(14,459)	4,597
Gain on economic hedge of mortgage servicing rights, net	1,541	7,356	8,339
Gain (loss) on change in fair value of mortgage servicing rights	3,441	(761)	(12,593)
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges included in other operating revenue	4,982	6,595	(4,254)
Net interest revenue on fair value option securities[1]	1,565	2,702	1,245
Total economic benefit (cost) of changes in the fair value of mortgage servicing rights, net of economic hedges	$6,547	$9,297	$(3,009)
1    Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Other Operating Expense

Other operating expense for the third quarter of 2020 totaled $301.3 million, an increase of $22.0 million compared to the third quarter of 2019 and $5.9 million compared to the second quarter of 2020.

Table 7 – Other Operating Expense
(In thousands)

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended June 30, 2020	Increase (Decrease)	% Increase (Decrease)
	2020	2019
Regular compensation	$96,703	$97,014	$(311)	—%	$99,267	$(2,564)	(3)%
Incentive compensation:
Cash-based	50,326	38,316	12,010	31%	47,209	3,117	7%
Share-based	8,754	3,471	5,283	152%	2,815	5,939	(211)%
Deferred compensation	2,450	1,124	1,326	N/A	5,932	(3,482)	N/A
Total incentive compensation	61,530	42,911	18,619	43%	55,956	5,574	10%
Employee benefits	21,627	22,648	(1,021)	(5)%	21,012	615	3%
Total personnel expense	179,860	162,573	17,287	11%	176,235	3,625	2%
Business promotion	2,633	8,859	(6,226)	(70)%	1,935	698	36%
Charitable contributions to BOKF Foundation	—	—	—	N/A	3,000	(3,000)	N/A
Professional fees and services	14,074	12,312	1,762	14%	12,161	1,913	16%
Net occupancy and equipment	28,111	27,558	553	2%	30,675	(2,564)	(8)%
Insurance	5,848	4,220	1,628	39%	5,156	692	13%
Data processing and communications	34,751	31,915	2,836	9%	32,942	1,809	5%
Printing, postage and supplies	3,482	3,825	(343)	(9)%	3,502	(20)	(1)%
Net losses and operating expenses of repossessed assets	6,244	1,728	4,516	261%	1,766	4,478	254%
Amortization of intangible assets	5,071	5,064	7	—%	5,190	(119)	(2)%
Mortgage banking costs	15,803	14,975	828	6%	15,598	205	1%
Other expense	5,388	6,263	(875)	(14)%	7,227	(1,839)	(25)%
Total other operating expense	$301,265	$279,292	$21,973	8%	$295,387	$5,878	2%

Average number of employees (full-time equivalent)	4,926	5,101	(175)	(3)%	5,037	(111)	(2)%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense

Personnel expense increased $17.3 million compared to the third quarter of 2019. Incentive compensation increased $18.6 million. Cash based incentive compensation increased $12.0 million, largely due to increased U.S. agency residential mortgage-backed securities and related derivative trading activity. Stock based compensation increased $5.3 million due to changes related to vesting assumptions regarding the Company's earnings per share growth relative to a defined peer group.
Personnel expense increased $3.6 million compared the second quarter of 2020. Stock based incentive compensation increased $5.9 million due to changes related to vesting assumptions regarding the Company's earnings per share growth relative to a defined peer group. Cash based incentive compensation increased $3.1 million, primarily due to increased trading activity. Deferred compensation, which is largely offset by a decrease in the value of related investments included in Other gains (losses), net, decreased $3.5 million. Regular compensation decreased $2.6 million, primarily related to unfilled positions due to attrition. We have managed personnel costs by challenging the need to fill open positions and add new positions.

Non-personnel operating expense

Non-personnel operating expense increased $4.7 million over the third quarter of 2019. Net losses and expenses on repossessed assets increased $4.5 million due to write-downs on a set of oil and gas properties and a retail commercial real estate property. Data processing and communications expense increased $2.8 million, primarily due to investments in technology. Professional fees increased $1.8 million and insurance expense increased $1.6 million. These increases were partially offset by a decrease of $6.2 million in business promotion expense, largely related to the pandemic.
Non-personnel expense increased $2.3 million over the second quarter of 2020. Net losses and expenses of repossessed assets increased $4.5 million, largely due to write-downs of two properties. Professional fees and services expense increased $1.9 million and data processing and communications expense increased $1.8 million. Occupancy and equipment expense decreased $2.6 million, primarily related to impairment charges incurred in the second quarter and other expense decreased $1.8 million. We also made a charitable contribution of $3.0 million to the BOKF Foundation in the second quarter.
Income Taxes

The effective tax rate was 24.7 percent for the third quarter of 2020, 18.6 percent for the third quarter of 2019 and 19.7 percent for the second quarter of 2020. An increase in forecasted pre-tax income for 2020 and the completion of 2019 tax returns drove the increase in effective tax rate for the third quarter of 2020. The effective tax rate excluding these items was 21.7 percent.
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

As shown in Table 8, net income attributable to our lines of business decreased $8.3 million compared to the third quarter of 2019. Net interest revenue decreased by $44.4 million compared to the prior year, primarily due to decreases in the short-term interest rate related to a 225 basis point reduction in the federal funds rate by the Federal Reserve since the middle of 2019. Net charge-offs increased $11.3 million compared to the third quarter of 2019. Other operating revenue increased by $41.8 million led by our brokerage and trading and mortgage banking businesses. Operating expense increased $9.1 million compared to the third quarter of 2019, largely due to increased incentive compensation related to trading activities.

Net interest revenue decreased $5.2 million compared to the second quarter of 2020, largely due to the effects of recent rate cuts by the Federal Reserve. Other operating revenue increased $9.2 million, led by an increase in brokerage and trading revenue. Other operating expense increased $7.1 million. Net income attributed to Funds Management and other was affected by the provision for expected credit losses in excess of net charge-offs of $121.2 million in the second quarter of 2020. The remaining increase in funds management in the third quarter of 2020 is due to a lower deposit funding credit to the lines of business caused by reductions in short-term interest rates.

Table 8 -- Net Income by Line of Business
(In thousands)

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended June 30, 2020	Increase (Decrease)	% Increase (Decrease)
	2020	2019
Commercial Banking	$75,097	$100,986	$(25,889)	(26)%	$80,992	$(5,895)	(7)%
Consumer Banking	26,256	16,640	9,616	58%	31,900	(5,644)	(18)%
Wealth Management	31,212	23,206	8,006	34%	33,394	(2,182)	(7)%
Subtotal	132,565	140,832	(8,267)	(6)%	146,286	(13,721)	(9)%
Funds Management and other	21,469	1,399	20,070	N/A	(81,593)	103,062	N/A
Total	$154,034	$142,231	$11,803	8%	$64,693	$89,341	138%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Commercial Banking

Commercial Banking contributed $75.1 million to consolidated net income in the third quarter of 2020, a decrease of $25.9 million or 26 percent compared to the third quarter of 2019.

Table 9 -- Commercial Banking
(Dollars in thousands)

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended June 30, 2020	Increase (Decrease)	% Increase (Decrease)
	2020	2019
Net interest revenue from external sources	$173,248	$243,944	$(70,696)	(29)%	$174,314	$(1,066)	(1)%
Net interest expense from internal sources	(23,302)	(64,984)	41,682	(64)%	(29,205)	5,903	(20)%
Total net interest revenue	149,946	178,960	(29,014)	(16)%	145,109	4,837	3%
Net loans charged off	22,599	9,505	13,094	138%	13,762	8,837	64%
Net interest revenue after net loans charged off	127,347	169,455	(42,108)	(25)%	131,347	(4,000)	(3)%

Fees and commissions revenue	50,085	46,159	3,926	9%	46,515	3,570	8%
Other gains, net	1,936	2,673	(737)	N/A	1,383	553	N/A
Other operating revenue	52,021	48,832	3,189	7%	47,898	4,123	9%

Personnel expense	40,963	44,040	(3,077)	(7)%	39,873	1,090	3%
Non-personnel expense	25,883	25,087	796	3%	23,060	2,823	12%
Other operating expense	66,846	69,127	(2,281)	(3)%	62,933	3,913	6%

Net direct contribution	112,522	149,160	(36,638)	(25)%	116,312	(3,790)	(3)%
Gain on financial instruments, net	38	28	10	N/A	48	(10)	N/A
Gain (loss) on repossessed assets, net	(4,332)	802	(5,134)	N/A	191	(4,523)	N/A
Corporate expense allocations	5,172	11,772	(6,600)	(56)%	5,437	(265)	(5)%
Income before taxes	103,056	138,218	(35,162)	(25)%	111,114	(8,058)	(7)%
Federal and state income tax	27,959	37,232	(9,273)	(25)%	30,122	(2,163)	(7)%
Net income	$75,097	$100,986	$(25,889)	(26)%	$80,992	$(5,895)	(7)%

Average assets	$28,000,183	$23,973,925	$4,026,258	17%	$27,575,652	$424,531	2%
Average loans	18,677,401	19,226,347	(548,946)	(3)%	19,262,827	(585,426)	(3)%
Average deposits	15,375,450	10,833,057	4,542,393	42%	14,599,225	776,225	5%
Average invested capital	2,249,075	2,217,828	31,247	1%	2,230,707	18,368	1%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Net interest revenue decreased $29.0 million compared to the third quarter of 2019. Net interest revenue decreased due to lower deposit related net interest revenue as the value of deposits was impacted by falling interest rates. Net loans charged-off increased $13.1 million.

Fees and commissions revenue increased $3.9 million or 9 percent largely due to an increase in customer energy hedging revenue as customers increased hedges due to the volatile price environment. Operating expenses decreased $2.3 million or 3 percent, primarily due to a decrease in incentive compensation expense. Corporate expense allocations decreased $6.6 million or 56 percent compared to the prior year.

The average outstanding balance of loans attributed to Commercial Banking decreased $549 million or 3 percent compared to the third quarter of 2019 to $18.7 billion. See the Loans section of Management’s Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans, which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking were $15.4 billion for the third quarter of 2020, a $4.5 billion or 42 percent increase over the third quarter of 2019. Continued deposit growth is primarily due to higher balance retention by customers in the current economic environment. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of change.

Net interest revenue increased $4.8 million or 3 percent compared to the second quarter of 2020, including higher discount accretion. Fees and commissions revenue increased $3.6 million, led by an increase in customer energy hedging revenue and increased syndication activity. Operating expense increased $3.9 million or 6 percent compared to the second quarter of 2020, primarily due to incentive compensation costs and deposit insurance expense. Net losses and expenses of repossessed assets also increased $4.5 million due to impairment of a set of oil and gas properties and a retail commercial real estate property.

Average loan balances decreased $585 million or 3 percent and average customer deposits increased $776 million or 5 percent over the second quarter of 2020.

Consumer Banking

Consumer Banking provides retail banking services through four primary distribution channels: traditional branches, the 24-hour ExpressBank call center, Internet banking and mobile banking. Consumer Banking also conducts mortgage banking activities through offices located outside of our Consumer Banking markets.

Consumer Banking contributed $26.3 million to consolidated net income for the third quarter of 2020, an increase of $9.6 million over the third quarter of 2019. Improved performance by Consumer Banking was largely due to the effect of lower mortgage interest rates, which has increased mortgage banking activity and related revenue.

Table 10 -- Consumer Banking
(Dollars in thousands)

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended June 30, 2020	Increase (Decrease)	% Increase (Decrease)
	2020	2019
Net interest revenue from external sources	$15,821	$27,580	$(11,759)	(43)%	$18,795	$(2,974)	(16)%
Net interest revenue from internal sources	17,309	20,882	(3,573)	(17)%	20,475	(3,166)	(15)%
Total net interest revenue	33,130	48,462	(15,332)	(32)%	39,270	(6,140)	(16)%
Net loans charged off	79	1,841	(1,762)	(96)%	535	(456)	(85)%
Net interest revenue after net loans charged off	33,051	46,621	(13,570)	(29)%	38,735	(5,684)	(15)%

Fees and commissions revenue	67,974	51,461	16,513	32%	67,192	782	1%
Other losses, net	(166)	(240)	74	N/A	—	(166)	N/A
Other operating revenue	67,808	51,221	16,587	32%	67,192	616	1%

Personnel expense	23,271	23,665	(394)	(2)%	23,821	(550)	(2)%
Non-personnel expense	36,568	36,034	534	1%	35,115	1,453	4%
Total other operating expense	59,839	59,699	140	—%	58,936	903	2%

Net direct contribution	41,020	38,143	2,877	8%	46,991	(5,971)	(13)%
Gain on financial instruments, net	1,540	8,339	(6,799)	N/A	7,356	(5,816)	N/A
Change in fair value of mortgage servicing rights	3,441	(12,593)	16,034	N/A	(761)	4,202	N/A
Gain on repossessed assets, net	41	214	(173)	N/A	27	14	N/A
Corporate expense allocations	10,812	11,776	(964)	(8)%	10,812	—	—%
Income before taxes	35,230	22,327	12,903	58%	42,801	(7,571)	(18)%
Federal and state income tax	8,974	5,687	3,287	58%	10,901	(1,927)	(18)%
Net income	$26,256	$16,640	$9,616	58%	$31,900	$(5,644)	(18)%

Average assets	$9,898,119	$9,827,130	$70,989	1%	$9,920,005	$(21,886)	—%
Average loans	1,825,865	1,773,831	52,034	3%	1,679,164	146,701	9%
Average deposits	7,940,973	6,983,018	957,955	14%	7,587,246	353,727	5%
Average invested capital	263,299	288,216	(24,917)	(9)%	258,558	4,741	2%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Net interest revenue from Consumer Banking activities declined by $15.3 million or 32 percent compared to the third quarter of 2019, primarily due to a decrease in the yield on deposits sold to our Funds Management unit and compressed loans spreads. Average consumer deposits grew $958 million over the third quarter of 2019 with demand deposit balances increasing $629 million or 28 percent.

Fees and commissions revenue increased $16.5 million or 32 percent over the third quarter of 2019. Lower mortgage interest rates increased mortgage loan origination volumes. Mortgage production volume increased $134 million or 15 percent and gain on sale margin increased 216 basis points due to industry-wide capacity constraints. Deposit service charges decreased $4.9 million. During these uncertain times, we proactively waived certain fees. In addition, the pandemic has resulted in customers retaining cash and not maintaining the usual level of spending, which has decreased overdraft fees compared to the prior year. Operating expense was relatively consistent with the third quarter of 2019. Increases in occupancy and equipment expense and mortgage banking costs were offset by a decrease in business promotion expense. Corporate expense allocations were $964 thousand or 8 percent lower than the prior year.

Changes in the fair value of mortgage servicing rights, net of economic hedges, increased pre-tax net income for the third quarter of 2020 by $5.0 million compared to a $4.3 million decrease in pre-tax net income in the third quarter of 2019.

Net interest revenue from Consumer Banking activities decreased $6.1 million or 16 percent compared to the second quarter of 2020, largely due to lower yields on deposits sold to our Funds Management unit and compressed loan spreads. Operating revenue was relatively consistent with the second quarter of 2020. An increase in deposit service charges was mostly offset by a decrease in mortgage servicing revenue. Operating expenses were also largely unchanged compared to the previous quarter.

Average consumer loans increased $147 million or 9 percent. Average deposits increased $354 million or 5 percent.

Wealth Management

Wealth Management contributed $31.2 million to consolidated net income in the third quarter of 2020, an increase of $8.0 million or 34 percent compared to the third quarter of 2019. Increased fees and commissions revenue, primarily from U.S. agency residential mortgage-backed securities and related derivatives trading, was partially offset by related incentive compensation costs.

Table 11 -- Wealth Management
(Dollars in thousands)

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended June 30, 2020	Increase (Decrease)	% Increase (Decrease)
	2020	2019
Net interest revenue from external sources	$34,098	$12,343	$21,755	176%	$34,359	$(261)	(1)%
Net interest revenue from internal sources	(11,113)	10,723	(21,836)	(204)%	(7,479)	(3,634)	49%
Total net interest revenue	22,985	23,066	(81)	—%	26,880	(3,895)	(14)%
Net loans charged off (recovered)	(51)	(42)	(9)	21%	(89)	38	(43)%
Net interest revenue after net loans charged off (recovered)	23,036	23,108	(72)	—%	26,969	(3,933)	(15)%

Fees and commissions revenue	111,655	89,422	22,233	25%	106,757	4,898	5%
Other gains (losses), net	(503)	(262)	(241)	N/A	(83)	(420)	N/A
Other operating revenue	111,152	89,160	21,992	25%	106,674	4,478	4%

Personnel expense	62,508	52,316	10,192	19%	61,909	599	1%
Non-personnel expense	20,360	19,303	1,057	5%	18,658	1,702	9%
Other operating expense	82,868	71,619	11,249	16%	80,567	2,301	3%

Net direct contribution	51,320	40,649	10,671	26%	53,076	(1,756)	(3)%
Corporate expense allocations	9,397	9,416	(19)	—%	8,204	1,193	15%
Income before taxes	41,923	31,233	10,690	34%	44,872	(2,949)	(7)%
Federal and state income tax	10,711	8,027	2,684	33%	11,478	(767)	(7)%
Net income	$31,212	$23,206	$8,006	34%	$33,394	$(2,182)	(7)%

Average assets	$16,206,522	$10,391,225	$5,815,297	56%	$15,721,452	$485,070	3%
Average loans	1,777,008	1,671,102	105,906	6%	1,709,363	67,645	4%
Average deposits	9,090,116	6,590,332	2,499,784	38%	8,385,681	704,435	8%
Average invested capital	299,217	279,782	19,435	7%	295,245	3,972	1%

Net interest revenue was largely unchanged compared to the third quarter of 2019. Increased net interest revenue related to growth in trading activity was offset by a reduction in the value of deposits sold to our Funds Management unit. Average loans attributed to the Wealth Management segment increased $106 million or 6 percent. Average deposits increased $2.5 billion or 38 percent, largely due to core growth as customers are retaining higher balances in the current economic environment.

Fees and commissions revenue increased $22.2 million or 25 percent over the third quarter of 2019. Brokerage and trading revenue increased $21.6 million due to increased trading activity as a result of lower mortgage interest rates. We increased our trading pipeline for U.S. agency mortgage-backed securities to provide greater liquidity to the housing market during a time of record volumes. Average trading assets, which includes trading securities inventory and receivables from unsettled securities sales, were $6.2 billion for the third quarter of 2020 compared to $3.4 billion for the third quarter of 2019. Fiduciary and asset management revenue decreased $3.7 million related to a combination of lower mutual fund fees and waived fees. Operating expense increased $11.2 million or 16 percent compared to the third quarter of 2019, primarily related to incentive compensation expense on higher trading activity. Corporate expense allocations were relatively consistent compared to the prior year.

Net income for Wealth Management decreased $2.2 million or 7 percent compared to the second quarter of 2020.

Net interest revenue decreased $3.9 million due to lower yields on trading securities and deposits sold to our Funds Management unit. Brokerage and trading revenue increased $4.0 million. Increases in trading revenue of $3.0 million and other revenue of $2.3 million were partially offset by a decrease in fiduciary and asset management revenue. We continue to maintain an increased trading pipeline to provide greater liquidity to the housing market during this time of low interest rates.

Average loans maintained at $1.8 billion and average deposits increased $704 million or 8 percent to $9.1 billion.
Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the Consolidated Financial Statements for the composition of the securities portfolio as of September 30, 2020 and December 31, 2019.

We hold an inventory of trading securities in support of sales to a variety of customers, including banks, corporations, insurance companies, money managers and others. Trading securities increased $1.0 billion to $2.2 billion during the third quarter of 2020. As discussed in the Market Risk section of this report, trading activities involve risk of loss from adverse price movement. We mitigate this risk within board-approved limits through the use of derivative contracts, short-sales and other techniques. These limits remain relatively unchanged from levels set before our expanded trading activities.

At September 30, 2020, the carrying value of investment (held-to-maturity) securities was $256 million, including a $739 thousand allowance for expected credit losses compared to $268 million at June 30, 2020 with a $1.6 million allowance for expected credit losses. The fair value of investment securities was $285 million at September 30, 2020 and $296 million at June 30, 2020. Investment securities consist primarily of residential mortgage-backed securities issued by U.S. government agencies, long-term, fixed rate Oklahoma and Texas municipal bonds, and taxable Texas school construction bonds.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $12.3 billion at September 30, 2020, a $348 million increase compared to June 30, 2020. At September 30, 2020, the available for sale securities portfolio consisted primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Both residential and commercial mortgage-backed securities have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined residential mortgage-backed securities portfolio held in investment and available for sale securities at September 30, 2020 is 2.3 years. Management estimates the duration extends to 3.8 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 2.1 years assuming a 100 basis point decline in the current low rate environment.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $23.8 billion at September 30, 2020, a $353 million decrease compared to June 30, 2020, primarily due to paydowns in the commercial portfolio.

Table 12 -- Loans
(In thousands)

	Sept. 30, 2020	June 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019
Commercial:
Energy	$3,717,101	$3,974,174	$4,111,676	$3,973,377	$4,114,269
Services	3,545,825	3,779,881	3,955,748	3,832,031	4,011,089
Healthcare	3,325,790	3,289,343	3,165,096	3,033,916	3,032,968
General business	2,976,990	3,115,112	3,563,455	3,192,326	3,266,299
Total commercial	13,565,706	14,158,510	14,795,975	14,031,650	14,424,625

Commercial real estate:
Multifamily	1,387,461	1,407,107	1,282,457	1,265,562	1,324,839
Office	1,099,563	973,995	962,004	928,379	1,014,275
Retail	786,211	780,467	774,198	775,521	799,169
Industrial	792,389	723,005	728,026	856,117	873,536
Residential construction and land development	121,258	136,911	138,958	150,879	135,361
Other commercial real estate	506,818	532,659	564,442	457,325	478,877
Total commercial real estate	4,693,700	4,554,144	4,450,085	4,433,783	4,626,057

Paycheck protection program	2,097,325	2,081,428	—	—	—

Loans to individuals:
Residential mortgage	1,849,144	1,813,442	1,844,555	1,886,378	1,925,539
Residential mortgage guaranteed by U.S. government agencies	384,247	322,269	197,889	197,794	191,764
Personal	1,213,178	1,226,097	1,175,466	1,201,382	1,117,382
Total loans to individuals	3,446,569	3,361,808	3,217,910	3,285,554	3,234,685

Total	$23,803,300	$24,155,890	$22,463,970	$21,750,987	$22,285,367

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

Commercial loans totaled $13.6 billion or 57 percent of the loan portfolio at September 30, 2020, a $593 million decrease compared to June 30, 2020, primarily due to continued paydowns in the third quarter.

Approximately 78 percent of loans in this segment are located within our geographic footprint, based on collateral location. Loans for which the collateral location is less relevant, such as unsecured loans and reserve-based energy loans are categorized by the borrower's primary operating location. The largest concentration of loans in this segment outside of our footprint is California, totaling 4 percent of the segment.

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

Outstanding energy loans totaled $3.7 billion or 16 percent of total loans at September 30, 2020, a $257 million decrease compared to June 30, 2020. Approximately $2.8 billion of energy loans were to oil and gas producers, down $236 million compared to June 30, 2020. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. Approximately 67 percent of the committed production loans are secured by properties primarily producing oil and 33 percent of the committed production loans are secured by properties primarily producing natural gas.

Loans to midstream oil and gas companies totaled $711 million at September 30, 2020, up $23 million over June 30, 2020. Loans to borrowers that provide services to the energy industry totaled $113 million at September 30, 2020, down $29 million. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales, totaled $48 million, a $15 million decrease compared to the prior quarter.

Unfunded energy loan commitments were $2.3 billion at September 30, 2020, a $214 million decrease compared to June 30, 2020, and a $660 million decrease compared to December 31, 2019, largely as a result of the semi-annual borrowing base redetermination process in the second quarter.

The healthcare sector of the loan portfolio totaled $3.3 billion or 14 percent of total loans. Healthcare loans increased $36 million over June 30, 2020, primarily due to growth in loans to senior housing and care facilities. Healthcare sector loans consist primarily of loans for the development and operation of senior housing and care facilities, including independent living, assisted living and skilled nursing. Generally we loan to borrowers with a portfolio of multiple facilities that serves to help diversify risks specific to a single facility. Healthcare also includes loans to hospitals and other medical service providers impacted by a deferral of elective procedures. The CARES Act includes multiple revenue enhancement measures for both hospitals and skilled nursing facilities as they manage through the risks of the virus.
The services sector of the loan portfolio decreased $234 million to $3.5 billion or 15 percent of total loans. Service sector loans consist of a large number of loans to a variety of businesses, including Native American tribal and state and local governments, Native American tribal casino operations, educational services, foundations and not-for-profit organizations and specialty trade contractors. Approximately $1.9 billion of the services category is made up of loans with individual balances of less than $10 million. Services sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

General business loans decreased $138 million to $3.0 billion or 13 percent of total loans. General business loans primarily consist of $1.7 billion of wholesale/retail loans and $748 million of loans from other commercial industries.

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

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $100 million and with three or more non-affiliated banks as participants. At September 30, 2020, the outstanding principal balance of these loans totaled $4.2 billion, including $1.9 billion of energy loans. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 19 percent of our shared national credits, based on dollars committed. We hold shared national credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

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

The commercial real estate loan balance as a percentage of our total loan portfolio has ranged from 19 percent to 22 percent over the past five years. The outstanding balance of commercial real estate loans increased $140 million over June 30, 2020. Continued friction in the permanent financing market continued to constrain paydown activity. Loans secured by office buildings increased $126 million to $1.1 billion. Loans secured by industrial facilities increased $69 million. Loans secured by other commercial real estate properties decreased $26 million to $507 million. Multifamily residential loans, our largest exposure in commercial real estate, decreased $20 million to $1.4 billion at September 30, 2020. Loans secured by retail facilities were $786 million at September 30, 2020, largely unchanged from the prior quarter.

Approximately 68 percent of loans in this segment are in our geographic footprint based on collateral location. The largest concentration of loans in this segment outside our footprint is Utah, totaling 8 percent of the segment, followed by California at 6 percent. All other states represent less than 5 percent individually.

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

Approximately 92 percent of the loans in this segment are secured by collateral located within our geographical footprint. Loans for which the collateral location is less relevant, such as unsecured loans are categorized by the borrower’s primary operating location.

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

Table 13-- Loans Managed by Primary Geographical Market
(In thousands)

	Sept. 30, 2020	June 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019
Texas:
Commercial	$5,545,158	$5,771,691	$6,350,690	$6,174,894	$6,220,227
Commercial real estate	1,499,630	1,389,547	1,296,266	1,259,117	1,292,116
Paycheck protection program	614,970	612,133	—	—	—
Loans to individuals	792,994	748,474	756,634	727,175	749,361
Total Texas	8,452,752	8,521,845	8,403,590	8,161,186	8,261,704

Oklahoma:
Commercial	4,901,666	5,086,934	3,886,086	3,454,825	3,690,100
Commercial real estate	647,228	636,021	593,473	631,026	679,786
Paycheck protection program	487,247	442,518	—	—	—
Loans to individuals	2,036,452	1,967,665	1,788,518	1,854,864	1,753,698
Total Oklahoma	8,072,593	8,133,138	6,268,077	5,940,715	6,123,584

Colorado:
Commercial	1,501,821	1,600,382	2,181,309	2,169,598	2,247,798
Commercial real estate	890,746	937,742	955,608	927,826	975,066
Paycheck protection program	494,910	488,279	—	—	—
Loans to individuals	257,345	264,872	268,674	276,939	303,605
Total Colorado	3,144,822	3,291,275	3,405,591	3,374,363	3,526,469

Arizona:
Commercial	956,047	1,036,862	1,396,582	1,307,073	1,276,534
Commercial real estate	692,987	689,121	714,161	728,832	771,425
Paycheck protection program	272,114	318,961	—	—	—
Loans to individuals	166,115	177,066	181,821	186,539	170,815
Total Arizona	2,087,263	2,222,010	2,292,564	2,222,444	2,218,774

Kansas/Missouri:
Commercial	414,038	404,860	556,255	527,872	566,969
Commercial real estate	352,241	314,504	310,799	322,541	374,795
Paycheck protection program	80,230	76,724	—	—	—
Loans to individuals	96,358	102,577	116,734	131,069	146,522
Total Kansas/Missouri	942,867	898,665	983,788	981,482	1,088,286

New Mexico:
Commercial	157,322	182,688	327,164	305,320	335,409
Commercial real estate	471,505	455,574	434,150	402,148	374,331
Paycheck protection program	133,244	128,058	—	—	—
Loans to individuals	79,890	83,470	87,110	90,257	92,270
Total New Mexico	841,961	849,790	848,424	797,725	802,010

Arkansas:
Commercial	89,654	75,093	97,889	92,068	87,588
Commercial real estate	139,363	131,635	145,628	162,293	158,538
Paycheck protection program	14,610	14,755	—	—	—
Loans to individuals	17,415	17,684	18,419	18,711	18,414
Total Arkansas	261,042	239,167	261,936	273,072	264,540

Total BOK Financial loans	$23,803,300	$24,155,890	$22,463,970	$21,750,987	$22,285,367

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

The CARES Act provided protections for borrowers with agency-backed residential mortgages that are serviced by the Company. Forbearance must be granted upon receiving a request from a borrower and the borrower's attestation to a financial hardship associated with the COVID-19 emergency. The Bank is required to offer up to a 6 month forbearance, with the possibility of an additional 6 month extension. This program was available to all current and delinquent borrowers, including those in bankruptcy and/or foreclosure. As of September 30, 2020, agency-serviced loans in forbearance included 3,436 borrowers with an unpaid principal balance of $567 million. For certain contracts, we must advance principal and interest payments during the forbearance period. Advances as of September 30, 2020 totaled $5.8 million. Advances are generally reimbursed to us by the appropriate agencies. Loans in forbearance are considered delinquent when payments are not made for purposes of valuing mortgage servicing rights and for purposes of determining GNMA loans that are eligible to be repurchased. As of September 30, 2020, 25 percent of borrowers in forbearance remained current.

Table 14 – Off-Balance Sheet Credit Commitments
(In thousands)

	Sept. 30, 2020	June 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019
Loan commitments	$10,430,160	$10,298,572	$9,960,678	$11,065,649	$11,259,366
Standby letters of credit	678,136	693,177	683,516	645,505	712,944
Unpaid principal balance of residential mortgage loans sold with recourse	77,225	82,305	86,336	88,808	92,139
Unpaid principal balance of residential mortgage loans transferred into mortgage-backed securities guaranteed by U.S. Dept. of Veteran's Affairs	1,574,272	1,715,025	3,217,567	3,375,451	3,472,375
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

Derivative contracts are carried at fair value. At September 30, 2020, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $615 million compared to $658 million at June 30, 2020. At September 30, 2020, the net fair value of our derivative contracts included $309 million for foreign exchange contracts, $171 million for energy contracts and $132 million for interest rate swaps. The aggregate net fair value of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $589 million at September 30, 2020 and $620 million at June 30, 2020.

At September 30, 2020, total derivative assets were reduced by $93 million of cash collateral received from counterparties and total derivative liabilities were reduced by $160 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at September 30, 2020 follows in Table 15.

Table 15 -- Fair Value of Derivative Contracts
(In thousands)

Customers	$345,460
Banks and other financial institutions	177,114
Fair value of customer risk management program asset derivative contracts, net	$522,574

At September 30, 2020, our largest derivative exposure was to a borrower for an interest rate swap of $12 million.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equivalent to $25.91 per barrel of oil would not be great enough to create a scenario in which we are owed by our customers. This is due to the price of oil being within the weighted average fixed price of the portfolio. Rather, we would be owed by the counterparties, however, due to our margining status with counterparties, one would not see any impact here. An increase in prices equivalent to $52.67 per barrel of oil would increase the fair value of derivative assets by $347 million as margin received falls faster than the asset values. Further increases in price to the equivalent of $71.23 per barrel of oil would increase the fair value of our derivative assets by $831 million with lending customers comprising the bulk of     the assets. Liquidity requirements of this program may also be affected by our credit rating. At September 30, 2020, a decrease in our credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $10 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of September 30, 2020, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.

Summary of Credit Loss Experience

Table 16 -- Summary of Credit Loss Experience
(In thousands)

	Three Months Ended
	Sept. 30, 2020	June 30, 2020	Mar. 31, 2020
Allowance for loan losses:
Beginning balance	$435,597	$315,311	210,759
CECL transition adjustment[1]	—	—	25,809
Beginning balance, adjusted	435,597	315,311	236,568
Loans charged off	(26,661)	(15,570)	(18,917)
Recoveries of loans previously charged off	4,232	1,491	1,696
Net loans charged off	(22,429)	(14,079)	(17,221)
Provision for credit losses	6,609	134,365	95,964
Ending balance	$419,777	$435,597	315,311

Accrual for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$32,919	$28,514	1,585
CECL transition adjustment	—	—	23,552
Beginning balance, adjusted	32,919	28,514	25,137
Provision for credit losses	(4,950)	4,405	3,377
Ending balance	$27,969	$32,919	28,514

Accrual for off-balance sheet credit risk associated with mortgage banking activities:
Beginning balance	$6,041	$9,660	4,820
CECL transition adjustment	—	—	10,915
Beginning balance, adjusted	6,041	9,660	15,735
Loans charged off	(25)	(44)	(55)
Provision for credit losses	(770)	(3,575)	(6,020)
Ending balance	$5,246	$6,041	9,660

Allowance for credit losses related to held-to-maturity (investment) securities:
Beginning balance	$1,628	$1,502	$—
CECL transition adjustment	—	—	1,052
Beginning balance, adjusted	1,628	1,502	1,052
Provision for credit losses	(889)	126	450
Ending balance	$739	$1,628	$1,502

Total provision for credit losses	$—	$135,321	$93,771
Net charge-offs (annualized) to average loans	0.37%	0.23%	0.31%
Net charge-offs (annualized) to average loans excluding PPP loans[2]	0.41%	0.25%	0.31%
Recoveries to gross charge-offs	15.87%	9.58%	8.97%
Provision for loan losses (annualized) to average loans	—%	2.25%	1.71%
Allowance for loan losses to loans outstanding at period-end	1.76%	1.80%	1.40%
Allowance for loan losses to loans outstanding at period-end excluding PPP loans[2]	1.93%	1.97%	1.40%
Accrual for unfunded loan commitments to loan commitments	0.27%	0.32%	0.29%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period-end	1.88%	1.94%	1.53%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period-end excluding PPP loans[2]	2.06%	2.12%	1.53%
1    Included $1.3 million related to measurement changes to the allowance attributed to outstanding loan balances and $24.5 million related to recognition of expected credit losses on acquired loans.
2    Metric meaningful due to the unique characteristics and short-term nature of the PPP loans.

	Three Months Ended
	Dec. 31, 2019	Sept. 30, 2019
Allowance for loan losses:
Beginning balance	$204,432	$202,534
Loans charged off	(14,268)	(11,707)
Recoveries of loans previously charged off	1,816	1,066
Net loans charged off	(12,452)	(10,641)
Provision for loan losses	18,779	12,539
Ending balance	$210,759	$204,432
Accrual for off-balance sheet credit losses:
Beginning balance	$1,364	$1,903
Provision for off-balance sheet credit losses	221	(539)
Ending balance	$1,585	$1,364
Total combined provision for credit losses	$19,000	$12,000
Net charge-offs (recoveries) (annualized) to average loans	0.22%	0.19%
Recoveries to gross charge-offs	12.73%	9.11%
Provision for loan losses (annualized) to average loans	0.34%	0.21%
Allowance for loan losses to loans outstanding at period-end	0.97%	0.92%
Accrual for off-balance sheet credit losses to off-balance sheet credit commitments	0.01%	0.01%
Combined allowance for credit losses and off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period-end	0.98%	0.92%
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
No provision for credit losses was necessary for the third quarter of 2020. A $1.7 million provision related to lending activities was offset by a decrease in the accrual for expected credit losses from mortgage banking activities and allowance for credit losses from investment securities. Changes in our reasonable and supportable forecasts of macroeconomic variables, primarily due to an improved economic outlook related to the anticipated impact of the on-going COVID-19 pandemic, and other assumptions, resulted in a $12.8 million decrease in the provision for credit losses from lending activities. Changes in the loan portfolio characteristics, including specific impairment and losses, loan balances and risk grading resulted in a $14.5 million increase in the provision for credit losses from lending activities.

Our reasonable and supportable forecast of macroeconomic variables are significantly influenced by the COVID-19 pandemic developments and related government stimulus policies. A summary of macroeconomic variables considered in developing our estimate of expected credit losses at September 30, 2020 follows:

	Base	Downside	Upside
Scenario probability weighting	50%	25%	25%
COVID-19 trajectory	Trajectory of COVID-19 maintains current level with localized and state-level hotspots and second waves emerging. This leads to isolated shutdowns; FDA approval of at least one vaccine before the end of 2020 and large share of U.S. population vaccinated by end of third quarter of 2021.	Trajectory of COVID-19 pandemic worsens moving into fall and winter months; widespread second wave emerges throughout the fourth quarter of 2020 and first quarter of 2021. As cases rise, highly impacted states/regions enact shutdowns, though a nation-wide shutdown is not re-implemented. FDA approves at least one vaccine by the first quarter of 2021, but slow distribution delays widespread vaccination in the U.S. until early 2022.	Trajectory of COVID-19 continues to improve from peak experienced in summer. This leads to isolated shutdowns, even at a more localized level.
Economic recovery (driven by COVID-19 trajectory)	After a strong bounce back in third quarter of 2020, GDP moderates to rates consistent with historical averages and recovers to pre-COVID-19 levels by the end of 2021.	Deteriorated COVID-19 situation, slow vaccine distribution and lack of fiscal stimulus in 2020 cause the economy to fall back into recession. GDP does not recover to pre-COVID-19 levels until early 2023.	After a strong bounce back in third quarter of 2020, GDP continues to grow at levels above historical averages, especially in the first quarter of 2021. GDP recovers to pre-COVID-19 levels by mid-year 2021.
Fiscal stimulus (driven by economic recovery)	No additional fiscal stimulus packages are enacted in 2020. First quarter 2021 additional fiscal stimulus package enacted just under $1.0 trillion. Stimulus will be more targeted and include a less generous round of unemployment benefits, additional small business support and modest state fiscal aid, but no further payments to individuals.	No additional fiscal stimulus packages are enacted in 2020. Large-scale fiscal stimulus package of $1.5 to $2.0 trillion enacted in the first quarter of 2021. Stimulus will be more targeted and include a less generous round of unemployment benefits, additional small business support and state fiscal aid and payments to individuals.	No additional fiscal stimulus packages are enacted in 2020 or 2021.
Macro-economic factors
–GDP is forecasted to grow by 4.0 percent over the next 12 months.
–Civilian unemployment rate of 9.0 percent in the third quarter of 2020 improves to 6.9 percent by the third quarter of 2021.
–WTI oil prices are projected to generally follow the NYMEX forward curve that existed at the end of September 2020 and are expected to average $41.65 per barrel over the next 12 months.

–GDP is forecasted to contract 0.8 percent over the next 12 months.
–Civilian unemployment rate of 9.0 percent in the third quarter of 2020 increases in the next two quarters then improving to 9.5 percent by the third quarter of 2021.
–WTI oil prices are projected to average $33.61 over the next 12 months.

–GDP is forecasted to grow by 7.0 percent over the next 12 months.
–Civilian unemployment rate of 9.0 percent in the third quarter of 2020 quickly improves to 5.9 percent by the third quarter of 2021.
–WTI oil prices are projected to average $44.60 per barrel over the next 12 months.

Net charge-offs and changes in specific impairments attributed to certain credits required a $17.8 million provision during the third quarter. This provision was partially offset by a change in risk grading and outstanding loan balances to measure the provision for credit losses related to changes in loan portfolio characteristics. A summary of outstanding loan balances by risk grade is included in Note 4 to the Consolidated Financial Statements. Non-pass grade loans include other loans especially mentioned, defined by regulatory guidelines as loans that are currently performing in compliance with original terms but may have a potential weakness that deserves management’s close attention, accruing substandard loans, and nonaccruing loans. Non-pass grade loans totaled $1.5 billion at September 30, a $79 million decrease from June 30. Non-pass graded energy loans totaled $1.0 billion at September 30, a $99 million decrease from June 30.

Although fiscal stimulus through PPP, SBA support and other CARES Act programs have had a positive impact on credit quality, we received a number of deferral or forbearance requests early in the second quarter of 2020. All requests were evaluated on a case-by-case basis and all loans greater than $1 million that requested forbearance were reviewed for proper grading. At the peak, deferral request totaled $1.6 billion or 8 percent of total loans. More than 80 percent of loans have since returned to regular payment status. At September 30, 2020, $264 million or 1 percent of loans remain in deferral status, including $99 million or 1 percent of commercial loans, primarily small business and healthcare loans; $123 million or 3 percent of commercial real estate loans and $42 million or 1 percent of personal loans.

The allowance for loan losses totaled $420 million or 1.76 percent of outstanding loans and 195 percent of nonaccruing loans at September 30, 2020, excluding residential mortgage loans guaranteed by U.S. government agencies. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $448 million or 1.88 percent of outstanding loans and 208 percent of nonaccruing loans at September 30, 2020. Excluding PPP loans, the allowance for loan losses was 1.93 percent of outstanding loans and the combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was 2.06 percent.

The allowance for credit losses attributed to energy was 4.30 percent of outstanding energy loans at September 30. Our semi-annual borrowing base redeterminations during the second quarter of 2020 were based on forward pricing curves that existed at that time, which resulted in credit quality migration. While forward prices subsequently improved, the pricing environment remains fragile and tied to the continued economic recovery from the impact of the COVID-19 pandemic. We believe the duration of the downturn is a more significant factor affecting performance than the level of prices.

We also conduct quarterly stress tests of our energy borrowers with more than 50 percent funding on their lines of credit and all non-pass graded loans using a current price deck discounted at 20 percent. This stress test helps us identify potential issues, although the most recent test corroborated the risk grading of energy borrowers evaluated once hedging was taken into consideration. Of all the energy customers that we stress test, which makes up 96 percent of production loans outstanding, 93 percent of our customers have some level of hedging in the 12-month range and many of them carry into the 24-month range.

The company recorded a $135.3 million provision for credit losses in the second quarter of 2020. The allowance for loan losses was $436 million or 1.80 percent of outstanding loans and 175 percent of nonaccruing loans, excluding loans guaranteed by U.S. government agencies at June 30, 2020. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $469 million or 1.94 percent of outstanding loans and 188 percent of core nonaccruing loans. Excluding PPP loans, the allowance for loan losses was 1.97 percent of outstanding loans and the combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was 2.12 percent.

Net Loans Charged Off

Net charge-offs of commercial loans were $22.3 million in the third quarter of 2020, primarily related to a single energy production borrower and a single commercial service sector borrower. Net commercial real estate loan charge-offs were $299 thousand and net recoveries of loans to individuals were $123 thousand. Net charge-offs of loans to individuals include deposit account overdraft losses.

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

Table 17 -- Nonperforming Assets
(In thousands)

	Sept. 30, 2020	June 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019
Nonaccruing loans:
Commercial:
Energy	$126,816	$162,989	$96,448	$91,722	$88,894
Healthcare	3,645	3,645	4,070	4,480	5,978
Services	25,817	21,032	8,425	7,483	6,119
General business	13,675	14,333	9,681	11,731	10,715
Total commercial	169,953	201,999	118,624	115,416	111,706

Commercial real estate	12,952	13,956	8,545	27,626	23,185

Loans to individuals:
Residential mortgage	31,599	33,098	30,721	31,522	30,972
Residential mortgage guaranteed by U.S. government agencies	6,397	6,110	5,005	6,100	6,332
Personal	252	233	277	287	271
Total loans to individuals	38,248	39,441	36,003	37,909	37,575
Total nonaccruing loans	$221,153	$255,396	$163,172	$180,951	$172,466
Accruing renegotiated loans guaranteed by U.S. government agencies	142,770	114,571	91,757	92,452	92,718
Real estate and other repossessed assets	52,847	35,330	36,744	20,359	21,026
Total nonperforming assets	$416,770	$405,297	$291,673	$293,762	$286,210
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$267,603	$284,616	$194,911	$195,210	$187,160

Allowance for loan losses to nonaccruing loans[1,3]	195.47%	174.74%	199.35%	120.54%	123.05%
Nonperforming assets to outstanding loans and repossessed assets	1.75%	1.68%	1.30%	1.35%	1.28%
Nonperforming assets to outstanding loans and repossessed assets excluding residential mortgage and PPP loans guaranteed by U.S. government agencies[2,3]	1.25%	1.31%	0.87%	0.90%	0.85%
Nonaccruing commercial loans to outstanding commercial loans	1.25%	1.43%	0.80%	0.82%	0.77%
Nonaccruing commercial real estate loans to outstanding commercial real estate loans	0.28%	0.31%	0.19%	0.62%	0.50%
Nonaccruing loans to individuals to outstanding loans to individuals[3]	1.04%	1.10%	1.03%	1.03%	1.03%
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

Excluding assets guaranteed by U.S. government agencies, nonperforming assets decreased $17 million from June 30, 2020, primarily due to a $36 million decrease in nonaccruing energy loans, partially offset by a $4.8 million increase in nonaccruing services loans and an $18 million increase in real estate and other repossessed assets. Newly identified nonaccruing loans totaled $50 million, partially offset by $35 million of payments, $27 million of charge-offs and $23 million of foreclosures. The Company generally retains nonperforming assets to maximize potential recovery, which may cause future nonperforming assets to decrease more slowly.

A rollforward of nonperforming assets for the three and nine months ended September 30, 2020 follows in Table 18.

Table 18 -- Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	September 30, 2020
	Nonaccruing Loans
	Commercial	Commercial Real Estate	Loan to Individuals	Total	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, June 30, 2020	$201,999	$13,956	$39,441	$255,396	$114,571	$35,330	$405,297
Additions	45,119	10	4,762	49,891	36,468	—	86,359
Payments	(30,433)	(106)	(4,416)	(34,955)	(550)	—	(35,505)
Charge-offs	(25,319)	(413)	(929)	(26,661)	—	—	(26,661)
Net losses and write-downs	—	—	—	—	—	(4,221)	(4,221)
Foreclosure of nonperforming loans	(21,413)	(495)	(635)	(22,543)	—	22,543	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(318)	(318)	(719)	—	(1,037)
Proceeds from sales	—	—	—	—	(7,581)	(805)	(8,386)
Net transfers to nonaccruing loans	—	—	343	343	—	—	343
Return to accrual status	—	—	—	—	—	—	—
Other, net	—	—	—	—	581	—	581
Balance, September 30, 2020	$169,953	$12,952	$38,248	$221,153	$142,770	$52,847	$416,770

	Nine Months Ended
	September 30, 2020
	Nonaccruing Loans
	Commercial	Commercial Real Estate	Loan to Individuals	Total	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, Dec. 31, 2019	$115,416	$27,626	$37,909	$180,951	$92,452	$20,359	$293,762
Additions	184,755	5,460	14,885	205,100	77,317	—	282,417
Payments	(51,085)	(294)	(9,001)	(60,380)	(2,135)	—	(62,515)
Charge-offs	(56,421)	(1,300)	(3,427)	(61,148)	—	—	(61,148)
Net losses and write-downs	—	—	—	—	—	(3,639)	(3,639)
Foreclosure of nonperforming loans	(22,493)	(18,540)	(1,066)	(42,099)	—	42,099	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(1,395)	(1,395)	(2,881)	—	(4,276)
Proceeds from sales	—	—	—	—	(22,316)	(5,972)	(28,288)
Net transfers to nonaccruing loans	—	—	343	343	—	—	343
Return to accrual status	(219)	—	—	(219)	(933)	—	(1,152)
Other, net	—	—	—	—	1,266	—	1,266
Balance, September 30, 2020	$169,953	$12,952	$38,248	$221,153	$142,770	$52,847	$416,770

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

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets totaled $53 million at September 30, 2020, composed primarily of $23 million of developed commercial real estate, $23 million of oil and gas properties, $5.0 million of undeveloped land primarily zoned for commercial development and $1.6 million of 1-4 family residential properties. Real estate and other repossessed assets totaled $35 million at June 30, 2020. The increase over June 30 was primarily due to repossessed oil and gas properties.

Liquidity and Capital

Based on the average balances for the third quarter of 2020, approximately 71 percent of our funding was provided by deposit accounts, 13 percent from borrowed funds, less than 1 percent from long-term subordinated debt and 11 percent from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Average deposits for the third quarter of 2020 totaled $34.6 billion, a $2.0 billion increase over the second quarter of 2020. Continued deposit growth was primarily due to customers maintaining higher balances in the current economic environment. Interest-bearing transaction account balances increased $1.7 billion. Demand deposits increased $440 million while certificate of deposit balances decreased $214 million.

Table 19 - Average Deposits by Line of Business
(In thousands)

	Three Months Ended
	Sept. 30, 2020	June 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019
Commercial Banking	$15,375,450	$14,599,225	$11,907,386	$11,419,558	$10,833,057
Consumer Banking	7,940,973	7,587,246	6,869,481	6,974,453	6,983,018
Wealth Management	9,090,116	8,385,681	7,623,986	7,301,391	6,590,332
Subtotal	32,406,539	30,572,152	26,400,853	25,695,402	24,406,407
Funds Management and other	2,233,394	2,078,802	1,794,715	1,404,838	1,293,767
Total	$34,639,933	$32,650,954	$28,195,568	$27,100,240	$25,700,174

Average Commercial Banking deposit balances increased $776 million over the second quarter of 2020. Interest-bearing transaction account balances increased $679 million. Demand deposit balances were up $215 million. Time deposits decreased $119 million compared to the prior quarter. Commercial customers continue to retain large cash reserves primarily due to a combination of factors including uncertainty about the economic environment and potential for growth, lack of preferable liquid alternatives and a desire to minimize deposit service charges through the earnings credit. The earnings credit is a non-cash method that enables commercial customers to offset deposit service charges based on account balances. Commercial deposit balances may decrease as the economic outlook improves and if short-term rates move higher, enhancing their investment alternatives.

Average Consumer Banking deposit balances increased $354 million over the prior quarter. A $151 million increase in interest-bearing transaction deposit balances, a $220 million increase in demand deposit balances and a $51 million increase in savings account balances were partially offset by a $69 million decrease in time deposit balances.

Average Wealth Management deposits increased $704 million over the second quarter of 2020, primarily due to interest-bearing transaction accounts.

Average time deposits for the third quarter of 2020 included $86 million of brokered deposits, a $72 million decrease compared to the second quarter of 2020. Average interest-bearing transaction accounts for the third quarter included $1.9 billion of brokered deposits, a $69 million increase over the second quarter of 2020.

The distribution of our period end deposit account balances among principal markets follows in Table 20.

Table 20 -- Period End Deposits by Principal Market Area
(In thousands)

	Sept. 30, 2020	June 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019
Oklahoma:
Demand	$4,493,691	$4,378,559	$3,669,558	$3,257,337	$3,515,312
Interest-bearing:
Transaction	12,586,401	11,438,489	9,955,697	8,574,912	7,447,799
Savings	401,062	387,557	329,631	306,194	308,103
Time	1,081,176	1,330,619	1,137,802	1,125,446	1,198,170
Total interest-bearing	14,068,639	13,156,665	11,423,130	10,006,552	8,954,072
Total Oklahoma	18,562,330	17,535,224	15,092,688	13,263,889	12,469,384

Texas:
Demand	3,152,393	3,070,955	2,767,399	2,757,376	2,867,915
Interest-bearing:
Transaction	3,482,603	3,358,090	2,874,362	2,911,731	2,589,063
Savings	136,787	128,892	115,039	102,456	100,597
Time	438,337	476,867	505,565	495,343	464,264
Total interest-bearing	4,057,727	3,963,849	3,494,966	3,509,530	3,153,924
Total Texas	7,210,120	7,034,804	6,262,365	6,266,906	6,021,839

Colorado:
Demand	2,057,603	2,096,075	1,579,764	1,729,674	1,694,044
Interest-bearing:
Transaction	1,861,763	1,816,604	1,759,384	1,769,037	1,910,874
Savings	68,230	67,477	58,000	53,307	60,107
Time	226,780	254,845	279,105	283,517	273,622
Total interest-bearing	2,156,773	2,138,926	2,096,489	2,105,861	2,244,603
Total Colorado	4,214,376	4,235,001	3,676,253	3,835,535	3,938,647

New Mexico:
Demand	964,908	965,877	750,052	623,722	645,698
Interest-bearing:
Transaction	713,418	752,565	563,891	558,493	539,260
Savings	85,463	80,242	67,553	63,999	62,863
Time	200,525	222,370	235,778	238,140	236,135
Total interest-bearing	999,406	1,055,177	867,222	860,632	838,258
Total New Mexico	1,964,314	2,021,054	1,617,274	1,484,354	1,483,956

	Sept. 30, 2020	June 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019
Arizona:
Demand	928,671	985,757	665,396	681,268	705,895
Interest-bearing:
Transaction	771,319	780,500	729,603	684,929	600,103
Savings	11,498	15,669	8,832	10,314	12,487
Time	36,929	42,318	47,081	49,676	44,347
Total interest-bearing	819,746	838,487	785,516	744,919	656,937
Total Arizona	1,748,417	1,824,244	1,450,912	1,426,187	1,362,832

Kansas/Missouri:
Demand	405,360	427,795	318,985	384,533	376,020
Interest-bearing:
Transaction	616,797	526,635	537,552	784,574	284,940
Savings	15,520	15,033	12,888	12,169	11,689
Time	16,430	17,746	19,137	17,877	19,126
Total interest-bearing	648,747	559,414	569,577	814,620	315,755
Total Kansas/Missouri	1,054,107	987,209	888,562	1,199,153	691,775

Arkansas:
Demand	44,712	67,147	70,428	27,381	39,513
Interest-bearing:
Transaction	164,439	177,535	175,803	108,076	149,506
Savings	2,389	2,101	1,862	1,837	1,747
Time	7,796	7,995	8,005	7,850	7,877
Total interest-bearing	174,624	187,631	185,670	117,763	159,130
Total Arkansas	219,336	254,778	256,098	145,144	198,643
Total BOK Financial deposits	$34,973,000	$33,892,314	$29,244,152	$27,621,168	$26,167,076

In addition to deposits, liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country. The largest single source of wholesale federal funds purchased totaled $200 million at September 30, 2020. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale and trading securities. Federal Home Loan Bank borrowings are generally short-term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and agency mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $1.2 billion during the quarter, compared to $2.7 billion in the second quarter of 2020.

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

At September 30, 2020, the estimated unused credit available to BOKF, NA from collateralized sources was approximately $15.3 billion.

A summary of other borrowings for BOK Financial on a consolidated basis follows in Table 21.

Table 21 -- Borrowed Funds
(In thousands)

		Three Months Ended September 30, 2020				Three Months Ended June 30, 2020
	Sept. 30, 2020	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	June 30, 2020	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter

Funds purchased	516,048	1,665,046	0.19%	1,741,707	830,732	2,411,533	0.15%	3,311,938
Repurchase agreements	457,604	1,117,104	0.14%	570,563	526,870	3,404,951	0.14%	3,230,097
Other borrowings:
Federal Home Loan Bank advances	700,000	1,228,261	0.35%	700,000	1,000,000	2,658,242	0.53%	2,300,000
GNMA repurchase liability	26,130	108,910	1.07%	124,444	126,569	21,229	4.28%	126,569
Federal Reserve Bank advances	—	—	—%	—	—	135,165	0.25%	—
Paycheck protection program liquidity facility	2,013,414	2,013,414	0.35%	2,013,414	2,013,414	678,645	0.36%	2,013,414
Other	31,885	32,103	5.64%	32,346	33,580	34,022	3.51%	49,376
Total other borrowings	2,771,429	3,382,688	0.43%		3,173,563	3,527,303	0.56%
Subordinated debentures[1]	275,986	275,980	4.89%	275,986	275,973	275,949	5.16%	275,973
Total other borrowed funds and subordinated debentures	$4,021,067	$6,440,818	0.51%		$4,807,138	$9,619,736	0.44%
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

Parent Company

At September 30, 2020, cash and interest-bearing cash and cash equivalents held by the parent company totaled $197 million. The primary sources of liquidity for BOK Financial are cash on hand and dividends from BOKF, NA. Dividends from the bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At September 30, 2020, based upon the most restrictive limitations as well as management's internal capital policy, BOKF, NA could declare up to $402 million of dividends without regulatory approval. Dividend constraints may be alleviated through increases in retained earnings, capital issuances or changes in risk weighted assets. Future losses or increases in required regulatory capital at the bank could affect its ability to pay dividends to the parent company.

Our equity capital at September 30, 2020 was $5.2 billion, a $122 million increase over June 30, 2020. Net income less cash dividends paid increased equity $118 million during the third quarter of 2020. Changes in interest rates resulted in a $5.1 million decrease in accumulated other comprehensive gain compared to June 30, 2020. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings including expected benefits from lower federal income tax rates, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt or perpetual preferred stock issuance, share repurchase and stock and cash dividends.

On April 30, 2019, the board of directors authorized the Company to purchase up to five million common shares, subject to market conditions, securities law and other regulatory compliance limitations. As of September 30, 2020, 1,308,713 shares have been repurchased under this authorization. The Company paused share repurchases through the third quarter of 2020. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.

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

In March 2020, in response to the impact on the financial markets by the COVID-19 pandemic, the banking agencies issued an interim final rule permitting banking organizations that implement CECL the option to delay for two years an estimate of the CECL methodology's effect on regulatory capital, followed by a three-year transition period. The estimate includes the implementation date adjustment as of January 1, 2020 plus an estimate of the impact of the change for a two year period following implementation of CECL. We have elected to delay the regulatory capital impact of the transition in accordance with the interim final rule. Deferral of the impact of CECL added 30 basis points to the Company's Common equity Tier 1 capital at September 30, 2020.

The capital ratios for BOK Financial on a consolidated basis are presented in Table 22.

Table 22 -- Capital Ratios

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer	Sept. 30, 2020	June 30, 2020	Sept. 30, 2019
Risk-based capital:
Common equity Tier 1	4.50%	2.50%	7.00%	12.07%	11.44%	11.06%
Tier 1 capital	6.00%	2.50%	8.50%	12.07%	11.44%	11.06%
Total capital	8.00%	2.50%	10.50%	14.05%	13.43%	12.56%
Tier 1 Leverage	4.00%	N/A	4.00%	8.39%	7.74%	8.41%

Average total equity to average assets				10.55%	10.19%	10.97%
Tangible common equity ratio				9.02%	8.79%	8.72%

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

Table 23 provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 23 -- Non-GAAP Measure
(Dollars in thousands)

	Sept. 30, 2020	June 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019
Tangible common equity ratio:
Total shareholders' equity	$5,218,787	$5,096,995	$5,026,248	$4,855,795	$4,829,016
Less: Goodwill and intangible assets, net	1,166,615	1,171,686	1,169,898	1,173,362	1,172,411
Tangible common equity	4,052,172	3,925,309	3,856,350	3,682,433	3,656,605
Total assets	46,067,224	45,819,874	47,119,162	42,172,021	43,127,205
Less: Goodwill and intangible assets, net	1,166,615	1,171,686	1,169,898	1,173,362	1,172,411
Tangible assets	$44,900,609	$44,648,188	$45,949,264	$40,998,659	$41,954,794
Tangible common equity ratio	9.02%	8.79%	8.39%	8.98%	8.72%

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

Table 24 -- Interest Rate Sensitivity
(Dollars in thousands)

	200 bp Increase[1]		100 bp Decrease[2]
	September 30,		September 30,
	2020	2019	2020	2019
Anticipated impact over the next twelve months on net interest revenue	$27,973	$(20,916)	N/A	$(28,509)
	2.69%	(1.89)%	N/A	(2.57)%
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

Table 25 -- MSR Asset and Hedge Sensitivity Analysis
(Dollars in thousands)

	September 30,
	2020		2019
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
MSR Asset	$26,917	$(11,991)	$33,176	$(42,387)
MSR Hedge	(18,361)	17,534	(41,744)	39,600
Net Exposure	8,556	5,543	(8,568)	(2,787)

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

Table 26 -- Mortgage Pipeline Sensitivity Analysis
(Dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(407)	$(696)	$(84)	$(171)	$(339)	$(308)	$(97)	$(382)
Low[2]	344	314	528	293	582	998	528	330
High[3]	(1,044)	(1,160)	(411)	(478)	(1,344)	(1,483)	(664)	(1,343)
Period End	(543)	(705)	25	(164)	(543)	(705)	25	(164)
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

Table 27 -- Trading Sensitivity Analysis
(Dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(178)	$1,461	$(1,244)	$1,361	$(2,280)	$3,965	$(1,800)	$1,820
Low[2]	7,893	8,762	2,939	3,065	7,893	15,309	2,939	5,378
High[3]	(7,371)	(4,058)	(3,359)	(4,747)	(12,490)	(4,058)	(5,153)	(4,747)
Period End	(5,837)	5,698	(1,719)	1,371	(5,837)	5,698	(1,719)	1,371
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

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Interest revenue	2020	2019	2020	2019
Loans	$215,977	$286,694	$674,633	$859,898
Residential mortgage loans held for sale	1,585	1,891	4,848	5,308
Trading securities	8,723	14,452	31,890	48,645
Investment securities	2,939	3,221	9,060	10,160
Available for sale securities	62,369	67,633	200,386	184,344
Fair value option securities	1,986	10,708	17,804	23,448
Restricted equity securities	913	7,558	8,687	20,419
Interest-bearing cash and cash equivalents	167	3,050	2,672	9,879
Total interest revenue	294,659	395,207	949,980	1,162,101
Interest expense
Deposits	14,658	46,917	78,562	127,517
Borrowed funds	4,856	65,381	49,637	180,595
Subordinated debentures	3,395	3,813	10,567	11,359
Total interest expense	22,909	116,111	138,766	319,471
Net interest revenue	271,750	279,096	811,214	842,630
Provision for credit losses	—	12,000	229,092	25,000
Net interest revenue after provision for credit losses	271,750	267,096	582,122	817,630
Other operating revenue
Brokerage and trading revenue	69,526	43,840	182,327	115,983
Transaction card revenue	23,465	22,015	68,286	64,668
Fiduciary and asset management revenue	39,931	43,621	125,646	132,004
Deposit service charges and fees	24,286	28,837	72,462	85,154
Mortgage banking revenue	51,959	30,180	143,062	82,145
Other revenue	13,698	17,626	37,486	42,825
Total fees and commissions	222,865	186,119	629,269	522,779
Other gains, net	6,265	4,544	2,292	11,000
Gain on derivatives, net	2,354	3,778	42,659	19,595
Gain (loss) on fair value option securities, net	(754)	4,597	53,180	24,115
Change in fair value of mortgage servicing rights	3,441	(12,593)	(85,800)	(62,814)
Gain (loss) on available for sale securities, net	(12)	5	5,571	1,110
Total other operating revenue	234,159	186,450	647,171	515,785
Other operating expense
Personnel	179,860	162,573	512,276	492,143
Business promotion	2,633	8,859	10,783	26,875
Charitable contributions to BOKF Foundation	—	—	3,000	1,000
Professional fees and services	14,074	12,312	39,183	41,453
Net occupancy and equipment	28,111	27,558	84,847	83,959
Insurance	5,848	4,220	15,984	15,513
Data processing and communications	34,751	31,915	100,436	93,099
Printing, postage and supplies	3,482	3,825	11,256	12,817
Net losses and operating expenses of repossessed assets	6,244	1,728	9,541	4,304
Amortization of intangible assets	5,071	5,064	15,355	15,393
Mortgage banking costs	15,803	14,975	41,946	36,426
Other expense	5,388	6,263	20,669	20,604
Total other operating expense	301,265	279,292	865,276	843,586
Net income before taxes	204,644	174,254	364,017	489,829
Federal and state income taxes	50,552	32,396	83,655	99,926
Net income	154,092	141,858	280,362	389,903
Net income (loss) attributable to non-controlling interests	58	(373)	(444)	(503)
Net income attributable to BOK Financial Corporation shareholders	$154,034	$142,231	$280,806	$390,406
Earnings per share:
Basic	$2.19	$2.00	$3.99	$5.47
Diluted	$2.19	$2.00	$3.99	$5.47
Average shares used in computation:
Basic	69,877,866	70,596,307	69,958,944	70,953,544
Diluted	69,879,290	70,609,924	69,962,053	70,968,845
Dividends declared per share	$0.51	$0.50	$1.53	$1.50
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$154,092	$141,858	$280,362	$389,903
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	(6,783)	46,285	347,985	274,441
Reclassification adjustments included in earnings:
Loss (gain) on available for sale securities, net	12	(5)	(5,571)	(1,110)
Other comprehensive income (loss) before income taxes	(6,771)	46,280	342,414	273,331
Federal and state income taxes	(1,625)	11,096	82,167	66,993
Other comprehensive income (loss), net of income taxes	(5,146)	35,184	260,247	206,338
Comprehensive income	148,946	177,042	540,609	596,241
Comprehensive income (loss) attributable to non-controlling interests	58	(373)	(444)	(503)
Comprehensive income attributable to BOK Financial Corp. shareholders	$148,888	$177,415	$541,053	$596,744

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(In thousands, except share data)

	Sept. 30, 2020	Dec. 31, 2019
	(Unaudited)	(Footnote 1)
Assets
Cash and due from banks	$658,612	$735,836
Interest-bearing cash and cash equivalents	347,759	522,985
Trading securities	2,245,480	1,623,921
Investment securities, net of allowance (fair value: September 30, 2020 – $284,929; December 31, 2019 – $314,402)	256,001	293,418
Available for sale securities	12,817,269	11,269,643
Fair value option securities	134,756	1,098,577
Restricted equity securities	111,656	460,552
Residential mortgage loans held for sale	295,290	182,271
Loans	23,803,300	21,750,987
Allowance for loan losses	(419,777)	(210,759)
Loans, net of allowance	23,383,523	21,540,228
Premises and equipment, net	542,625	535,519
Receivables	245,514	231,811
Goodwill	1,048,091	1,048,091
Intangible assets, net	118,524	125,271
Mortgage servicing rights	97,644	201,886
Real estate and other repossessed assets, net of allowance (September 30, 2020 – $14,910; December 31, 2019 – $11,013)	52,847	20,359
Derivative contracts, net	593,568	323,375
Cash surrender value of bank-owned life insurance	396,497	389,879
Receivable on unsettled securities sales	1,934,495	1,020,404
Other assets	787,073	547,995
Total assets	$46,067,224	$42,172,021

Liabilities and Equity
Liabilities:
Noninterest-bearing demand deposits	$12,047,338	$9,461,291
Interest-bearing deposits:
Transaction	20,196,740	15,391,752
Savings	720,949	550,276
Time	2,007,973	2,217,849
Total deposits	34,973,000	27,621,168
Funds purchased and repurchase agreements	973,652	3,818,350
Other borrowings	2,771,429	4,527,055
Subordinated debentures	275,986	275,923
Accrued interest, taxes and expense	335,914	259,701
Derivative contracts, net	446,328	251,128
Due on unsettled securities purchases	641,817	182,547
Other liabilities	422,989	372,230
Total liabilities	40,841,115	37,308,102
Shareholders' equity:
Common stock ($0.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: September 30, 2020 – 75,998,338; December 31, 2019 – 75,758,597)	5	5
Capital surplus	1,366,460	1,350,995
Retained earnings	3,856,046	3,729,778
Treasury stock (shares at cost: September 30, 2020 – 5,692,505; December 31, 2019 – 5,178,999)	(368,894)	(329,906)
Accumulated other comprehensive gain	365,170	104,923
Total shareholders’ equity	5,218,787	4,855,795
Non-controlling interests	7,322	8,124
Total equity	5,226,109	4,863,919
Total liabilities and equity	$46,067,224	$42,172,021

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited)
(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, June 30, 2020	75,999	$5	$1,357,706	$3,737,862	5,693	$(368,894)	$370,316	$5,096,995	$7,428	$5,104,423
Net income	—	—	—	154,034	—	—	—	154,034	58	154,092
Other comprehensive loss	—	—	—	—	—	—	(5,146)	(5,146)	—	(5,146)
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—
Share-based compensation plans:
Stock options exercised	—	—	—	—	—	—	—	—	—	—
Non-vested shares awarded, net	(1)	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	8,754	—	—	—	—	8,754	—	8,754
Cash dividends on common stock	—	—	—	(35,850)	—	—	—	(35,850)	—	(35,850)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(164)	(164)
Balance, September 30, 2020	75,998	$5	$1,366,460	$3,856,046	5,693	$(368,894)	$365,170	$5,218,787	$7,322	$5,226,109

Balance, December 31, 2019	75,759	$5	$1,350,995	$3,729,778	5,179	$(329,906)	$104,923	$4,855,795	$8,124	$4,863,919
Transition adjustment - CECL	—	—	—	(46,696)	—	—	—	(46,696)	—	(46,696)
Balance, January 1, 2020, Adjusted	75,759	5	1,350,995	3,683,082	5,179	(329,906)	104,923	4,809,099	8,124	4,817,223
Net income (loss)	—	—	—	280,806	—	—	—	280,806	(444)	280,362
Other comprehensive income	—	—	—	—	—	—	260,247	260,247	—	260,247
Repurchase of common stock	—	—	—	—	442	(33,380)	—	(33,380)	—	(33,380)
Share-based compensation plans:
Stock options exercised	10	—	586	—	—	—	—	586	—	586
Non-vested shares awarded, net	229	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	72	(5,608)	—	(5,608)	—	(5,608)
Share-based compensation	—	—	14,879	—	—	—	—	14,879	—	14,879
Cash dividends on common stock	—	—	—	(107,842)	—	—	—	(107,842)	—	(107,842)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(358)	(358)
Balance, September 30, 2020	75,998	$5	$1,366,460	$3,856,046	5,693	$(368,894)	$365,170	$5,218,787	$7,322	$5,226,109

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, June 30, 2019	75,756	$5	$1,343,082	$3,548,907	4,562	$(281,125)	$98,569	$4,709,438	$9,037	$4,718,475
Net income (loss)	—	—	—	142,231	—	—	—	142,231	(373)	141,858
Other comprehensive income	—	—	—	—	—	—	35,184	35,184	—	35,184
Repurchase of common stock	—	—	—	—	337	(25,937)	—	(25,937)	—	(25,937)
Share-based compensation plans:
Stock options exercised	3	—	177	—	—	—	—	177	—	177
Non-vested shares awarded, net	(2)	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	3,471	—	—	—	—	3,471	—	3,471
Cash dividends on common stock	—	—	—	(35,548)	—	—	—	(35,548)	—	(35,548)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(15)	(15)
Balance, September 30, 2019	75,757	$5	$1,346,730	$3,655,590	4,899	$(307,062)	$133,753	$4,829,016	$8,649	$4,837,665

Balance, December 31, 2018	75,711	$5	$1,334,030	$3,369,654	3,589	$(198,995)	$(72,585)	$4,432,109	$10,936	$4,443,045
Transition adjustment - Leasing Standard	—	—	—	2,862	—	—	—	2,862	—	2,862
Balance, January 1, 2019, Adjusted	75,711	5	1,334,030	3,372,516	3,589	(198,995)	(72,585)	4,434,971	10,936	4,445,907
Net income (loss)	—	—	—	390,406	—	—	—	390,406	(503)	389,903
Other comprehensive income	—	—	—	—	—	—	206,338	206,338	—	206,338
Repurchase of common stock	—	—	—	—	1,292	(106,639)	—	(106,639)	—	(106,639)
Share-based compensation plans:
Stock options exercised	21	—	1,080	—	—	—	—	1,080	—	1,080
Non-vested shares awarded, net	25	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	18	(1,428)	—	(1,428)	—	(1,428)
Share-based compensation	—	—	11,620	—	—	—	—	11,620	—	11,620
Cash dividends on common stock	—	—	—	(107,332)	—	—	—	(107,332)	—	(107,332)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(1,784)	(1,784)
Balance, September 30, 2019	75,757	$5	$1,346,730	$3,655,590	4,899	$(307,062)	$133,753	$4,829,016	$8,649	$4,837,665
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash Flows From Operating Activities:
Net income	$280,362	$389,903
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	229,092	25,000
Change in fair value of mortgage servicing rights due to market assumption changes	85,800	62,814
Change in the fair value of mortgage servicing rights due to principal payments	28,971	27,600
Net unrealized (gains) losses from derivative contracts	(51,323)	(25,306)
Share-based compensation	14,879	11,620
Depreciation and amortization	74,330	69,762
Net amortization of discounts and premiums	1,921	(16,648)
Net losses (gains) on financial instruments and other losses (gains), net	(4,216)	(2,656)
Net gain on mortgage loans held for sale	(77,039)	(25,803)
Mortgage loans originated for sale	(2,773,686)	(2,170,287)
Proceeds from sale of mortgage loans held for sale	2,757,412	2,070,572
Capitalized mortgage servicing rights	(21,330)	(24,821)
Change in trading and fair value option securities	338,992	(1,251,759)
Change in receivables	(936,428)	(613,872)
Change in other assets	(8,574)	12,981
Change in accrued interest, taxes and expense	8,678	(15,600)
Change in other liabilities	412,686	419,982
Net cash provided by (used in) operating activities	360,527	(1,056,518)
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	35,967	49,621
Proceeds from maturities or redemptions of available for sale securities	1,813,057	1,267,190
Purchases of available for sale securities	(3,238,556)	(3,802,635)
Proceeds from sales of available for sale securities	206,979	628,385
Change in amount receivable on unsettled available for sale securities transactions	3,988	29,010
Loans originated, net of principal collected	(1,894,663)	(590,196)
Net payments on derivative asset contracts	(96,109)	40,922
Proceeds from disposition of assets	1,302,013	127,476
Purchases of assets	(1,007,240)	(308,630)
Net cash used in investing activities	(2,874,564)	(2,558,857)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	7,561,708	773,152
Net change in time deposits	(209,876)	129,980
Net change in other borrowed funds	(4,839,524)	3,027,298
Net proceeds on derivative liability contracts	102,064	(43,932)
Net change in derivative margin accounts	(260,949)	(85,468)
Change in amount due on unsettled available for sale securities transactions	54,408	111,828
Issuance of common and treasury stock, net	(5,022)	(348)
Repurchase of common stock	(33,380)	(106,639)
Dividends paid	(107,842)	(107,332)
Net cash provided by financing activities	2,261,587	3,698,539
Net increase (decrease) in cash and cash equivalents	(252,450)	83,164
Cash and cash equivalents at beginning of period	1,258,821	1,143,424
Cash and cash equivalents at end of period	$1,006,371	$1,226,588

Supplemental Cash Flow Information:
Cash paid for interest	$138,877	$316,481
Cash paid for taxes	$91,977	$77,912
Net loans and bank premises transferred to repossessed real estate and other assets	$42,099	$8,489
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	$239,200	$65,286
Conveyance of other real estate owned guaranteed by U.S. government agencies	$9,165	$22,449
Right-of-use assets obtained in exchange for operating lease liabilities	$9,481	$58,766
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

The financial information should be read in conjunction with BOK Financial’s 2019 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2019 have been derived from the audited financial statements included in BOK Financial’s 2019 Form 10-K but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine-month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities are as follows (in thousands):

	September 30, 2020		December 31, 2019
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government agency debentures	$5,181	$(1)	$44,264	$6
Residential agency mortgage-backed securities	2,150,759	(693)	1,504,651	2,293
Municipal and other tax-exempt securities	30,533	(44)	26,196	60
Asset-backed securities	—	—	14,084	(21)
Other debt securities	59,007	61	34,726	21
Total trading securities	$2,245,480	$(677)	$1,623,921	$2,359
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	September 30, 2020
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
Municipal and other tax-exempt	$76,109	$80,368	$4,259	$—
Residential agency mortgage-backed securities	9,317	10,219	902	—
Other debt securities	171,314	194,342	23,227	(199)
Total investment securities	256,740	284,929	28,388	(199)
Allowance for credit losses[1]	(739)
Investment securities, net of allowance	256,001	284,929	28,388	(199)
1 Effective with the adoption of FASB ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) on January 1, 2020.

	December 31, 2019
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
Municipal and other tax-exempt	$93,653	$96,897	$3,250	$(6)
Residential agency mortgage-backed securities	10,676	11,164	488	—
Other debt securities	189,089	206,341	17,547	(295)
Total investment securities	$293,418	$314,402	$21,285	$(301)

The amortized cost and fair values of investment securities at September 30, 2020, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$30,455	$87,606	$120,073	$9,289	$247,423	4.94
Fair value	30,761	95,912	138,580	9,457	274,710
Residential mortgage-backed securities:
Amortized cost					$9,317	2
Fair value					10,219
Total investment securities:
Amortized cost					$256,740
Fair value					284,929
1Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.58 years based upon current prepayment assumptions.

Temporarily Impaired Investment Securities
(in thousands):

	September 30, 2020
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Other debt securities	8	3,026	68	2,043	131	5,069	199
Total investment securities	8	$3,026	$68	$2,043	$131	$5,069	$199

	December 31, 2019
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	4	$1,001	$1	$1,706	$5	$2,707	$6
Other debt securities	13	275	1	8,041	294	8,316	295
Total investment securities	17	$1,276	$2	$9,747	$299	$11,023	$301

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	September 30, 2020
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$500	$509	$9	$—
Municipal and other tax-exempt	50,050	51,601	1,648	(97)
Mortgage-backed securities:
Residential agency	9,033,728	9,384,998	354,669	(3,399)
Residential non-agency	19,954	34,873	14,919	—
Commercial agency	3,221,538	3,334,409	114,244	(1,373)
Other debt securities	10,936	10,879	—	(57)
Total available for sale securities	$12,336,706	$12,817,269	$485,489	$(4,926)

	December 31, 2019
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,598	$1,600	$2	$—
Municipal and other tax-exempt	1,789	1,861	72	—
Mortgage-backed securities:
Residential agency	7,956,297	8,046,096	104,912	(15,113)
Residential non-agency	25,968	41,609	15,641	—
Commercial agency	3,145,342	3,178,005	37,808	(5,145)
Other debt securities	500	472	—	(28)
Total available for sale securities	$11,131,494	$11,269,643	$158,435	$(20,286)

The amortized cost and fair values of available for sale securities at September 30, 2020, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$70,791	$1,326,715	$1,282,122	$603,396	$3,283,024	8.02
Fair value	71,123	1,383,695	1,313,942	628,638	3,397,398
Residential mortgage-backed securities:
Amortized cost					$9,053,682	2
Fair value					9,419,871
Total available-for-sale securities:
Amortized cost					$12,336,706
Fair value					12,817,269
1Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 3.02 years based upon current prepayment assumptions.

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Proceeds	$1,034	$261,028	$206,979	$628,385
Gross realized gains	54	989	5,637	7,316
Gross realized losses	(66)	(984)	(66)	(6,206)
Related federal and state income tax expense (benefit)	(3)	1	1,419	282

The fair value of debt securities pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was $12.5 billion at September 30, 2020 and $10.1 billion at December 31, 2019. The secured parties do not have the right to sell or repledge these securities.

Temporarily Impaired Available for Sale Securities
(in thousands)

	September 30, 2020
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal and other tax-exempt	11	$19,768	$97	$—	$—	$19,768	$97
Mortgage-backed securities:
Residential agency	32	630,460	3,178	165,726	221	796,186	3,399
Commercial agency	29	264,836	923	253,378	450	518,214	1,373
Other debt securities	5	10,407	29	472	28	10,879	57
Total available for sale securities	77	$925,471	$4,227	$419,576	$699	$1,345,047	$4,926

	December 31, 2019
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Mortgage-backed securities:
Residential agency	133	$1,352,597	$6,690	$686,002	$8,423	$2,038,599	$15,113
Commercial agency	69	830,047	4,238	210,877	907	1,040,924	5,145
Other debt securities	1	—	—	472	28	472	28
Total available for sale securities	203	$2,182,644	$10,928	$897,351	$9,358	$3,079,995	$20,286

Based on evaluations of impaired securities as of September 30, 2020, the Company does not intend to sell any impaired available for sale debt securities before fair value recovers to the current amortized cost and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

Fair Value Option Securities

Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the Consolidated Balance Sheets. Changes in the fair value are recognized in earnings as they occur. Certain securities are held as an economic hedge of the mortgage servicing rights.

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	September 30, 2020		December 31, 2019
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. Treasury	$—	$—	$9,917	$(48)
Residential agency mortgage-backed securities	134,756	4,926	1,088,660	14,109
Total	$134,756	$4,926	$1,098,577	$14,061

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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at September 30, 2020 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	3,179,414	132,320	(107)	132,213	—	132,213
Energy contracts	3,482,226	400,646	(229,433)	171,213	(92,170)	79,043
Agricultural contracts	13,611	1,870	—	1,870	—	1,870
Foreign exchange contracts	311,626	309,130	—	309,130	(400)	308,730
Equity option contracts	73,447	937	—	937	(219)	718
Total customer risk management programs	7,060,324	844,903	(229,540)	615,363	(92,789)	522,574
Trading	65,290,962	235,176	(173,680)	61,496	(3,824)	57,672
Internal risk management programs	734,142	19,357	(6,035)	13,322	—	13,322
Total derivative contracts	$73,085,428	$1,099,436	$(409,255)	$690,181	$(96,613)	$593,568

	Liabilities
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	3,179,414	132,689	(107)	132,582	(121,212)	11,370
Energy contracts	3,277,670	374,542	(229,433)	145,109	(37,276)	107,833
Agricultural contracts	13,627	1,856	—	1,856	(1,856)	—
Foreign exchange contracts	311,098	308,493	—	308,493	—	308,493
Equity option contracts	73,447	937	—	937	—	937
Total customer risk management programs	6,855,256	818,517	(229,540)	588,977	(160,344)	428,633
Trading	64,972,263	229,013	(173,680)	55,333	(38,999)	16,334
Internal risk management programs	559,452	7,655	(6,035)	1,620	(259)	1,361
Total derivative contracts	$72,386,971	$1,055,185	$(409,255)	$645,930	$(199,602)	$446,328
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at December 31, 2019 (in thousands):

	Assets
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	2,464,478	49,100	(1,839)	47,261	—	47,261
Energy contracts	2,151,096	144,906	(107,591)	37,315	(38)	37,277
Agricultural contracts	16,118	1,522	(22)	1,500	—	1,500
Foreign exchange contracts	214,119	213,007	—	213,007	—	213,007
Equity option contracts	81,455	3,233	—	3,233	(660)	2,573
Total customer risk management programs	4,927,266	411,768	(109,452)	302,316	(698)	301,618
Trading	69,721,932	131,561	(115,949)	15,612	—	15,612
Internal risk management programs	1,268,180	6,226	(81)	6,145	—	6,145
Total derivative contracts	$75,917,378	$549,555	$(225,482)	$324,073	$(698)	$323,375

	Liabilities
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	2,464,478	49,194	(1,839)	47,355	(43,932)	3,423
Energy contracts	2,105,391	139,311	(107,591)	31,720	(6,031)	25,689
Agricultural contracts	16,139	1,507	(22)	1,485	(1,485)	—
Foreign exchange contracts	207,919	207,020	—	207,020	—	207,020
Equity option contracts	81,455	3,233	—	3,233	—	3,233
Total customer risk management programs	4,875,382	400,265	(109,452)	290,813	(51,448)	239,365
Trading	65,144,388	125,535	(115,949)	9,586	—	9,586
Internal risk management programs	380,401	3,121	(81)	3,040	(863)	2,177
Total derivative contracts	$70,400,171	$528,921	$(225,482)	$303,439	$(52,311)	$251,128
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended
	September 30, 2020		September 30, 2019
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss)on Derivatives, Net
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$—	$—	$1,667	$—
Interest rate swaps	1,014	—	1,252	—
Energy contracts	7,460	—	1,611	—
Agricultural contracts	6	—	16	—
Foreign exchange contracts	162	—	138	—
Equity option contracts	—	—	—	—
Total customer risk management programs	8,642	—	4,684	—
Trading[1]	(468)	—	3,630	—
Internal risk management programs	—	2,354	—	3,778
Total derivative contracts	$8,174	$2,354	$8,314	$3,778
1    Represents changes in fair value of to-be-announced securities and other derivative instruments held to mitigate market risk of trading securities portfolio, which is offset by changes in fair value of trading securities also include in Brokerage and Trading Revenue in the Consolidated Statements of Earnings.

	Nine Months Ended
	September 30, 2020		September 30, 2019
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$—	$—	$9,579	$—
Interest rate swaps	2,702	—	2,787	—
Energy contracts	14,850	—	3,923	—
Agricultural contracts	27	—	24	—
Foreign exchange contracts	527	—	392	—
Equity option contracts	—	—	—	—
Total customer risk management programs	18,106	—	16,705	—
Trading[1]	(8,546)	—	4,365	—
Internal risk management programs	—	42,659	—	19,595
Total derivative contracts	$9,560	$42,659	$21,070	$19,595
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

Portfolio segments of the loan portfolio are as follows (in thousands):

	September 30, 2020
	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	1,424,416	11,971,337	169,953	$13,565,706
Commercial real estate	1,012,882	3,667,866	12,952	4,693,700
Paycheck protection program	2,097,325	—	—	2,097,325
Loans to individuals	2,132,653	1,275,668	38,248	3,446,569
Total	$6,667,276	$16,914,871	$221,153	$23,803,300

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2020, outstanding commitments totaled $10.4 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At September 30, 2020, outstanding standby letters of credit totaled $678 million.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit is summarized as follows (in thousands):

	Three Months Ended
	September 30, 2020
	Commercial	Commercial Real Estate	Paycheck Protection Program	Loans to Individuals	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$310,422	$68,756	$—	$56,419	$—	$435,597
Provision for loan losses	2,108	3,118	—	1,383	—	6,609
Loans charged off	(25,319)	(413)	—	(929)	—	(26,661)
Recoveries of loans previously charged off	3,066	114	—	1,052	—	4,232
Ending Balance	$290,277	$71,575	$—	$57,925	—	$419,777

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$14,582	$16,419	$—	$1,918	$—	$32,919
Provision for off-balance sheet credit risk	(2,618)	(2,426)	—	94	—	(4,950)
Ending Balance	$11,964	$13,993	$—	$2,012	$—	$27,969

	Nine Months Ended
	September 30, 2020
	Commercial	Commercial Real Estate	Paycheck Protection Program	Loans to Individuals	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$118,187	$51,805	$—	$23,572	$17,195	$210,759
Transition adjustment	33,681	(4,620)	—	13,943	(17,195)	25,809
Beginning balance, adjusted	151,868	47,185	—	37,515	—	236,568
Provision for loan losses	190,984	25,454	—	20,500	—	236,938
Loans charged off	(56,421)	(1,300)	—	(3,427)	—	(61,148)
Recoveries	3,846	236	—	3,337	—	7,419
Ending balance	$290,277	$71,575	$—	$57,925	$—	$419,777

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$1,434	$107	$—	$44	$—	$1,585
Transition adjustment	10,144	11,660	—	1,748	—	23,552
Beginning balance, adjusted	11,578	11,767	—	1,792	—	25,137
Provision for off-balance sheet credit losses	386	2,226	—	220	—	2,832
Ending balance	$11,964	$13,993	$—	$2,012	$—	$27,969

Changes in our reasonable and supportable forecasts of macroeconomic variables, primarily due to the anticipated impact of the on-going COVID-19 pandemic, and other assumptions, resulted in a $12.8 million reduction in the allowance for lending activities during the third quarter of 2020. Changes in the loan portfolio characteristics, including specific impairment and losses, loan balances and risk grading resulted in a $14.5 million increase in the allowance for lending activities.

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each measurement method at September 30, 2020 is as follows (in thousands):

	Collectively Measured for General Allowances		Individually Measured for Specific Allowances		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$13,395,753	$271,122	$169,953	$19,155	$13,565,706	$290,277
Commercial real estate	4,680,748	71,035	12,952	540	4,693,700	71,575
Paycheck protection program	2,097,325	—	—	—	2,097,325	—
Loans to individuals	3,408,321	57,925	38,248	—	3,446,569	57,925
Total	23,582,147	400,082	221,153	19,695	23,803,300	419,777

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

The following table summarizes the Company’s loan portfolio at September 30, 2020 by the risk grade categories and vintage (in thousands):

	Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Energy
Pass	$57,239	$58,923	$93,066	$7,959	$1,131	$6,716	$2,474,328	$—	$2,699,362
Special Mention	—	—	—	—	—	—	465,643	—	465,643
Accruing Substandard	295	—	951	—	14,406	—	409,628	—	425,280
Nonaccrual	1,652	6,541	15,496	—	—	28,349	74,778	—	126,816
Total energy	59,186	65,464	109,513	7,959	15,537	35,065	3,424,377	—	3,717,101
Healthcare
Pass	356,834	619,693	625,047	429,314	241,452	749,439	236,118	—	3,257,897
Special Mention	—	27,500	—	3,019	—	13,393	3,255	—	47,167
Accruing Substandard	—	2,843	1,705	947	143	11,443	—	—	17,081
Nonaccrual	—	18	183	—	—	2,935	509	—	3,645
Total healthcare	356,834	650,054	626,935	433,280	241,595	777,210	239,882	—	3,325,790
Services
Pass	356,443	445,488	406,761	345,936	380,205	758,036	689,917	651	3,383,437
Special Mention	344	11,778	1,734	597	8,415	5,410	10,043	—	38,321
Accruing Substandard	94	8,067	27,957	9,662	2,568	15,185	34,717	—	98,250
Nonaccrual	—	3,420	—	13,898	1,147	6,726	626	—	25,817
Total services	356,881	468,753	436,452	370,093	392,335	785,357	735,303	651	3,545,825
General business
Pass	327,729	446,214	342,469	242,267	126,259	229,142	1,145,429	2,766	2,862,275
Special Mention	—	4,335	13,235	7,126	3,876	3,457	4,782	21	36,832
Accruing Substandard	1,005	15,955	11,316	11,007	7,501	8,526	8,894	4	64,208
Nonaccrual	1,675	3,853	4,865	1,647	787	118	659	71	13,675
Total general business	330,409	470,357	371,885	262,047	138,423	241,243	1,159,764	2,862	2,976,990
Total commercial	1,103,310	1,654,628	1,544,785	1,073,379	787,890	1,838,875	5,559,326	3,513	13,565,706

Commercial real estate:
Pass	578,864	1,184,368	1,021,832	517,976	347,920	780,900	207,440	—	4,639,300
Special Mention	—	—	261	12,326	2,571	8,903	—	—	24,061
Accruing Substandard	—	8,349	—	4,187	—	4,824	27	—	17,387
Nonaccrual	—	—	—	232	6,575	6,145	—	—	12,952
Total commercial real estate	578,864	1,192,717	1,022,093	534,721	357,066	800,772	207,467	—	4,693,700

	Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Paycheck protection program:
Pass	2,097,325	—	—	—	—	—	—	—	2,097,325
Total paycheck protection program	2,097,325	—	—	—	—	—	—	—	2,097,325
Loans to individuals:
Residential mortgage
Pass	414,273	166,795	138,524	157,514	178,830	390,803	341,673	26,129	1,814,541
Special Mention	—	47	1,879	20	—	309	527	12	2,794
Accruing Substandard	—	—	—	—	—	39	159	12	210
Nonaccrual	—	43	1,509	735	2,057	24,431	2,066	758	31,599
Total residential mortgage	414,273	166,885	141,912	158,269	180,887	415,582	344,425	26,911	1,849,144
Residential mortgage guaranteed by U.S. government agencies
Pass	2,385	29,819	29,745	43,690	57,322	214,889	—	—	377,850
Nonaccrual	—	—	404	—	—	5,993	—	—	6,397
Total residential mortgage guaranteed by U.S. government agencies	2,385	29,819	30,149	43,690	57,322	220,882	—	—	384,247
Personal:
Pass	182,066	204,478	79,041	104,217	70,812	98,598	471,503	1,498	1,212,213
Special Mention	42	24	11	53	46	45	1	—	222
Accruing Substandard	—	211	—	265	—	—	15	—	491
Nonaccrual	—	17	49	53	59	44	30	—	252
Total personal	182,108	204,730	79,101	104,588	70,917	98,687	471,549	1,498	1,213,178
Total loans to individuals	598,766	401,434	251,162	306,547	309,126	735,151	815,974	28,409	3,446,569
Total loans	$4,378,265	$3,248,779	$2,818,040	$1,914,647	$1,454,082	$3,374,798	$6,582,767	$31,922	$23,803,300

Nonaccruing Loans

A summary of nonaccruing loans at September 30, 2020 follows (in thousands):

	As of September 30, 2020
	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Energy	$126,816	$86,793	$40,023	$16,504
Healthcare	3,645	3,645	—	—
Services	25,817	20,456	5,361	2,574
General business	13,675	13,177	498	77
Total commercial	169,953	124,071	45,882	19,155

Commercial real estate	12,952	7,584	5,368	540

Loans to individuals:
Residential mortgage	31,599	31,599	—	—
Residential mortgage guaranteed by U.S. government agencies	6,397	6,397	—	—
Personal	252	252	—	—
Total loans to individuals	38,248	38,248	—	—

Total	$221,153	$169,903	$51,250	$19,695

Troubled Debt Restructurings

At September 30, 2020 the Company had $184 million in troubled debt restructurings ("TDRs"), of which $143 million were accruing residential mortgage loans guaranteed by U.S. government agencies, $11 million were nonaccruing energy loans with a related specific allowance of $2.0 million and $19 million were nonaccruing residential mortgage loans with no specific allowance necessary. Approximately $65 million of TDRs were performing in accordance with the modified terms.

At December 31, 2019, the Company had $132 million in TDRs, of which $92 million were accruing residential mortgage loans guaranteed by U.S. government agencies. Approximately $57 million of TDRs were performing in accordance with the modified terms.

TDRs generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. During the three and nine months ended September 30, 2020, $36 million and $76 million of loans were restructured and $6.4 million and $16.1 million of loans designated as TDRs were charged off. During the three and nine months ended September 30, 2019, $6.2 million and $40 million of loans were restructured and $2.5 million and $15.1 million of loans designated as TDRs were charged off.

Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans, as modified for short-term payment deferral forbearance.

A summary of loans currently performing and past due as of September 30, 2020 is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Energy	$3,603,548	$27,064	$—	$86,489	$3,717,101	$—
Healthcare	3,316,556	5,419	—	3,815	3,325,790	171
Services	3,521,644	6,503	5,168	12,510	3,545,825	58
General business	2,955,752	14,002	342	6,894	2,976,990	443
Total commercial	13,397,500	52,988	5,510	109,708	13,565,706	672

Commercial real estate	4,673,416	2,029	532	17,723	4,693,700	4,771

Paycheck protection program	2,097,325	—	—	—	2,097,325	—

Loans to individuals:
Residential mortgage	1,830,005	8,299	1,128	9,712	1,849,144	2,241
Residential mortgage guaranteed by U.S. government agencies	172,678	56,264	34,355	120,950	384,247	117,188
Personal	1,212,488	99	520	71	1,213,178	—
Total loans to individuals	3,215,171	64,662	36,003	130,733	3,446,569	119,429

Total	$23,383,412	$119,679	$42,045	$258,164	$23,803,300	$124,872

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
1Excludes residential mortgage loans guaranteed by agencies of the U.S. government

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit is summarized as follows (in thousands):

	Three Months Ended
	September 30, 2019
	Commercial	Commercial Real Estate	Residential Mortgage	Personal	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$106,397	$54,188	$15,724	$9,388	$16,837	$202,534
Provision for loan losses	9,861	102	(253)	1,911	918	12,539
Loans charged off	(9,875)	—	(56)	(1,776)	—	(11,707)
Recoveries	260	60	119	627	—	1,066
Ending balance	$106,643	$54,350	$15,534	$10,150	$17,755	$204,432
Allowance for off-balance sheet credit losses:
Beginning balance	1,742	116	44	1	—	$1,903
Provision for off-balance sheet credit losses	(536)	(3)	—	—	—	(539)
Ending balance	$1,206	$113	$44	$1	$—	$1,364

Total provision for credit losses	$9,325	$99	$(253)	$1,911	$918	$12,000

	Nine Months Ended
	September 30, 2019
	Commercial	Commercial Real Estate	Residential Mortgage	Personal	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$102,226	$60,026	$17,964	$9,473	$17,768	$207,457
Provision for loan losses	34,740	(10,075)	(2,660)	3,434	(13)	25,426
Loans charged off	(31,728)	(118)	(192)	(4,671)	—	(36,709)
Recoveries	1,405	4,517	422	1,914	—	8,258
Ending balance	$106,643	$54,350	$15,534	$10,150	$17,755	$204,432
Allowance for off-balance sheet credit losses:
Beginning balance	$1,655	$52	$52	$31	$—	$1,790
Provision for off-balance sheet credit losses	(449)	61	(8)	(30)	—	(426)
Ending balance	$1,206	$113	$44	$1	$—	$1,364

Total provision for credit losses	$34,291	$(10,014)	$(2,668)	$3,404	$(13)	$25,000

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	September 30, 2020		December 31, 2019
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$259,076	$268,575	$175,117	$177,703
Residential mortgage loan commitments	560,493	29,224	158,460	5,233
Forward sales contracts	765,994	(2,509)	315,203	(665)
		$295,290		$182,271

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of September 30, 2020 or December 31, 2019. No credit losses were recognized on residential mortgage loans held for sale for the nine month period ended September 30, 2020 and 2019.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Production revenue:
Net realized gains on sale of mortgage loans	$36,300	$8,971	$70,126	$24,838
Net change in unrealized gain (loss) on mortgage loans held for sale	(1,672)	97	6,913	965
Net change in the fair value of mortgage loan commitments	1,593	514	23,991	4,733
Net change in the fair value of forward sales contracts	2,210	4,232	(1,844)	3,015
Total production revenue	38,431	13,814	99,186	33,551
Servicing revenue	13,528	16,366	43,876	48,594
Total mortgage banking revenue	$51,959	$30,180	$143,062	$82,145

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

The following represents a summary of mortgage servicing rights (dollars in thousands):

	September 30, 2020	December 31, 2019
Number of residential mortgage loans serviced for others	111,008	126,828
Outstanding principal balance of residential mortgage loans serviced for others	$17,116,204	$20,727,106
Weighted average interest rate	3.91%	3.98%
Remaining term (in months)	281	289

The following represents activity in capitalized mortgage servicing rights (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning Balance	$97,971	$208,308	$201,886	$259,254
Additions	7,424	9,882	21,330	24,821
Disposals	—	—	(10,801)	—
Change in fair value due to principal payments	(11,192)	(11,936)	(28,971)	(27,600)
Change in fair value due to market assumption changes	3,441	(12,593)	(85,800)	(62,814)
Ending Balance	$97,644	$193,661	$97,644	$193,661

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

Mortgage servicing rights are not traded in active markets. Fair value is determined by discounting the projected net cash flows. Significant market assumptions used to determine fair value based on significant unobservable inputs were as follows:

	September 30, 2020	December 31, 2019
Discount rate – risk-free rate plus a market premium	9.15%	9.81%
Prepayment rate - based upon loan interest rate, original term and loan type	9.90% - 24.02%	8.28% - 16.05%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$69 - $94	$68 - $94
Delinquent loans	$150 - $500	$150 - $500
Loans in foreclosure	$1,000 - $4,000	$1,000 - $4,000
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	0.34%	1.73%
Primary/secondary mortgage rate spread	105 bps	104 bps
Delinquency rate	3.72%	2.73%

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

On August 26, 2016, BOKF, NA was sued in the United States District Court for New Jersey by two bondholders in a putative class action on behalf of all holders of the bonds alleging BOKF, NA participated in the fraudulent sale of securities by the principals. The New Jersey Federal District Action remains stayed with no current deadlines pending. On September 14, 2016, BOKF, NA was sued in the District Court of Tulsa County, Oklahoma by 19 bondholders alleging BOKF, NA participated in the fraudulent sale of securities by the principals. The Tulsa County District Court Action is pending on BOKF, NA’s motion to dismiss the plaintiff's Third Amended Petition.

On January 8, 2020, the New Jersey District Court entered judgment against the principal individual and his wife for $36,805,051 in principal amount and $10,937,831 in pre-judgment interest. On January 19, 2020, the New Jersey Federal District Court formally terminated the Payment Plan. Management is no longer able to conclude that the individual principal and his wife will be successful in paying the obligations they have to pay the bonds in full but such obligations remain and are not dischargeable in bankruptcy. On September 24, 2020, the SEC filed multiple garnishments on entities either related to or holding assets for the debtor. If the individual principal and his wife do not have the financial ability to pay the bonds in full, a bondholder loss could become probable. Management has been advised by counsel that BOKF, NA has valid defenses to claims of bondholders and that no loss to the company is probable. No provision for losses has been made at this time. BOKF, NA estimates that, upon sale of all remaining collateral securing payment of the bonds, approximately $20 million will remain outstanding. A reasonable estimate cannot be made of the amount of any bondholder loss, though the amount of bondholder loss could be material to the company in the event a loss to the company becomes probable.
On March 5, 2018, BOKF, NA was sued in the Fulton, Georgia County District Court by a Wrongful Death Judgment Creditor of one of the operators of a nursing home financed by one of the bonds which are the subject of the litigation discussed above. The judgment is alleged to total approximately $8 million in principal and interest at this time. Plaintiff alleges that BOKF, as Trustee, colluded with the borrower and others to defraud creditors of the nursing home by misleading the public about the solvency of the nursing home. Plaintiff alleges that this conduct has prevented her from collecting on her judgment. On April 19, 2019, the Court granted BOKF, NA's Motion to Dismiss. On May 3, 2019, the plaintiff filed a Motion for Reconsideration which remains pending. BOKF, NA is advised by counsel that BOKF, NA has valid defenses to the plaintiffs’ claims and no loss is probable.

On March 14, 2017, BOKF, NA was sued in the United States District Court for the Northern District of Oklahoma by bondholders in a second putative class action representing a different set of municipal securities. The bondholders in this second action allege two individuals purchased facilities from the principals who are the subject of the SEC New Jersey proceedings by means of the fraudulent sale of $60 million of municipal securities for which BOKF, NA also served as indenture trustee. The bondholders allege BOKF, NA failed to disclose that the seller of the purchased facilities had engaged in the conduct complained of in the New Jersey action. BOKF, NA properly performed all duties as indenture trustee of this second set of municipal securities, timely commenced proceedings against the issuer of the securities when default occurred, is cooperating with the SEC in actions against the two principals, is not a target of the SEC proceedings, and has been advised by counsel that BOKF, NA has valid defenses to the claims of these bondholders. On July 8, 2020, the Court ruled on the motion and dismissed six of Plaintiffs’ seven causes of action. On September 9, 2020 the Court entered a Scheduling Order for proceeding on the remaining claim with a January 18, 2022 trial date. Management is advised by counsel that a loss is not probable and that the loss, if any, cannot be reasonably estimated.

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

At September 30, 2020, the Company has $270 million in interests in various alternative investments generally consisting of unconsolidated limited partnership interests in entities for which investment return is in the form of low income housing tax credits or other investments in merchant banking activities. This investment balance also includes $89 million of unfunded commitments included in Other liabilities on the Consolidated Balance Sheets.

(7) Shareholders' Equity

On November 3, 2020, the Company declared a quarterly cash dividend of $0.52 per common share payable on or about November 24, 2020 to shareholders of record as of November 16, 2020.

Dividends declared were $0.51 and $1.53 per share during the three and nine months ended September 30, 2020 and $0.50 and $1.50 per share during the three and nine months ended September 30, 2019.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Employee Benefit Plans	Total
Balance, Dec. 31, 2018	$(70,999)	$(1,586)	$(72,585)
Net change in unrealized gain (loss)	274,441	—	274,441
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(1,110)	—	(1,110)
Other comprehensive income, before income taxes	273,331	—	273,331
Federal and state income taxes[1]	66,993	—	66,993
Other comprehensive income, net of income taxes	206,338	—	206,338
Balance, September 30, 2019	$135,339	$(1,586)	$133,753

Balance, Dec. 31, 2019	$104,996	$(73)	$104,923
Net change in unrealized gain (loss)	347,985	—	347,985
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(5,571)	—	(5,571)
Other comprehensive income, before income taxes	342,414	—	342,414
Federal and state income taxes[1]	82,167	—	82,167
Other comprehensive income, net of income taxes	260,247	—	260,247
Balance, September 30, 2020	$365,243	$(73)	$365,170
1    Calculated using a 25 percent blended federal and state statutory tax rate.

(8) Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$154,034	$142,231	$280,806	$390,406
Less: Earnings allocated to participating securities	938	875	1,678	2,553
Numerator for basic earnings per share – income available to common shareholders	153,096	141,356	279,128	387,853
Effect of reallocating undistributed earnings of participating securities	—	1	—	1
Numerator for diluted earnings per share – income available to common shareholders	$153,096	$141,357	$279,128	$387,854

Denominator:
Weighted average shares outstanding	70,306,233	71,033,405	70,375,628	71,425,855
Less: Participating securities included in weighted average shares outstanding	428,367	437,098	416,684	472,311
Denominator for basic earnings per common share	69,877,866	70,596,307	69,958,944	70,953,544
Dilutive effect of employee stock compensation plans[1]	1,424	13,617	3,109	15,301
Denominator for diluted earnings per common share	69,879,290	70,609,924	69,962,053	70,968,845

Basic earnings per share	$2.19	$2.00	$3.99	$5.47
Diluted earnings per share	$2.19	$2.00	$3.99	$5.47
[1] Excludes employee stock options with exercise prices greater than current market price.	19,227	—	—	—

(9) Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2020 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$173,248	$15,821	$34,098	$48,583	$271,750
Net interest revenue (expense) from internal sources	(23,302)	17,309	(11,113)	17,106	—
Net interest revenue	149,946	33,130	22,985	65,689	271,750
Provision for credit losses	22,599	79	(51)	(22,627)	—
Net interest revenue after provision for credit losses	127,347	33,051	23,036	88,316	271,750
Other operating revenue	52,021	67,808	111,152	3,178	234,159
Other operating expense	66,846	59,839	82,868	91,712	301,265
Net direct contribution	112,522	41,020	51,320	(218)	204,644
Gain (loss) on financial instruments, net	38	1,540	—	(1,578)	—
Change in fair value of mortgage servicing rights	—	3,441	—	(3,441)	—
Gain (loss) on repossessed assets, net	(4,332)	41	—	4,291	—
Corporate expense allocations	5,172	10,812	9,397	(25,381)	—
Net income before taxes	103,056	35,230	41,923	24,435	204,644
Federal and state income taxes	27,959	8,974	10,711	2,908	50,552
Net income	75,097	26,256	31,212	21,527	154,092
Net income attributable to non-controlling interests	—	—	—	58	58
Net income attributable to BOK Financial Corp. shareholders	$75,097	$26,256	$31,212	$21,469	$154,034

Average assets	$28,000,183	$9,898,119	$16,206,522	$(5,171,057)	$48,933,767

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2020 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$549,464	$60,492	$82,823	$118,435	$811,214
Net interest revenue (expense) from internal sources	(103,002)	55,840	(14,054)	61,216	—
Net interest revenue	446,462	116,332	68,769	179,651	811,214
Provision for credit losses	53,241	1,870	(188)	174,169	229,092
Net interest revenue after provision for credit losses	393,221	114,462	68,957	5,482	582,122
Other operating revenue	138,139	190,062	315,707	3,263	647,171
Other operating expense	190,531	173,568	241,627	259,550	865,276
Net direct contribution	340,829	130,956	143,037	(250,805)	364,017
Gain (loss) on financial instruments, net	135	95,660	7	(95,802)	—
Change in fair value of mortgage servicing rights	—	(85,800)	—	85,800	—
Gain (loss) on repossessed assets, net	(4,132)	81	—	4,051	—
Corporate expense allocations	19,514	32,111	25,866	(77,491)	—
Net income before taxes	317,318	108,786	117,178	(179,265)	364,017
Federal and state income taxes	86,254	27,709	29,999	(60,307)	83,655
Net income	231,064	81,077	87,179	(118,958)	280,362
Net income (loss) attributable to non-controlling interests	—	—	—	(444)	(444)
Net income attributable to BOK Financial Corp. shareholders	$231,064	$81,077	$87,179	$(118,514)	$280,806

Average assets	$26,759,150	$9,889,690	$14,888,623	$(3,397,417)	$48,140,046

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2019 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$243,944	$27,580	$12,343	$(4,771)	$279,096
Net interest revenue (expense) from internal sources	(64,984)	20,882	10,723	33,379	—
Net interest revenue	178,960	48,462	23,066	28,608	279,096
Provision for credit losses	9,505	1,841	(42)	696	12,000
Net interest revenue after provision for credit losses	169,455	46,621	23,108	27,912	267,096
Other operating revenue	48,832	51,221	89,160	(2,763)	186,450
Other operating expense	69,127	59,699	71,619	78,847	279,292
Net direct contribution	149,160	38,143	40,649	(53,698)	174,254
Gain (loss) on financial instruments, net	28	8,339	—	(8,367)	—
Change in fair value of mortgage servicing rights	—	(12,593)	—	12,593	—
Gain (loss) on repossessed assets, net	802	214	—	(1,016)	—
Corporate expense allocations	11,772	11,776	9,416	(32,964)	—
Net income before taxes	138,218	22,327	31,233	(17,524)	174,254
Federal and state income taxes	37,232	5,687	8,027	(18,550)	32,396
Net income	100,986	16,640	23,206	1,026	141,858
Net income (loss) attributable to non-controlling interests	—	—	—	(373)	(373)
Net income attributable to BOK Financial Corp. shareholders	$100,986	$16,640	$23,206	$1,399	$142,231

Average assets	$23,973,925	$9,827,130	$10,391,225	$(611,932)	$43,580,348

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2019 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other[1]	BOK Financial Consolidated
Net interest revenue from external sources	$699,239	$75,353	$51,054	$16,984	$842,630
Net interest revenue (expense) from internal sources	(185,235)	76,925	27,213	81,097	—
Net interest revenue	514,004	152,278	78,267	98,081	842,630
Provision for credit losses	27,574	4,654	(209)	(7,019)	25,000
Net interest revenue after provision for credit losses	486,430	147,624	78,476	105,100	817,630
Other operating revenue	128,055	142,780	248,591	(3,641)	515,785
Other operating expense	183,169	171,214	202,579	286,624	843,586
Net direct contribution	431,316	119,190	124,488	(185,165)	489,829
Gain (loss) on financial instruments, net	67	43,416	—	(43,483)	—
Change in fair value of mortgage servicing rights	—	(62,814)	—	62,814	—
Gain (loss) on repossessed assets, net	455	409	—	(864)	—
Corporate expense allocations	31,880	35,369	26,943	(94,192)	—
Net income before taxes	399,958	64,832	97,545	(72,506)	489,829
Federal and state income taxes	107,171	16,513	25,076	(48,834)	99,926
Net income	292,787	48,319	72,469	(23,672)	389,903
Net income (loss) attributable to non-controlling interests	—	—	—	(503)	(503)
Net income attributable to BOK Financial Corp. shareholders	$292,787	$48,319	$72,469	$(23,169)	$390,406

Average assets	$22,288,960	$9,142,491	$9,860,427	$88,371	$41,380,249
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

Fees and commissions revenue by reportable segment and primary service line is as follows for the three months ended September 30, 2020.

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$46,890	$(1)	$46,889	$46,889	$—
Customer hedging revenue	7,999	—	123	520	8,642	8,642	—
Retail brokerage revenue	—	—	3,787	—	3,787	—	3,787
Insurance brokerage revenue	—	—	3,124	—	3,124	—	3,124
Investment banking revenue	2,314	—	4,770	—	7,084	2,280	4,804
Brokerage and trading revenue	10,313	—	58,694	519	69,526	57,811	11,715
TransFund EFT network revenue	18,840	913	(14)	2	19,741	—	19,741
Merchant services revenue	3,019	19	—	—	3,038	—	3,038
Corporate card revenue	583	—	21	82	686	—	686
Transaction card revenue	22,442	932	7	84	23,465	—	23,465
Personal trust revenue	—	—	20,130	—	20,130	—	20,130
Corporate trust revenue	—	—	4,613	—	4,613	—	4,613
Institutional trust & retirement plan services revenue	—	—	11,030	—	11,030	—	11,030
Investment management services and other revenue	—	—	4,198	(40)	4,158	—	4,158
Fiduciary and asset management revenue	—	—	39,971	(40)	39,931	—	39,931
Commercial account service charge revenue	11,209	419	572	—	12,200	—	12,200
Overdraft fee revenue	32	5,411	16	4	5,463	—	5,463
Check card revenue	—	5,565	—	—	5,565	—	5,565
Automated service charge and other deposit fee revenue	27	1,007	24	—	1,058	—	1,058
Deposit service charges and fees	11,268	12,402	612	4	24,286	—	24,286
Mortgage production revenue	—	38,431	—	—	38,431	38,431	—
Mortgage servicing revenue	—	13,952	—	(424)	13,528	13,528	—
Mortgage banking revenue	—	52,383	—	(424)	51,959	51,959	—
Other revenue	6,062	2,257	12,371	(6,992)	13,698	10,427	3,271
Total fees and commissions revenue	$50,085	$67,974	$111,655	$(6,849)	$222,865	$120,197	$102,668
1     Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.
2    In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the nine months ended September 30, 2020.

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$125,189	$—	$125,189	$125,189	$—
Customer hedging revenue	17,417	—	321	368	18,106	18,106	—
Retail brokerage revenue	—	—	11,524	—	11,524	—	11,524
Insurance brokerage revenue	—	—	10,066	—	10,066	—	10,066
Investment banking revenue	5,325	—	12,117	—	17,442	4,959	12,483
Brokerage and trading revenue	22,742	—	159,217	368	182,327	148,254	34,073
TransFund EFT network revenue	56,699	2,300	(42)	4	58,961	—	58,961
Merchant services revenue	7,554	46	—	—	7,600	—	7,600
Corporate card revenue	1,588	—	55	82	1,725	—	1,725
Transaction card revenue	65,841	2,346	13	86	68,286	—	68,286
Personal trust revenue	—	—	62,460	—	62,460	—	62,460
Corporate trust revenue	—	—	15,579	—	15,579	—	15,579
Institutional trust & retirement plan services revenue	—	—	33,510	—	33,510	—	33,510
Investment management services and other revenue	—	—	14,220	(123)	14,097	—	14,097
Fiduciary and asset management revenue	—	—	125,769	(123)	125,646	—	125,646
Commercial account service charge revenue	33,317	1,218	1,715	—	36,250	—	36,250
Overdraft fee revenue	101	16,223	54	7	16,385	—	16,385
Check card revenue	—	15,916	—	—	15,916	—	15,916
Automated service charge and other deposit fee revenue	285	3,572	54	—	3,911	—	3,911
Deposit service charges and fees	33,703	36,929	1,823	7	72,462	—	72,462
Mortgage production revenue	—	99,186	—	—	99,186	99,186	—
Mortgage servicing revenue	—	45,158	—	(1,282)	43,876	43,876	—
Mortgage banking revenue	—	144,344	—	(1,282)	143,062	143,062	—
Other revenue	15,773	6,609	29,471	(14,367)	37,486	27,805	9,681
Total fees and commissions revenue	$138,059	$190,228	$316,293	$(15,311)	$629,269	$319,121	$310,148
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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the nine months ended September 30, 2020 and 2019, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the nine months ended September 30, 2020 and 2019 are included in the summary of changes in recurring fair values measured using unobservable inputs.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at September 30, 2020 or December 31, 2019.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of September 30, 2020 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government agency debentures	$5,181	$—	$5,181	$—
Residential agency mortgage-backed securities	2,150,759	—	2,150,759	—
Municipal and other tax-exempt securities	30,533	—	30,533	—
Other trading securities	59,007	—	59,007	—
Total trading securities	2,245,480	—	2,245,480	—
Available for sale securities:
U.S. Treasury	509	509	—	—
Municipal and other tax-exempt securities	51,601	—	51,601	—
Residential agency mortgage-backed securities	9,384,998	—	9,384,998	—
Residential non-agency mortgage-backed securities	34,873	—	34,873	—
Commercial agency mortgage-backed securities	3,334,409	—	3,334,409	—
Other debt securities	10,879	—	10,407	472
Total available for sale securities	12,817,269	509	12,816,288	472
Fair value option securities – Residential agency mortgage-backed securities	134,756	—	134,756	—
Residential mortgage loans held for sale	295,290	—	286,785	8,505
Mortgage servicing rights[1]	97,644	—	—	97,644
Derivative contracts, net of cash collateral[2]	593,568	11,713	581,855	—
Liabilities:
Derivative contracts, net of cash collateral[2]	446,328	—	446,328	—
1A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 5, Mortgage Banking Activities.
2See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts in asset positions that were valued based on quoted prices in active markets for identical instruments (Level 1) are primarily exchange-traded interest rate derivative contracts. Derivative contracts in liability positions that were valued using quoted prices in active markets for identical instruments are exchange-traded interest rate, energy and agricultural derivative contracts, fully offset by cash margin.

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

The following represents the changes for the three and nine months ended September 30, 2020 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for sale - Other debt securities	Residential mortgage loans held for sale
Balance, June 30, 2020	$472	$9,685
Transfer to Level 3 from Level 2[1]	—	304
Purchases	—	—
Proceeds from sales	—	(1,612)
Redemptions and distributions	—	—
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	128
Other comprehensive income (loss):
Net change in unrealized gain (loss)	—	—
Balance, September 30, 2020	$472	$8,505
1     Recurring transfers to Level 3 from Level 2 consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards.

	Available for sale - Other debt securities	Residential mortgage loans held for sale
Balance, December 31, 2019	$472	$8,313
Transfer to Level 3 from Level 2[1]	—	3,896
Purchases	—	—
Proceeds from sales	—	(3,200)
Redemptions and distributions	—	—
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	(504)
Other comprehensive income (loss):
Net change in unrealized gain (loss)	—	—
Balance, September 30, 2020	$472	$8,505
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

A summary of quantitative information about assets measured at fair value on a recurring basis using Significant Unobservable Inputs (Level 3) as of September 30, 2020 follows (in thousands):

	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities – Other debt securities	$472	Discounted cash flows	[1]	Interest rate spread	5.61%-5.61% (5.61%)	[3]
					94.32%-94.32% (94.32%)	[2]
Residential mortgage loans held for sale	8,505	Quoted prices of loans sold in securitization transactions, with a liquidity discount applied		Liquidity discount applied to the market value of mortgage loans qualifying for sale to U.S. government agencies.	90.24%
1Discounted cash flows developed using discount rates primarily based on reference to interest rate spreads for comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies, adjusted for lack of trading volume.
2Represents fair value as a percentage of par value.
3Interest rate yields used to value investment grade taxable securities based on comparable short-term taxable securities which are generally yielding less than 2 percent.

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at September 30, 2020 for which the fair value was adjusted during the nine months ended September 30, 2020:

				Fair Value Adjustments for the
	Carrying Value at September 30, 2020			Three Months Ended Sept. 30, 2020 Recognized in:		Nine Months Ended Sept. 30, 2020 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses (gains) and operating expenses of repossessed assets	Gross charge-offs against allowance for loan losses	Net losses (gains) and operating expenses of repossessed assets
Nonaccruing loans	$—	$396	$13,001	$6,371	$—	$28,624	$—
Real estate and other repossessed assets	—	16,828	2,993	—	(4,370)	—	(4,452)

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at September 30, 2019 for which the fair value was adjusted during the nine months ended September 30, 2019:

				Fair Value Adjustments for the
	Carrying Value at September 30, 2019			Three Months Ended Sept. 30, 2019 Recognized in:		Nine Months Ended Sept. 30, 2019 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses (gains) and operating expenses of repossessed assets	Gross charge-offs against allowance for loan losses	Net losses (gains) and operating expenses of repossessed assets
Nonaccruing loans	$—	$79	$9,810	$2,644	$—	$13,868	$—
Real estate and other repossessed assets	—	5,044	936	—	(979)	—	(532)

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of September 30, 2020 follows (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$13,001	Discounted cash flows	Management knowledge of industry and non-real estate collateral including but not limited to recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	0% - 73% (18%)[1]
Real estate and other repossessed assets	2,993	Discounted cash flows	Management knowledge of industry and non-real estate collateral including but not limited to recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	N/A
1 Represents fair value as a percentage of the unpaid principal balance.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of September 30, 2019 follows (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$9,810	Discounted cash flows	Management knowledge of industry and non-real estate collateral including but not limited to recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	8% - 76% (28%)[1]
Real estate and other repossessed assets	936	Appraised value, as adjusted	Marketability adjustments off appraised value[2]	75% - 89% (85%)
1 Represents fair value as a percentage of the unpaid principal balance.
2    Marketability adjustments include consideration of estimated costs to sell which is approximately 10% of the fair value.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of September 30, 2020 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$658,612	$658,612	$658,612	$—	$—
Interest-bearing cash and cash equivalents	347,759	347,759	347,759	—	—
Trading securities:
U.S. government agency debentures	5,181	5,181	—	5,181	—
Residential agency mortgage-backed securities	2,150,759	2,150,759	—	2,150,759	—
Municipal and other tax-exempt securities	30,533	30,533	—	30,533	—
Other trading securities	59,007	59,007	—	59,007	—
Total trading securities	2,245,480	2,245,480	—	2,245,480	—
Investment securities:
Municipal and other tax-exempt securities	76,109	80,368	—	80,368	—
Residential agency mortgage-backed securities	9,317	10,219	—	10,219	—
Other debt securities	171,314	194,342	—	7,376	186,966
Total investment securities	256,740	284,929	—	97,963	186,966
Allowance for credit losses	(739)	—	—	—	—
Investment securities, net of allowance	256,001	284,929	—	97,963	186,966
Available for sale securities:
U.S. Treasury	509	509	509	—	—
Municipal and other tax-exempt securities	51,601	51,601	—	51,601	—
Residential agency mortgage-backed securities	9,384,998	9,384,998	—	9,384,998	—
Residential non-agency mortgage-backed securities	34,873	34,873	—	34,873	—
Commercial agency mortgage-backed securities	3,334,409	3,334,409	—	3,334,409	—
Other debt securities	10,879	10,879	—	10,407	472
Total available for sale securities	12,817,269	12,817,269	509	12,816,288	472
Fair value option securities – Residential agency mortgage-backed securities	134,756	134,756	—	134,756	—
Residential mortgage loans held for sale	295,290	295,290	—	286,785	8,505
Loans:
Commercial	13,565,706	13,500,846	—	—	13,500,846
Commercial real estate	4,693,700	4,673,857	—	—	4,673,857
Paycheck protection program	2,097,325	2,070,466	—	—	2,070,466
Loans to individuals	3,446,569	3,452,042	—	—	3,452,042
Total loans	23,803,300	23,697,211	—	—	23,697,211
Allowance for loan losses	(419,777)	—	—	—	—
Loans, net of allowance	23,383,523	23,697,211	—	—	23,697,211
Mortgage servicing rights	97,644	97,644	—	—	97,644
Derivative instruments with positive fair value, net of cash collateral	593,568	593,568	11,713	581,855	—
Deposits with no stated maturity	32,965,027	32,965,027	—	—	32,965,027
Time deposits	2,007,973	2,019,474	—	—	2,019,474
Other borrowed funds	3,745,081	3,741,686	—	—	3,741,686
Subordinated debentures	275,986	269,083	—	269,083	—
Derivative instruments with negative fair value, net of cash collateral	446,328	446,328	—	446,328	—

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

(12) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on September 30, 2020 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Nine-Month Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Nine Months Ended
	September 30, 2020			September 30, 2019
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$631,203	$2,672	0.57%	$524,603	$9,879	2.52%
Trading securities	1,798,767	32,094	2.41%	1,806,438	48,945	3.66%
Investment securities	270,018	9,689	4.78%	326,489	10,917	4.46%
Available for sale securities	12,243,049	200,519	2.29%	9,695,550	184,409	2.60%
Fair value option securities	987,145	17,804	2.39%	1,019,182	23,448	3.10%
Restricted equity securities	281,986	8,687	4.11%	428,973	20,419	6.35%
Residential mortgage loans held for sale	210,484	4,848	3.15%	180,367	5,308	3.93%
Loans	23,386,976	681,469	3.89%	22,063,499	867,722	5.26%
Allowance for loan losses	(353,574)			(204,430)
Loans, net of allowance	23,033,402	681,469	3.95%	21,859,069	867,722	5.31%
Total earning assets	39,456,054	957,782	3.29%	35,840,671	1,171,047	4.40%
Receivable on unsettled securities sales	4,080,342			1,470,217
Cash and other assets	4,602,974			4,069,361
Total assets	$48,139,370			$41,380,249
Liabilities and equity
Interest-bearing deposits:
Transaction	$17,990,429	$53,377	0.40%	$12,529,517	$95,957	1.02%
Savings	642,773	298	0.06%	552,535	523	0.13%
Time	2,318,101	24,887	1.43%	2,204,517	31,037	1.88%
Total interest-bearing deposits	20,951,303	78,562	0.50%	15,286,569	127,517	1.12%
Funds purchased and repurchase agreements	4,133,243	14,079	0.45%	2,405,981	36,791	2.04%
Other borrowings	4,480,085	35,558	1.06%	7,450,707	143,804	2.58%
Subordinated debentures	275,954	10,567	5.11%	276,129	11,359	5.50%
Total interest-bearing liabilities	29,840,585	138,766	0.62%	25,419,386	319,471	1.68%
Non-interest bearing demand deposits	10,887,775			9,876,418
Due on unsettled securities purchases	1,123,319			674,909
Other liabilities	1,239,723			789,256
Total equity	5,047,968			4,620,280
Total liabilities and equity	$48,139,370			$41,380,249
Tax-equivalent Net Interest Revenue		$819,016	2.67%		$851,576	2.72%
Tax-equivalent Net Interest Revenue to Earning Assets			2.81%			3.20%
Less tax-equivalent adjustment		7,802			8,946
Net Interest Revenue		811,214			842,630
Provision for credit losses		229,092			25,000
Other operating revenue		647,171			515,785
Other operating expense		865,276			843,586
Income before taxes		364,017			489,829
Federal and state income taxes		83,655			99,926
Net income		280,362			389,903
Net income (loss) attributable to non-controlling interests		(444)			(503)
Net income attributable to BOK Financial Corp. shareholders		$280,806			$390,406
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$3.99			$5.47
Diluted		$3.99			$5.47
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

Quarterly Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Three Months Ended
	September 30, 2020			June 30, 2020
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$553,070	$167	0.12%	$619,737	$112	0.07%
Trading securities	1,834,160	8,766	1.92%	1,871,647	11,473	2.46%
Investment securities, net of allowance	258,965	3,141	4.85%	268,947	3,210	4.77%
Available for sale securities	12,580,850	62,433	2.11%	12,480,065	68,358	2.29%
Fair value option securities	387,784	1,986	1.92%	786,757	4,110	2.00%
Restricted equity securities	144,415	913	2.53%	273,922	1,880	2.75%
Residential mortgage loans held for sale	213,125	1,585	3.01%	288,588	2,140	3.10%
Loans	24,110,463	218,125	3.60%	24,099,492	217,731	3.63%
Allowance for loan losses	(441,831)			(367,583)
Loans, net of allowance	23,668,632	218,125	3.67%	23,731,909	217,731	3.69%
Total earning assets	39,641,001	297,116	3.04%	40,321,572	309,014	3.12%
Receivable on unsettled securities sales	4,563,301			4,626,307
Cash and other assets	4,727,453			4,809,152
Total assets	$48,931,755			$49,757,031
Liabilities and equity
Interest-bearing deposits:
Transaction	$19,752,106	$8,199	0.17%	$18,040,170	$9,321	0.21%
Savings	707,121	88	0.05%	656,669	84	0.05%
Time	2,251,012	6,371	1.13%	2,464,793	8,340	1.36%
Total interest-bearing deposits	22,710,239	14,658	0.26%	21,161,632	17,745	0.34%
Funds purchased and repurchase agreements	2,782,150	1,199	0.17%	5,816,484	2,042	0.14%
Other borrowings	3,382,688	3,657	0.43%	3,527,303	4,954	0.56%
Subordinated debentures	275,980	3,395	4.89%	275,949	3,539	5.16%
Total interest-bearing liabilities	29,151,057	22,909	0.31%	30,781,368	28,280	0.37%
Non-interest bearing demand deposits	11,929,694			11,489,322
Due on unsettled securities purchases	1,516,880			887,973
Other liabilities	1,171,064			1,526,754
Total equity	5,163,060			5,071,614
Total liabilities and equity	$48,931,755			$49,757,031
Tax-equivalent Net Interest Revenue		$274,207	2.73%		$280,734	2.75%
Tax-equivalent Net Interest Revenue to Earning Assets			2.81%			2.83%
Less tax-equivalent adjustment		2,457			2,630
Net Interest Revenue		271,750			278,104
Provision for credit losses		—			135,321
Other operating revenue		234,159			232,693
Other operating expense		301,265			295,387
Income before taxes		204,644			80,089
Federal and state income taxes		50,552			15,803
Net income		154,092			64,286
Net income (loss) attributable to non-controlling interests		58			(407)
Net income attributable to BOK Financial Corp. shareholders		$154,034			$64,693
Earnings Per Average Common Share Equivalent:
Basic		$2.19			$0.92
Diluted		$2.19			$0.92
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

Three Months Ended
March 31, 2020			December 31, 2019			September 30, 2019
Average Balance	Revenue /Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate

$721,659	$2,393	1.33%	$573,203	$2,335	1.62%	$500,823	$3,050	2.42%
1,690,104	11,855	2.89%	1,672,426	13,015	3.19%	1,696,568	14,546	3.49%
282,265	3,338	4.73%	298,567	3,500	4.69%	308,090	3,434	4.46%
11,664,521	69,728	2.48%	11,333,524	69,692	2.52%	10,747,439	67,640	2.60%
1,793,480	11,708	2.67%	1,521,528	9,488	2.62%	1,553,879	10,708	2.79%
429,133	5,894	5.49%	479,687	6,441	5.37%	476,781	7,558	6.34%
129,708	1,123	3.50%	203,535	1,797	3.55%	203,319	1,891	3.73%
21,943,023	245,613	4.50%	22,236,000	266,315	4.75%	22,412,918	289,316	5.12%
(250,338)			(205,417)			(201,714)
21,692,685	245,613	4.55%	22,030,583	266,315	4.80%	22,211,204	289,316	5.17%
38,403,555	351,652	3.73%	38,113,053	372,583	3.93%	37,698,103	398,143	4.25%
3,046,111			1,973,604			1,742,794
4,270,952			4,126,697			4,139,451
$45,720,618			$44,213,354			$43,580,348

$16,159,654	$35,857	0.89%	$14,685,385	$36,897	1.00%	$13,131,542	$35,713	1.08%
563,821	126	0.09%	554,605	154	0.11%	557,122	190	0.14%
2,239,234	10,176	1.83%	2,247,717	10,970	1.94%	2,251,800	11,014	1.94%
18,962,709	46,159	0.98%	17,487,707	48,021	1.09%	15,940,464	46,917	1.17%
3,815,941	10,838	1.14%	4,120,610	16,212	1.56%	3,106,163	15,731	2.01%
6,542,325	26,947	1.66%	6,247,194	31,621	2.01%	8,125,023	49,650	2.42%
275,932	3,633	5.30%	275,916	3,754	5.40%	275,900	3,813	5.48%
29,596,907	87,577	1.19%	28,131,427	99,608	1.40%	27,447,550	116,111	1.68%
9,232,859			9,612,533			9,759,710
960,780			784,174			745,893
1,022,106			837,732			847,195
4,907,966			4,847,488			4,780,000
$45,720,618			$44,213,354			$43,580,348
	$264,075	2.54%		$272,975	2.53%		$282,032	2.57%
		2.80%			2.88%			3.01%
	2,715			2,726			2,936
	261,360			270,249			279,096
	93,771			19,000			12,000
	180,319			178,585			186,450
	268,624			288,795			279,292
	79,284			141,039			174,254
	17,300			30,257			32,396
	61,984			110,782			141,858
	(95)			430			(373)
	$62,079			$110,352			$142,231

	$0.88			$1.56			$2.00
	$0.88			$1.56			$2.00

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	Sept. 30, 2020	June 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019

Interest revenue	$294,659	$306,384	$348,937	$369,857	$395,207
Interest expense	22,909	28,280	87,577	99,608	116,111
Net interest revenue	271,750	278,104	261,360	270,249	279,096
Provision for credit losses	—	135,321	93,771	19,000	12,000
Net interest revenue after provision for credit losses	271,750	142,783	167,589	251,249	267,096
Other operating revenue
Brokerage and trading revenue	69,526	62,022	50,779	43,843	43,840
Transaction card revenue	23,465	22,940	21,881	22,548	22,015
Fiduciary and asset management revenue	39,931	41,257	44,458	45,021	43,621
Deposit service charges and fees	24,286	22,046	26,130	27,331	28,837
Mortgage banking revenue	51,959	53,936	37,167	25,396	30,180
Other revenue	13,698	11,479	12,309	15,283	17,626
Total fees and commissions	222,865	213,680	192,724	179,422	186,119
Other gains (losses), net	6,265	6,768	(10,741)	(1,649)	4,544
Gain (loss) on derivatives, net	2,354	21,885	18,420	(4,644)	3,778
Gain (loss) on fair value option securities, net	(754)	(14,459)	68,393	(8,328)	4,597
Change in fair value of mortgage servicing rights	3,441	(761)	(88,480)	9,297	(12,593)
Gain (loss) on available for sale securities, net	(12)	5,580	3	4,487	5
Total other operating revenue	234,159	232,693	180,319	178,585	186,450
Other operating expense
Personnel	179,860	176,235	156,181	168,422	162,573
Business promotion	2,633	1,935	6,215	8,787	8,859
Charitable contributions to BOKF Foundation	—	3,000	—	2,000	—
Professional fees and services	14,074	12,161	12,948	13,408	12,312
Net occupancy and equipment	28,111	30,675	26,061	26,316	27,558
Insurance	5,848	5,156	4,980	5,393	4,220
Data processing and communications	34,751	32,942	32,743	31,884	31,915
Printing, postage and supplies	3,482	3,502	4,272	3,700	3,825
Net losses and operating expenses of repossessed assets	6,244	1,766	1,531	2,403	1,728
Amortization of intangible assets	5,071	5,190	5,094	5,225	5,064
Mortgage banking costs	15,803	15,598	10,545	14,259	14,975
Other expense	5,388	7,227	8,054	6,998	6,263
Total other operating expense	301,265	295,387	268,624	288,795	279,292
Net income before taxes	204,644	80,089	79,284	141,039	174,254
Federal and state income taxes	50,552	15,803	17,300	30,257	32,396
Net income	154,092	64,286	61,984	110,782	141,858
Net income (loss) attributable to non-controlling interests	58	(407)	(95)	430	(373)
Net income attributable to BOK Financial Corporation shareholders	$154,034	$64,693	$62,079	$110,352	$142,231

Earnings per share:
Basic	$2.19	$0.92	$0.88	$1.56	$2.00
Diluted	$2.19	$0.92	$0.88	$1.56	$2.00
Average shares used in computation:
Basic	69,877,866	69,876,043	70,123,685	70,295,899	70,596,307
Diluted	69,879,290	69,877,467	70,130,166	70,309,644	70,609,924

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2020.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1 to July 31, 2020	—	$—	—	3,691,287
August 1 to August 31, 2020	—	$—	—	3,691,287
September 1 to September 30, 2020	—	$—	—	3,691,287
Total	—		—
1On April 30, 2019, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock. As of September 30, 2020, the Company had repurchased 1,308,713 shares under this plan. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations and other factors.
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

Items 3, 4 and 5 are not applicable and have been omitted.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOK FINANCIAL CORPORATION
(Registrant)

Date:        November 3, 2020

/s/ Steven E. Nell
Steven E. Nell
Executive Vice President and
Chief Financial Officer

/s/ John C. Morrow
John C. Morrow
Senior Vice President and
Chief Accounting Officer