Form 10-K
period 2020-12-31
BOK FINANCIAL CORP
filed 2021-02-24
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

The aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates is approximately $1.8 billion (based on the June 30, 2020 closing price of Common Stock of $56.44 per share). As of January 31, 2021, there were 69,577,615 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders.

BOK Financial Corporation
Form 10-K
Year Ended December 31, 2020

PART I

ITEM 1.   BUSINESS

General

Developments relating to individual aspects of the business of BOK Financial Corporation ("BOK Financial" or "the Company") are described below. Additional discussion of the Company’s activities during the current year appears within Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Description of Business

BOK Financial is a financial holding company incorporated in the state of Oklahoma in 1990 whose activities are governed by the Bank Holding Company Act of 1956 ("BHCA"), as amended by the Financial Services Modernization Act or Gramm-Leach-Bliley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). BOK Financial offers full service banking in Oklahoma, Texas, New Mexico, Northwest Arkansas, Colorado, Arizona, and Kansas/Missouri. At December 31, 2020, the Company reported total consolidated assets of $47 billion.

BOKF, NA is a wholly owned subsidiary bank of BOK Financial. BOKF, NA operates TransFund, Cavanal Hill Investment Management and BOK Financial Asset Management, Inc. BOKF, NA operates banking divisions across eight states: Bank of Albuquerque, Bank of Oklahoma, Bank of Texas and BOK Financial in Arizona, Arkansas, Colorado, Kansas and Missouri; as well as having limited purpose offices in Nebraska, Wisconsin and Connecticut. Other wholly owned subsidiaries of BOK Financial include BOK Financial Securities, Inc., a broker/dealer that primarily engages in retail and institutional securities sales and municipal bond underwriting; BOK Financial Private Wealth, Inc., an investment adviser to high net worth clients; and BOK Financial Insurance, Inc., a broker providing insurance services. Other non-bank subsidiary operations do not have a significant effect on the Company’s financial statements.

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

Our primary focus is to provide a comprehensive range of nationally competitive financial products and services in a personalized and responsive manner. Products and services include loans and deposits, cash management services, fiduciary and insurance services, mortgage banking and brokerage and trading services to middle-market businesses, financial institutions and consumers. Commercial banking represents a significant part of our business. Our credit culture emphasizes building relationships by making high quality loans and providing a full range of financial products and services to our customers. We offer derivative products that enable mortgage banking customers to manage their production risks and our energy financing expertise enables us to offer commodity derivatives for customers to use in their risk management. Our diversified base of revenue sources is designed to generate returns in a range of economic situations. Historically, fees and commissions provide 39% to 48% of our total revenue. Approximately 42% of our revenue came from fees and commissions in 2020.

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

Operating Segments

BOK Financial operates three principal lines of business: Commercial Banking, Consumer Banking and Wealth Management. Commercial Banking includes lending, treasury and cash management services and customer commodity risk management products for small businesses, middle market and larger commercial customers. Commercial Banking also includes the TransFund electronic funds network. Consumer Banking includes retail lending and deposit services, lending and deposit services to small business customers served through the retail branch network and all mortgage loan origination and servicing activities. Wealth Management engages in brokerage and trading activities, mainly related to providing liquidity to the mortgage markets through trading of U.S. government agency mortgage-backed securities and related derivative contracts. Wealth Management also provides fiduciary services, private bank services, investment advisory services and insurance services in all markets. Additionally, Wealth Management underwrites state and municipal securities. Discussion of these principal lines of business appears within the Lines of Business section of "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Competition

BOK Financial and its operating segments face competition from other banks, thrifts, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies, financial technology firms, government agencies, mortgage brokers and insurance companies. The Company competes largely on the basis of customer services, interest rates on loans and deposits, lending limits and customer convenience. Some operating segments face competition from institutions that are not as closely regulated as banks, and therefore are not limited by the same capital requirements and other restrictions. All market share information presented below is based upon share of deposits in specified areas according to the Federal Deposit Insurance Corporation ("FDIC") as of June 30, 2020.

We are the largest financial institution in the state of Oklahoma with 16% of the state’s total deposits. We have 38% and 10% of the market share in the Tulsa and Oklahoma City areas, respectively. We compete with two banks that have operations nationwide and have greater access to funds at lower costs, higher lending limits, and greater access to technology resources. We also compete with regional and locally-owned banks in both the Tulsa and Oklahoma City areas, as well as in every other community in which we do business throughout the state.

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

Human Capital Management and Practices

In order to continue leading the financial industry as a provider of sophisticated solutions to businesses, institutions and individuals across the country, it is crucial that we attract, develop and retain top talent. To facilitate talent attraction and retention, we strive to make BOK Financial an inclusive workplace with opportunities for our employees to grow and develop in their careers. We support our employees with strong compensation, benefits, and wellness programs. We also work to build connections between our employees and our communities. “Actively advancing the communities we serve” is one of our core values. Those familiar with BOK Financial will recognize the generosity of our employees in our communities as one of the hallmarks of our culture, and a source of pride as we live out our purpose statement of “Achieving More Together”.

As of December 31, 2020, BOK Financial and its subsidiaries employed approximately 4,915 full-time and part-time employees, the majority of which are full-time employees. None of the Company’s employees are represented by collective bargaining agreements. Management considers its employee relations to be good. Our employees are distributed over our eight state footprint, to include: Oklahoma, Texas, Arkansas, Kansas, Missouri, Colorado, New Mexico and Arizona. As of year-end 2020, our voluntary turnover rate was 10.5%, well below the financial services industry benchmark of 14%+ for voluntary turnover.

Response to COVID-19

Related to the COVID-19 pandemic, we implemented protocols that we determined were in the best interest of our employees to ensure operational continuity and employee safety. We moved a majority of our employees to a work-from-home status and implemented additional safety measures for employees continuing critical on-site operations. In addition, we implemented enhanced compensation and benefits offerings for employees and their families throughout the year.

Diversity and Inclusion Efforts

We believe that our organization should reflect the diversity of the communities we serve. We also recognize that in order for a diverse workforce to thrive, we must prioritize inclusion efforts. The following categories represent areas of focus for Diversity & Inclusion: community engagement, senior leader engagement, Communities of Practice, diverse recruiting practices and education.

Community Engagement

In 2020, the company and our BOKF Foundation gave a combined $6.2 million to organizations making a difference in our communities. Our employees donated more than 12,000 volunteer hours and more than 250 employees served on 320 nonprofit boards. Over the past ten years, we have committed nearly $565 million in loan funding to support affordable housing projects and nearly $305 million in affordable housing investments.

Senior Leader Engagement

Our Diversity & Inclusion Council is led by our CEO and President, Steve Bradshaw, and includes other members of the executive leadership team, as well as senior leaders throughout our footprint. As an organization, we joined the ‘CEO Action for Diversity and Inclusion’ Pledge. The pledge outlines our commitment to cultivating a trusting environment where all ideas are welcomed, and employees feel comfortable and empowered to have discussions about diversity and inclusion.

Mentorship Program

Our mentorship program launched in the fourth quarter of 2020. We believe that mentorship programs are a valuable tool for helping employees successfully shape their long-term career trajectory. Mentor matches are prioritized for availability for females and people of color.

Communities of Practice

Earlier this year, we introduced a concept called ‘Communities of Practice’ ("CoP") as a way for our organization to build inclusive groups to harness the collective power of diverse skills, styles, strengths and experiences – and leverage those strengths into advancing our business. Six groups connecting employees from different disciplines, markets and lines of business were launched in 2020. More CoPs are set to launch in 2021, to include: Advancing Minority Owned Businesses, Practicing Inclusion, and Diverse Recruiting Practices. Any person from across the organization can join any Community of Practice; these groups highlight our enterprise focus on inclusivity.

Diverse Recruiting Practices

All members of the recruiting team have completed the Alliance of Information & Referral Systems ("AIRS") Certified Diversity Recruiter certification as well as a custom-developed training program for BOKF talent and attraction specialists. University recruiting has been a focal point for our diversity efforts. Our 2020 class of interns and early career associates saw significant increases both in number of females and people of color.

Diversity Education

Unconscious bias education was introduced for all managers in order to provide tools to adjust automatic patterns of thinking related to hiring practices. At the beginning of 2020, we also introduced a partnership with a well-known learning vendor to ensure all employees across the company had equal access to development opportunities in a virtual setting. The concept of ‘inclusion’ is woven into many of the learning opportunities offered by our Talent and Organizational Development team; examples would include: ‘Communicating Across Generations’ and ‘Crucial Conversations’.

Benefits and Compensation Offerings

BOKF is committed to the health and wellness of our employees. We provide our employees and their families with access to a variety of flexible and convenient health and wellness programs. We encourage engagement in healthy behaviors and offer options, where possible, to customize benefits to meet the needs of employees and their families. We provide robust compensation and benefits programs to help meet the needs of our employees. In addition to base salaries, these programs may include incentive compensation, discretionary bonuses, equity, 401(k), health and wellness benefits, health savings and flexible spending accounts, paid time off, family leave, flexible work schedules, employee assistance programs, and tuition reimbursement.

Talent Development

Our talent development programs provide employees with the resources they need to achieve their career goals, build management skills and lead within BOKF. We provide ‘boot camps’ that support professional development. We have programs that prepare high-potential talent for the leadership roles of tomorrow.

Connecting with Our Communities

Since our employees are passionate about many causes, our corporate giving and volunteering programs support and encourage employees by engaging with those causes. Our employee-led giving program allows employees to nominate and vote for nonprofit organizations across our footprint to receive financial benefit from our Foundation. This year, over 2,100 employees nominated and voted on 212 nonprofit organizations to receive funding.

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

Additional capital rules were effective for banks and bank holding companies, including BOK Financial, on January 1, 2015 as part of a package of regulatory reforms developed by the Basel Committee on Banking Supervision ("BCBS") to strengthen the regulation, supervision and risk management of the banking sector, commonly referred to as the Basel III framework. Several components, which had previously been deferred, were finalized in 2019. These have been implemented with no material capital impact.

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

On September 30, 2018 the DRR rose above 1.35%. Accordingly, the surcharge for depository institutions with assets of greater than $10 billion ceased. On September 15, 2020, the FDIC Board of Directors waived the provision of the FDIC's assessment regulations requiring that the reserve ratio must be at least 1.35% for the FDIC to remit the full nominal value of an insured depository institution's remaining assessment credits. All remaining small bank credits were refunded on the September 30, 2020 assessment invoice, ending the application of small bank credits.

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

The spread of COVID-19 and related economic shutdowns that occurred during 2020 resulted in significant economic instability. In response, Congress and the Federal Reserve took aggressive actions. Congress passed an emergency $2.2 trillion relief package, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), designed to alleviate some of the worst effects of the swift economic downturn. The Federal Reserve lowered the federal funds rate by 150 basis points to near zero and has initiated additional programs to infuse liquidity and stimulate economic activity. The Federal Reserve increased its purchasing position, purchasing about $120 billion in securities a month in the final half of 2020. The Federal Open Market Committee is committed to keeping the federal funds rate at the current level until the labor market has recovered consistent with their assessment of maximum employment and inflation has risen to 2 percent, and is on track to exceed that for some time. In December, 2020, Congress passed an additional $900 billion in stimulus to the U.S. economy. The newest package included the extension of federal pandemic unemployment compensation, funds for healthcare and vaccination distributions, an extended stay on evictions, stimulus check for qualifying Americans, employee tax credits, additional Paycheck Protection Program relief, among other provisions.

The drastic decline in economic conditions in March and April was partially offset by a steep incline in May and June and moderated in the subsequent months. Real GDP grew 33% in the third quarter and demand for durable goods increased to pre-pandemic levels. The housing market completely bounced back due to continued low mortgage interest rates. See "Summary of Credit Loss Experience" section on Management's Discussion and Analysis for further discussion around our economic forecast.

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

Although BOK Financial has developed an operating strategy, which it expects to result in continuing improved financial performance, BOK Financial cannot ensure that it will be successful in fulfilling this strategy or that this operating strategy will be successful. Achieving success is dependent upon a number of factors, many of which are beyond BOK Financial's direct control. Factors that may adversely affect BOK Financial's ability to implement its operating strategy include:

•deterioration of BOK Financial's asset quality;
•deterioration in general economic conditions, especially in BOK Financial's core markets;
•inability to control BOK Financial's non-interest expenses;
•inability to increase non-interest income;
•inability to access capital;
•decreases in net interest margins;
•increases in competition;
•a breach in the security of BOK Financial's systems and
•adverse regulatory developments.

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

The increasingly competitive environment is in part a result of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. Our success depends on our ability to respond to the threats and opportunities of financial technology innovations. Developments in "fintech" and crypto-currencies have the potential to disrupt the financial industry and change the way banks do business. Investment in new technology to stay competitive could result in significant costs and increased cybersecurity risk. Our success depends on our ability to adapt to the pace of the rapidly changing technological environment which is important to retention and acquisition of customers.

Government regulations and political environment could adversely affect BOK Financial.

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

Regulatory authorities may change their interpretation of these statutes and regulations, including the OCC, our primary regulator, and the CFPB, our regulator for certain designated consumer laws and regulations. Violations of laws and regulations could limit the growth potential of BOK Financial's businesses. We have made extensive investments in human and technological resources to address enhanced regulatory expectations, including investments in the areas of risk management, compliance, and capital planning. Political developments, including recent Federal executive and legislative changes, add additional uncertainty to the implementation, scope and timing of changes in the regulatory environment for the banking industry and for the broader economy.

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

The Coronavirus Disease 2019 (“COVID-19”) pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, BOKF’s business, financial condition, liquidity and results of operations. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the continued effectiveness of our business continuity plan, the direct and indirect impact of the pandemic on our employees, customers, clients, counterparties and service providers, as well as other market participants, and the effectiveness of actions taken by governmental authorities and other third parties in response to the pandemic.

The spread of the COVID-19 virus and the resulting "Stay at Home" orders, travel restrictions, and closed schools and work places caused severe disruptions in the U.S. economy, which has in turn disrupted the business activities and operations of our customers, as well as our business and operations. The COVID-19 outbreak was first reported in Wuhan, Hubei Province, China in December 2019, and has resulted in millions of confirmed cases identified around the world, many in the U.S. As a result of the pandemic, many businesses were shut down or continue to be shut down, supply chains were interrupted, slowed, or rendered inoperable, and many individuals have become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. While multiple vaccines have been developed, the timing of administration of the vaccines to the full population, number of people who will take the vaccines, and the efficacy on new variants of the virus remains unknown.
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

•The Federal Reserve reduced the target federal funds rate to 0.00% to 0.25% on March 15, 2020 and announced a significant quantitative easing program in response to the economic downturn caused by COVID-19. These reductions, especially if prolonged, could adversely affect our net interest income and margins, the value of mortgage servicing rights, and our profitability.

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

At December 31, 2020, loans to businesses and individuals with collateral primarily located in Texas represented approximately 31% of the total loan portfolio, loans to businesses and individuals with collateral primarily located in Oklahoma represented approximately 17% of our total loan portfolio and loans to businesses and individuals with collateral primarily located in Colorado represented approximately 12% of our total loan portfolio. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas. Poor economic conditions in Texas, Oklahoma, Colorado or other markets in the southwest region may cause BOK Financial to incur losses associated with higher default rates and decreased collateral values in BOK Financial's loan portfolio. A regional economic downturn could also adversely affect revenue from brokerage and trading activities, mortgage loan originations and other sources of fee-based revenue.

Extended oil and gas commodity price downturns could negatively affect BOK Financial customers.

At December 31, 2020, 15% of BOK Financial's total loan portfolio is comprised of loans to borrowers in the energy industry. The energy industry is historically cyclical and prolonged periods of low oil and gas commodity prices could negatively impact borrowers' ability to pay. In addition, the Company does business in several major oil and natural gas producing states including Oklahoma, Texas and Colorado. The economies of these states could be negatively impacted by prolonged periods of low oil and gas commodity prices resulting in increased credit migration to classified and nonaccruing categories, higher loan loss provisions and risk of credit losses from both energy borrowers and businesses and individuals in those regional economies.

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

Economic conditions globally could impact BOK Financial’s customers and counterparties with which we do business. The ongoing COVID-19 pandemic has affected economies around the world, the United Kingdom continues to work through issues regarding BREXIT, trade related issues remain between the United States and China, and tension exists amongst the United States and OPEC Plus countries, including Russia and countries in the Middle East, over oil production levels. We have no direct exposure to European sovereign debt and limited exposure to European and Chinese financial institutions. We have not identified any significant customer exposures to European sovereign debt, European financial institutions or Chinese financial institutions.

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

BOK Financial's business is highly sensitive to:

•the monetary policies implemented by the Federal Reserve Board, including the discount rate on bank borrowings and changes in reserve requirements, which affect BOK Financial's ability to make loans and the interest rates we may charge;
•changes in prevailing interest rates, due to the dependency of the subsidiary banks on interest income;
•changes in depositor behavior;
•open market operations in U.S. Government securities.

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

In 2017, the U.K. Financial Conduct Authority announced its lack of confidence in LIBOR as a market benchmark rate, and that it would no longer persuade or compel banks to submit to LIBOR after 2021. U.S. regulatory authorities voiced similar support for phasing out LIBOR. The Federal Reserve Bank of New York's Alternative Reference Rate Committee has recommended the Secured Overnight Financing Rate ("SOFR") as an alternative to LIBOR.
In November of 2020, the ICE Benchmark Administration (IBA), the FCA-regulated and authorized administrator of LIBOR, announced its intention to cease USD LIBOR for one-week and two-month tenors at the end of 2021, but extend the anticipated cessation date for the remaining USD LIBOR tenors to the end of June 2023. U.S. regulators released a joint inter-agency statement about their expectations that banks cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.

We have a significant number of loans, securities, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. Given these uncertainties, it is not possible at this time to determine the impact of the transition away from LIBOR on the valuations, pricing and operation of our financial instruments. However, the proposed extension of our primary LIBOR tenors to June of 2023 reduces our exposure to the LIBOR transition significantly, as a large portion of our legacy financial instruments that matured after 2021 will mature before June of 2023.

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

Key loan provisions have been modified so that new and renewed loans include LIBOR fallback language designed to ensure the smoothest possible transition from LIBOR to the new benchmark when such transition occurs. All existing financial contracts with direct exposure to LIBOR have been inventoried and are being tracked. Indirect exposures in the form of LIBOR-related systems, models, and processes have been inventoried, evaluated, and prioritized and remediation is underway.

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
The Company is dependent on its technological ability to process, record and monitor a large number of customer transactions and store and protect a significant amount of sensitive customer information. Our customers’ use of our internet-based services, and our customer and regulatory expectations regarding operational and information security and reliability, have increased over time. We face compliance risks and costs relating to the data privacy laws existing in multiple jurisdictions. Congress and the legislatures of states in which we operate regularly consider legislation that would impose more stringent data privacy requirements, resulting in increased compliance costs.

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

Mr. George B. Kaiser owns approximately 55% of the outstanding shares of BOK Financial's common stock at December 31, 2020. Mr. Kaiser is able to elect all of BOK Financial's directors and effectively control the vote on all matters submitted to a vote of BOK Financial's common shareholders. Mr. Kaiser's ability to prevent an unsolicited bid for BOK Financial or any other change in control could have an adverse effect on the market price for BOK Financial's common stock. A substantial majority of BOK Financial's directors are not officers or employees of BOK Financial or any of its affiliates. However, because of Mr. Kaiser's control over the election of BOK Financial's directors, he could change the composition of BOK Financial's Board of Directors so that it would not have a majority of outside directors.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.
ITEM 2.   PROPERTIES

BOK Financial and its subsidiaries own and lease improved real estate that is carried at $377 million, net of depreciation and amortization. The Company’s principal offices are located in leased premises in the Bank of Oklahoma Tower in Tulsa, Oklahoma. Banking offices are primarily located in Tulsa and Oklahoma City, Oklahoma; Dallas, Fort Worth and Houston, Texas; Albuquerque, New Mexico; Denver, Colorado; Phoenix, Arizona; and Kansas City, Kansas/Missouri. Primary operations facilities are located in Tulsa and Oklahoma City, Oklahoma; Dallas, Texas and Albuquerque, New Mexico. The Company’s facilities are suitable for their respective uses and present needs.

The information set forth in Notes 5 of the Company’s Notes to Consolidated Financial Statements, which appear elsewhere herein, provides further discussion related to properties.
ITEM 3.   LEGAL PROCEEDINGS

The information set forth in Note 14 of the Company’s Notes to Consolidated Financial Statements, which appear elsewhere herein, provides discussion related to legal proceedings.
ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BOK Financial’s $0.00006 par value common stock is traded on the NASDAQ Stock Market under the symbol BOKF. As of January 31, 2021, common shareholders of record numbered 724 with 69,577,615 shares outstanding.

The highest and lowest quarterly closing bid price for shares and cash dividends declared per share of BOK Financial common stock follows:

	First	Second	Third	Fourth
2020:
Low	$35.27	$40.50	$48.94	$51.17
High	86.82	67.46	61.55	72.61
Cash dividends declared	0.51	0.51	0.51	0.52
2019:
Low	$73.43	$73.81	$73.45	$72.23
High	92.31	87.68	83.41	88.01
Cash dividends declared	0.50	0.50	0.50	0.51

Shareholder Return Performance Graph

Set forth below is a line graph comparing the change in cumulative shareholder return of the NASDAQ Composite Index, the KBW NASDAQ Bank Index and the SNL U.S. Bank NASDAQ Index for the period commencing December 31, 2015 and ending December 31, 2020.*

Total Return Performance
BOK Financial Corporation
NASDAQ Composite Index
KBW NASDAQ Bank Index
SNL U.S.Bank NASDAQ Index
Index Value
275
250
225
200
175
150
125
100
75
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ending

	Period Ending December 31,
Index	2015	2016	2017	2018	2019	2020
BOK Financial Corporation	100.00	142.91	162.37	131.52	160.59	130.03
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
SNL U.S. Bank NASDAQ	100.00	138.65	145.97	123.04	154.47	132.56
KBW NASDAQ Bank Index	100.00	128.51	152.40	125.41	170.71	153.11
*    Graph assumes value of an investment in the Company's Common Stock for each index was $100 on December 31, 2015. Cash dividends on Common Stock are assumed to have been reinvested in BOK Financial Common Stock.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2020.

Period	Total Number of Shares Purchased [2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1, 2020 to October 31, 2020	160,000	$58.27	160,000	3,531,287
November 1, 2020 to November 30, 2020	465,000	$65.24	465,000	3,066,287
December 1, 2020 to December 31, 2020	40,100	$69.59	40,100	3,026,187
Total	665,100		665,100
1    On April 30, 2019, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock. As of December 31, 2020, the Company had repurchased 1,973,813 shares under this plan. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations and other factors.
2    The Company may repurchase shares from employees to cover the exercise price and taxes in connection with employee shared-based compensation.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data is set forth within Table 1 of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table 1 – Consolidated Selected Financial Data
(Dollars in thousands, except per share data)
	December 31,
	2020	2019	2018	2017	2016
Selected Financial Data
For the year:
Interest revenue	$1,269,000	$1,531,958	$1,228,426	$972,751	$829,117
Interest expense	160,556	419,079	243,559	131,050	81,889
Net interest revenue	1,108,444	1,112,879	984,867	841,701	747,228
Provision for credit losses	222,592	44,000	8,000	(7,000)	65,000
Fees and commissions revenue[1]	810,320	702,201	643,176	642,169	647,986
Net income attributable to BOK Financial Corporation shareholders	435,030	500,758	445,646	334,644	232,668
Period-end:
Loans	23,007,520	21,750,987	21,656,730	17,153,424	16,989,660
Assets	46,671,088	42,172,021	38,020,504	32,272,160	32,772,281
Deposits	36,143,880	27,621,168	25,263,763	22,061,305	22,748,095
Shareholders’ equity	5,266,266	4,855,795	4,432,109	3,495,367	3,274,854
Nonperforming assets[2]	476,994	293,762	267,162	290,305	356,641

Profitability Statistics
Earnings per share (based on average equivalent shares):
Basic	$6.19	$7.03	$6.63	$5.11	$3.53
Diluted	6.19	7.03	6.63	5.11	3.53
Percentages (based on daily averages):
Return on average assets	0.89%	1.19%	1.28%	1.02%	0.72%
Return on average shareholders' equity	8.55%	10.73%	11.98%	9.82%	7.02%
Average total equity to average assets	10.46%	11.11%	10.70%	10.43%	10.38%

Common Stock Performance
Per Share:
Book value per common share	$75.62	$68.80	$61.45	$53.45	$50.12
Market price: December 31 close	68.48	87.40	73.33	92.32	83.04
Market range – High close bid price	86.82	92.31	105.24	93.50	84.13
Market range – Low close bid price	35.27	72.23	70.61	74.34	44.72
Cash dividends declared	2.05	2.01	1.90	1.77	1.73
Dividend payout ratio	33.04%	28.56%	28.55%	34.45%	48.81%

Table 1 – Consolidated Selected Financial Data
(Dollars in thousands, except per share data)
	December 31,
	2020	2019	2018	2017	2016
Selected Financial Data
Selected Balance Sheet Statistics
Period-end:
Common equity Tier 1 ratio	11.95%	11.39%	10.92%	12.05%	11.21%
Tier 1 capital ratio	11.95%	11.39%	10.92%	12.05%	11.21%
Total capital ratio	13.82%	12.94%	12.50%	13.54%	12.81%
Leverage ratio	8.28%	8.40%	8.96%	9.31%	8.72%
Allowance for loan losses to nonaccruing loans[3]	171.24%	120.54%	132.89%	129.09%	112.33%
Allowance for loan losses to loans	1.69%	0.97%	0.96%	1.34%	1.45%
Allowance for loan losses to loans, excluding PPP loans[5]	1.82%	0.97%	0.96%	1.34%	1.45%
Combined allowances for credit losses to loans [4]	1.85%	0.98%	0.97%	1.37%	1.52%
Combined allowances for credit losses to loans, excluding PPP loans [4,5]	2.00%	0.98%	0.97%	1.37%	1.52%
Miscellaneous (at December 31)
Number of employees (full-time equivalent)	4,915	5,107	5,313	4,930	4,884
Number of TransFund locations	2,599	2,463	2,426	2,223	2,021
Fiduciary assets	$60,495,213	$52,352,135	$44,841,339	$48,761,477	$42,378,053
Mortgage loans serviced for others	16,228,449	20,727,106	21,658,335	22,046,632	21,997,568
1    Non-GAAP measure to net interchange charges for 2016-2017 between transaction card revenue and data processing and communications expense as a result of the revenue recognition standard implemented January 1, 2018. This measure has no effect on net income or earnings per share.
2    Includes nonaccruing loans, renegotiated loans and assets acquired in satisfaction of loans. Excludes loans past due 90 days or more and still accruing.
3    Excludes residential mortgage loans guaranteed by agencies of the U.S. government.
4    Includes allowance for loan losses and accrual for off-balance sheet credit risk.
5    Metric meaningful due to the U.S. government agency guarantee and short-term nature of the PPP loans.

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

After completing its 11th consecutive year of expansion in 2019, the U.S. economy experienced extreme volatility throughout 2020. The worldwide spread of COVID-19 affected every part of the economic environment. Economic conditions in the U.S. declined drastically in March and April of 2020 following the initial U.S. COVID-19 outbreak. Congress quickly passed the CARES Act economic relief package, which alleviated some of the downturn. With the government stimulus package and some time to settle into the current new normal, the economy rebounded significantly in the second half of the year.

The Federal Reserve lowered the federal funds rate to near zero by April, 2020 and has initiated additional programs to infuse liquidity and stimulate economic activity. The Federal Reserve is expected to keep the federal funds rate at or near zero until the labor market has fully recovered and inflation has stabilized at 2%. See "Summary of Credit Loss Experience" section of Management's Discussion and Analysis for additional discussion around our economic forecast.

Performance Summary

Net income for the year ended December 31, 2020 totaled $435.0 million or $6.19 per diluted share compared with net income of $500.8 million or $7.03 per diluted share for the year ended December 31, 2019. A pre-tax provision for expected credit losses of $222.6 million was included in 2020 while a pre-tax provision for incurred losses of $44.0 million was included in 2019. The Company adopted the current expected credit loss ("CECL") model on January 1, 2020.

Pre-provision net revenue, a non-GAAP measure, was $786.4 million for 2020 compared to $674.9 million in the prior year. This is a measure of revenue less expenses, and is calculated before provision for credit losses and income tax expense. Pre-provision net revenue is a financial measure frequently used by investors and analysts that enables them to assess a company's ability to generate earnings to cover credit losses through a credit cycle. It also provides an additional basis for comparing the results of operations between periods by isolating the impact of the provision for credit losses, which can vary significantly between periods.

We incurred $17.2 million of integration costs in 2019 related to the acquisition of CoBiz Financial, Inc. ("CoBiz") on October 1, 2018, which resulted in an $0.18 per share reduction in 2019. The fluctuation discussion in the highlights below excludes this impact.

Highlights of 2020 included:
•Net interest revenue totaled $1.1 billion for 2020, consistent with the prior year. Net interest margin was 2.83% for 2020 compared to 3.11% for 2019. The Federal Reserve reduced the federal funds rate to near zero early in the year putting pressure on the margin in 2020. Average earning assets were $40.7 billion for 2020, up $4.3 billion over 2019. The increase was largely due to increased trading securities, loans primarily related to the Small Business Administration's Paycheck Protection Program ("PPP"), and the expansion of the available for sale securities portfolio as we repositioned the balance sheet for a lower rate environment.
•Fees and commissions revenue was $810.3 million for 2020, up $108.1 million compared to 2019. Mortgage banking revenue increased $74.8 million and brokerage and trading revenue increased $62.0 million. Lower mortgage interest rates increased both mortgage loan production and related trading activities. These increases were partially offset by a decrease in deposit service charges of $15.7 million and fiduciary and asset management revenue of $9.6 million.
•Other operating expense totaled $1.2 billion, a $50.8 million increase compared to 2019. Personnel expense increased $30.8 million, primarily due to higher incentive compensation expense due to expanded trading activities. This was partially offset by lower employee benefits costs. Increased data processing and communications expense, occupancy and equipment expense, mortgage banking costs and charitable contributions were partially offset by lower business promotions expense.
•The net economic benefit of the changes in the fair value of mortgage servicing rights and related economic hedges was $24.9 million during 2020 compared to an economic cost of $17.9 million during 2019.
•The allowance for loan losses totaled $389 million or 1.69% of outstanding loans at December 31, 2020. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $426 million or 1.85% of outstanding loans at December 31, 2020. Excluding PPP loans, which are fully guaranteed by a U.S. government agency, the allowance for loan losses was 1.82% of outstanding loans and the combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was 2.00%. The allowance for loan losses was $211 million or 0.97% of outstanding loans and the combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $212 million or 0.98% of outstanding loans at December 31, 2019.
•Period-end outstanding loan balances were $23.0 billion at December 31, 2020, a $1.3 billion increase over the prior year, primarily due to the inflow of PPP loans. Average loans were $23.4 billion, a $1.3 billion increase compared to 2019.
•Period-end deposits totaled $36.1 billion at December 31, 2020, an $8.5 billion increase compared to December 31, 2019. Interest-bearing transaction deposits increased $5.8 billion, while demand deposit balances increased $2.8 billion. Average deposits increased $7.1 billion to $32.8 billion. Deposit growth was largely due to customers retaining higher balances in the current economic environment combined with increases due to various COVID-19 related government program stimulus payments.

•Common equity Tier 1 capital ratio was 11.95% at December 31, 2020. In addition, the Tier 1 capital ratio was 11.95%, total capital ratio was 13.82% and leverage ratio was 8.28% at December 31, 2020. At December 31, 2019, the Tier 1 capital ratio was 11.39%, the total capital ratio was 12.94% and the leverage ratio was 8.40%.
•The Company repurchased 1,107,100 shares at an average price of $68.49 per share during 2020 and 1,572,322 shares at an average price of $82.35 during 2019.
•The Company paid cash dividends of $2.05 per common share during 2020 and $2.01 per common share in 2019.

Net income for the fourth quarter of 2020 totaled $154.2 million or $2.21 per diluted share, compared to $110.4 million or $1.56 per diluted share for the fourth quarter of 2019.

Highlights of the fourth quarter of 2020 included:
•Net interest revenue totaled $297.2 million for the fourth quarter of 2020, an increase of $27.0 million compared to the fourth quarter of 2019, largely due to a $5.2 billion increase in average trading securities. We saw a shift from trading revenue to interest income on trading securities in the fourth quarter of 2020. Net interest margin was 2.72% for the fourth quarter of 2020 and 2.88% for the fourth quarter of 2019. The increase in the trading securities portfolio combined with the repricing of our available for sale securities portfolio decreased the net interest margin.
•Fees and commissions revenue totaled $181.1 million, up $1.6 million over the fourth quarter of 2019. Increased mortgage banking revenue stemming from the low interest rate environment was largely offset by decreased brokerage and trading revenue, fiduciary and asset management revenue, and deposit service charges.
•Operating expenses in the fourth quarter totaled $300.7 million, an $11.9 million increase compared to the prior year. Personnel expense increased $7.8 million primarily due to higher incentive compensation expense, partially offset by regular compensation expense. Non-personnel expenses increased $4.1 million, largely due to increased data processing and communications expense and higher charitable contributions, partially offset by lower business promotion expense.
•Based on an evaluation of economic forecasts and loan portfolio characteristics, the Company recorded a $6.5 million negative provision for expected credit losses in the fourth quarter of 2020 and a $19.0 million provision for incurred credit losses in the fourth quarter of 2019.

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

Allowance for Loan Losses and Accrual for Off-Balance Sheet Credit Risk from Loan Commitments

The allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments represent the portion of amortized cost basis of loans and related unfunded commitments we do not expect to collect over the asset’s contractual life, considering past events, current conditions, as well as reasonable and supportable forecasts of future economic conditions. Appropriateness of the allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments is determined by a senior management Allowance Committee which requires judgment about effects of uncertain matters, resulting in a subjective calculation which is inherently imprecise. Because of the subjective forward-looking nature of the calculation, changes in these measures may not directly correlate with actual economic events. In future periods, management judgment may consider new or changed information which may cause significant changes in these allowances in those future periods.

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

For the majority of risk-graded loans, the accruing loan’s expected credit loss estimate is sensitive to management judgment, particularly probability of default and loss given default assumptions, changes in specific macroeconomic factor forecasts and the probability weight assigned to each economic scenario.

Probability of default and loss given default measurements are based on historical data that may not be a good predictor of future performance or actual losses. Probability of default is based on risk grades, a subjective measurement of the risk of a loan. This subjective assessment of risk may not reflect actual risk of loss.

Other subjective measures include the forecast for each relevant economic loss driver and the probability weighting of economic scenarios, both of which are overseen by a senior management Economic Forecast Committee which includes members independent of the allowance process. The Allowance Committee may increase or decrease the allowance based on factors that include, for example, new lines of business, market conditions that have not been previously encountered, observed changes in credit risk that are not yet reflected in macroeconomic factors, or economic conditions that impact loss given default assumptions.

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

The assumptions used in this model are primarily based on mortgage interest rates. Evaluation of the effect of a change in one assumption without considering the effect of that change on other assumptions is not meaningful. Considering all related assumptions, we expect a 50 basis point increase in primary mortgage interest rates to increase the fair value of our servicing rights by $29 million. We expect a $15 million decrease in the fair value of our mortgage servicing rights from a 50 basis point decrease in primary mortgage interest rates.

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

See Note 6, "Goodwill and Intangible Assets" for breakout of goodwill by reporting unit.

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

Tax-equivalent net interest revenue totaled $1.1 billion for 2020, consistent with the prior year. This includes $26.0 million of net purchase discount accretion for 2020 and $37.8 million for 2019. Approximately $48 million of purchase accounting discount remains to be accreted. Net interest revenue decreased $108.7 million due to changes in interest rates and increased $102.8 million from growth in earning assets. Table 2 shows the effects on net interest revenue due to changes in average balances and interest rates for the various types of earning assets and interest-bearing liabilities. In addition, see the Annual and Quarterly Financial Summary of consolidated daily average balances, yields and rates following the Consolidated Financial Statements.

Net interest margin was 2.83% for 2020 and 3.11% for 2019. The tax-equivalent yield on earning assets was 3.24% for 2020 compared to 4.27% in 2019. In response to the anticipated impact to the economy from the COVID-19 pandemic, the Federal Reserve reduced the federal funds rate to near zero in March, 2020. The resulting impact on market interest rates has compressed the net interest margin. The company has been proactive in reducing deposit costs and implementing LIBOR floors in loan agreements; however, funds received from available for sale securities have been reinvested at lower rates. Loan yields decreased 129 basis points to 3.84%. The available for sale securities portfolio yield decreased 37 basis points to 2.21%. The yield on trading securities fell 80 basis points to 2.75%. The yield on interest-bearing cash and cash equivalents decreased 183 basis points to 0.45%.

Funding costs decreased 108 basis points compared to 2019. The cost of interest-bearing deposits decreased 69 basis points. The cost of other short-term borrowings decreased 161 basis points. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 12 basis points for 2020, down from 45 basis points for 2019.

Average earning assets for 2020 increased $4.3 billion or 12% over 2019, largely due to the expansion of the available for sale securities portfolio, loans originated as part of the Small Business Administration's Paycheck Protection Program ("PPP"), and an increase in our trading of U.S. government issued mortgage-backed securities. The average balance of available for sale securities, which consists largely of residential and commercial mortgage-backed securities guaranteed by U.S. government agencies, increased $2.3 billion. We purchase securities to supplement earnings and to manage interest rate risk. We increased the size of our bond portfolio during the latter half of 2019 and first quarter 2020 in order to reduce our exposure to falling short-term interest rates. Average loans, net of allowance for loan losses, increased $1.1 billion, primarily related to $1.4 billion in average PPP loans. Trading securities balances increased $1.3 billion.

Total average deposits grew by $7.1 billion over the prior year. This increase is largely due to the combination of focused deposit gathering initiatives, stimulus-related deposits, and customers retaining elevated balances in the current economic environment. Average interest-bearing transaction account balances increased $5.6 billion. Average demand deposit balances increased $1.4 billion. Average short-term borrowings decreased $1.7 billion.

Our overall objective is to manage the Company’s balance sheet to be relatively neutral to changes in interest rates as is further described in the Market Risk section of this report. As shown in Table 21, approximately 70% of our commercial and commercial real estate loan portfolios are either variable rate loans or fixed rate loans that will re-price within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that re-price more slowly than the loans. The result is a balance sheet that would be asset sensitive, which means that assets generally re-price more quickly than liabilities. Among the strategies that we use to manage toward a relatively rate-neutral position, we purchase fixed rate residential mortgage-backed securities issued primarily by U.S. government agencies and fund them with market rate sensitive liabilities. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also may use derivative instruments to manage our interest rate risk.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 2 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

Fourth Quarter 2020 Net Interest Revenue

Tax-equivalent net interest revenue totaled $299.6 million for the fourth quarter of 2020, an increase of $26.7 million compared to the fourth quarter of 2019. Net interest revenue increased $44.5 million, primarily due to the increase in trading securities, available for sale securities and loan balances. This was partially offset by a decrease of $17.8 million primarily due to lower market interest rates in 2020.

Net interest margin was 2.72% for the fourth quarter of 2020 compared to 2.88% for the fourth quarter of 2019. The tax-equivalent yield on earning assets was 2.92% for the fourth quarter of 2020, a decrease of 101 basis points compared to the fourth quarter of 2019, primarily due to the impact on interest rates related to the federal funds rate cuts in 2020. Loan yields decreased 107 basis points to 3.68%. Yield on available for sale securities decreased 54 basis points to 1.98%. Yield on trading securities decreased 117 basis points to 2.02%.

Funding costs decreased 112 basis points compared to the fourth quarter of 2019. The cost of other short-term borrowings decreased 145 basis points. The cost of interest-bearing deposits decreased 90 basis points. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 8 basis points in the fourth quarter of 2020, down from 35 basis points in the fourth quarter of 2019.

Average earning assets for the fourth quarter of 2020 increased $6.3 billion over the fourth quarter of 2019. Trading securities balances increased $5.2 billion as we increased our trading of U.S. government issued mortgage-backed securities. Available for sale securities increased $1.6 billion as the balance sheet was repositioned for the current rate environment. Average loans, net of allowance for loan losses, increased $1.0 billion, largely due to the loans related to the PPP. Fair value option securities held as an economic hedge of our mortgage servicing rights decreased $1.4 billion.

Average deposits increased $8.4 billion over the fourth quarter of 2019, largely due to the combination of government stimulus payments and customers choosing to retain elevated balances in the current environment. Average interest-bearing transaction accounts increased $6.0 billion and average demand deposit balances increased $2.5 billion. Average short-term borrowings decreased $3.0 billion.

2019 Net Interest Revenue

Tax-equivalent net interest revenue for 2019 was $1.1 billion, up from $993.8 million for 2018. The acquisition of CoBiz in the fourth quarter of 2018 added $158.5 million to net interest revenue in 2019 and $43.1 million to net interest revenue in 2018. This includes $37.8 million of net purchase discount accretion for 2019 and $6.4 million for 2018. Net interest revenue decreased $13.7 million due to rates and increased $144.4 million from growth in earning assets.

Net interest margin was 3.11% for 2019 compared to 3.20% for 2018. The tax-equivalent yield on average earning assets increased 29 basis points over 2018. Short-term rate increases during the first half of 2019 resulting from four 25 basis point increases in the federal funds rate by the Federal Reserve during 2018 were partially offset by three 25 basis point decreases in the federal funds rate in the second half of 2019. Loan yields increased 33 basis points. The available for sale securities portfolio yield increased 23 basis points.The yield on interest-bearing cash and cash equivalents increased 48 basis points. The yield on trading securities fell 29 basis points. The cost of interest-bearing liabilities increased 42 basis points. The cost of interest-bearing deposits increased 39 basis points and the cost of other short-term borrowings increased 35 basis points. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 45 basis points for 2019, compared to 41 basis points for 2018.

Average earning assets increased $5.4 billion or 18% over 2018, largely due to acquired loans from the CoBiz acquisition combined with the expansion of the available for sale securities portfolio. Average loans, net of allowance for loan losses, increased $3.4 billion. The average balance of available for sale securities increased $1.8 billion. Total average deposits grew by $2.8 billion over 2018, largely related to acquired deposits. Average interest-bearing transaction deposits increased $2.5 billion. Average short-term borrowings increased $2.9 billion, primarily from increased borrowings from federal funds purchased and the Federal Home Loan Banks.

Table 2 – Volume/Rate Analysis
(In thousands)

	Year Ended			Year Ended
	December 31, 2020 / 2019			December 31, 2019 / 2018
		Change Due To1			Change Due To1
	Change	Volume	Yield / Rate	Change	Volume	Yield / Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$(9,384)	$1,332	$(10,716)	$(10,119)	$(14,371)	$4,252
Trading securities	5,982	22,824	(16,842)	4,012	8,666	(4,654)
Investment securities	(1,657)	(2,270)	613	(1,431)	(2,597)	1,166
Available for sale securities	7,303	47,992	(40,689)	56,629	35,720	20,909
Fair value option securities	(14,461)	(9,178)	(5,283)	17,731	19,592	(1,861)
Restricted equity securities	(15,897)	(10,782)	(5,115)	5,305	5,696	(391)
Residential mortgage loans held for sale	(708)	822	(1,530)	(1,018)	(535)	(483)
Loans	(235,592)	58,016	(293,608)	235,141	168,241	66,900
Total tax-equivalent interest revenue	(264,414)	108,756	(373,170)	306,250	220,412	85,838
Interest expense:
Transaction deposits	(72,430)	38,117	(110,547)	66,995	20,057	46,938
Savings deposits	(292)	88	(380)	238	66	172
Time deposits	(12,820)	176	(12,996)	12,788	1,302	11,486
Funds purchased and repurchase agreements	(37,398)	9,191	(46,589)	43,796	28,392	15,404
Other borrowings	(134,414)	(41,577)	(92,837)	46,417	20,787	25,630
Subordinated debentures	(1,169)	(8)	(1,161)	5,286	5,398	(112)
Total interest expense	(258,523)	5,987	(264,510)	175,520	76,002	99,518
Tax-equivalent net interest revenue	(5,891)	102,769	(108,660)	130,730	144,410	(13,680)
Change in tax-equivalent adjustment	(1,456)			2,718
Net interest revenue	$(4,435)			$128,012
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Table 2 – Volume/Rate Analysis (continued)
(In thousands)

	Three Months Ended
	December 31, 2020 / 2019
		Change Due To1
	Change	Volume	Yield / Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$(2,177)	$151	$(2,328)
Trading securities	22,833	35,696	(12,863)
Investment securities	(429)	(522)	93
Available for sale securities	(8,807)	7,122	(15,929)
Fair value option securities	(8,817)	(8,146)	(671)
Restricted equity securities	(4,165)	(2,888)	(1,277)
Residential mortgage loans held for sale	(248)	180	(428)
Loans	(49,339)	12,466	(61,805)
Total tax-equivalent interest revenue	(51,149)	44,059	(95,208)
Interest expense:
Transaction deposits	(29,850)	8,531	(38,381)
Savings deposits	(67)	34	(101)
Time deposits	(6,670)	(1,141)	(5,529)
Funds purchased and repurchase agreements	(14,686)	(4,571)	(10,115)
Other borrowings	(26,168)	(3,261)	(22,907)
Subordinated debentures	(377)	(4)	(373)
Total interest expense	(77,818)	(412)	(77,406)
Tax-equivalent net interest revenue	26,669	44,471	(17,802)
Change in tax-equivalent adjustment	(312)
Net interest revenue	$26,981
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $843.9 million for 2020, an increase of $149.6 million or 22% over 2019 driven by growth in mortgage banking revenue and brokerage and trading revenue.

Table 3 – Other Operating Revenue
(In thousands)

	Year Ended December 31,
	2020	2019	2018	2017	2016
Brokerage and trading revenue	$221,833	$159,826	$108,323	$131,601	$138,377
Transaction card revenue[1]	90,182	87,216	84,025	81,143	78,347
Fiduciary and asset management revenue	167,445	177,025	184,703	162,889	135,387
Deposit service charges and fees	96,805	112,485	112,153	112,079	111,589
Mortgage banking revenue	182,360	107,541	97,787	104,719	133,914
Other revenue	51,695	58,108	56,185	49,738	50,372
Total fees and commissions revenue	810,320	702,201	643,176	642,169	647,986
Other gains (losses), net	7,675	9,351	(2,265)	11,434	4,687
Gain (loss) on derivatives, net	42,320	14,951	(422)	779	(15,685)
Gain (loss) on fair value option securities, net	53,248	15,787	(25,572)	(2,733)	(10,555)
Change in fair value of mortgage servicing rights	(79,524)	(53,517)	4,668	172	(2,193)
Gain (loss) on available for sale securities, net	9,910	5,597	(2,801)	4,428	11,675
Total other operating revenue	$843,949	$694,370	$616,784	$656,249	$635,915

Non-GAAP Reconciliation:[1]
Transaction card revenue on income statement	90,182	87,216	84,025	119,988	116,452
Netting adjustment	—	—	—	(38,845)	(38,105)
Transaction card revenue after netting adjustment	90,182	87,216	84,025	81,143	78,347
1     Non-GAAP measure to net interchange charges for 2016-2017 between transaction card revenue and data processing and communications expense as a result of the revenue recognition standard implemented January 1, 2018. This measure has no effect on net income or earnings per share.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 42% of total revenue for 2020, excluding provision for credit losses and gains and losses on asset sales, securities and derivatives and the change in the fair value of mortgage servicing rights. We believe that a variety of fee revenue sources provides an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. As an example of this strength, many of the economic factors such as rising interest rates resulting in growth in net interest revenue or fiduciary and asset management revenue may also decrease mortgage banking production volumes and related trading. We expect growth in other operating revenue to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, including the impact of the COVID-19 pandemic, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and trading revenue, which includes revenues from trading, customer hedging, retail broker and investment banking, increased $62.0 million or 39% over the prior year.

Trading revenue includes net realized and unrealized gains and losses primarily related to sales of residential mortgage-backed securities guaranteed by U.S. government agencies and related derivative instruments that enable our mortgage-banking customers to manage their production risk. Trading revenue also includes net realized and unrealized gains and losses on municipal securities, asset-backed securities and other financial instruments that we sell to institutional customers, along with changes in the fair value of financial instruments we hold as economic hedges against market risk of our trading securities. Trading revenue was $144.3 million for 2020, an increase of $55.7 million over 2019. Industry-wide mortgage loan production increased in 2020 driven by lower interest rates as the Federal Reserve stepped in to provide market stability. We increased our bond trading pipeline to provide greater liquidity to the housing market during a time of record loan production volumes.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Derivative contracts executed with customers are offset with contracts between selected counterparties and exchanges to minimize market risk from changes in commodity prices, interest rates or foreign exchange rates. Customer hedging revenue totaled $22.7 million for 2020, an increase of $3.8 million or 20% compared to 2019. Customer hedging revenue on energy derivatives is up $12.2 million as energy customers have increased hedging activity in the volatile commodity price environment. This is offset by a $9.6 million decrease on to-be-announced derivatives reflecting a shift in the mix of our to-be-announced residential mortgage-backed securities contracts from our customer hedging program to our trading program.

Revenue earned from retail brokerage transactions totaled $15.7 million for 2020, relatively consistent with the prior year. Retail brokerage revenue is primarily based on fees and commissions earned on sales of fixed income securities, annuities, mutual funds and other financial instruments to retail customers. Revenue is primarily based on the volume of customer transactions and applicable commission rate for each type of product.

Insurance brokerage fees were $12.7 million for 2020, a decrease of $1.2 million compared to the prior year.

Investment banking, which includes fees earned upon completion of underwriting, financial advisory services and loan syndication fees, totaled $26.4 million for 2020, an increase of $4.1 million or 18% compared to 2019, related to the timing and volume of completed transactions.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of TransFund automated teller machine (“ATM”) locations and the number of merchants served. Transaction card revenue totaled $90.2 million for 2020, a $3.0 million or 3% increase over 2019. Revenues from the processing of transactions on behalf of the members of our TransFund electronic funds transfer ("EFT") network totaled $78.4 million, up $1.0 million or 1% over 2019. The number of TransFund ATM locations totaled 2,599 at December 31, 2020 compared to 2,463 at December 31, 2019. Merchant services fees paid by customers for account management and electronic processing of card transactions totaled $9.2 million, relatively consistent with the prior year.

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

Fiduciary and asset management revenue decreased $9.6 million or 5% compared to 2019. The low rate environment has put pressure on our mutual fund revenue streams, partially offset by increased trust and managed account fees from higher client asset balances.We also had approximately $5.6 million in fee waivers during 2020 as a result of the significant decline in interest rates. We have voluntarily waived certain administration fees on the Cavanal Hill money market funds in order to maintain positive yields on these funds in the current low short-term interest rate environment.

A distribution of assets under management or administration and related fiduciary and asset management revenue follows:

Table 4 -- Assets Under Management or Administration

	Year Ended December 31,
	2020			2019
	Balance	Revenue[1]	Margin[2]	Balance	Revenue[1]	Margin[2]
Managed fiduciary assets:
Personal	$11,172,457	$95,753	0.86%	$10,441,048	$97,527	0.93%
Institutional	15,364,387	29,443	0.19%	13,512,904	25,603	0.19%
Total managed fiduciary assets	26,536,844	125,196	0.47%	23,953,952	123,130	0.51%

Non-managed assets:
Fiduciary	33,958,369	40,603	0.12%	28,398,183	52,480	0.18%
Non-fiduciary	13,590,435	1,646	0.01%	14,250,586	1,415	0.01%
Safekeeping and brokerage assets under administration	17,506,599	—	—%	16,138,240	—	—%
Total non-managed assets	65,055,403	42,249	0.06%	58,787,009	53,895	0.09%

Total assets under management or administration	$91,592,247	$167,445	0.18%	$82,740,961	$177,025	0.21%
1    Fiduciary and asset management revenue includes asset-based and other fees associated with the assets.
2    Revenue divided by period-end balance.

A summary of changes in assets under management or administration for the year ended December 31, 2020 and 2019 follows:

Table 5 -- Changes in Assets Under Management or Administration

	Year Ended December 31,
	2020	2019
Beginning balance	$82,740,961	$76,279,777
Net inflows (outflows)	1,859,868	(257,531)
Net change in fair value	6,991,418	6,718,715
Ending balance	$91,592,247	$82,740,961

Mortgage banking revenue totaled $182.4 million for 2020, a $74.8 million or 70% increase compared to 2019. Mortgage production revenue increased $83.1 million. Production volume is up $1.0 billion as average primary interest rates decreased 84 basis points compared to 2019. Gain on sale margin also increased 172 basis points to 3.16%. A rapid decrease in interest rates has led to increased application demand and industry-wide capacity constraints. Mortgage servicing revenue was $56.5 million, an $8.3 million decrease compared to the prior year. The outstanding principal balance of mortgage loans serviced for others totaled $16.2 billion at December 31, 2020, a $4.5 billion decrease compared to December 31, 2019, largely due to our strategic decision to focus on higher-margin products and distribution channels along with a sale of mortgage servicing rights. During the second quarter of 2020, we completed a sale of mortgage servicing rights on $1.6 billion of unpaid principal balance, primarily related to loans guaranteed by the Veteran's Administration. Completion of this sale meaningfully reduced the future expected credit losses in the servicing portfolio.

Table 6 – Mortgage Banking Revenue
(In thousands)

	Year Ended December 31,
	2020	2019	2018	2017	2016
Mortgage production revenue	$125,848	$42,720	$31,690	$38,498	$69,628

Mortgage loans funded for sale	$3,764,112	$2,973,291	$2,587,297	$3,286,873	$6,117,417
Add: Current year end outstanding commitments	380,637	158,460	160,848	222,919	318,359
Less: Prior year end outstanding commitments	158,460	160,848	222,919	318,359	601,147
Total mortgage production volume	3,986,289	2,970,903	2,525,226	3,191,433	5,834,629

Gain on sale margin	3.16%	1.44%	1.25%	1.21%	1.19%
Mortgage loan refinances to mortgage loans funded for sale	58%	44%	28%	40%	51%
Primary mortgage interest rates:
Average	3.10%	3.94%	4.54%	3.99%	3.65%
Period end	2.67%	3.74%	4.55%	3.99%	4.32%

Mortgage servicing revenue	$56,512	$64,821	$66,097	$66,221	$64,286
Average outstanding principal balance of mortgage loans serviced for others	18,422,210	21,257,462	21,891,749	22,055,002	20,837,897

Average mortgage servicing fee rates	0.31%	0.30%	0.30%	0.30%	0.31%

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
The net economic benefit of the changes in fair value of mortgage servicing rights and related economic hedges was $24.9 million in 2020, including a $95.3 million increase in the fair value of securities and derivative contracts held as an economic hedge, offset by a $79.5 million decrease in the fair value of mortgage servicing rights and $9.1 million of related net interest revenue.

The net economic cost of changes in the fair value of mortgage servicing rights and related economic hedges was $17.9 million in 2019. The fair value of mortgage servicing rights decreased $53.5 million. The fair value of securities and interest rate derivative contracts held as an economic hedge increased $30.4 million. Net interest earned on securities held as an economic hedge was $5.2 million.

The significant improvement in results versus 2019 was due to the combination of a more favorable mortgage servicing rights risk profile; increased volume and carry on the hedge portfolio; positive hedge strategy performance; and positive economics on the sale of GNMA servicing rights.

Table 7 – Gain (Loss) on Mortgage Servicing Rights, Net of Economic Hedge
(In thousands)

	Year Ended December 31,
	2020	2019	2018	2017	2016
Gain (loss) on mortgage hedge derivative contracts, net	$42,096	$14,589	$551	$681	$(15,696)
Gain (loss) on fair value option securities, net	53,248	15,787	(25,572)	(2,733)	(10,555)
Gain (loss) on economic hedge of mortgage servicing rights	95,344	30,376	(25,021)	(2,052)	(26,251)
Gain (loss) on change in fair value of mortgage servicing rights	(79,524)	(53,517)	4,668	172	(2,193)
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges included in other operating revenue	15,820	(23,141)	(20,353)	(1,880)	(28,444)
Net interest revenue on fair value option securities[1]	9,085	5,214	4,798	8,435	4,356
Total economic benefit (cost) of changes in the fair value of mortgage servicing rights, net of economic hedges	$24,905	$(17,927)	$(15,555)	$6,555	$(24,088)
1    Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Fourth Quarter 2020 Other Operating Revenue

Other operating revenue was $196.8 million for the fourth quarter of 2020, an $18.2 million or 10% increase over the fourth quarter of 2019.

Mortgage banking revenue was $39.3 million for the fourth quarter of 2020, an increase of $13.9 million. A decrease in mortgage interest rates in 2020 increased mortgage loan production. Mortgage loan production volumes were $819 million for the fourth quarter of 2020, compared to $635 million in the fourth quarter of 2019. The fourth quarter of 2020 included a $6.0 million increase in the fair value of mortgage servicing rights, net of economic hedges, while the fourth quarter of 2019 included a $3.7 million decrease.

Other gains and losses, net, increased $7.0 million largely due to changes in the fair value of assets related to the deferred compensation plan and equity securities not held for trading purposes.

Brokerage and trading revenue was $39.5 million for the fourth quarter of 2020, a decrease of $4.3 million, largely due to the shift of brokerage and trading fee revenue to net interest revenue partially offset by increased customer hedging fees and investment banking revenue. Fiduciary and asset management revenue decreased $3.2 million while deposit service charges decreased $3.0 million.

2019 Other Operating Revenue

Other operating revenue totaled $694.4 million for 2019, an increase of $77.6 million or 13% compared to 2018 driven by growth in brokerage and trading revenue and mortgage banking revenue. A $15.4 million fee earned through the sale of client assets was recognized as fiduciary and asset management revenue in 2018. This fee is excluded from the fluctuation discussion below.

Brokerage and trading revenue for 2019 increased $51.5 million compared to 2018. Lower mortgage interest rates during 2019 increased customer mortgage-backed trading activities. Trading revenue increased $60.5 million in 2019. Customer hedging revenue decreased $19.9 million compared to 2018. This is reflective of a shift in the mix of our to-be-announced residential mortgage-backed securities contracts from our customer hedging program to our trading program. Insurance brokerage fees increased $9.7 million compared to 2018 due to a full of year of operations with the addition of CoBiz in October, 2018.

Transaction card revenue grew by $3.2 million over 2018, primarily due to growth in transaction volumes. Fiduciary and asset management revenue grew $7.7 million over 2018, primarily due to growth in managed fiduciary assets.

Mortgage banking revenue increased by $9.8 million over 2018. Lower mortgage interest rates led to an increase in the supply of mortgage applications.

Other Operating Expense

Other operating expense for 2020 totaled $1.2 billion, a $33.6 million or 3% increase over the prior year. CoBiz added $17.2 million in integration costs during 2019. Excluding those costs, operating expense increased $50.8 million, largely related to incentive compensation. The fluctuation discussion below excludes the impact of closing and integration costs.

Table 8 – Other Operating Expense
(In thousands)

	Year Ended December 31,
	2020	2019	2018	2017	2016
Regular compensation	$390,282	$395,902	$358,280	$333,226	$332,740
Incentive compensation:
Cash-based compensation	186,059	144,526	132,593	127,964	128,077
Share-based compensation	16,037	15,544	4,229	23,602	10,464
Deferred compensation	8,401	8,711	(1,076)	4,091	1,687
Total incentive compensation	210,497	168,781	135,746	155,657	140,228
Employee benefits	87,695	95,882	89,105	84,525	80,151
Total personnel expense	688,474	660,565	583,131	573,408	553,119
Business promotion	14,511	35,662	30,523	28,877	26,582
Charitable contributions to BOKF Foundation	9,000	3,000	2,846	2,000	2,000
Professional fees and services	53,437	54,861	59,099	51,067	56,783
Net occupancy and equipment	112,722	110,275	97,981	86,477	80,024
Insurance	19,990	20,906	23,318	19,653	32,489
Data processing & communications[1]	135,497	124,983	114,796	108,125	93,736
Printing, postage and supplies	15,061	16,517	17,169	15,689	15,584
Net losses & operating expenses of repossessed assets	10,709	6,707	17,052	9,687	3,359
Amortization of intangible assets	20,443	20,618	9,620	6,779	6,862
Mortgage banking costs	56,711	50,685	46,298	52,856	61,387
Other expense	29,382	27,602	26,333	32,054	47,560
Total other operating expense	$1,165,937	$1,132,381	$1,028,166	$986,672	$979,485

Average number of employees (full-time equivalent)	5,011	5,155	4,993	4,900	4,872

Non-GAAP Reconciliation:[1]
Data processing and communications expense on income statement	135,497	124,983	114,796	146,970	131,841
Netting adjustment	—	—	—	(38,845)	(38,105)
Data processing and communications expense after netting adjustment	135,497	124,983	114,796	108,125	93,736
1    Non-GAAP measure to net interchange charges for 2016-2017 between transaction card revenue and data processing and communications expense as a result of the revenue recognition standard implemented January 1, 2018. This measure has no effect on net income or earnings per share.

Personnel expense

Personnel expense increased $30.8 million in 2020. Incentive compensation increased $41.8 million or 25% over 2019. Cash-based incentive compensation plans, which are either intended to provide current rewards to employees who generate long-term business opportunities for the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions, grew $41.6 million or 29% over 2019, largely related to the growth in mortgage-backed securities trading activities. This increase was partially offset by lower employee benefits costs of $7.2 million or 8%, largely related to decreased employee healthcare costs.

Non-personnel expense

Non-personnel expense increased $20.0 million or 4% over the prior year.

Data processing and communications expense increased $12.5 million or 10% primarily due to technology project costs. Occupancy and equipment expense increased $6.4 million or 6%, largely due to increased cleaning costs during the pandemic as well as increased depreciation costs. Mortgage banking expense increased $6.0 million or 12%, primarily due to an increase in prepayments and accruals related to default servicing and loss mitigation costs on loans serviced for others. Charitable contributions to the BOKF Foundation increased $6.0 million as we focus on the communities we serve and the extreme needs created by the pandemic. Professional fees increased $5.0 million or 10%. Net losses and operating expenses of repossessed assets increased $4.0 million or 60% over the prior year mainly due to write-downs on a set of oil and gas properties and a retail commercial real estate property during the year.

Business promotion costs, consisting largely of travel and entertainment and advertising costs, were down $19.5 million or 57%, primarily due to the effects of the current pandemic.

Fourth Quarter 2020 Operating Expenses

Other operating expense for the fourth quarter of 2020 totaled $300.7 million, an increase of $11.9 million over the fourth quarter of 2019.

Personnel expense increased $7.8 million over the fourth quarter of 2019 An increase in incentive compensation costs of $12.2 million was partially offset by a decrease of $3.4 million in regular compensation. Cash-based incentive compensation increased $11.4 million due to increased activity, particularly in the mortgage banking and trading areas. Deferred compensation expense increased $3.1 million, which is largely offset by changes in the fair value of assets held in rabbi trusts for the benefit of participants. Share-based compensation expense, which represents expense for equity awards based on the grant date fair value, decreased $2.3 million due to changes in vesting assumptions related to performance-based share awards.

Non-personnel expense increased $4.1 million compared to the fourth quarter of 2019. Data processing and communications costs increased $3.2 million related to technology projects. Charitable contributions to the BOKF Foundation increased $4.0 million. These increases were partially offset by a decrease in business promotion expense of $5.1 million, largely related to lower travel and entertainment costs during the pandemic.

2019 Operating Expenses

Other operating expense totaled $1.1 billion for 2019, a $104.2 million or 10% increase over 2018. CoBiz added $17.2 million in closing and integration costs in 2019 and $16.6 million in 2018. The fluctuation discussion below excludes these costs.

Personnel expense increased $80.3 million in 2019. Regular compensation expense increased $36.0 million, largely related to the addition of CoBiz employees. Incentive compensation grew $37.6 million, primarily related to increased sales activities and the addition of CoBiz employees. Cash based incentive compensation grew $16.5 million over 2018. Share-based incentive compensation increased $11.3 million due to an increase in the vesting probability of certain performance-based share awards. Deferred compensation expense increased $9.8 million. This expense is largely offset by changes in the fair value of assets held in rabbi trusts for the benefit of participants, which is included in other gains (losses).

Non-personnel expense increased $23.3 million or 5% over 2018. Intangible asset amortization increased $11.0 million due to the addition of CoBiz. Occupancy and equipment expense increased $8.4 million, primarily related to the addition of CoBiz operations. Data processing and communications expense increased $8.5 million due to technology project costs. Mortgage banking costs increased $4.4 million, largely due to an increase in prepayments.

Net losses and operating expenses of repossessed assets decreased $10.3 million compared to 2018 mainly due to write-downs on a set of oil and gas properties and a healthcare property in 2018. Insurance expense decreased $2.6 million, largely due to the elimination of a large bank deposit insurance surcharge assessed by the FDIC in the fourth quarter of 2018.

Income Taxes

Income tax expense was $128.8 million or 22.8% of net income before taxes for 2020, $130.2 million or 20.6% of net income before taxes for 2019 and $119.1 million or 21.1% of net income before taxes for 2018.

Net deferred tax liabilities totaled $9.5 million at December 31, 2020 compared to net deferred tax liabilities of $26 million at December 31, 2019. We have evaluated the recoverability of our deferred tax assets based on the generation of future taxable income during the periods in which those temporary differences become deductible and determined that no valuation allowance was required in 2020 and 2019.

Income tax expense was $45.1 million or 22.6% of net income before taxes for the fourth quarter of 2020 compared to $30.3 million or 21.5% of net income before taxes for the fourth quarter of 2019.

Table 9 – Selected Quarterly Financial Data (Unaudited)
(In thousands, except per share data)

	2020
	First	Second	Third	Fourth
Interest revenue	$348,937	$306,384	$294,659	$319,020
Interest expense	87,577	28,280	22,909	21,790
Net interest revenue	261,360	278,104	271,750	297,230
Provision for credit losses	93,771	135,321	—	(6,500)
Net interest revenue after provision for credit losses	167,589	142,783	271,750	303,730

Fees and commissions revenue	192,724	213,680	222,865	181,051
Gain on financial instruments and other assets, net	76,075	19,774	7,853	9,451
Change in fair value of mortgage servicing rights	(88,480)	(761)	3,441	6,276
Other operating revenue	180,319	232,693	234,159	196,778

Personnel expense	156,181	176,235	179,860	176,198
Other non-personnel expense	112,443	119,152	121,405	124,463
Total other operating expense	268,624	295,387	301,265	300,661

Net income before taxes	79,284	80,089	204,644	199,847
Federal and state income taxes	17,300	15,803	50,552	45,138
Net income	61,984	64,286	154,092	154,709
Net income (loss) attributable to non-controlling interests	(95)	(407)	58	485
Net income attributable to BOK Financial Corporation shareholders	$62,079	$64,693	$154,034	$154,224

Earnings per share:
Basic	$0.88	$0.92	$2.19	$2.21
Diluted	$0.88	$0.92	$2.19	$2.21

Average shares:
Basic	70,123,685	69,876,043	69,877,866	69,489,597
Diluted	70,130,166	69,877,467	69,879,290	69,493,050

Table 9 – Selected Quarterly Financial Data (Unaudited) (continued)
(In thousands, except per share data)

	2019
	First	Second	Third	Fourth
Interest revenue	$376,074	$390,820	$395,207	$369,857
Interest expense	97,972	105,388	116,111	99,608
Net interest revenue	278,102	285,432	279,096	270,249
Provision for credit losses	8,000	5,000	12,000	19,000
Net interest revenue after provision for credit losses	270,102	280,432	267,096	251,249

Fees and commissions revenue	160,552	176,108	186,119	179,422
Gain (loss) on financial instruments and other assets, net	17,384	25,512	12,924	(10,134)
Change in fair value of mortgage servicing rights	(20,666)	(29,555)	(12,593)	9,297
Other operating revenue	157,270	172,065	186,450	178,585

Personnel expense	169,228	160,342	162,573	168,422
Other non-personnel expense	117,929	116,795	116,719	120,373
Total other operating expense	287,157	277,137	279,292	288,795

Net income before taxes	140,215	175,360	174,254	141,039
Federal and state income taxes	29,950	37,580	32,396	30,257
Net income	$110,265	$137,780	$141,858	$110,782
Net income (loss) attributable to non-controlling interests	(347)	217	(373)	430
Net income attributable to BOK Financial Corporation shareholders	$110,612	$137,563	142,231	110,352

Earnings per share:
Basic	$1.54	$1.93	$2.00	$1.56
Diluted	$1.54	$1.93	$2.00	$1.56

Average shares:
Basic	71,387,070	70,887,063	70,596,307	70,295,899
Diluted	71,404,388	70,902,033	70,609,924	70,309,644

Lines of Business

We operate three principal lines of business: Commercial Banking, Consumer Banking and Wealth Management. Commercial Banking includes lending, treasury and cash management services and customer risk management products for small businesses, middle market and larger commercial customers. Commercial Banking also includes the TransFund EFT network. Consumer Banking includes retail lending and deposit services, lending and deposit services to small business customers served through our consumer branch network and all mortgage loan origination and servicing activities. Wealth Management provides fiduciary services, private bank services, insurance and investment advisory services in all markets. Wealth Management also underwrites state and municipal securities and engages in brokerage and trading activities.

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

The value of funds provided by the operating lines of business to the Funds Management unit is also based on rates that approximate wholesale market rates for funds with similar repricing and cash flow characteristics. Market rates are generally based on LIBOR or interest rate swap rates. The funds credit formula applied to deposit products with indeterminate maturities is established based on their repricing characteristics reflected in a combination of the short-term LIBOR rate and a moving average of an intermediate term swap rate, with an appropriate spread applied to both. Shorter duration products are weighted towards the short term LIBOR rate and longer duration products are weighted towards the intermediate swap rates. The expected duration ranges from 30 days for certain rate-sensitive deposits to five years. During 2018, the funds transfer pricing rates for non-maturity deposits became inverted due to the flattening of the yield curve. Short term rates continued to increase while long term rates remained relatively flat. In order to appropriately reflect the organizational value of these deposits to the lines of business, we increased the funding credit to reflect the upward rate moves. Those adjustments are set annually each January. During 2019, short-term rates moved down materially, which was reflected in the funding credit to the business lines beginning in January, 2020.

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

As shown in Table 10 following, net income attributable to our lines of business decreased $9.8 million or 2% compared to the prior year. Net interest revenue decreased by $119.0 million compared to the prior year, primarily due to decreases in the short-term interest rate related to a 225 basis point reduction in the federal funds rate by the Federal Reserve since the middle of 2019. Net charge-offs were up $27.1 million over the prior year. Other operating revenue increased $130.6 million led by our brokerage and trading and mortgage banking businesses. Other operating expense increased $57.3 million compared to prior year, largely due to increased incentive compensation related to trading activities. The increase in net loss attributed to Funds Management and other is largely due to the excess provision for expected credit losses over net charge-offs.

Table 10 – Net Income by Line of Business
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Commercial Banking	$306,005	$374,806	$333,515
Consumer Banking	95,360	56,606	25,399
Wealth Management	115,628	95,331	86,027
Subtotal	516,993	526,743	444,941
Funds Management and other	(81,963)	(25,985)	705
Total	$435,030	$500,758	$445,646

Commercial Banking

Commercial Banking contributed $306.0 million to consolidated net income in 2020, a decrease of $68.8 million or 18% compared to prior year.

Table 11 – Commercial Banking
(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Net interest revenue from external sources	$714,932	$919,148	$726,855
Net interest expense from internal sources	(126,444)	(242,907)	(159,954)
Total net interest revenue	588,488	676,241	566,901
Net loans charged off	69,475	39,011	30,358
Net interest revenue after net loans charged off	519,013	637,230	536,543

Fees and commissions revenue	187,119	168,667	161,949
Other gains, net	242	1,745	752
Other operating revenue	187,361	170,412	162,701

Personnel expense	159,165	163,106	122,863
Non-personnel expense	99,738	89,353	79,232
Other operating expense	258,903	252,459	202,095

Net direct contribution	447,471	555,183	497,149
Gain on financial instruments, net	193	106	26
Gain (loss) on repossessed assets, net	(2,677)	331	(6,532)
Corporate expense allocations	24,862	43,055	36,670
Income before taxes	420,125	512,565	453,973
Federal and state income taxes	114,120	137,759	120,458
Net income	$306,005	$374,806	$333,515

Average assets	$26,994,075	$22,807,589	$18,432,035
Average loans	18,711,372	18,090,224	15,073,484
Average deposits	14,319,729	10,319,677	8,517,137
Average invested capital	2,220,177	2,218,013	1,561,623

Net interest revenue decreased $87.8 million or 13% compared to the prior year. Yields on deposits sold to the Funds Management unit decreased as the value of deposits was impacted by falling interest rates. Net loans charged-off increased $30.5 million.

Fees and commissions revenue increased $18.5 million or 11% due to growth in customer energy hedging revenue and an increase in revenues from the processing of transactions on behalf of the members of our TransFund EFT network.

Operating expense increased $6.4 million or 3% over 2019. Non-personnel expense increased $10.4 million or 12%. Increases in data processing and communications expense, occupancy and equipment expense, intangible amortization and deposit insurance costs were partially offset by a decrease in business promotion expense. Personnel expense decreased $3.9 million or 2%. An decrease in incentive compensation costs was partially offset by an increase in regular compensation. Corporate expense allocations decreased $18.2 million or 42% compared to the prior year.

The average outstanding balance of loans attributed to Commercial Banking was up $621 million or 3% over 2019 to $18.7 billion, primarily due to the full year benefit of acquired loans from CoBiz. Prior to April 1, 2019, CoBiz loans were attributed to Funds Management and other. See the Loans section of Management's Discussion and Analysis of Financial condition following for additional discussion of changes in commercial and commercial real estate loans, which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking were $14.3 billion for 2020, a 39% increase over the prior year. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital for further discussion of change.

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

Net income attributed to Consumer Banking totaled $95.4 million for 2020, compared to $56.6 million in the prior year. Improved performance by Consumer Banking was largely due to the effect of lower mortgage interest rates, which has increased mortgage banking activity and related revenue.

Table 12 – Consumer Banking
(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Net interest revenue from external sources	$78,004	$99,679	$83,231
Net interest revenue from internal sources	69,000	95,775	73,448
Total net interest revenue	147,004	195,454	156,679
Net loans charged off	2,805	6,271	5,143
Net interest revenue after net loans charged off	144,199	189,183	151,536

Fees and commissions revenue	245,554	187,996	178,174
Other losses, net	(1,835)	(496)	(51)
Other operating revenue	243,719	187,500	178,123

Personnel expense	93,966	96,518	96,234
Other non-personnel expense	139,459	134,398	134,841
Total other operating expense	233,425	230,916	231,075

Net direct contribution	154,493	145,767	98,584
Gain (loss) on financial instruments, net	95,344	30,375	(25,021)
Change in fair value of mortgage servicing rights	(79,524)	(53,517)	4,668
Gain on repossessed assets, net	276	496	247
Corporate expense allocations	42,638	47,169	44,398
Net income before taxes	127,951	75,952	34,080
Federal and state income taxes	32,591	19,346	8,681

Net income	$95,360	$56,606	$25,399

Average assets	$9,842,125	$9,301,341	$8,303,263
Average loans	1,764,682	1,762,915	1,731,894
Average deposits	7,599,937	6,876,676	6,560,145
Average invested capital	259,333	294,923	292,791
Net interest revenue from Consumer Banking activities decreased by $48.5 million or 25% compared to 2019, primarily due to a decrease in the yield on deposits sold to our Funds Management unit. Average consumer deposits grew $723 million with demand deposit balances up by $470 million or 22%.

Fees and commissions revenue increased $57.6 million or 31% over the prior year. Lower mortgage interest rates increased mortgage loan origination volumes. Mortgage production volume increased $1.0 billion or 34% and gain on sale margin increased 172 basis points due to industry-wide capacity constraints. Deposit service charges decreased $15.4 million. During these uncertain times, we proactively waived certain fees. In addition, the pandemic has resulted in customers retaining cash and not maintaining the usual level of spending, which has decreased overdraft fees compared to the prior year. Operating expense increased $2.5 million or 1% over 2019. An increase in mortgage banking costs was largely offset by lower business promotion expenses. Corporate expense allocations were $4.5 million or 10% lower than the prior year.

Changes in the fair value of our mortgage servicing rights, net of economic hedges, as more fully presented in Table 7, resulted in a $15.8 million increase to pre-tax net income for 2020 compared to a $23.1 million decrease to pre-tax net income in 2019.

Wealth Management

Wealth Management contributed $115.6 million to consolidated net income in 2020, up $20.3 million or 21% over the prior year. Increased fees and commissions revenue, primarily from U.S. agency residential mortgage-backed securities and related derivatives trading, was partially offset by related incentive compensation costs.

Table 13 – Wealth Management
(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Net interest revenue from external sources	$130,818	$61,277	$81,528
Net interest revenue from internal sources	(13,528)	38,815	31,480
Total net interest revenue	117,290	100,092	113,008
Net loans recovered	(209)	(308)	(288)
Net interest revenue after net loans recovered	117,499	100,400	113,296

Fees and commissions revenue	399,229	341,333	296,465
Other gains (losses), net	(395)	56	(96)
Other operating revenue	398,834	341,389	296,369

Personnel expense	243,461	201,368	184,144
Other non-personnel expense	82,147	75,899	73,506
Other operating expense	325,608	277,267	257,650

Net direct contribution	190,725	164,522	152,015
Gain on financial instruments, net	4	2	7
Corporate expense allocations	35,331	36,239	35,920
Net income before taxes	155,398	128,285	116,102
Federal and state income tax	39,770	32,954	30,075

Net income	$115,628	$95,331	$86,027

Average assets	$15,695,646	$10,204,426	$8,447,784
Average loans	1,758,226	1,609,464	1,423,126
Average deposits	8,676,047	6,447,987	5,617,325
Average invested capital	300,860	274,599	251,401

Revenue attributed to the Wealth Management segment totaled $516.1 million for 2020, a $74.6 million or 17% increase over the previous year. Net interest revenue increased $17.2 million and fees and commissions revenue increased $57.9 million.

Demand for mortgage loans and related derivative contracts increased significantly due to a decrease in mortgage interest rates that began in early 2020 and continued throughout the year. We expanded trading activities that provide liquidity to our mortgage banking customers and enable them to manage their market risk. Our expanded trading activities are subject to limits established by the Board of Directors as discussed in the Market Risk section following. Growth in transaction volumes resulted in an $89.7 million increase in combined net interest revenue and trading revenue. Our level of trading volume is largely dependent on industry-wide mortgage loan production.

Growth in total revenue from expanded trading activities was partially offset by decreased net interest revenue generated by deposits sold to our Funds Management unit and loans attributed to the Wealth Management segment, and fiduciary and asset management fees. Both were negatively affected by the current low short-term interest rate environment.

Operating expense increased $48.3 million or 17% over the prior year. Personnel expense increased $42.1 million or 21% primarily related to incentive compensation as a result of higher trading activity. Non-personnel expense increased $6.2 million or 8% over 2019. Corporate expense allocations were relatively consistent compared to the prior year.

Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale.

Table 14 – Securities
(In thousands)

	December 31,
	2020		2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Trading:
U.S. government securities	$9,183	$9,183	$44,258	$44,264	$63,511	$63,765
Residential agency mortgage-backed securities	4,672,772	4,669,148	1,502,358	1,504,651	1,781,618	1,791,584
Municipal securities	19,130	19,172	26,136	26,196	34,508	34,507
Asset-backed securities	—	—	14,105	14,084	41,971	42,656
Other debt securities	10,450	10,472	34,705	34,726	24,346	24,411
Total trading securities	$4,711,535	$4,707,975	$1,621,562	$1,623,921	$1,945,954	$1,956,923

Investment:
Municipal securities	$229,245	$255,270	$274,535	295,032	$334,665	$346,623
Residential agency mortgage-backed securities	8,913	9,790	10,676	11,164	12,612	12,770
Other debt securities	7,373	7,371	8,207	8,206	7,910	7,905
Total investment securities	$245,531	$272,431	$293,418	$314,402	$355,187	$367,298
Allowance for credit losses[1]	(688)	—	—	—	—	—
Investment securities, net of allowance	$244,843	$272,431	$293,418	$314,402	$355,187	$367,298

Available for sale:
U.S. Treasury	$500	$508	$1,598	$1,600	$496	$493
Municipal securities	165,318	167,979	1,789	1,861	2,782	2,864
Mortgage-backed securities:
Residential agency	9,019,013	9,340,471	7,956,297	8,046,096	5,886,323	5,804,708
Residential non-agency	17,563	32,770	25,968	41,609	40,948	59,736
Commercial agency	3,406,956	3,508,465	3,145,342	3,178,005	2,986,297	2,953,889
Other debt securities	500	472	500	472	35,545	35,430
Total available for sale securities	$12,609,850	$13,050,665	$11,131,494	$11,269,643	$8,952,391	$8,857,120

Fair value option securities:
U.S. Treasury	$—	$—	$9,965	$9,917	$—	$—
Residential agency mortgage-backed securities	110,519	114,982	1,074,551	1,088,660	280,469	283,235
Total fair value option securities	$110,519	$114,982	$1,084,516	$1,098,577	$280,469	$283,235
1 Effective with the adoption of FASB ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) on January 1, 2020.

We maintain an inventory of trading securities in support of sales to a variety of customers, including banks, corporations, insurance companies, money managers and others. As discussed in the Market Risk section of this report, trading activities involve risk of loss from adverse price movement. We mitigate this risk within board-approved limits through the use of derivative contracts, short-sales and other techniques. These limits remain unchanged from levels set before our expanded trading activities. For further discussion of growth in trading securities, see "Lines of Business" section of Management's Discussion and Analysis.

Investment securities consist primarily of intermediate and long-term, fixed rate Oklahoma and Texas municipal bonds and taxable Texas school construction bonds. The investment security portfolio is diversified among issuers.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $12.6 billion at December 31, 2020, an increase of $1.5 billion compared to December 31, 2019. Available for sale securities consist primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Both residential and commercial mortgage-backed securities have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans. At December 31, 2020, residential mortgage-backed securities represented 72% of total available for sale securities.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the effective duration of the combined residential mortgage-backed securities portfolio held in investment and available for sale securities portfolios at December 31, 2020 is 2.3 years. Management estimates the combined portfolios' duration extends to 4.0 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 1.9 years assuming a 100 basis point decline in the current low rate environment.

The aggregate gross amount of unrealized losses on available for sale securities totaled $8.8 million at December 31, 2020, an $11.4 million decrease compared to December 31, 2019. On a quarterly basis, we perform an evaluation on debt securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the Consolidated Financial Statements. No other-than-temporary impairment charges were recognized in earnings in 2020.

Certain residential mortgage-backed securities issued by U.S. government agencies and included in Fair value option securities on the Consolidated Balance Sheets have been segregated and designated as economic hedges of changes in the fair value of our mortgage servicing rights. We have elected to carry these securities at fair value with changes in fair value recognized in current period income. These securities are held with the intent that gains or losses will offset changes in the fair value of mortgage servicing rights and related derivative contracts. Fair value option securities totaled $115 million, a decrease of $984 million. See Market Risk section for further details.
Bank-Owned Life Insurance

We have approximately $399 million of bank-owned life insurance at December 31, 2020. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $308 million is held in separate accounts. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. As of December 31, 2020, the fair value of investments held in separate accounts was approximately $331 million. As the underlying fair value of the investments held in a separate account at December 31, 2020 exceeded the net book value of the investments, no cash surrender value was supported by the stable value wrap. The stable value wrap is provided by a domestic financial institution. The remaining cash surrender value of $91 million primarily represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $23.0 billion at December 31, 2020, an increase of $1.3 billion over December 31, 2019, primarily due to PPP loans, partially offset by commercial loan paydowns.

Table 15 – Loans
(In thousands)

	December 31,
	2020	2019	2018	2017	2016
Commercial:
Energy	$3,469,194	$3,973,377	$3,590,333	$2,930,156	$2,497,868
Services	3,508,583	3,832,031	4,062,742	2,992,534	3,119,056
Healthcare	3,305,990	3,033,916	2,799,277	2,314,753	2,201,916
General business	2,793,768	3,192,326	3,183,726	2,496,532	2,571,984
Total commercial	13,077,535	14,031,650	13,636,078	10,733,975	10,390,824

Commercial real estate:
Multifamily	1,328,045	1,265,562	1,288,065	980,017	903,272
Office	1,085,257	928,379	1,072,920	831,770	798,888
Industrial	810,510	856,117	778,106	573,014	871,749
Retail	796,223	775,521	919,082	691,532	761,888
Residential construction and land development	119,394	150,879	148,584	117,245	135,533
Other commercial real estate	559,109	457,325	558,056	286,409	337,716
Total commercial real estate	4,698,538	4,433,783	4,764,813	3,479,987	3,809,046

Paycheck protection program	1,682,310	—	—	—	—

Loans to individuals:
Residential mortgage	1,863,003	1,886,378	2,039,167	1,776,180	1,750,445
Residential mortgage guaranteed by U.S. government agencies	408,687	197,794	190,866	197,506	199,387
Personal	1,277,447	1,201,382	1,025,806	965,776	839,958
Total loans to individuals	3,549,137	3,285,554	3,255,839	2,939,462	2,789,790

Total	$23,007,520	$21,750,987	$21,656,730	$17,153,424	$16,989,660

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

Commercial loans totaled $13.1 billion or 57% of the loan portfolio at December 31, 2020, decreasing $954 million or 7% compared to December 31, 2019. Borrowers continue to reduce leverage during this time of economic uncertainty.

Approximately 78% of loans in this segment are located within our geographic footprint, based on collateral location. Loans for which the collateral location is less relevant, such as unsecured loans and reserve-based energy loans are categorized by the borrower's primary operating location. The largest concentration of loans in this segment outside of our footprint is California, totaling 5% of the segment.
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

Outstanding energy loans totaled $3.5 billion or 15% of total loans at December 31, 2020. Approximately $2.6 billion or 76% of energy loans were to oil and gas producers, a $497 million decrease compared to December 31, 2019. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. Approximately 67% of the committed production loans are secured by properties primarily producing oil and 33% of the committed production loans are secured by properties primarily producing natural gas.

Loans to midstream oil and gas companies totaled $700 million or 20% of energy loans, an increase of $91 million over the prior year. Loans to borrowers that provide services to the energy industry totaled $110 million or 3% of energy loans, a decrease of $68 million during 2020. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales totaled $36 million or 1% of energy loans, a decrease of $31 million compared to the prior year.

Unfunded energy loan commitments were $2.4 billion at December 31, 2020, down $524 million compared to December 31, 2019 as a result of the semi-annual borrowing base redetermination process in the second and fourth quarters of 2020.

The healthcare sector of the loan portfolio totaled $3.3 billion or 14% of total loans. Healthcare loans increased $272 million over December 31, 2019, primarily due to growth in loans to senior housing and care facilities. Healthcare sector loans consist primarily of loans for the development and operation of senior housing and care facilities, including independent living, assisted living and skilled nursing. Generally we loan to borrowers with a portfolio of multiple facilities that serves to help diversify risks specific to a single facility. Healthcare also includes loans to hospitals and other medical service providers impacted by a deferral of elective procedures. The CARES Act includes multiple revenue enhancement measures for both hospitals and skilled nursing facilities as they manage through the risks of the virus.

The services sector of the loan portfolio decreased $323 million to $3.5 billion or 15% of total loans. Service sector loans consist of a large number of loans to a variety of businesses, including Native American tribal and state and local governments, Native American tribal casino operations, educational services, foundations and not-for-profit organizations and specialty trade contractors. Approximately $1.9 billion of the services category is made up of loans with individual balances of less than $10 million. Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

General business loans decreased $399 million to $2.8 billion or 12% of total loans. General business loans primarily consist of $1.6 billion of wholesale/retail loans and $701 million of loans from other commercial industries.

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

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $100 million and with three or more non-affiliated banks as participants. At December 31, 2020, the outstanding principal balance of these loans totaled $4.1 billion, including $1.8 billion in the energy sector. Approximately 85% of shared national credits are to borrowers with local market relationships. We serve as the agent lender in approximately 21% of our shared national credits, based on dollars committed.

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

The commercial real estate loan balance as a percentage of our total loan portfolio has ranged from 20% to 22% over the past five years. The outstanding balance of commercial real estate loans increased $265 million over 2019. Continued friction in the permanent financing market continued to constrain paydown activity. Loans secured by office buildings increased $157 million or 17%. Other real estate loans increased $102 million or 22%. Loans secured by multifamily real estate increased $62 million or 5%. These increases were partially offset by a decrease of $46 million or 5% in loans secured by industrial facilities and a decrease of $31 million or 21% in construction and land development loans.

Approximately 67% of loans in this segment are in our geographic footprint based on collateral location. The largest concentration of loans in this segment outside our footprint is Utah, totaling 8% of the segment, followed by California at 7%. All other states represent less than 5% individually.

Loans secured by retail facilities and office buildings may be adversely impacted by measures being taken to hinder the spread of the virus as well as changes in consumer behavior.
Paycheck Protection Program
We are actively participating in programs initiated by the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), including the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP") that began on April 3, 2020. PPP provided fully forgivable loans when utilized for qualified expenditures, including to help small business maintain payrolls during the COVID-19 pandemic. These loans generally have a contractual term of two years, though most are expected to be forgiven prior to maturity after completion of a compliance period. Loans are guaranteed and amounts forgiven will be reimbursed to the Company by the SBA. The loans carry a rate of 1 percent. Interest plus loan fees, which vary depending on loan size, are accrued over the contractual life of the loan. Any unaccreted origination fees will be recognized when the loan is paid. Unaccreted origination fees totaled $24 million at December 31, 2020.
PPP loan balances decreased $415 million to $1.7 billion or 7% of total loans. The complexity of the forgiveness process and borrowers' reluctance to apply for forgiveness in hopes of further legislative action that would relax the requirements has made the forgiveness process slower than initially anticipated. The recent Economic Aid Act will provide substantial forgiveness process relief, particularly for those clients with existing loans of less than $150 thousand, which represents more the 70% of our total PPP loan volume. The Company expects to participate in the newest round of PPP, with largely the same strategy of focusing on our existing client base in order to timely meet our existing clients' needs.
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

Approximately 91% of the loans in this segment are secured by collateral located within our geographical footprint. Loans for which the collateral location is less relevant, such as unsecured loans are categorized by the borrower’s primary operating location.

Residential mortgage loans guaranteed by U.S. government agencies have limited credit exposure because of the agency guarantee. This amount includes residential mortgage loans previously sold into GNMA mortgage pools that the Company may repurchase when certain defined delinquency criteria are met. Because of this repurchase right, the Company is deemed to have regained effective control over these loans and must include them on the Consolidated Balance Sheet. Residential mortgage loans guaranteed by U.S. government agencies increased $211 million compared to December 31, 2019, primarily due to increased delinquencies and CARES Act forbearance. The balances of residential mortgage loans guaranteed by U.S. government agencies are expected to decline during the next few quarters as new forbearance plan requests have remained muted, which will reduce the Company's repurchase activity relative to 2020. Loans that have exited forbearance and have met GNMA requirements will be re-pooled into GNMA mortgage pools.

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Company are centrally managed by the Oklahoma market.

Table 20 – Loans Managed by Primary Geographical Market
(In thousands)

	December 31,
	2020	2019	2018	2017	2016
Texas:
Commercial	$5,445,132	$6,174,894	$5,438,133	$4,520,401	$4,022,455
Commercial real estate	1,500,250	1,259,117	1,341,783	1,261,864	1,415,011
Paycheck protection program	501,079	—	—	—	—
Loans to individuals	854,700	727,175	661,548	608,759	540,729
Total Texas	8,301,161	8,161,186	7,441,464	6,391,024	5,978,195

Oklahoma:
Commercial	4,381,569	3,454,825	3,491,117	3,238,720	3,370,259
Commercial real estate	628,727	631,026	700,756	682,037	684,381
Paycheck protection program	413,108	—	—	—	—
Loans to individuals	2,054,205	1,854,864	1,816,109	1,777,644	1,711,020
Total Oklahoma	7,477,609	5,940,715	6,007,982	5,698,401	5,765,660

Colorado:
Commercial	1,554,670	2,169,598	2,275,069	1,130,714	1,018,208
Commercial real estate	877,610	927,826	963,575	174,201	265,264
Paycheck protection program	377,111	—	—	—	—
Loans to individuals	263,872	276,939	324,765	126,465	110,003
Total Colorado	3,073,263	3,374,363	3,563,409	1,431,380	1,393,475

Arizona:
Commercial	1,014,958	1,307,073	1,320,139	687,792	686,253
Commercial real estate	718,548	728,832	889,903	660,094	747,409
Paycheck protection program	211,725	—	—	—	—
Loans to individuals	177,900	186,539	166,505	98,911	88,818
Total Arizona	2,123,131	2,222,444	2,376,547	1,446,797	1,522,480

Kansas/Missouri:
Commercial	400,555	527,872	659,793	717,408	807,816
Commercial real estate	366,409	322,541	343,228	273,116	338,762
Paycheck protection program	56,011	—	—	—	—
Loans to individuals	105,755	131,069	169,412	201,356	206,140
Total Kansas/Missouri	928,730	981,482	1,172,433	1,191,880	1,352,718

New Mexico:
Commercial	195,846	305,320	340,489	343,296	399,256
Commercial real estate	471,310	402,148	383,670	341,282	284,603
Paycheck protection program	109,881	—	—	—	—
Loans to individuals	75,665	90,257	98,008	109,739	119,541
Total New Mexico	852,702	797,725	822,167	794,317	803,400

Arkansas:
Commercial	84,805	92,068	111,338	95,644	86,577
Commercial real estate	135,684	162,293	141,898	87,393	73,616
Paycheck protection program	13,395	—	—	—	—
Loans to individuals	17,040	18,711	19,492	16,588	13,539
Total Arkansas	250,924	273,072	272,728	199,625	173,732

Total BOK Financial loans	$23,007,520	$21,750,987	$21,656,730	$17,153,424	$16,989,660

Table 21 – Loan Maturity and Interest Rate Sensitivity at December 31, 2020
(In thousands)

		Remaining Maturities of Selected Loans
	Total	Within 1 Year	1-5 Years	After 5 Years
Loan maturity:
Commercial	$13,077,535	$729,049	$7,506,549	$4,841,937
Commercial real estate	4,698,538	529,473	2,945,467	1,223,598
Paycheck protection program	$1,682,310	$—	$1,682,310	$—
Total	$19,458,383	$1,258,522	$12,134,326	$6,065,535
Interest rate sensitivity for selected loans with:
Predetermined interest rates	$5,931,766	$59,628	$2,634,813	$3,237,325
Floating or adjustable interest rates	13,526,617	1,198,894	9,499,513	2,828,210
Total	$19,458,383	$1,258,522	$12,134,326	$6,065,535
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

We have off-balance sheet commitments related to certain residential mortgage loans sold into mortgage-backed securities as part of our mortgage banking activities. We retain off-balance sheet credit risk related to losses in excess of amounts guaranteed by the U.S. Department of Veteran's Affairs ("VA"). During the second quarter of 2020, we sold mortgage servicing rights related to residential mortgage loans primarily guaranteed by the VA with an unpaid principal balance of $1.6 billion.

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

The CARES Act provided protections for borrowers with agency-backed residential mortgages that are serviced by the Company. Forbearance must be granted upon receiving a request from a borrower and the borrower's attestation to a financial hardship associated with the COVID-19 emergency. The Bank is required to offer up to a 6 month forbearance, with the possibility of an additional 6 month extension. This program was available to all current and delinquent borrowers, including those in bankruptcy and/or foreclosure. As of December 31, 2020, agency-serviced loans in forbearance included 3,258 borrowers with an unpaid principal balance of $511 million. For certain contracts, we must advance principal and interest payments during the forbearance period. Advances as of December 31, 2020 totaled $5.4 million. Advances are generally reimbursed to us by the appropriate agencies. Loans in forbearance are considered delinquent when payments are not made for purposes of valuing mortgage servicing rights and for purposes of determining GNMA loans that are eligible to be repurchased. As of December 31, 2020, 23% of borrowers in forbearance remained current.

Table 22 – Off-Balance Sheet Credit Commitments
(In thousands)

	December 31,
	2020	2019	2018	2017	2016
Loan commitments	$10,967,546	$11,065,649	$11,944,525	$9,958,080	$9,404,665
Standby letters of credit	681,467	645,505	582,196	647,653	585,472
Unpaid principal balance of residential mortgage loans sold with recourse	73,055	88,808	98,623	125,127	139,486
Unpaid principal balance of residential mortgage loans transferred into mortgage-backed securities guaranteed by U.S. Dept. of Veteran's Affairs	1,442,504	3,375,451	3,585,321	3,337,377	2,822,368
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

Derivative contracts are carried at fair value. At December 31, 2020, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $625 million compared to $302 million at December 31, 2019. Derivative contracts carried as assets include foreign exchange contracts with fair values of $332 million, energy contracts with fair values of $175 million and interest rate swaps primarily sold to loan customers with fair values of $113 million. Before consideration of cash margin paid to counterparties, the aggregate net fair values of derivative contracts held under these programs reported as liabilities totaled $600 million.

At December 31, 2020, total derivative assets were reduced by $705 thousand of cash collateral received from counterparties and total derivative liabilities were reduced by $223 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at December 31, 2020 follows in Table 23.

Table 23 – Fair Value of Derivative Contracts
(In thousands)

Customers	$415,021
Banks and other financial institutions	209,532
Fair value of customer hedge asset derivative contracts, net	$624,553

The largest exposure to a single counterparty was to a customer for an energy swap which totaled $28 million at December 31, 2020.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equal to the equivalent of $35.09 per barrel of oil would decrease the fair value of derivative assets by $85 million, with dealer counterparties comprising the bulk of the assets. An increase in prices equal to the equivalent of $61.71 per barrel of oil would increase the fair value of derivative assets by $506 million. Liquidity requirements of this program are also affected by our credit rating. A decrease in credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $10 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of December 31, 2020, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.

Summary of Credit Loss Experience

Table 24 – Summary of Loan Loss Experience
(In thousands)

Year Ended December 31,
2020
Allowance for loan losses:
Beginning balance	$210,759
CECL transition adjustment[1]	25,809
Beginning balance, adjusted	236,568
Loans charged off	(79,399)
Recoveries of loans previously charged off	9,011
Net loans charged off	(70,388)
Provision for credit losses	222,460
Ending balance	$388,640

Accrual for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	1,585
CECL transition adjustment	23,552
Beginning balance, adjusted	25,137
Provision for credit losses	11,784
Ending balance	$36,921

Accrual for off-balance sheet credit risk associated with mortgage banking activities:
Beginning balance	$4,820
CECL transition adjustment	10,915
Beginning balance, adjusted	15,735
Loans charged off	(165)
Provision for credit losses	(11,288)
Ending balance	$4,282

Allowance for credit losses related to held-to-maturity (investment) securities:
Beginning balance	$—
CECL transition adjustment	1,052
Beginning balance, adjusted	1,052
Provision for credit losses	(364)
Ending balance	$688

Total provision for credit losses	$222,592
Net charge-offs (recoveries) to average loans	0.30%
Net charge-offs (recoveries) to average loans excluding PPP loans[2]	0.32%
Recoveries to gross charge-offs	11.35%
Provision for loan losses to average loans	0.95%
Provision for loan losses to average loans excluding PPP loans[2]	1.01%
Allowance for loan losses to loans outstanding at period-end	1.69%
Allowance for loan losses to loans outstanding at period-end excluding PPP loans[2]	1.82%
Accrual for unfunded loan commitments to loan commitments	0.34%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period-end	1.85%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period-end excluding PPP loans[2]	2.00%
1    Included $1.3 million related to measurement changes to the allowance attributed to outstanding loan balances and $24.5 million related to recognition of expected credit losses on acquired loans.
2    Metric meaningful due to the U.S. government agency guarantee and short-term nature of the PPP loans.

Year Ended December 31,
2019	2018	2017	2016
Allowance for loan losses:
Beginning balance	$207,457	$230,682	$246,159	$225,524
Loans charged off:
Commercial	(43,185)	(37,880)	(19,810)	(35,828)
Commercial real estate	(1,161)	—	(76)	—
Residential mortgage	(288)	(378)	(649)	(1,312)
Personal	(6,343)	(5,325)	(5,064)	(5,448)
Total	(50,977)	(43,583)	(25,599)	(42,588)
Recoveries of loans previously charged off:
Commercial	2,021	3,316	4,461	1,727
Commercial real estate	4,986	3,552	1,940	1,283
Residential mortgage	562	1,047	760	1,999
Personal	2,505	2,499	2,451	2,747
Total	10,074	10,414	9,612	7,756
Net loans charged off	(40,903)	(33,169)	(15,987)	(34,832)
Provision for loan losses	44,205	9,944	510	55,467
Ending balance	$210,759	$207,457	$230,682	$246,159
Accrual for off-balance sheet credit risk:
Beginning balance	$1,790	$3,734	$11,244	$1,711
Provision for off-balance sheet credit risk	(205)	(1,944)	(7,510)	9,533
Ending balance	$1,585	$1,790	$3,734	$11,244
Total combined provision for credit losses	$44,000	$8,000	$(7,000)	$65,000
Allowance for loan losses to loans outstanding at period end	0.97%	0.96%	1.34%	1.45%
Net charge-offs (recoveries) to average loans	0.19%	0.18%	0.09%	0.21%
Total provision for credit losses to average loans	0.20%	0.04%	(0.04)%	0.40%
Recoveries to gross charge-offs	19.76%	23.89%	37.55%	18.21%
Allowance for loan losses as a multiple of net charge-offs	5.15	x	6.25	x	14.43	x	7.07	x
Accrual for off-balance sheet credit risk to off-balance sheet credit commitments	0.01%	0.01%	0.04%	0.11%
Combined allowance for credit losses to loans outstanding at period-end	0.98%	0.97%	1.37%	1.52%

Allowance for Loan Losses and Accrual for Off-Balance Sheet Credit Risk from Unfunded Loan Commitments
The Company adopted FASB Accounting Standard Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Assets Measured at Amortized Cost ("CECL") on January 1, 2020 through a pre-tax cumulative-effect adjustment to equity of $61.4 million. CECL requires recognition of expected credit losses on assets carried at amortized cost over their expected lives. The previous incurred loss model incorporated only known information as of the balance sheet date. Prior years reported under the incurred loss model have not been restated. CECL uses models to measure the probability of default and loss given default over a 12-month reasonable and supportable forecast period. Models incorporate base case, downside, and upside macroeconomic variables such as real gross domestic product ("GDP") growth, civilian unemployment rate and West Texas Intermediate ("WTI") oil prices on a probability weighted basis. See Note 4 to the Consolidated Financial Statements for additional discussion of methodology of allowance for loan losses.

The provision for expected credit losses was $222.6 million for the year ended December 31, 2020. A $234.2 million provision related to lending activities was partially offset by a decrease in the accrual for expected credit losses from mortgage banking activities and allowance for credit losses from investment securities. During the second quarter of 2020, the Company sold certain mortgage servicing rights related to residential mortgage loans transferred to mortgage-backed securities. These servicing rights expose the Company to credit risk for amounts that exceed the U.S. government agency guarantees.
Changes in our reasonable and supportable forecasts of macroeconomic variables, primarily due to the anticipated impact of the COVID-19 pandemic, resulted in a $99.1 million provision for credit losses from lending activities. Economic conditions were volatile during the year, including changes in unemployment rates, GDP and energy commodity prices, causing the 2020 provision to occur in the first half of the year as our allowance grew for expected losses. While this volatility moderated in the latter half of the year, the embedded impact of these risks continue to remain in our portfolio at December 31, 2020. Changes in the loan portfolio characteristics, including specific impairment and losses, loan balances and risk grading resulted in a $135.1 million increase in the provision for credit losses from lending activities during 2020.
We recorded a $6.5 million negative provision for credit losses in the fourth quarter of 2020. Changes in our reasonable and supportable forecasts of macroeconomic variables, primarily due to an improved economic outlook related to the anticipated impact of the on-going COVID-19 pandemic offset by changes in the probability weighting of the economic scenarios and other assumptions, resulted in a $3.0 million increase in the provision for credit losses from lending activities. Changes in the loan portfolio characteristics, including specific impairment and losses, risk grading and loan balances resulted in an $8.6 million decrease in the provision for credit losses from lending activities.

Our reasonable and supportable forecast of macroeconomic variables is significantly influenced by the COVID-19 pandemic developments and related government stimulus policies, which remain highly uncertain. A summary of macroeconomic variables considered in developing our estimate of expected credit losses at December 31, 2020 follows:

	Base	Downside	Upside
Scenario probability weighting	60%	30%	10%
COVID-19 trajectory	Trajectory of COVID-19 maintains current level with localized and state-level hotspots resulting in isolated shutdowns; FDA approval of several more vaccines in the first half of 2021, with a large share of U.S. population vaccinated by the end of the third quarter of 2021.	Trajectory of COVID-19 pandemic worsens during winter months; additional waves and hotspots emerge through the first half of 2021. Highly impacted states/regions enact shutdowns to manage hospital capacity, though a nation-wide shutdown is not re-implemented. FDA does not approve additional vaccines until the second half of 2021, resulting in more protracted distribution and delaying widespread vaccination in the U.S. until early 2022.	Trajectory of COVID-19 continues to improve from peak experienced in December of 2020. This leads to isolated shutdowns, even at a more localized level. FDA approval of several more vaccines in the first half of 2021, with a large share of U.S. population vaccinated by the end of the third quarter 2021.
Economic recovery (driven by COVID-19 trajectory)	Regional shutdowns and consumer confidence weigh negatively on economic and employment recoveries in the first quarter of 2021. As vaccine distribution boosts consumer confidence, GDP grows at rates above historical averages and recovers to pre-COVID-19 levels by the third quarter of 2021.	Deteriorated COVID-19 situation, slow vaccine distribution and lack of fiscal stimulus in 2020 cause the economy to fall back into recession. GDP does not recover to pre-COVID-19 levels until early 2023.	Consumer confidence grows as optimism around vaccination helps maintain moderate growth in the first quarter of 2021. GDP subsequently continues to grow at levels above historical averages, recovering to pre-COVID-19 levels by the second quarter of 2021.
Fiscal stimulus (driven by economic recovery)	No additional fiscal stimulus packages are enacted in 2021.	Large-scale fiscal stimulus package of $1.2 trillion enacted in the third quarter of 2021 due to on-going political gridlock and includes expanded unemployment benefits, additional small business support, state fiscal aid and payments to individuals.	No additional fiscal stimulus packages are enacted in 2021.
Macro-economic factors
–GDP is forecasted to grow by 4.1% over the next 12 months.
–Civilian unemployment rate of 6.8% in the first quarter of 2021 improves to 6.3% by the fourth quarter of 2021.
–WTI oil prices are projected to generally follow the NYMEX forward curve that existed at the end of December 2020, averaging $46.80 per barrel over the next 12 months.

–GDP is forecasted to contract 6.0% in the first quarter of 2021, improving to 3.0% growth in the fourth quarter of 2021.
–Civilian unemployment rate of 7.9% the first quarter of 2021 increases in the next two quarters and ends at 8.9% by the fourth quarter of 2021.
–WTI oil prices are projected to average $35.74 over the next 12 months.

–GDP is forecasted to grow by 6.0% over the next 12 months.
–Civilian unemployment rate of 6.6% in the first quarter of 2021 quickly improves to 5.7% by the fourth quarter of 2021.
–WTI oil prices are projected to average $49.89 per barrel over the next 12 months.

Net charge-offs and changes in specific impairments attributed to certain credits required a $75.4 million provision during 2020 while changes in risk grading during the year resulted in a $92.9 million provision. This provision was partially offset by a change in outstanding loan balances used to measure the provision for credit losses related to changes in loan portfolio characteristics. A summary of outstanding loan balances by risk grade is included in Note 4 to the Consolidated Financial Statements. Non-pass grade loans include other loans especially mentioned, defined by regulatory guidelines as loans that are currently performing in compliance with original terms but may have a potential weakness that deserves management’s close attention, accruing substandard loans, and nonaccruing loans. Non-pass grade loans totaled $1.0 billion at December 31, 2020, composed primarily of $650 million or 19% of energy loans, $133 million or 4% of commercial services loans, $84 million or 3% of commercial general business loans, $58 million or 1% of commercial real estate loans and $53 million or 2% of commercial healthcare loans. Non-pass grade loans totaled $551 million at December 31, 2019.

Although fiscal stimulus through PPP, SBA support and other CARES Act programs have had a positive impact on credit quality, we received a number of deferral or forbearance requests beginning in the second quarter of 2020. All requests were evaluated on a case-by-case basis and all loans greater than $1 million that requested forbearance were reviewed for proper grading. At the peak, deferral requests totaled $1.6 billion or 8% of total loans. At December 31, 2020, loans in deferral status have dropped to just below 1% of total loans. More than 90% of the loans that were deferred have now moved back to payment status and are making payments pursuant to an updated payment schedule.

The allowance for loan losses totaled $389 million or 1.69% of outstanding loans and 171% of nonaccruing loans at December 31, 2020, excluding residential mortgage loans guaranteed by U.S. government agencies. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $426 million or 1.85% of outstanding loans and 188% of nonaccruing loans at December 31, 2020. Excluding PPP loans, the allowance for loan losses was 1.82% of outstanding loans and the combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was 2.00%.

The allowance for credit losses attributed to energy was 3.61% of outstanding energy loans at December 31, 2020. Our most recent semi-annual borrowing base redetermination was completed during the fourth quarter of 2020 based on forward pricing curves that existed at that time. While forward prices subsequently improved, the pricing environment remains fragile and tied to the continued economic recovery from the impact of the COVID-19 pandemic. We believe the duration of the downturn is a more significant factor affecting performance than the level of prices.

We also conduct quarterly stress tests of our energy borrowers with more than 50% funding on their lines of credit and all non-pass graded loans using a current price deck discounted at 20%. This stress test helps us identify potential issues, although the most recent test corroborated the risk grading of energy borrowers evaluated once hedging was taken into consideration. Of all the energy customers that we stress test, which makes up 96% of production loans outstanding, 96% of our customers have some level of hedging in the 12-month range and many of them carry into the 24-month range.

The company recorded a $44 million provision for credit losses under the previous incurred loss model in 2019. The allowance for loan losses under the incurred loss model was $211 million or 0.97% of outstanding loans and 121% of nonaccruing loans, excluding loans guaranteed by U.S. government agencies at December 31, 2019. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $212 million or 0.98% of outstanding loans and 121% of core nonaccruing loans.

Table 25 – Allowance for Loan Losses Allocation
(Dollars in thousands)

	December 31,
	2020		2019		2018		2017		2016
	Allowance	% of Loans[1]	Allowance[2]	% of Loans[1]	Allowance[2]	% of Loans[1]	Allowance[2]	% of Loans[1]	Allowance[2]	% of Loans[1]
Loan category:
Commercial	$254,934	56.84%	$118,187	64.51%	$102,226	62.97%	$124,269	62.58%	$140,213	61.16%
Commercial real estate	86,558	20.42%	51,805	20.38%	60,026	22.00%	56,621	20.29%	50,749	22.42%
Paycheck protection program	—	7.31%	—	—%	—	—%	—	—%	—	—%
Loans to individuals	47,148	15.43%	23,572	15.11%	27,437	15.03%	27,575	17.13%	26,997	16.42%
Nonspecific allowance	—		17,195		17,768		22,217		28,200
Total	$388,640	100.00%	$210,759	100.00%	$207,457	100.00%	$230,682	100.00%	$246,159	100.00%
1     Represents ratio of loan category balance to total loans.
2    Calculated under previous incurred loss method. The Company adopted FASB Accounting Standard Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Assets Measured at Amortized Cost ("CECL") on January 1, 2020

Net Loans Charged Off

Net loans charged off totaled $70 million or 0.32% of average loans, excluding PPP loans, in 2020. Net loans charged off were $41 million or 0.19% of average loans in 2019.

In 2020, net charge-offs of commercial loans were $69 million, primarily related to energy borrowers. Net commercial real estate loan charge-offs were $1.0 million and net loan charge-offs of loans to individuals were $620 thousand. Net charge-offs of loans to individuals include deposit account overdraft losses.

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

Nonperforming Assets

As more fully described in Note 4 to the Consolidated Financial Statements, loans are generally classified as nonaccruing when it becomes probable that we will not collect the full contractual principal and interest. Accruing renegotiated loans guaranteed by U.S. government agencies represent residential mortgage loans that have been modified in troubled debt restructurings. Interest continues to accrue based on the modified terms of the loan and loans may be sold once they become eligible according to U.S. government agency guidelines. Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans. The assets are carried at the lower of cost as determined by fair value at the date of foreclosure or current fair value, less estimated selling costs. A summary of nonperforming assets follows in Table 26:

Table 26 - Nonperforming Assets
(Dollars in Thousands)

	December 31,
	2020	2019	2018	2017	2016
Nonaccruing loans:
Commercial
Energy	$125,059	$91,722	$47,494	$92,284	$132,499
Healthcare	3,645	4,480	16,538	14,765	825
Services	25,598	7,483	8,567	2,620	8,173
General business	12,857	11,731	27,242	27,634	37,456
Total commercial	167,159	115,416	99,841	137,303	178,953

Commercial real estate	27,246	27,626	21,621	2,855	5,521

Paycheck protection program	—	—	—	—	—

Loans to individuals
Residential mortgage	32,228	31,522	34,423	38,268	34,374
Residential mortgage guaranteed by U.S. government agencies	7,741	6,100	7,132	9,179	11,846
Personal	319	287	230	269	290
Total loans to individuals	40,288	37,909	41,785	47,716	46,510
Total nonaccruing loans	$234,693	$180,951	$163,247	$187,874	$230,984
Accruing renegotiated loans guaranteed by U.S. government agencies	151,775	92,452	86,428	73,994	81,370
Real estate and other repossessed assets	90,526	20,359	17,487	28,437	44,287
Total nonperforming assets	$476,994	$293,762	$267,162	$290,305	$356,641
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$317,478	$195,210	$173,602	$207,132	$263,425

Allowance for loan losses to nonaccruing loans[1,3]	171.24%	120.54%	132.89%	129.09%	112.33%
Nonperforming assets to outstanding loans and repossessed assets	2.07%	1.35%	1.23%	1.69%	2.09%
Nonperforming assets to outstanding loans and repossessed assets excluding residential mortgage and PPP loans guaranteed by U.S. government agencies[2,3]	1.51%	0.90%	0.81%	1.22%	1.56%
Nonaccruing commercial loans to outstanding commercial loans	1.28%	0.82%	0.73%	1.28%	1.72%
Nonaccruing commercial real estate loans to outstanding commercial real estate loans	0.58%	0.62%	0.45%	0.08%	0.14%
Nonaccruing loans to individuals to outstanding loans to individuals[3]	1.04%	1.03%	1.13%	1.41%	1.34%
Accruing loans 90 days of more past due[3]	$10,369	$7,680	$1,338	$633	$5
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

Excluding assets guaranteed by U.S. government agencies, nonperforming assets increased $122 million over December 31, 2019, primarily due to a $70 million increase in real estate and other repossessed assets, a $33 million increase in nonaccruing energy loans and an $18 million increase in nonaccruing services loans. Newly identified nonaccruing loans totaled $305 million, partially offset by $85 million of foreclosures, $79 million of charge-offs and $74 million in payments. The Company generally retains nonperforming assets to maximize potential recovery, which may cause future nonperforming assets to decrease more slowly.

A rollforward of nonperforming assets for the year ended December 31, 2020 follows in Table 27.

Table 27 – Rollforward of Nonperforming Assets
(In thousands)

	Year Ended December 31, 2020
	Nonaccruing Loans
	Commercial	Commercial Real Estate	Loan to Individuals	Total	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, December 31, 2019	$115,416	$27,626	$37,909	$180,951	$92,452	$20,359	$293,762
Additions	263,981	19,919	20,658	304,558	96,935	—	401,493
Payments	(61,617)	(459)	(11,567)	(73,643)	(2,752)	—	(76,395)
Charge-offs	(73,370)	(1,300)	(4,729)	(79,399)	—	—	(79,399)
Net gains (losses) and write-downs	—	—	—	—	—	(1,628)	(1,628)
Foreclosure of nonaccruing loans	(65,690)	(18,540)	(1,093)	(85,323)	—	85,323	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(1,506)	(1,506)	(3,422)	—	(4,928)
Proceeds from sales	—	—	—	—	(30,860)	(13,528)	(44,388)
Net transfers to nonaccruing loans	—	—	1,326	1,326	—	—	1,326
Return to accrual status	(11,561)	—	(710)	(12,271)	(1,916)	—	(14,187)
Other, net	—	—	—	—	1,338	—	1,338
Balance, December 31, 2020	$167,159	$27,246	$40,288	$234,693	$151,775	$90,526	$476,994

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

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets totaled $91 million at December 31, 2020, composed primarily of $64 million of oil and gas properties, including $41 million of repossessed oil & gas properties included in a consolidated limited liability corporation that is 60% owned by the Company and 40% owned by an unrelated financial institution. The remaining balance of real estate and other repossessed assets included $21 million of developed commercial real estate, $3.4 million of undeveloped land primarily zoned for commercial development and $625 thousand of 1-4 family residential properties. The residential properties and undeveloped land are widely disbursed across our geographical footprint. Real estate and other repossessed assets increased $73 million compared to December 31, 2019.
Liquidity and Capital

Based on the average balances for 2020, approximately 67% of our funding was provided by deposit accounts, 17% from borrowed funds, less than 1% from long-term subordinated debt and 10% from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks, provide adequate liquidity to meet our operating needs.

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

Table 29 - Average Deposits by Line of Business
(In thousands)

	Year Ended December 31,
	2020	2019
Commercial Banking	$14,319,729	$10,319,677
Consumer Banking	7,599,937	6,876,676
Wealth Management	8,676,047	6,447,987
Subtotal	30,595,713	23,644,340
Funds Management and other	2,169,285	2,006,941
Total	$32,764,998	$25,651,281

Average deposits for 2020 totaled $32.8 billion and represented approximately 67% of total liabilities and capital compared to $25.7 billion and 61% of total liabilities and capital for 2019. Average deposits increased $7.1 billion over the prior year. Inflows resulting from PPP loans and government stimulus payments during the pandemic, along with additional core deposit growth as customers maintain higher balances during the current economic environment, have all contributed to the significant increase in deposits. Interest-bearing transaction deposit account balances increased by $5.6 billion and demand deposits grew by $1.4 billion.

Average deposits attributed to Commercial Banking were $14.3 billion for 2020, a $4.0 billion or 39% increase over 2019. Interest-bearing transaction account balances increased $2.5 billion or 60% and demand deposit balances increased $1.3 billion or 22%. Commercial customers continue to retain large cash reserves primarily due to a combination of factors including uncertainty about the economic environment and potential for growth, lack of preferable liquid alternatives and a desire to minimize deposit charges through the earnings credit. The earnings credit is a non-cash method that enables commercial customers to offset deposit service charges based on account balances. Commercial deposit balances may decrease as the economic outlook improves and if short-term rates move higher, enhancing their investment alternatives.

Average Consumer Banking deposit balances increased $723 million or 11% over the prior year. Average demand deposit balances grew by $470 million or 22% while average interest-bearing transaction accounts increased $253 million or 5%. Time deposit balances decreased $15 million or 2%.

Average Wealth Management deposit balances grew by $2.2 billion or 35% over the prior year. Interest-bearing transaction balances increased $2.3 billion or 52%. Non-interest-bearing demand deposits decreased $42 million or 4%, and time deposit balances decreased $63 million or 8%.

Table 30 - Maturity of Domestic CDs and Public Funds in Amounts of $100,000 or More
(In thousands)

	December 31,
	2020	2019
Months to maturity:
3 or less	$653,092	$364,642
Over 3 through 6	247,546	275,227
Over 6 through 12	281,865	466,751
Over 12	314,623	572,539
Total	$1,497,126	$1,679,159

Brokered deposits included in time deposits averaged $131 million for 2020, compared to $247 million for 2019. Brokered deposits included in time deposits totaled $81 million at December 31, 2020 and $237 million at December 31, 2019.

Average interest-bearing transaction accounts for 2020 included $1.9 billion of brokered deposits compared to $1.1 billion for 2019. Brokered deposits included in interest-bearing transaction accounts totaled $2.2 billion at December 31, 2020 and $1.2 billion at December 31, 2019.

The distribution of our period end deposit account balances among principal markets follows in Table 31.

Table 31 - Period End Deposits by Principal Market Area
(In thousands)

	December 31,
	2020	2019	2018	2017	2016
Oklahoma:
Demand	$4,328,619	$3,257,337	$3,610,593	$3,885,008	$3,993,170
Interest-bearing:
Transaction	12,603,603	8,574,912	6,445,831	5,901,293	6,345,536
Savings	420,996	306,194	288,210	265,870	241,696
Time	1,134,453	1,125,446	1,118,643	1,092,133	1,118,355
Total interest-bearing	14,159,052	10,006,552	7,852,684	7,259,296	7,705,587
Total Oklahoma	18,487,671	13,263,889	11,463,277	11,144,304	11,698,757

Texas:
Demand	3,450,468	2,757,376	3,289,659	3,239,098	3,137,009
Interest-bearing:
Transaction	3,800,482	2,911,731	2,294,740	2,397,071	2,388,812
Savings	139,173	102,456	99,624	93,620	83,101
Time	383,062	495,343	423,880	502,879	535,642
Total interest-bearing	4,322,717	3,509,530	2,818,244	2,993,570	3,007,555
Total Texas	7,773,185	6,266,906	6,107,903	6,232,668	6,144,564

Colorado:
Demand	2,168,404	1,729,674	1,658,473	633,714	576,000
Interest-bearing:
Transaction	2,170,485	1,769,037	1,899,203	657,629	616,679
Savings	69,384	53,307	57,289	35,223	32,866
Time	208,778	283,517	274,877	224,962	242,782
Total interest-bearing	2,448,647	2,105,861	2,231,369	917,814	892,327
Total Colorado	4,617,051	3,835,535	3,889,842	1,551,528	1,468,327

New Mexico:
Demand	941,074	623,722	691,692	663,353	627,979
Interest-bearing:
Transaction	733,007	558,493	571,347	552,393	590,571
Savings	91,646	63,999	58,194	55,647	49,963
Time	186,307	238,140	224,515	216,743	238,408
Total interest-bearing	1,010,960	860,632	854,056	824,783	878,942
Total New Mexico	1,952,034	1,484,354	1,545,748	1,488,136	1,506,921

	December 31,
	2020	2019	2018	2017	2016
Arizona:
Demand	905,201	681,268	709,176	334,701	366,755
Interest-bearing:
Transaction	768,220	684,929	575,996	274,846	305,099
Savings	12,174	10,314	10,545	3,343	2,973
Time	32,721	49,676	43,051	20,394	27,765
Total interest-bearing	813,115	744,919	629,592	298,583	335,837
Total Arizona	1,718,316	1,426,187	1,338,768	633,284	702,592

Kansas/Missouri:
Demand	426,738	384,533	418,199	457,080	508,418
Interest-bearing:
Transaction	960,237	784,574	327,866	382,066	513,176
Savings	16,286	12,169	13,721	13,574	12,679
Time	14,610	17,877	19,688	27,260	42,152
Total interest-bearing	991,133	814,620	361,275	422,900	568,007
Total Kansas/Missouri	1,417,871	1,199,153	779,474	879,980	1,076,425

Arkansas:
Demand	45,834	27,381	36,800	30,384	26,389
Interest-bearing:
Transaction	122,388	108,076	91,593	85,095	105,232
Savings	2,333	1,837	1,632	1,881	2,192
Time	7,197	7,850	8,726	14,045	16,696
Total interest-bearing	131,918	117,763	101,951	101,021	124,120
Total Arkansas	177,752	145,144	138,751	131,405	150,509
Total BOK Financial deposits	$36,143,880	$27,621,168	$25,263,763	$22,061,305	$22,748,095

See Note 9 to the Consolidated Financial Statements for a summary of other borrowings.

In addition to deposits, liquidity for the subsidiary bank is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan Banks from across the country. The largest source of wholesale federal funds purchased totaled $200 million at December 31, 2020 and $600 million at December 31, 2019. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $3.4 billion during 2020 and $7.1 billion during 2019.

On April 13, 2020, the banking agencies published an interim final rule which permits banking organizations to exclude from regulatory capital requirements PPP covered loans pledged to the Federal Reserve's Paycheck Protection Program Liquidity Facility ("PPLF"). The Company initially funded PPP loans from deposits and Federal Home Loan Bank borrowings, but transitioned to the PPLF in June of 2020 in order to realize this regulatory capital relief.

At December 31, 2020, the estimated unused credit available to BOKF, NA from collateralized sources was approximately $16.5 billion.

BOKF, NA also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold in GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors. The average balance of this liability increased over the prior year primarily due to GNMA loans serviced by the Company that are participating in the forbearance program included in the CARES Act, which began in the second quarter. As delinquencies increase, the GNMA repurchase liability will also increase.
Parent Company and Other Non-Bank Subsidiaries

The primary sources of liquidity for BOK Financial are cash on hand and dividends from the subsidiary bank. Cash and cash equivalents totaled $184 million at December 31, 2020. Dividends from the subsidiary bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At December 31, 2020, based on the most restrictive limitations as well as management’s internal capital policy, BOKF, NA could declare up to $370 million of dividends without regulatory approval. Dividend constraints may be alleviated through increases in retained earnings, capital issuances or changes in risk weighted assets. Future losses or increases in required regulatory capital could also affect its ability to pay dividends to the parent company.

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

Shareholders' equity at December 31, 2020 was $5.3 billion, an increase of $410 million over December 31, 2019. Net income less cash dividends paid increased equity $357 million during 2020. Changes in interest rates resulted in accumulated other comprehensive income of $336 million at December 31, 2020, compared to $105 million at December 31, 2019. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On April 30, 2019, the Board of Directors authorized the Company to purchase up to five million common shares, subject to market conditions, securities laws and other regulatory compliance limitations. As of December 31, 2020, a cumulative total of 1,973,813 shares have been repurchased under this authorization. The Company repurchased 1,107,100 shares during 2020 at an average price of $68.49 per share.

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

A summary of minimum capital requirements follows for BOK Financial on a consolidated basis in Table 32.

Table 32 – Capital Ratios

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer

				December 31,
				2020	2019
Risk-based capital:
Common equity Tier 1	4.50%	2.50%	7.00%	11.95%	11.39%
Tier 1 capital	6.00%	2.50%	8.50%	11.95%	11.39%
Total capital	8.00%	2.50%	10.50%	13.82%	12.94%
Tier 1 Leverage	4.00%	N/A	4.00%	8.28%	8.40%

Average total equity to average assets				10.46%	11.11%
Tangible common equity ratio				9.02%	8.98%

In March 2020, in response to the impact on the financial markets by the COVID-19 pandemic, the banking agencies issued an interim final rule permitting banking organizations that implement CECL the option to delay for two years an estimate of the CECL methodology's effect on regulatory capital, followed by a three-year transition period. The estimate includes the implementation date adjustment as of January 1, 2020 plus an estimate of the impact of the change for a two year period following implementation of CECL. We have elected to delay the regulatory capital impact of the transition in accordance with the interim final rule. Deferral of the impact of CECL added 26 basis points to the Company's Common equity Tier 1 capital at December 31, 2020.
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

Table 33 – Non-GAAP Measures
(Dollars in thousands)

	December 31,
	2020	2019
Tangible common equity ratio:
Total shareholders' equity	$5,266,266	$4,855,795
Less: Goodwill and intangible assets, net	1,161,527	1,173,362
Tangible common equity	4,104,739	3,682,433
Total assets	46,671,088	42,172,021
Less: Goodwill and intangible assets, net	1,161,527	1,173,362
Tangible assets	$45,509,561	$40,998,659
Tangible common equity ratio	9.02%	8.98%

Pre-provision net revenue:
Net income before taxes	$563,864	$630,868
Add: Provision for expected credit losses	222,592	44,000
Less: Net income (loss) attributable to non-controlling interests	41	(73)
Pre-provision net revenue	$786,415	$674,941

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

Table 34 – Contractual Obligations as of December 31, 2020
(In thousands)

	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years	Total
Time deposits	$560,187	$267,384	$101,021	$106,509	$1,035,101
Other borrowings	4,601	1,652,753	11,434	1,100	1,669,888
Subordinated debentures	13,310	26,620	24,933	535,642	600,505
Lease obligations	26,289	41,366	38,493	115,784	221,932
Derivative contracts	145,978	91,489	22,078	9,143	268,688
Data processing services	13,852	23,409	18,788	5,306	61,355
Total	$764,217	$2,103,021	$216,747	$773,484	$3,857,469

Loan commitments	$10,967,546
Standby letters of credit	681,467
Mortgage loans sold with recourse	73,055
Alternative investment commitments	94,380

Payments on time deposits, other borrowed funds and subordinated debentures include interest which has been calculated from rates at December 31, 2020. These obligations may have variable interest rates and actual payments will differ from the amounts shown on this table.

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

Loan commitments represent legally binding obligations to provide financing to our customers. Some of these commitments are expected to expire before being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. Approximately $2.1 billion of the loan commitments expire within one year.

The Company has commitments to fund an additional $94 million for various alternative investments. Alternative investments primarily consist of limited partnership interests in entities that invest in low income housing projects. Legally binding commitments to fund alternative investments are recognized as liabilities in the Consolidated Financial Statements.

Recently Issued Accounting Standards

See Note 1 of the Consolidated Financial Statements for disclosure of newly adopted and pending accounting standards.

Forward-Looking Statements

This 10-K contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about BOK Financial, the financial services industry, the economy generally and the expected or potential impact of the novel coronavirus (COVID-19) pandemic, and the related responses of the government, consumers, and others, on our business, financial condition and results of operations. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “plans,” “projects,” “will,” “intends,” variations of such words and similar expressions are intended to identify such forward-looking statements. Management judgments relating to and discussion of the provision and allowance for credit losses, allowance for uncertain tax positions, accruals for loss contingencies and valuation of mortgage servicing rights involve judgments as to expected events and are inherently forward-looking statements. Assessments that acquisitions and growth endeavors will be profitable are necessary statements of belief as to the outcome of future events based in part on information provided by others which BOK Financial has not independently verified. These various forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions which are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what is expected, implied or forecasted in such forward-looking statements. Internal and external factors that might cause such a difference include, but are not limited to changes in government, consumer or business responses to, and ability to treat or prevent further outbreak of, the COVID-19 pandemic, commodity prices, interest rates and interest rate relationships, inflation, demand for products and services, the degree of competition by traditional and nontraditional competitors, changes in banking regulations, tax laws, prices, levies and assessments, the impact of technological advances, and trends in customer behavior as well as their ability to repay loans. BOK Financial and its affiliates undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Table 35 – Interest Rate Sensitivity
(Dollars in thousands)

	200 bp Increase[1]		100 bp Decrease[2]
	2020	2019	2020	2019
Anticipated impact over the next twelve months on net interest revenue	$24,489	$(16,328)	N/A	$(31,629)
	2.33%	(1.50)%	N/A	(2.91)%

1     Repricing assumptions for non-maturity deposits were updated in the second quarter of 2020 to better represent observed historical performance.
2 The results of a decrease in the current low-rate environment in 2020 are not meaningful. The results of a 200 basis point decrease in interest rates in the low-rate environment in 2019 were not meaningful, therefore we reported the effect of a 100 basis point decrease in interest rates.

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

Table 36 - MSR Asset and Hedge Sensitivity Analysis
(In thousands)

	December 31,
	2020		2019
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
MSR Asset	$29,065	$(14,585)	$30,369	$(41,779)
MSR Hedge	(19,873)	18,354	(40,727)	33,454
Net Exposure	9,192	3,769	(10,358)	(8,325)

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

Table 37 - Mortgage Pipeline Sensitivity Analysis
(In thousands)

	Year Ended December 31,
	2020		2019
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(386)	$(414)	$(143)	$(191)
Low[2]	582	998	528	293
High[3]	(799)	(1,483)	(498)	(538)
Period End	(507)	(510)	(112)	(98)
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

Table 38 –Trading Securities Sensitivity Analysis
(In thousands)

	Year Ended December 31,
	2020		2019
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(2,473)	$3,910	$(1,803)	$2,602
Low[2]	7,893	15,309	2,049	7,106
High[3]	(12,490)	(4,855)	(5,345)	(1,376)
Period End	(4,380)	4,241	(1,702)	2,710
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management on Internal Control over Financial Reporting

Management of BOK Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), as amended. Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. Based on that assessment and criteria, management has determined that the Company maintained effective internal control over financial reporting as of December 31, 2020.

Ernst & Young LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this annual report has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. Their report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, is included in this annual report.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BOK Financial Corporation

Opinion on Internal Control over Financial Reporting
We have audited BOK Financial Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BOK Financial Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of BOK Financial Corporation as of December 31, 2020 and 2019, and the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 24, 2021 expressed an unqualified opinion thereon.
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
February 24, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BOK Financial Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BOK Financial Corporation (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2021 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company changed its method for accounting for credit losses in 2020. As explained below, auditing the Company’s allowance for credit losses, including adoption of the new accounting guidance related to the estimate of allowance for credit losses, was a critical audit matter.
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

Allowance for credit losses
Description of the Matter
The Company’s loan portfolio totaled $23.0 billion as of December 31, 2020, and the associated allowance for credit losses (ACL) was $425.6 million. The provision for credit losses was $234.2 million for the year ended December 31, 2020. As discussed above and in Notes 1 and 4, the Company adopted new accounting guidance related to the estimate of the allowance for credit losses (ACL or allowance), resulting in a pre-tax cumulative-effect decrease to equity of $61.4 million. As discussed in Note 1 and 4 to the consolidated financial statements, management’s estimate for the expected credit losses within the loan portfolio represents the portion of amortized cost basis of loans and related unfunded commitments they do not expect to collect over the asset’s contractual life, considering past events, current conditions, as well as reasonable and supportable forecasts of future economic conditions. The allowance for credit losses consists of specific allowances attributed to certain individual loans, generally nonaccruing loans, with dissimilar risk characteristics that have not yet been charged down to amounts they expect to recover, general allowances for estimated credit losses on pools of loans that share similar risk characteristics, and qualitative reserves with the estimated impact of factors that are not captured in the modeled results or historical experience.

Auditing management’s estimate of the ACL and related provision for credit losses was complex due to the allowance models used, high degree of subjectivity in evaluating management’s development of forecasts of future economic conditions (“economic scenarios”), probability weighting of economic scenarios, and qualitative reserves used in the general allowance.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the ACL process, including, among others, controls over the development, operation, and monitoring of economic scenarios, probability weighting of economic scenarios and qualitative reserves used in the allowance results.

We involved EY specialists in testing management’s models including evaluating model methodology, model performance and testing key modeling assumptions as well as controls covering the economic scenarios used by the ACL models. Additionally, with the support of EY specialists, we assessed the economic scenarios and related probability weights by evaluating management’s methodology and agreeing a sample of key economic variables used to external sources. We also performed various sensitivity analyses and analytical procedures, including comparison of a sample of the key economic variables to alternative external sources and historical statistics.

With respect to general ACL models, with the support of EY specialists, we evaluated model design and re-performed the calculation for a sample of models. We also tested the appropriateness of key inputs and assumptions used in these models by agreeing a sample of inputs to internal sources.

We evaluated the overall ACL amount, including model estimates, qualitative reserves, and whether the recorded ACL appropriately reflects expected credit losses. We performed analytical procedures on the ACL, charge-off and delinquency rates, and coverage ratios of the allowance. Our audit response also included specific substantive tests of management’s process to measure qualitative reserves, including those related to the significant judgments made by management. We compared calculations to industry peer data and compared qualitative reserves to prior periods and prior economic cycles. We also evaluated if the qualitative reserves were applied based on a comprehensive framework and that all available information was considered, well-documented, and consistently applied. We searched for and evaluated information that corroborates or contradicts management’s economic scenarios and related probability weights as well as identification and measurement of qualitative reserves.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1990.
Tulsa, Oklahoma
February 24, 2021

Consolidated Statements of Earnings

(In thousands, except share and per share data)
	Year Ended December 31,
Interest and dividend revenue	2020	2019	2018
Loans	$889,507	$1,123,791	$891,587
Residential mortgage loans held for sale	6,397	7,105	8,123
Trading securities	67,689	61,595	57,531
Investment securities	11,943	13,426	14,775
Available for sale securities	261,196	254,031	197,317
Fair value option securities	18,475	32,936	15,205
Restricted equity securities	10,963	26,860	21,555
Interest-bearing cash and cash equivalents	2,830	12,214	22,333
Total interest and dividend revenue	1,269,000	1,531,958	1,228,426
Interest expense
Deposits	89,996	175,538	95,517
Borrowed funds	56,616	228,428	138,215
Subordinated debentures	13,944	15,113	9,827
Total interest expense	160,556	419,079	243,559
Net interest and dividend revenue	1,108,444	1,112,879	984,867
Provision for credit losses	222,592	44,000	8,000
Net interest and dividend revenue after provision for credit losses	885,852	1,068,879	976,867
Other operating revenue
Brokerage and trading revenue	221,833	159,826	108,323
Transaction card revenue	90,182	87,216	84,025
Fiduciary and asset management revenue	167,445	177,025	184,703
Deposit service charges and fees	96,805	112,485	112,153
Mortgage banking revenue	182,360	107,541	97,787
Other revenue	51,695	58,108	56,185
Total fees and commissions	810,320	702,201	643,176
Other gains (losses), net	7,675	9,351	(2,265)
Gain (loss) on derivatives, net	42,320	14,951	(422)
Gain (loss) on fair value option securities, net	53,248	15,787	(25,572)
Change in fair value of mortgage servicing rights	(79,524)	(53,517)	4,668
Gain (loss) on available for sale securities, net	9,910	5,597	(2,801)
Total other operating revenue	843,949	694,370	616,784
Other operating expense
Personnel	688,474	660,565	583,131
Business promotion	14,511	35,662	30,523
Charitable contributions to BOKF Foundation	9,000	3,000	2,846
Professional fees and services	53,437	54,861	59,099
Net occupancy and equipment	112,722	110,275	97,981
Insurance	19,990	20,906	23,318
Data processing and communications	135,497	124,983	114,796
Printing, postage and supplies	15,061	16,517	17,169
Net losses and operating expenses of repossessed assets	10,709	6,707	17,052
Amortization of intangible assets	20,443	20,618	9,620
Mortgage banking costs	56,711	50,685	46,298
Other expense	29,382	27,602	26,333
Total other operating expense	1,165,937	1,132,381	1,028,166
Net income before taxes	563,864	630,868	565,485
Federal and state income taxes	128,793	130,183	119,061
Net income	435,071	500,685	446,424
Net income (loss) attributable to non-controlling interests	41	(73)	778
Net income attributable to BOK Financial Corporation shareholders	$435,030	$500,758	$445,646
Earnings per share:
Basic	$6.19	$7.03	$6.63
Diluted	$6.19	$7.03	$6.63
Average shares used in computation:
Basic	69,840,977	70,787,700	66,628,640
Diluted	69,844,172	70,802,612	66,662,273
Dividends declared per share	$2.05	$2.01	$1.90

See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(In thousands)
	Year Ended December 31, 2020
	2020	2019	2018
Net income	$435,071	$500,685	$446,424
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	313,796	241,047	(48,010)
Reclassification adjustments included in earnings:
Loss (gain) on available for sale securities, net	(9,910)	(5,597)	2,801
Other comprehensive gain (loss), before income taxes	303,886	235,450	(45,209)
Federal and state income taxes	72,941	57,942	(11,507)
Other comprehensive gain (loss), net of income taxes	230,945	177,508	(33,702)
Comprehensive income	666,016	678,193	412,722
Comprehensive income (loss) attributable to non-controlling interests	41	(73)	778
Comprehensive income attributable to BOK Financial Corp. shareholders	$665,975	$678,266	$411,944

See accompanying notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(In thousands, except share data)
	December 31,
	2020	2019

Assets
Cash and due from banks	$798,757	$735,836
Interest-bearing cash and cash equivalents	381,816	522,985
Trading securities	4,707,975	1,623,921
Investment securities, net of allowance (fair value: 2020 – $272,431; 2019 – $314,402)	244,843	293,418
Available for sale securities	13,050,665	11,269,643
Fair value option securities	114,982	1,098,577
Restricted equity securities	171,391	460,552
Residential mortgage loans held for sale	252,316	182,271
Loans	23,007,520	21,750,987
Allowance for loan losses	(388,640)	(210,759)
Loans, net of allowance	22,618,880	21,540,228
Premises and equipment, net	551,308	535,519
Receivables	245,880	231,811
Goodwill	1,048,091	1,048,091
Intangible assets, net	113,436	125,271
Mortgage servicing rights	101,172	201,886
Real estate and other repossessed assets, net of allowance (2020 – $15,060; 2019 – $11,013)	90,526	20,359
Derivative contracts, net	810,688	323,375
Cash surrender value of bank-owned life insurance	398,758	389,879
Receivable on unsettled securities sales	62,386	1,020,404
Other assets	907,218	547,995
Total assets	$46,671,088	$42,172,021

Liabilities and Equity
Liabilities:
Noninterest-bearing demand deposits	$12,266,338	$9,461,291
Interest-bearing deposits:
Transaction	21,158,422	15,391,752
Savings	751,992	550,276
Time	1,967,128	2,217,849
Total deposits	36,143,880	27,621,168
Funds purchased and repurchase agreements	1,662,386	3,818,350
Other borrowings	1,882,970	4,527,055
Subordinated debentures	276,005	275,923
Accrued interest, taxes and expense	323,667	259,701
Derivative contracts, net	405,779	251,128
Due on unsettled securities purchases	257,627	182,547
Other liabilities	427,213	372,230
Total liabilities	41,379,527	37,308,102
Shareholders' equity:
Common stock ($0.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: 2020 – 75,995,205; 2019 – 75,758,597)	5	5
Capital surplus	1,368,062	1,350,995
Retained earnings	3,973,675	3,729,778
Treasury stock (shares at cost: 2020 – 6,357,605; 2019 – 5,178,999)	(411,344)	(329,906)
Accumulated other comprehensive income (loss)	335,868	104,923
Total shareholders’ equity	5,266,266	4,855,795
Non-controlling interests	25,295	8,124
Total equity	5,291,561	4,863,919
Total liabilities and equity	$46,671,088	$42,172,021

See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Equity

(In thousands)							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock			Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, December 31, 2017	75,148	$4	$1,035,895	$3,048,487	9,753	$(552,845)	$(36,174)	$3,495,367	$22,967	$3,518,334
Transition adjustment of net unrealized gains on equity securities	—	—	—	2,709	—	—	(2,709)	—	—	—
Balance, December 31, 2017, Adjusted	75,148	$4	$1,035,895	$3,051,196	9,753	$(552,845)	$(38,883)	$3,495,367	$22,967	$3,518,334
Net income	—	—	—	445,646	—	—	—	445,646	778	446,424
Other comprehensive loss	—	—	—	—	—	—	(33,702)	(33,702)	—	(33,702)
Repurchase of common stock	—	—	—	—	616	(53,465)	—	(53,465)	—	(53,465)
Share-based compensation plans:
Stock options exercised	54	—	2,781	—	—	—	—	2,781	—	2,781
Non-vested shares awarded, net	109	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	31	(2,870)	—	(2,870)	—	(2,870)
Share-based compensation	—	—	4,229	—	—	—	—	4,229	—	4,229
Cash dividends on common stock	—	—	—	(127,188)	—	—	—	(127,188)	—	(127,188)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(12,809)	(12,809)
Issuance of shares for CoBiz acquisition	400	1	291,125	—	(6,811)	410,185	—	701,311	—	701,311
Balance, December 31, 2018	75,711	5	1,334,030	3,369,654	3,589	(198,995)	(72,585)	4,432,109	10,936	4,443,045
Transition adjustment - Leasing Standard	—	—	—	2,862	—	—	—	2,862	—	2,862
Balance, January 1, 2019, Adjusted	75,711	5	1,334,030	3,372,516	3,589	(198,995)	(72,585)	4,434,971	10,936	4,445,907
Net income (loss)	—	—	—	500,758	—	—	—	500,758	(73)	500,685
Other comprehensive income	—	—	—	—	—	—	177,508	177,508	—	177,508
Repurchase of common stock	—	—	—	—	1,572	(129,483)	—	(129,483)	—	(129,483)
Share-based compensation plans:
Stock options exercised	27	—	1,421	—	—	—	—	1,421	—	1,421
Non-vested shares awarded, net	21	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	18	(1,428)	—	(1,428)	—	(1,428)
Share-based compensation	—	—	15,544	—	—	—	—	15,544	—	15,544
Cash dividends on common stock	—	—	—	(143,496)	—	—	—	(143,496)	—	(143,496)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(2,739)	(2,739)
Balance, December 31, 2019	75,759	$5	$1,350,995	$3,729,778	5,179	$(329,906)	$104,923	$4,855,795	$8,124	$4,863,919

(In thousands)							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock			Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, December 31, 2019	75,759	$5	$1,350,995	$3,729,778	5,179	$(329,906)	$104,923	$4,855,795	$8,124	$4,863,919
Transition adjustment - CECL	—	—	—	(46,696)	—	—	—	(46,696)	—	(46,696)
Balance, January 1, 2020, Adjusted	75,759	5	1,350,995	3,683,082	5,179	(329,906)	104,923	4,809,099	8,124	4,817,223
Net income	—	—	—	435,030	—	—	—	435,030	41	435,071
Other comprehensive income	—	—	—	—	—	—	230,945	230,945	—	230,945
Repurchase of common stock	—	—	—	—	1,107	(75,830)	—	(75,830)	—	(75,830)
Share-based compensation plans:
Stock options exercised	12	—	675	—	—	—	—	675	—	675
Non-vested shares awarded, net	224	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	72	(5,608)	—	(5,608)	—	(5,608)
Share-based compensation	—	—	16,392	—	—	—	—	16,392	—	16,392
Cash dividends on common stock	—	—	—	(144,437)	—	—	—	(144,437)	—	(144,437)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	17,130	17,130
Balance, December 31, 2020	75,995	$5	$1,368,062	$3,973,675	6,358	$(411,344)	$335,868	$5,266,266	$25,295	$5,291,561

See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	2020	2019	2018
Cash Flows From Operating Activities:
Net income	$435,071	$500,685	$446,424
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	222,592	44,000	8,000
Change in fair value of mortgage servicing rights due to market changes	79,524	53,517	(4,668)
Change in fair value of mortgage servicing rights due to principal payments	41,598	38,979	33,528
Net unrealized losses (gains) from derivative contracts	(59,253)	(25,936)	4,686
Share-based compensation	16,392	15,544	4,229
Depreciation and amortization	99,013	95,416	60,843
Net amortization of discounts and premiums	5,357	(16,984)	30,945
Net losses (gains) on financial instruments and other losses (gains), net	(15,949)	(583)	9,585
Net gain on mortgage loans held for sale	(114,545)	(40,402)	(35,705)
Mortgage loans originated for sale	(3,764,112)	(3,025,930)	(2,587,297)
Proceeds from sale of mortgage loans held for sale	3,817,475	3,035,600	2,691,144
Capitalized mortgage servicing rights	(31,209)	(35,128)	(35,247)
Change in trading and fair value option securities	(2,103,931)	(483,007)	(1,023,097)
Change in receivables	945,087	(740,868)	(38,346)
Change in other assets	1,739	18,955	27,507
Change in other liabilities	8,895	92,463	(144,537)
Net cash provided by (used in) operating activities	(416,256)	(473,679)	(552,006)
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	46,992	60,128	124,864
Proceeds from maturities or redemptions of available for sale securities	2,695,067	1,841,069	1,122,680
Purchases of investment securities	—	—	(4,468)
Purchases of available for sale securities	(4,575,324)	(5,245,256)	(1,955,172)
Proceeds from sales of available for sale securities	384,507	1,211,718	745,643
Change in amount receivable on unsettled available for sale securities transactions	(6,357)	25,410	38,347
Loans originated, net of principal collected	(1,103,752)	(44,414)	(1,553,033)
Net payments on derivative asset contracts	(121,130)	33,566	(114,417)
Acquisitions, net of cash acquired	—	—	(175,755)
Net change in restricted equity securities	289,161	116,105	18,997
Proceeds from disposition of assets	73,135	62,576	289,765
Purchases of assets	(141,134)	(384,639)	(345,082)
Net cash provided by (used in) investing activities	(2,458,835)	(2,323,737)	(1,807,631)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	8,773,433	2,252,936	(13,870)
Net change in time deposits	(250,721)	104,288	(73,089)
Net change in other borrowed funds	(5,091,026)	1,110,970	1,295,484
Change in amount due on unsettled security purchases	63,521	(41,651)	(41,319)
Issuance of common and treasury stock, net	(4,933)	(7)	(88)
Net change in derivative margin accounts	(600,218)	(207,122)	85,466
Net payments or proceeds on derivative liability contracts	127,054	(33,622)	114,076
Repurchase of common stock	(75,830)	(129,483)	(53,465)
Dividends paid	(144,437)	(143,496)	(127,188)
Net cash provided by (used in) financing activities	2,796,843	2,912,813	1,186,007
Net increase (decrease) in cash and cash equivalents	(78,248)	115,397	(1,173,630)
Cash and cash equivalents at beginning of period	1,258,821	1,143,424	2,317,054
Cash and cash equivalents at end of period	$1,180,573	$1,258,821	$1,143,424

Supplemental Cash Flow Information:
Cash paid for interest	$160,288	$417,070	$243,121
Cash paid for taxes	$136,181	$87,361	$92,291
Net loans and bank premises transferred to repossessed real estate and other assets	$85,323	$10,665	$9,880
Increase in U.S. government guaranteed loans eligible for repurchase	$290,977	$91,634	$100,238
Increase in receivables from conveyance of GNMA OREO	$11,322	$28,669	$38,216
Right-of-use assets obtained in exchange for operating lease liabilities	$16,177	$62,755	$—
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

On a quarterly basis, the Company performs separate evaluations of debt investment and available for sale securities for the presence of impairment. We assess whether impairment is present on an individual security basis when the fair value of a debt security is less than the amortized cost.

Management determines whether it intends to sell or if it is more likely than not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements and securities portfolio management. If the Company intends to sell or it is more likely than not that it will be required to sell the impaired debt security, a charge is recognized against earnings for the entire unrealized loss. For all impaired debt securities for which there is no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is more likely than not that all amounts due would not be collected according to the security's contractual terms and whether there is any impairment attributable to credit-related factors. If an impairment exists, the amount attributed to credit-related factors is measured and an allowance for credit loss is recognized. Declines in fair value that are not recorded in the allowance are recorded in other comprehensive income, net of taxes.

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
•Inputs other than quoted prices that are observable, such as interest rate and yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates; and
•Other inputs derived from or corroborated by observable market inputs.

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

BOK Financial offers programs that permit its customers to manage various risks, including fluctuations in energy, cattle and other agricultural products, interest rates and foreign exchange rates with derivative contracts. Customers may also manage interest rate risk through interest rate swaps used by the borrower to modify interest rate terms of their loans. Derivative contracts are executed between the customers and BOK Financial. Offsetting contracts are executed between BOK Financial and other selected counterparties to minimize market risk from changes in commodity prices, interest rates or foreign exchange rates. The counterparty contracts are identical to customer contracts, except for a fixed pricing spread or fee paid to BOK Financial as profit and compensation for administrative costs and credit risk which is recognized over the life of the contracts and included in Other Operating Revenue - Brokerage and trading revenue in the Consolidated Statements of Earnings.

BOK Financial may offer derivative instruments such as to-be-announced U.S. agency residential mortgage-backed securities to mortgage banking customers to enable them to manage their market risk or to mitigate the Company's market risk of holding trading securities. Changes in the fair value of derivative instruments for trading purposes or used to mitigate the market risk of holding trading securities are included in Other Operating Revenue - Brokerage and trading revenue.

BOK Financial may use derivative instruments in managing its interest rate sensitivity, as part of its economic hedge of the changes in the fair value of mortgage servicing rights. Changes in the fair value of derivative instruments used in managing interest rate sensitivity and as part of its economic hedge of changes in the fair value of mortgage servicing rights are included in Other Operating Revenue - Gain (loss) on derivatives, net in the Consolidated Statements of Earnings.

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

Loans to borrowers experiencing financial difficulties may be modified in troubled debt restructurings ("TDRs"). TDRs are generally classified as nonaccruing, excluding loans guaranteed by U.S. government agencies. Modifications generally consist of extension of payment terms or interest rate concessions and may result either voluntarily through negotiations with the borrower or involuntarily through court order. Payment deferrals of up to six months are generally considered to be short-term modifications. Generally, principal and accrued but unpaid interest is not voluntarily forgiven.

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

We measure specific allowances for loans excluded from the general allowance pool by an evaluation of estimated future cash flows discounted at the loans initial effective interest rate or the fair value of collateral for certain collateral dependent loans. For a non-collateral dependent loan, the specific allowance is the amount by which the loan’s amortized cost basis exceeds its net realizable value. We measure the specific allowance for collateral dependent loans as the amount by which the loan’s amortized cost basis exceeds its fair value. When repayment is expected to be provided substantially through the sale of collateral, we deduct estimated selling costs from the collateral’s fair value. Generally, third party appraisals that conform to Uniform Standards of Professional Appraisal Practice serve as the basis for the fair value of real property held as collateral. These appraised values are on an “as-is” basis and generally are not adjusted by the Company. We obtain updated appraisals at least annually or more frequently if market conditions indicate collateral values may have declined. For energy loans, our internal staff of engineers generally determines collateral value of mineral rights based on projected cash flows from proven oil and gas reserves under existing economic and operating conditions. For real property held as collateral for other loans, third party appraisals that conform to Uniform Standards of Professional Appraisal Practice generally serve as the basis for the fair value. These appraised values are on an “as-is” basis and generally are not adjusted by the Company. We obtain updated appraisals at least annually or more frequently if market conditions indicate collateral values may have declined. Our special assets staff generally determines the value of other collateral based on projected liquidation cash flows under current market conditions. We evaluate collateral values and available cash resources quarterly. Historical statistics may be used to estimate specific allowances in limited situations, such as when a collateral dependent loan is removed from the general allowance pool near the end of a reporting period until an appraisal of collateral value is received or a full assessment of future cash flows is completed.

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

General allowances also consider the estimated impact of factors that are not captured in the modeled results or historical experience. These factors may increase or decrease modeled results by amounts determined by the Allowance Committee. Factors not captured in modeled results or historical experience may include for example, new lines of business, market conditions that have not been previously encountered, observed changes in credit risk that are not yet reflected in macro-economic factors, or economic conditions that impact loss given default assumptions.

The accrual for off-balance sheet credit risk is maintained at a level that is appropriate to cover estimated losses associated with credit instruments that are not currently recognized as assets such as loan commitments, standby letters of credit or guarantees that are not unconditionally cancellable by the bank. This accrual is included in other liabilities in the Consolidated Balance Sheets. The appropriateness of the accrual is determined in the same manner as the allowance for loan losses, with the added consideration of commitment usage over the remaining life for those loans that the bank can not unconditionally cancel.

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

Fair values of real estate are based on “as is” appraisals which are updated at least annually or more frequently for certain asset types or assets located in certain distressed markets. Fair values based on appraisals are generally considered to be based on significant other observable inputs. The Company also considers decreases in listing price and other relevant information in quarterly evaluations and reduces the carrying value of real estate and other repossessed assets when necessary. Fair values based on list prices and other relevant information are generally considered to be based on significant unobservable inputs. Additional costs incurred to complete real estate and other repossessed assets may increase the carrying value, up to current fair value based on “as completed” appraisals. The fair value of mineral rights included in repossessed assets is generally determined by our internal staff of engineers based on projected cash flows from proven oil and gas reserves under existing economic and operating conditions. The value of other repossessed assets is generally determined by our special assets staff based on projected liquidation cash flows under current market conditions.

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

The Company may also choose to purchase GNMA loans once certain mandated delinquency criteria are met. The loans that are eligible and are chosen to be repurchased are initially recognized at fair value based on expected cash flows discounted using the average agency guaranteed debenture rates, average actual principal loss rates and liquidity premium.

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

Share-Based Compensation Plans

BOK Financial awards non-vested common shares and stock options as compensation to certain officers. The grant date fair value of non-vested shares is based on the then-current market value of BOK Financial common stock. Non-vested shares generally cliff vest in 3 years and are subject to a holding period after vesting of 2 years. The grant date fair value of stock options is based on the Black-Scholes option pricing model. Stock options generally have graded vesting over 7 years. Each tranche is considered a separate award for valuation and compensation cost recognition.

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

Restricted stock units ("RSUs") may also be awarded for certain executives who have elected to defer income recognition upon vesting of their awards. RSUs are subject to the same vesting criteria as non-vested shares. The value of the awards will vary in amounts equal to changes in the fair value of an equal number of BOK Financial common shares.

Tax effects of share-based payments are recognized through tax expense. Dividends on non-vested shares are charged to retained earnings. Dividend equivalents on RSUs are charged to expense.

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

FASB Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12")

On December 18, 2019, the FASB issued ASU 2019-12 which simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The ASU also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for the Company for annual reporting periods beginning after December 15, 2020, and interim periods within; however, early adoption is permitted. The Company adopted ASU 2019-12 in the first quarter of 2020. Adoption of ASU 2019-12 did not have a material impact on the Company's financial statements.

FASB Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04")

On March 12, 2020, the FASB issued ASU 2020-04 which provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued, subject to meeting certain criteria. Under the new guidance, an entity can elect by accounting topic or industry subtopic to account for the modification of a contract affected by reference rate reform as a continuation of the existing contract, if certain conditions are met. In addition, the new guidance allows an entity to elect on a hedge-by-hedge basis to continue to apply hedge accounting for hedging relationships in which the critical terms change due to reference rate reform, if certain conditions are met. A one-time election to sell and/or transfer held-to-maturity debt securities that reference a rate affected by reference rate reform is also allowed. ASU 2020-04 became effective for all entities as of March 12, 2020 and will apply to all LIBOR reference rate modifications through December 31, 2022. Management is currently evaluating the impact of ASU 2020-04 on the Company's financial statements.

FASB Accounting Standards Update No. 2021-01, Reference Rate Reform (Topic 848): Scope ("ASU 2021-01")

On January 7, 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in this update are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments also optionally apply to all entities that designate receive-variable rate, pay-variable-rate cross-currency interest rate swaps as hedging instruments in net investment hedges that are modified as a result of reference rate reform. ASU 2021-01 is effective immediately for all entities and amendments may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. Management is currently evaluating the impact of ASU 2021-01 on the Company's financial statements.

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities is as follows (in thousands):

	December 31, 2020		December 31, 2019
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government securities	$9,183	$—	$44,264	$6
Residential agency mortgage-backed securities	4,669,148	(3,624)	1,504,651	2,293
Municipal securities	19,172	42	26,196	60
Asset-backed securities	—	—	14,084	(21)
Other debt securities	10,472	22	34,726	21
Total trading securities	$4,707,975	$(3,560)	$1,623,921	$2,359
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	December 31, 2020
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
Municipal securities	$229,245	$255,270	$26,169	$(144)
Residential agency mortgage-backed securities	8,913	9,790	877	—
Other debt securities	7,373	7,371	—	(2)
Total investment securities	$245,531	$272,431	$27,046	$(146)
Allowance for credit losses[1]	(688)
Investment securities, net of allowance	$244,843	$272,431	$27,046	$(146)
1 Effective with the adoption of FASB ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) on January 1, 2020.

	December 31, 2019
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
Municipal securities	$274,535	$295,032	$20,797	$(300)
Residential agency mortgage-backed securities	10,676	11,164	488	—
Other debt securities	8,207	8,206	—	(1)
Total investment securities	$293,418	$314,402	$21,285	$(301)

The amortized cost and fair values of investment securities at December 31, 2020, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$31,029	$76,646	$119,966	$8,977	$236,618	4.90
Fair value	31,459	83,944	138,101	9,137	262,641
Residential mortgage-backed securities:
Amortized cost					$8,913	[2]
Fair value					9,790
Total investment securities:
Amortized cost					$245,531
Fair value					272,431
1Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.0 years based upon current prepayment assumptions.

Temporarily Impaired Investment Securities
(in thousands):

	December 31, 2020
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	6	$2,451	$40	$2,043	$104	$4,494	$144
Other debt securities	2	$250	$1	$25	$1	$275	$2
Total investment securities	8	$2,701	$41	$2,068	$105	$4,769	$146

	December 31, 2019
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	15	$1,001	$1	$9,747	$299	$10,748	$300
Other debt securities	2	275	1	—	—	275	1
Total investment securities	17	$1,276	$2	$9,747	$299	$11,023	$301

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	December 31, 2020
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$500	$508	$8	$—
Municipal securities	165,318	167,979	2,666	(5)
Mortgage-backed securities:
Residential agency	9,019,013	9,340,471	328,183	(6,725)
Residential non-agency	17,563	32,770	15,207	—
Commercial agency	3,406,956	3,508,465	103,590	(2,081)
Other debt securities	500	472	—	(28)
Total available for sale securities	$12,609,850	$13,050,665	$449,654	$(8,839)

	December 31, 2019
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,598	$1,600	$2	$—
Municipal securities	1,789	1,861	72	—
Mortgage-backed securities:
Residential agency	7,956,297	8,046,096	104,912	(15,113)
Residential non-agency	25,968	41,609	15,641	—
Commercial agency	3,145,342	3,178,005	37,808	(5,145)
Other debt securities	500	472	—	(28)
Total available for sale securities	$11,131,494	$11,269,643	$158,435	$(20,286)

The amortized cost and fair values of available for sale securities at December 31, 2020, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$78,673	$1,413,405	$1,472,918	$608,278	$3,573,274	7.79
Fair value	78,918	1,469,630	1,498,376	630,500	3,677,424
Residential mortgage-backed securities:
Amortized cost					$9,036,576	[2]
Fair value					9,373,241
Total available-for-sale securities:
Amortized cost					$12,609,850
Fair value					13,050,665
1Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 3.0 years based upon current prepayment assumptions.

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Proceeds	$384,507	$1,211,718	$745,643
Gross realized gains	9,976	14,996	7,117
Gross realized losses	(66)	(9,399)	(9,918)
Related federal and state income tax expense (benefit)	2,524	1,425	(713)

The fair value of debt securities pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was $11.6 billion at December 31, 2020 and $10.1 billion at December 31, 2019.

The secured parties do not have the right to sell or re-pledge these securities.

Temporarily Impaired Available for Sale Securities
(In thousands)

	December 31, 2020
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal securities	1	6,166	5	—	—	6,166	5
Mortgage-backed securities:
Residential agency	38	$786,890	$6,605	$160,747	$120	$947,637	$6,725
Commercial agency	37	350,506	1,587	277,627	494	628,133	2,081
Other debt securities	1	—	—	472	28	472	28
Total available for sale securities	77	$1,143,562	$8,197	$438,846	$642	$1,582,408	$8,839

	December 31, 2019
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal securities	—	—	—	—	—	—	—
Mortgage-backed securities:
Residential agency	133	$1,352,597	$6,690	$686,002	$8,423	$2,038,599	$15,113
Commercial agency	69	830,047	4,238	210,877	907	1,040,924	5,145
Other debt securities	1	—	—	472	28	472	28
Total available for sale securities	203	$2,182,644	$10,928	$897,351	$9,358	$3,079,995	$20,286

No credit impairment of available for sale securities was recognized in 2020. Unrealized losses related to changes in interest rates subsequent to purchase and are not attributable to credit. Based on evaluations of impaired securities as of December 31, 2020, the Company does not intend to sell any impaired available for sale securities before fair value recovers to the current amortized cost and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.
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

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	December 31, 2020		December 31, 2019
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. Treasury	$—	$—	$9,917	$(48)
Residential agency mortgage-backed securities	114,982	4,463	1,088,660	14,109
Total	$114,982	$4,463	$1,098,577	$14,061

(3) Derivatives

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at December 31, 2020 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$3,212,469	$113,524	$(144)	$113,380	$—	$113,380
Energy contracts	3,791,565	386,008	(211,468)	174,540	—	174,540
Agricultural contracts	14,765	3,859	—	3,859	—	3,859
Foreign exchange contracts	337,001	332,257	—	332,257	(420)	331,837
Equity option contracts	70,199	1,222	—	1,222	(285)	937
Total customer risk management programs	7,425,999	836,870	(211,612)	625,258	(705)	624,553
Trading	84,997,593	440,627	(240,655)	199,972	(26,958)	173,014
Interest rate risk management programs	995,123	17,352	(4,231)	13,121	—	13,121
Total derivative contracts	$93,418,715	$1,294,849	$(456,498)	$838,351	$(27,663)	$810,688

	Liabilities
	Notional¹	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$3,212,469	$113,900	$(144)	$113,756	$(104,202)	$9,554
Energy contracts	3,617,678	361,334	(211,468)	149,866	(114,070)	35,796
Agricultural contracts	14,781	3,844	—	3,844	(3,844)	—
Foreign exchange contracts	336,223	331,035	—	331,035	(1,165)	329,870
Equity option contracts	70,199	1,222	—	1,222	—	1,222
Total customer risk management programs	7,251,350	811,335	(211,612)	599,723	(223,281)	376,442
Trading	88,929,916	414,801	(240,655)	174,146	(145,692)	28,454
Interest rate risk management programs	145,256	5,529	(4,231)	1,298	(415)	883
Total derivative contracts	$96,326,522	$1,231,665	$(456,498)	$775,167	$(369,388)	$405,779
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at December 31, 2019 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,464,478	$49,100	$(1,839)	$47,261	$—	$47,261
Energy contracts	2,151,096	144,906	(107,591)	37,315	(38)	37,277
Agricultural contracts	16,118	1,522	(22)	1,500	—	1,500
Foreign exchange contracts	214,119	213,007	—	213,007	—	213,007
Equity option contracts	81,455	3,233	—	3,233	(660)	2,573
Total customer risk management programs	4,927,266	411,768	(109,452)	302,316	(698)	301,618
Trading	69,721,932	131,561	(115,949)	15,612	—	15,612
Internal risk management programs	1,268,180	6,226	(81)	6,145	—	6,145
Total derivative contracts	$75,917,378	$549,555	$(225,482)	$324,073	$(698)	$323,375

	Liabilities
	Notional¹	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,464,478	$49,194	$(1,839)	$47,355	$(43,932)	$3,423
Energy contracts	2,105,391	139,311	(107,591)	31,720	(6,031)	25,689
Agricultural contracts	16,139	1,507	(22)	1,485	(1,485)	—
Foreign exchange contracts	207,919	207,020	—	207,020	—	207,020
Equity option contracts	81,455	3,233	—	3,233	—	3,233
Total customer risk management programs	4,875,382	400,265	(109,452)	290,813	(51,448)	239,365
Trading	65,144,388	125,535	(115,949)	9,586	—	9,586
Internal risk management programs	380,401	3,121	(81)	3,040	(863)	2,177
Total derivative contracts	$70,400,171	$528,921	$(225,482)	$303,439	$(52,311)	$251,128
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the Consolidated Statements of Earnings (in thousands):

	Year Ended December 31,
	2020		2019		2018
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts
To-be-announced U.S. agency residential mortgage-backed securities[1]	$—	$—	$9,579	$—	$27,190	$—
Interest rate swaps	4,507	—	3,647	—	2,614	—
Energy contracts	17,287	—	5,064	—	8,443	—
Agricultural contracts	34	—	28	—	53	—
Foreign exchange contracts	921	—	623	—	535	—
Equity option contracts	—	—	—	—	—	—
Total customer risk management programs	22,749	—	18,941	—	38,835	—
Trading[2]	8,255	—	13,999	—	(13,643)	—
Internal risk management programs	—	42,320	—	14,951	—	(442)
Total derivative contracts	$31,004	$42,320	$32,940	$14,951	$25,192	$(442)
1    To-be-announced U.S. agency residential mortgage-backed securities customer hedging program transitioned to trading program during 2019.
2    Includes changes in fair value of to-be-announced U.S. agency residential mortgage-backed securities and other derivative instruments offered to mortgage banking customers to manage their market risk or held to mitigate market risk of trading securities portfolio, which is offset by changes in fair value of trading securities also included in Brokerage and trading revenue in the Consolidated Statement of Earnings.

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
(4) Loans and Allowances for Credit Losses

The portfolio segments of the loan portfolio are as follows (in thousands):

	December 31, 2020
	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$1,805,286	$11,105,090	$167,159	$13,077,535
Commercial real estate	1,021,443	3,649,849	27,246	4,698,538
Paycheck protection program	1,682,310	—	—	1,682,310
Loans to individuals	2,173,437	1,335,412	40,288	3,549,137
Total	$6,682,476	$16,090,351	$234,693	$23,007,520
Foregone interest on nonaccrual loans				$22,870

At December 31, 2020, loans to businesses and individuals with collateral primarily located in Texas totaled $7.2 billion or 31% of the total loan portfolio. Loans to businesses and individuals with collateral primarily located in Oklahoma totaled $3.8 billion or 17% of our total loan portfolio. Loans to businesses and individuals with collateral primarily located in Colorado totaled $2.8 billion or 12% of our total loan portfolio. Loans for which the collateral location is not relevant, such as unsecured loans and reserve-based energy loans, are distributed by the borrower’s primary operating location. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas.

At December 31, 2019, loans to businesses and individuals with collateral primarily located in Texas totaled $6.8 billion or 31% of the loan portfolio, loans to businesses and individuals with collateral primarily located in Oklahoma totaled $3.5 billion or 16% of the loan portfolio and loans to businesses and individuals with collateral primarily located in Colorado totaled $2.8 billion or 13% of the loan portfolio.

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

At December 31, 2020, commercial loans with collateral primarily located in Texas totaled $4.3 billion or 33% of the commercial loan portfolio segment. Commercial loans with collateral primarily located in Oklahoma totaled $1.8 billion or 14% of the commercial loan portfolio segment. Commercial loans with collateral primarily located in Colorado totaled $1.7 billion or 13% of the commercial loan portfolio segment. The commercial loan portfolio segment is further divided into loan classes. The services loan class totaled $3.5 billion or 15% of total loans. Approximately $1.8 billion of loans in the services class consisted of loans with individual balances of less than $10 million. Businesses included in the services class include Native American tribal and state and local municipal government entities, Native American tribal casino operations, educational services, foundations and not-for-profit organizations and specialty trade contractors. The energy loan class totaled $3.5 billion or 15% of total loans, including $2.6 billion of outstanding loans to energy producers. Approximately 67% of the committed production loans are secured by properties primarily producing oil and 33% of the committed production loans are secured by properties primarily producing natural gas. The healthcare loan class totaled $3.3 billion or 14% of total loans. The healthcare loan class consists primarily of loans for the development and operation of senior housing and care facilities, including independent living, assisted living and skilled nursing. Healthcare also includes loans to hospitals and other medical service providers.

At December 31, 2019, commercial loans with collateral primarily located in Texas totaled $4.7 billion or 33% of the commercial loan portfolio segment, commercial loans with collateral primarily located in Oklahoma totaled $2.0 billion or 14% of the commercial loan portfolio segment and commercial loans with collateral primarily located in Colorado totaled $2.0 billion or 14% of the commercial loan portfolio segment. The energy loan class totaled $4.0 billion or 18% of total loans, including $3.1 billion of outstanding loans to energy producers. At December 31, 2019, approximately 58% of committed production loans were secured by properties primarily producing oil and 42% were secured by properties producing natural gas. The services loan class totaled $3.8 billion or 18% of total loans. Approximately $1.5 billion of loans in the services category consisted of loans with individual balances of less than $10 million. The healthcare loan class totaled $3.0 billion or 14% of total loans.

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

At December 31, 2020, 27% of commercial real estate loans were secured by properties primarily located in the Dallas and Houston metropolitan areas of Texas and 10% of commercial real estate loans were secured by properties located primarily in the Tulsa and Oklahoma City metropolitan areas of Oklahoma. At December 31, 2019, 24% of commercial real estate loans are secured by properties primarily located in the Dallas and Houston metropolitan areas of Texas, 12% of commercial real estate loans were secured by properties located primarily in the Tulsa and Oklahoma City metropolitan areas of Oklahoma and 11% of commercial real estate loans are secured by properties located primarily in the Denver, Colorado metropolitan area.
Paycheck Protection Program
BOK Financial is actively participating in programs initiated by the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), including the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP") that began on April 3, 2020. PPP provided fully forgivable loans when utilized for qualified expenditures, including to help small business maintain payrolls during the COVID-19 pandemic. These loans generally have a contractual term of two years, though most are expected to be forgiven prior to maturity after completion of a compliance period. Loans are guaranteed and amounts forgiven will be reimbursed to the Company by the SBA. The loans carry a rate of 1 percent. Interest plus loan fees, which vary depending on loan size, are accrued over the contractual life of the loan. Any unaccreted origination fees will be recognized when the loan is paid.
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

Approximately 91% of the loans in this segment are secured by collateral located within our geographical footprint. Loans for which the collateral location is less relevant, such as unsecured loans are categorized by the borrower’s primary operating location.

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

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2020, outstanding commitments totaled $11.0 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At December 31, 2020, outstanding standby letters of credit totaled $681 million.

Allowances for Credit Losses and Accrual for Off-balance Sheet Credit Risk from Unfunded Loans Commitments

BOK Financial maintains an allowance for loan losses and accrual for off-balance sheet credit risk from unfunded commitments. The allowance consists of specific allowances attributed to certain individual loans, generally nonaccruing loans, with dissimilar risk characteristics that have not yet been charged down to amounts we expect to recover and general allowances for estimated credit losses on pools of loans that share similar risk characteristics based on probability of default, loss given default and exposure at default for each loan class developed based on current and forecasted relevant economic loss drivers.

The accrual for off-balance sheet credit risk is maintained at a level that is appropriate to cover estimated losses associated with credit instruments that are not currently recognized as assets such as loan commitments, standby letters of credit or guarantees that are not unconditionally cancellable by the bank.

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit is for the year ended December 31, 2020 summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Paycheck Protection Program	Loans to Individuals	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$118,187	$51,805	$—	$23,572	$17,195	$210,759
Transition adjustment	33,681	(4,620)	—	13,943	(17,195)	25,809
Beginning balance, adjusted	151,868	47,185	—	37,515	—	236,568
Provision for loan losses	171,800	40,407	—	10,253	—	222,460
Loans charged off	(73,370)	(1,300)	—	(4,729)	—	(79,399)
Recoveries of loans previously charged off	4,636	266	—	4,109	—	9,011
Ending balance	$254,934	$86,558	$—	$47,148	$—	$388,640

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$1,434	$107	$—	$44	$—	$1,585
Transition adjustment	10,144	11,660	—	1,748	—	23,552
Beginning balance, adjusted	11,578	11,767	—	1,792	—	25,137
Provision for off-balance sheet credit risk	2,844	8,804	—	136	—	11,784
Ending balance	$14,422	$20,571	$—	$1,928	$—	$36,921

Changes in our reasonable and supportable forecasts of macroeconomic variables, primarily due to the anticipated impact of the on-going COVID-19 pandemic, and other assumptions, resulted in a $99.1 million increase in the allowance for lending activities during the year ended December 31, 2020. Changes in the loan portfolio characteristics, including specific impairment and losses, loan balances and risk grading resulted in a $135.2 million increase in the allowance for lending activities.

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at December 31, 2020 is as follows (in thousands):

	Collectively Measured for General Allowances		Individually Measured for Specific Allowances		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$12,910,376	$235,882	$167,159	$19,052	$13,077,535	$254,934
Commercial real estate	4,671,292	83,169	27,246	3,389	4,698,538	86,558
Paycheck protection program	1,682,310	—	—	—	1,682,310	—
Loans to individuals	3,508,849	47,148	40,288	—	3,549,137	47,148
Total	$22,772,827	$366,199	$234,693	$22,441	$23,007,520	$388,640

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

The following table summarizes the Company's loan portfolio at December 31, 2020 by the risk grade categories and vintage (in thousands):

	Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Energy
Pass	$112,614	$51,863	$89,346	$7,178	$1,148	$7,956	$2,548,663	$—	$2,818,768
Special Mention	—	—	—	—	—	—	202,590	—	202,590
Accruing Substandard	24,000	1,363	1,453	—	12,667	—	283,294	—	322,777
Nonaccrual	21,076	2,607	—	—	—	21,064	80,312	—	125,059
Total energy	157,690	55,833	90,799	7,178	13,815	29,020	3,114,859	—	3,469,194
Healthcare
Pass	536,745	615,221	638,302	422,834	234,399	658,286	147,132	—	3,252,919
Special Mention	—	27,500	—	—	—	8,282	5	—	35,787
Accruing Substandard	—	—	1,191	929	132	11,387	—	—	13,639
Nonaccrual	—	18	183	—	—	2,935	509	—	3,645
Total healthcare	536,745	642,739	639,676	423,763	234,531	680,890	147,646	—	3,305,990
Services
Pass	534,853	436,384	372,867	307,374	373,785	683,936	665,491	682	3,375,372
Special Mention	150	9,057	389	291	2,038	2,000	3,063	—	16,988
Accruing Substandard	429	6,380	26,008	6,027	5,030	7,954	38,797	—	90,625
Nonaccrual	4,833	448	—	12,590	1,049	6,138	540	—	25,598
Total services	540,265	452,269	399,264	326,282	381,902	700,028	707,891	682	3,508,583
General business
Pass	419,756	394,985	310,273	236,222	103,987	186,600	1,055,878	2,316	2,710,017
Special Mention	197	4,519	9,713	7,803	2,511	3,159	2,483	19	30,404
Accruing Substandard	1,432	3,069	6,694	10,935	10,042	3,729	4,449	140	40,490
Nonaccrual	1,675	3,728	4,863	1,436	530	107	477	41	12,857
Total general business	423,060	406,301	331,543	256,396	117,070	193,595	1,063,287	2,516	2,793,768
Total commercial	1,657,760	1,557,142	1,461,282	1,013,619	747,318	1,603,533	5,033,683	3,198	13,077,535

Commercial real estate:
Pass	725,577	1,211,338	954,226	489,193	314,899	722,475	223,131	38	4,640,877
Special Mention	—	—	259	12,311	2,725	5,831	—	—	21,126
Accruing Substandard	—	—	—	4,410	—	4,852	27	—	9,289
Nonaccrual	—	8,300	—	232	7,468	11,246	—	—	27,246
Total commercial real estate	725,577	1,219,638	954,485	506,146	325,092	744,404	223,158	38	4,698,538

	Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Paycheck protection program:
Pass	1,682,310	—	—	—	—	—	—	—	1,682,310
Total paycheck protection program	1,682,310	—	—	—	—	—	—	—	1,682,310
Loans to individuals:
Residential mortgage
Pass	564,325	149,832	120,875	124,930	158,801	348,292	335,259	24,553	1,826,867
Special Mention	33	11	2,094	—	59	318	950	10	3,475
Accruing Substandard	—	—	51	—	—	34	272	76	433
Nonaccrual	648	104	1,658	784	2,010	22,415	3,835	774	32,228
Total residential mortgage	565,006	149,947	124,678	125,714	160,870	371,059	340,316	25,413	1,863,003
Residential mortgage guaranteed by U.S. government agencies
Pass	4,859	33,880	34,464	43,099	58,264	226,380	—	—	400,946
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	545	—	309	6,887	—	—	7,741
Total residential mortgage guaranteed by U.S. government agencies	4,859	33,880	35,009	43,099	58,573	233,267	—	—	408,687
Personal:
Pass	219,873	200,580	76,246	100,229	64,104	102,126	510,571	1,510	1,275,239
Special Mention	39	55	66	—	469	31	965	—	1,625
Accruing Substandard	11	214	10	—	—	—	29	—	264
Nonaccrual	28	17	57	73	50	49	45	—	319
Total personal	219,951	200,866	76,379	100,302	64,623	102,206	511,610	1,510	1,277,447
Total loans to individuals	789,816	384,693	236,066	269,115	284,066	706,532	851,926	26,923	3,549,137
Total loans	$4,855,463	$3,161,473	$2,651,833	$1,788,880	$1,356,476	$3,054,469	$6,108,767	$30,159	$23,007,520

Nonaccruing Loans

A summary of nonaccruing loans as of December 31, 2020 follows (in thousands):

	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Energy	$125,059	$76,633	$48,426	$16,478
Healthcare	3,645	3,645	—	—
Services	25,598	20,810	4,788	2,574
General business	12,857	12,857	—	—
Total commercial	167,159	113,945	53,214	19,052

Commercial real estate	27,246	13,645	13,601	3,389

Loans to individuals:
Residential mortgage	32,228	32,228	—	—
Residential mortgage guaranteed by U.S. government agencies	7,741	7,741	—	—
Personal	319	319	—	—
Total loans to individuals	40,288	40,288	—	—

Total	$234,693	$167,878	$66,815	$22,441

Troubled Debt Restructurings

At December 31, 2020 the Company has $187 million in troubled debt restructurings (TDRs), of which $152 million are accruing residential mortgage loans guaranteed by U.S. government agencies. Approximately $95 million of TDRs are performing in accordance with the modified terms. The loans designated as TDRs had $20.9 million in charge offs during the year ended December 31, 2020.

At December 31, 2019, TDRs totaled $132 million, of which $92 million were accruing residential mortgage loans guaranteed by U.S. government agencies. Approximately $57 million of TDRs were performing. The loans designated as TDRs had $18.6 million in charge offs during the year ended December 31, 2019.

TDRs generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. During the year ended December 31, 2020, $83 million of loans were restructured. During the year ended December 31, 2019, $37 million of loans were restructured.

Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans, as modified for short-term payment deferral forbearance.

A summary of loans currently performing and past due as of December 31, 2020 is as follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total	Past Due 90 Days or More and Accruing
Commercial:
Energy	$3,410,995	$12,735	4,050	$41,414	$3,469,194	$—
Healthcare	3,302,345	—	—	3,645	3,305,990	—
Services	3,489,423	3,278	177	15,705	3,508,583	326
General business	2,776,038	1,206	6,277	10,247	2,793,768	4,495
Total commercial	12,978,801	17,219	10,504	71,011	13,077,535	4,821

Commercial real estate	4,672,279	276	5,310	20,673	4,698,538	5,126

Paycheck protection program	1,682,310	—	—	—	1,682,310	—

Loans to individuals
Permanent mortgage	1,849,304	5,812	837	7,050	1,863,003	181
Permanent mortgages guaranteed by U.S. government agencies	262,102	41,389	22,041	83,155	408,687	78,349
Personal	1,273,702	3,317	90	338	1,277,447	241
Total loans to individuals	3,385,108	50,518	22,968	90,543	3,549,137	78,771

Total	$22,718,498	$68,013	$38,782	$182,227	$23,007,520	$88,718

Following is disclosure of loans and the combined allowance for loan losses and accrual for off-balance sheet credit losses under the previous incurred loss model.

Portfolio segments of the loan portfolio are as follows (in thousands):

	December 31, 2019
	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$3,231,485	$10,684,749	$115,416	$14,031,650
Commercial real estate	1,056,321	3,349,836	27,626	4,433,783
Residential mortgage	1,652,653	393,897	37,622	2,084,172
Personal	193,903	1,007,192	287	1,201,382
Total	$6,134,362	$15,435,674	$180,951	$21,750,987
Accruing loans past due (90 days)[1]				$7,680
Foregone interest on nonaccrual loans				$17,409
1.Excludes residential mortgage loans guaranteed by agencies of the U.S. government

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit is for the year ended December 31, 2019 summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Personal	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$102,226	$60,026	$17,964	$9,473	$17,768	$207,457
Provision for loan losses	57,125	(12,046)	(3,838)	3,537	(573)	44,205
Loans charged off	(43,185)	(1,161)	(288)	(6,343)	—	(50,977)
Recoveries	2,021	4,986	562	2,505	—	10,074
Ending balance	$118,187	$51,805	$14,400	$9,172	$17,195	$210,759
Allowance for off-balance sheet credit losses:
Beginning balance	1,655	52	52	31	—	1,790
Provision for off-balance sheet credit losses	(221)	55	(8)	(31)	—	(205)
Ending balance	$1,434	$107	$44	$—	$—	$1,585

Total provision for credit losses	$56,904	$(11,991)	$(3,846)	$3,506	$(573)	$44,000

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit is for the year ended December 31, 2018 summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Personal	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$124,269	$56,621	$18,451	$9,124	$22,217	$230,682
Provision for loan losses	12,521	(147)	(1,156)	3,175	(4,449)	9,944
Loans charged off	(37,880)	—	(378)	(5,325)	—	(43,583)
Recoveries	3,316	3,552	1,047	2,499	—	10,414
Ending balance	$102,226	$60,026	$17,964	$9,473	$17,768	$207,457
Allowance for off-balance sheet credit losses:
Beginning balance	3,644	45	43	2	—	3,734
Provision for off-balance sheet credit losses	(1,989)	7	9	29	—	(1,944)
Ending balance	$1,655	$52	$52	$31	$—	$1,790

Total provision for credit losses	$10,532	$(140)	$(1,147)	$3,204	$(4,449)	$8,000

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

The following table summarizes the Company's loan portfolio at December 31, 2019 by the risk grade categories (in thousands):

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

A summary of impaired loans at December 31, 2019 follows (in thousand):

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

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of December 31, 2019 is as follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$3,881,244	$401	10	$—	$91,722	$3,973,377
Services	3,105,621	1,737	523	6,799	7,483	3,122,163
Wholesale/retail	1,758,878	712	113	—	1,163	1,760,866
Manufacturing	654,329	410	190	387	10,133	665,449
Healthcare	3,027,329	2,039	—	68	4,480	3,033,916
Public finance	707,638	2,230	—	—	—	709,868
Other commercial and industrial	764,390	414	772	—	435	766,011
Total commercial	13,899,429	7,943	1,608	7,254	115,416	14,031,650

Commercial real estate:
Residential construction and land development	147,379	3,093	—	57	350	150,879
Retail	756,653	—	—	—	18,868	775,521
Office	928,379	—	—	—	—	928,379
Multifamily	1,258,704	—	—	—	6,858	1,265,562
Industrial	855,208	—	—	—	909	856,117
Other commercial real estate	454,253	1,827	250	354	641	457,325
Total commercial real estate	4,400,576	4,920	250	411	27,626	4,433,783

Residential mortgage:
Permanent mortgage	1,034,716	2,011	153	—	20,441	1,057,321
Permanent mortgages guaranteed by U.S. government agencies	46,898	24,203	18,187	102,406	6,100	197,794
Home equity	814,325	3,343	308	—	11,081	829,057
Total residential mortgage	1,895,939	29,557	18,648	102,406	37,622	2,084,172

Personal	1,196,362	4,664	54	15	287	1,201,382

Total	$21,392,306	$47,084	20,560	$110,086	$180,951	$21,750,987

(5) Premises and Equipment and Leases

Premises and equipment at December 31 are summarized as follows (in thousands):

	December 31,
	2020	2019
Land	$69,776	$69,960
Buildings and improvements	440,528	421,952
Software and related integration	120,444	98,487
Furniture and equipment	165,344	135,153
Construction in progress	46,949	53,498
Premises and equipment	843,041	779,050
Less accumulated depreciation	291,733	243,531
Premises and equipment, net of accumulated depreciation	$551,308	$535,519

Depreciation expense of premises and equipment was $54.3 million, $51.6 million and $51.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Effective January 1, 2019, premises and equipment included right-of-use assets for leased office space and facilities. Leases are at market rates at inception and may contain escalations based on consumer price index or similar benchmarks and options to renew at then market rates.

Right-of-use assets of $166 million at December 31, 2020 and $180 million at December 31, 2019 are included in buildings and improvements and related right-of-use liabilities are included in other liabilities. At December 31, 2020, the weighted-average remaining lease term was 11 years and the weighted average discount rate on operating leases was 3.0 percent. Operating lease costs recognized as occupancy and equipment expense were $25.0 million and $24.2 million for the years ended December 31, 2020 and December 31, 2019, respectively. Operating cash flows from operating leases were $25.6 million and $23.3 million for the years ended December 31, 2020 and December 31, 2019, respectively.

Total rent expense for BOK Financial was $42.0 million in 2020, $43.0 million in 2019 and $28.5 million in 2018. At December 31, 2020, un-discounted operating lease liabilities are scheduled to mature as follows: $26.3 million in 2021, $21.2 million in 2022, $20.1 million in 2023, $19.6 million in 2024, $18.9 million in 2025 and $116 million thereafter. Operating expense and short term lease costs total $13.4 million and $12.6 million for the year ended December 31, 2020 and December 31, 2019, respectively. BOKF, NA is obligated under a long-term lease for its bank premises in downtown Tulsa. The original lease dated November 1, 1976 was renegotiated on July 1, 2019. The new lease will terminate on December 31, 2034. The Company has the option to renew for an additional 10 years. Premises leases may include options to renew at then current market rates and may include escalation provisions based upon changes in consumer price index or similar benchmarks.

The Company may lease owned properties or sublease unoccupied leased facilities. Income on these leases is immaterial.

(6) Goodwill and Intangible Assets

The following table presents the original cost and accumulated amortization of intangible assets (in thousands):

	Dec. 31,
	2020	2019
Core deposit premiums	$103,200	$103,200
Less accumulated amortization	32,256	19,364
Net core deposit premiums	70,944	83,836

Other identifiable intangible assets	82,731	74,372
Less accumulated amortization	40,239	32,937
Net other identifiable intangible assets	42,492	41,435

Total intangible assets, net	$113,436	$125,271

Expected amortization expense for intangible assets that will continue to be amortized (in thousands):

	Core Deposit Premiums	Other Identifiable Intangible Assets	Total
2021	$11,893	$6,599	$18,492
2022	10,981	5,232	16,213
2023	10,145	4,191	14,336
2024	9,379	3,178	12,557
2025	8,675	2,767	11,442
Thereafter	19,871	20,525	40,396
	$70,944	$42,492	$113,436

The changes in the carrying value of goodwill by operating segment are as follows (in thousands):

	Commercial Banking	Consumer Banking	Wealth Management	Funds Management and Other	Total
Balance, December 31, 2018	$313,270	$43,458	$90,702	$601,833	$1,049,263
Adjustment[1]	600,661	—	—	(601,833)	(1,172)
Balance, December 31, 2019	913,931	43,458	90,702	—	1,048,091
Balance, December 31, 2020	$913,931	$43,458	$90,702	$—	$1,048,091
1    Goodwill related to the CoBiz acquisition was not yet allocated to the operating segments as of December 31, 2018 and was included in Funds Management and Other in 2018 then allocated during 2019.

At October 1, 2020, the Company performed a qualitative impairment assessment of goodwill based on factors including, but not limited to, general economic conditions, financial services industry considerations, regional economic conditions, global health concerns and related medical developments, general BOKF Financial performance and reporting unit performance. During 2020, the U.S. and global economies were negatively impacted by the spread of COVID-19. This resulted in the need for quarterly qualitative impairment analyses and quantitative corroboration of the annual qualitative impairment assessment. No impairment was indicated for any reporting unit.

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	December 31, 2020		December 31, 2019
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$227,161	$236,444	$175,117	$177,703
Residential mortgage loan commitments	380,637	20,435	158,460	5,233
Forward sales contracts	549,414	(4,563)	315,203	(665)
		$252,316		$182,271

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of December 31, 2020 or December 31, 2019. No credit losses were recognized on residential mortgage loans held for sale for the years ended December 31, 2020, 2019 and 2018.

Mortgage banking revenue was as follows (in thousands):

	Year Ended
	2020	2019	2018
Production revenue:
Net realized gains on sales of mortgage loans	$107,847	$39,730	$36,379
Net change in unrealized gain on mortgage loans held for sale	6,697	672	(674)
Net change in the fair value of mortgage loan commitments	15,202	(145)	(1,145)
Net change in the fair value of forward sales contracts	(3,898)	2,463	(2,870)
Total mortgage production revenue	125,848	42,720	31,690
Servicing revenue	56,512	64,821	66,097
Total mortgage banking revenue	$182,360	$107,541	$97,787

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

The following represents a summary of mortgage servicing rights (Dollars in thousands):

	December 31,
	2020	2019	2018
Number of residential mortgage loans serviced for others	106,201	126,828	132,463
Outstanding principal balance of residential mortgage loans serviced for others	$16,228,449	$20,727,106	$21,658,335
Weighted average interest rate	3.84%	3.98%	3.99%
Remaining contractual term (in months)	280	289	293

Activity in capitalized mortgage servicing rights during the three years ended December 31, 2020 is as follows (in thousands):

Balance, December 31, 2017	$252,867
Additions, net	35,247
Change in fair value due to loan runoff	(33,528)
Change in fair value due to market changes	4,668
Balance, December 31, 2018	259,254
Additions, net	35,128
Change in fair value due to loan runoff	(38,979)
Change in fair value due to market changes	(53,517)
Balance, December 31, 2019	201,886
Additions	31,209
Disposals	(10,801)
Change in fair value due to loan runoff	(41,598)
Change in fair value due to market changes	(79,524)
Balance, December 31, 2020	$101,172

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

Mortgage servicing rights are not traded in active markets. Fair value is determined by discounting the projected net cash flows. Significant assumptions used to determine fair value considered to be significant unobservable inputs were as follows:

	December 31,
	2020	2019
Discount rate – risk-free rate plus a market premium	9.14%	9.81%
Prepayment rate - based upon loan interest rate, original term and loan type	9.41% - 21.87%	8.28% - 16.05%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$69 - $94	$68 - $94
Delinquent loans	$150 - $500	$150 - $500
Loans in foreclosure	$1,000 - $4,000	$1,000 - $4,000
Primary/secondary mortgage rate spread	105 bps	104 bps
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	0.43%	1.73%
Delinquency rate	3.54%	2.73%

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
(8) Deposits

Interest expense on deposits is summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Transaction deposits	$60,424	$132,854	$65,859
Savings	385	677	439
Time:
Certificates of deposits under $100,000	6,741	8,299	5,751
Certificates of deposits $100,000 and over	18,270	29,288	19,739
Other time deposits	4,176	4,420	3,729
Total time	29,187	42,007	29,219
Total	$89,996	$175,538	$95,517

The aggregate amounts of time deposits in denominations of $250,000 or more at December 31, 2020 and 2019 were $815 million and $845 million, respectively.

Time deposit maturities are as follows: 2021 – $1.5 billion, 2022 – $172 million, 2023 – $90 million, 2024 – $54 million, 2025 – $41 million and $100 million thereafter.

The aggregate amount of overdrawn customer transaction deposits that have been reclassified as loan balances was $3.1 million at December 31, 2020 and $8.7 million at December 31, 2019.

(9) Other Borrowed Funds

Information relating to other borrowings is summarized as follows (dollars in thousands):

	As of		Year Ended
	December 31, 2020		December 31, 2020
	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Funds purchased	769,365	0.05%	2,045,795	0.58%	3,311,938
Repurchase agreements	893,021	0.09%	1,589,746	0.24%	3,230,097
Other borrowings:
Federal Home Loan Bank advances	200,000	0.29%	3,393,989	1.00%	7,500,000
GNMA repurchase liability	19,500	4.35%	42,771	4.18%	126,569
Federal Reserve Bank advances	—	—%	42,464	0.26%	—
Paycheck protection program liquidity facility	1,635,963	0.35%	1,152,073	0.35%	2,013,414
Other	27,507	5.24%	28,156	5.12%	49,376
Total other borrowings	1,882,970		4,659,453	0.88%
Subordinated debentures[1]	276,005	4.72%	275,965	5.05%	276,005
Total other borrowed funds	$3,821,361		$8,570,959	0.82%

	As of		Year Ended
	December 31, 2019		December 31, 2019
	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Funds purchased	3,390,528	1.53%	2,438,376	2.08%	3,390,528
Repurchase agreements	427,822	0.50%	399,785	0.57%	427,822
Other borrowings:
Federal Home Loan Bank advances	4,500,000	1.79%	7,122,466	2.44%	8,000,000
GNMA repurchase liability	15,417	4.32%	13,746	4.47%	19,581
Other	11,638	5.09%	11,144	5.30%	34,676
Total other borrowings	4,527,055		7,147,356	2.45%
Subordinated debentures[1]	275,923	5.15%	276,075	5.47%	275,923
Total other borrowed funds	$8,621,328		$10,261,592	2.37%

	As of		Year Ended
	December 31, 2018		December 31, 2018
	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Funds purchased	402,450	2.34%	419,322	1.89%	949,531
Repurchase agreements	615,961	0.36%	464,582	0.28%	615,961
Other borrowings:
Federal Home Loan Bank advances	6,100,000	2.65%	6,207,142	2.06%	6,500,000
GNMA repurchase liability	15,552	4.43%	14,783	4.47%	16,529
Other	8,838	2.90%	14,516	2.67%	20,422
Total other borrowings	6,124,390		6,236,441	2.07%
Subordinated debentures[1]	275,913	5.34%	177,884	5.52%	275,913
Total other borrowed funds	$7,418,714		$7,298,229	2.03%
1 Parent Company only.

Aggregate annual principal repayments at December 31, 2020 are as follows (in thousands):

2021	$1,884,974
2022	1,639,735
2023	9,625
2024	625
2025	10,555
Thereafter	275,847
Total	$3,821,361

Funds purchased are unsecured and generally mature within one day to ninety days from the transaction date. Securities repurchase agreements are recorded as secured borrowings that generally mature within ninety days and are secured by certain available for sale securities.

Additional information relating to securities sold under agreements to repurchase and related liabilities at December 31, 2020 and 2019 is as follows (dollars in thousands):

	December 31, 2020
	Amortized	Fair	Repurchase
Security Sold/Maturity	Cost	Value	Liability[1]	Rate

U.S. government agency mortgage-backed securities:
Overnight[1]	$893,069	$910,885	$893,021	0.09%
Long-term	—	—	—	—%
Total Agency Securities	$893,069	$910,885	$893,021	0.09%

	December 31, 2019
	Amortized	Fair	Repurchase
Security Sold/Maturity	Cost	Value	Liability[1]	Rate

U.S. government agency mortgage-backed securities:
Overnight[1]	$431,939	$435,898	$427,822	0.50%
Long-term	—	—	—	—%
Total Agency Securities	$431,939	$435,898	$427,822	0.50%
1    BOK Financial maintains control over the securities underlying overnight repurchase agreements and generally transfers control over securities underlying longer-term dealer repurchase agreements to the respective counterparty.

Borrowings from the Federal Home Loan Banks are used for funding purposes. In accordance with policies of the Federal Home Loan Banks, BOK Financial has granted a blanket pledge of eligible assets (generally unencumbered U.S. Treasury and residential mortgage-backed securities, 1-4 family loans and multifamily loans) as collateral for these advances. The Federal Home Loan Banks have issued letters of credit totaling $381 million to secure BOK Financial’s obligations to depositors of public funds. The unused credit available to BOK Financial at December 31, 2020 pursuant to the Federal Home Loan Bank’s collateral policies is $8.6 billion.

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

BOK Financial Securities, Inc. may borrow funds from Pershing, LLC ("Pershing"), a clearing broker/dealer and a wholly owned subsidiary of Bank of New York Mellon, for the purposes of financing securities purchases or to facilitate funding of investment banking activities, on terms to be negotiated at the time of the borrowing. BOK Financial Securities, Inc. had no borrowings outstanding at December 31, 2020 and December 31, 2019.

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

(10) Federal and State Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Credit loss reserves	$101,265	$50,611
Lease liability	44,794	46,084
Deferred compensation	29,504	25,976
Unearned fees	14,584	9,080
Purchased loan discount	11,537	18,042
Share-based compensation	6,525	7,392
Valuation adjustments	3,834	1,545
Other	29,963	26,384
Total deferred tax assets	242,006	185,114

Deferred tax liabilities:
Available for sale securities mark to market	105,769	33,140
Right-of-use asset	38,635	42,180
Mortgage servicing rights	24,182	48,435
Acquired identifiable intangible	18,138	23,181
Depreciation	13,754	18,909
Lease financing	11,828	10,720
Other	39,210	34,826
Total deferred tax liabilities	251,516	211,391
Net deferred tax liabilities	$(9,510)	$(26,277)

No valuation allowance was necessary on deferred tax assets as of December 31, 2020 and 2019.

The significant components of the provision for income taxes attributable to continuing operations for BOK Financial are shown below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current income tax expense:
Federal	$173,888	$110,887	$103,748
State	29,889	15,088	15,253
Total current income tax expense	203,777	125,975	119,001

Deferred income tax expense (benefit):
Federal	(65,989)	3,416	(190)
State	(8,995)	792	250
Total deferred income tax expense (benefit)	(74,984)	4,208	60
Total income tax expense	$128,793	$130,183	$119,061

The reconciliations of income attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Amount:
Federal statutory tax	$118,412	$132,482	$118,752
Tax exempt revenue	(7,035)	(12,227)	(8,311)
Effect of state income taxes, net of federal benefit	14,251	12,715	12,430
Utilization of tax credits, net of proportional amortization of low-income housing limited partnership investments	(6,994)	(5,127)	(4,559)
Other, net	10,159	2,340	749
Total income tax expense	$128,793	$130,183	$119,061

	Year Ended December 31,
	2020	2019	2018
Percent of pretax income:
Federal statutory tax	21.0%	21.0%	21.0%
Tax exempt revenue	(1.2)	(1.9)	(1.5)
Effect of state income taxes, net of federal benefit	2.5	2.0	2.2
Utilization of tax credits, net of proportional amortization of low-income housing limited partnership investments	(1.2)	(0.8)	(0.8)
Other, net	1.7	0.3	0.2
Total	22.8%	20.6%	21.1%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2020	2019	2018
Balance as of January 1	$20,465	$18,869	$18,110
Additions for tax for current year positions	6,384	5,649	2,649
Settlements during the period	—	—	—
Lapses of applicable statute of limitations	(3,947)	(4,053)	(1,890)
Balance as of December 31	$22,902	$20,465	$18,869

Of the above unrecognized tax benefits, $17.2 million, if recognized, would have affected the effective tax rate.

BOK Financial recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company recognized $2.4 million for 2020, $2.2 million for 2019 and $1.7 million for 2018 in interest and penalties. The Company had approximately $5.9 million and $5.6 million accrued for the payment of interest and penalties at December 31, 2020 and 2019, respectively. Federal statutes remain open for federal tax returns filed in the previous three reporting periods. Various state income tax statutes remain open for the previous three to six reporting periods.

(11) Employee Benefits

BOK Financial sponsors a defined benefit cash balance Pension Plan for all employees who satisfy certain age and service requirements. Pension Plan benefits were curtailed as of April 1, 2006. No participants may be added to the plan and no additional service benefits will be accrued. Interest continues to accrue on employees' account balances at a variable rate tied to the five-year trailing average of five-year U.S. Treasury securities plus 1.5%. The rate has a floor of 3.0% and a ceiling of 5.0%. The 2020 quarterly variable rates ranged from 3.28% to 3.40%.

The projected benefit obligation and fair value of plan assets, respectively, were $24 million and $38 million at December 31, 2020 and $25 million and $36 million at December 31, 2019. The net periodic benefit credit was $1.3 million for December 31, 2020, $815 thousand for December 31, 2019 and $583 thousand for December 31, 2018. Total expected future benefit payments related to the Pension Plan were $26.6 million at December 31, 2020.

The following table presents the weighted-average assumptions used in the measurement of the Company's net periodic benefit cost as of December 31:

	2020	2019
Discount rate	2.69%	4.10%
Expected return on plan assets	5.50%	5.50%

Assets of the Pension Plan consist primarily of shares in the Cavanal Hill Active Core Fund. The stated objective of this fund is to provide an attractive total return with a well-balanced mix of equities and bonds. The typical portfolio mix is approximately 60% equities and 40% bonds. The net asset value of shares in the Cavanal Hill Funds is reported daily based on market quotations for the Fund’s securities. Management considers the Fund's recent and long-term performance as indicators when setting the expected return on plan assets. No minimum contribution was required for 2020, 2019 or 2018.

Employee contributions to the Thrift Plan are eligible for Company matching equal to 6% of base compensation, as defined in the plan. The Company-provided matching contribution rates range from 50% for employees with less than 4 years of service to 200% for employees with 15 or more years of service. Additionally, a maximum Company-provided, non-elective annual contribution of up to $750 per participant is provided for employees whose annual base compensation is less than $40,000. Participants may direct investments in their accounts to a variety of options, including a BOK Financial common stock fund and Cavanal Hill funds. Employer contributions, which are invested in accordance with the participant’s investment options, vest over five years. Thrift Plan expenses were $29.9 million for 2020, $27.6 million for 2019 and $25.1 million for 2018.

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

The following table presents stock options outstanding under these plans (in thousands, except for per share data):

	Number	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at:
December 31, 2018	63,058	$54.89	$1,163
December 31, 2019	36,100	56.75	1,106
December 31, 2020	17,671	57.35	197
Options vested at:
December 31, 2018	33,573	$53.09	$679
December 31, 2019	27,193	57.08	824
December 31, 2020	17,671	57.35	197

No options have been awarded since 2013. At December 31, 2020, the weighted average remaining contractual life of options outstanding was 1.03 years and the weighted average remaining contractual life of vested options was 1.03 years. The aggregate intrinsic value of options exercised was $318 thousand for 2020, $761 thousand for 2019 and $2.3 million for 2018.

The Company also awards restricted stock to certain officers and employees and restricted stock units ("RSUs) to certain executives, (collectively "non-vested shares"). Vesting of all non-vested shares is subject to service requirements. Additionally, vesting of certain non-vested shares is subject to performance criteria based on changes in the Company's earnings per share relative to defined peers. The following represents a summary of the non-vested shares for the three years ended December 31, 2020 (in thousands):

	Restricted Stock		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2018	667,103		—
Granted	150,419	$85.58	—	—
Vested	(242,215)	74.85	—	—
Forfeited	(47,700)	75.68	—	—
Non-vested at December 31, 2018	527,607		—
Granted	145,724	$76.74	46,689	$87.40
Vested	(114,201)	61.28	—	—
Forfeited	(131,952)	83.69	—	—
Non-vested at December 31, 2019	427,178		46,689
Granted	236,750	$83.49	22,980	$77.36
Vested	(225,527)	83.50	—	—
Forfeited	(18,167)	83.10	—	—
Non-vested at December 31, 2020	420,234		69,669

Compensation expense recognized on non-vested shares totaled $16.0 million for 2020, $15.1 million for 2019 and $3.6 million for 2018. Unrecognized compensation cost of non-vested shares totaled $16.3 million at December 31, 2020. We expect to recognize compensation expense of $10.8 million in 2021, $5.4 million in 2022, and $134 thousand in 2023.

Compensation cost for restricted stock units is variable based on the current fair value of BOK Financial common shares. Vesting of 244,392 non-vested shares may be increased or decreased based on performance criteria defined in the plan documents.
(13) Related Parties

In compliance with applicable banking regulations, the Company may extend credit to certain executive officers, directors, principal shareholders and their affiliates (collectively referred to as “related parties”) in the ordinary course of business. The Company’s loans to related parties do not involve more than the normal credit risk.

Activity in loans to related parties is summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019
Beginning balance	$75,189	$75,265
Advances	498,425	886,610
Payments	(484,958)	(896,643)
Adjustments[1]	4,284	9,957
Ending balance	$92,940	$75,189
1    Adjustments generally consist of changes in status as a related party.
As defined by banking regulations, loan commitments and equity investments from the subsidiary banks to a single affiliate may not exceed 10% of unimpaired capital and surplus while loan commitments and equity investments to all affiliates may not exceed 20% of unimpaired capital and surplus. All loans to affiliates must be fully secured by eligible collateral. At December 31, 2020, loan commitments and equity investments were limited to $416 million to a single affiliate and $832 million to all affiliates. The largest loan commitment and equity investment to a single affiliate was $264 million and the aggregate loan commitments and equity investments to all affiliates were $324 million. The largest outstanding amount to a single affiliate at December 31, 2020 was $4.1 million and the total outstanding amounts to all affiliates were $5.3 million. At December 31, 2019, total loan commitments and equity investments to all affiliates were $392 million and the total outstanding amounts to all affiliates were $5.0 million.

Certain related parties are customers of the Company for services other than loans, including consumer banking, corporate banking, risk management, wealth management, brokerage and trading, or fiduciary/trust services. The Company engages in transactions with related parties in the ordinary course of business in compliance with applicable regulations.

QuikTrip Corporation has entered into a fee sharing agreement with TransFund, BOKF’s electronic funds transfer network (“TransFund”), respecting transactions completed at TransFund automated teller machines placed in QuikTrip locations. In 2020, BOKF paid QuikTrip approximately $10.0 million pursuant to this agreement. A BOK Financial director is Chief Executive Officer, Chairman, and a significant shareholder of QuikTrip Corporation.

Cavanal Hill Investment Management, Inc., a wholly-owned subsidiary of BOKF, NA, is the administrator to and investment advisor for the Cavanal Hill Funds (the "Funds"), a diversified, open-ended investment company established as a business trust under the Investment Company Act of 1940 (the "1940 Act"). BOKF, NA is custodian and Cavanal Hill Distributors, Inc. is distributor for the Funds. The Funds’ products are offered to customers, employee benefit plans, trusts and the general public in the ordinary course of business. Approximately 80% of the Funds’ assets of $3.7 billion are held for the Company's clients. A Company executive officer serves on the Funds' board of trustees and officers of BOKF, NA serve as president and secretary of the Funds. A majority of the members of the Funds’ board of trustees are, however, independent of the Company and the Funds are managed by its board of trustees.

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

On January 8, 2020, the New Jersey District Court entered judgment against the principal individual and his wife for $36,805,051 in principal amount and $10,937,831 in pre-judgment interest. On January 17, 2020, the New Jersey Federal District Court formally terminated the Payment Plan. Management is no longer able to conclude that the individual principal and his wife will be successful in paying the obligations they have to pay the bonds in full but such obligations remain and are not dischargeable in bankruptcy. Beginning September 2020, the SEC filed multiple garnishments on entities either related to or holding assets for the debtor. If the individual principal and his wife do not have the financial ability to pay the bonds in full, a bondholder loss could become probable. Management has been advised by counsel that BOKF, NA has valid defenses to claims of bondholders and that no loss to the company is probable. No provision for losses has been made at this time. BOKF, NA estimates that, upon sale of all remaining collateral securing payment of the bonds, approximately $20 million will remain outstanding. A reasonable estimate cannot be made of the amount of any bondholder loss, though the amount of bondholder loss could be material to the company in the event a loss to the company becomes probable.

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

On March 14, 2017, BOKF, NA was sued in the United States District Court for the Northern District of Oklahoma by bondholders in a second putative class action representing a different set of municipal securities. The bondholders in this second action alleged two individuals purchased facilities from the principals who are the subject of the SEC New Jersey proceedings by means of the fraudulent sale of $60 million of municipal securities for which BOKF, NA also served as indenture trustee. On December 18, 2020, the action was dismissed with prejudice in exchange for a nominal payment.

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

On May 12, 2020, an accounting firm filed a putative class action in the District Court of Colorado alleging that BOKF, NA and other national banks failed to pay the agents of borrowers making application through the Bank to the Small Business Administration for Paycheck Protection Program (CARES Act) loans. The action has now been dismissed with prejudice by the plaintiff.

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

At December 31, 2020, the Company has $290 million in interests in various alternative investments generally consisting of unconsolidated limited partnership interests in entities for which investment return is in the form of low income housing tax credits or other investments in merchant banking activities. The investment balance also includes $94 million in unfunded commitments included in Other liabilities on the Consolidated Balance Sheets. At December 31, 2019, the Company had $259 million in interests in various alternative investments and included $82 million in unfunded commitments in Other liabilities.

Other Commitments and Contingencies

Cavanal Hill Funds’ assets include U.S. Treasury and government securities money market funds. Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury and Agencies. The net asset value of units in these funds was $1.00 at December 31, 2020. An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries. BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00. No assets were purchased from the funds in 2020 or 2019.

The Federal Reserve Bank requires member banks to maintain certain minimum average cash balances. Member banks may satisfy reserve balance requirements through holdings of vault cash and balances maintained directly with a Federal Reserve Bank. The combined average balance of vault cash and balances held at the Federal Reserve Bank was $727 million for the year ended December 31, 2020 and $618 million for the year ended December 31, 2019.

(15) Shareholders Equity

Preferred Stock

One billion shares of preferred stock with a par value of $0.00005 per share are authorized. The Series A Preferred Stock has no voting rights except as otherwise provided by Oklahoma corporate law and may be converted into one share of Common Stock for each 36 shares of Series A Preferred Stock at the option of the holder. Dividends are cumulative at an annual rate of ten percent of the $0.06 per share liquidation preference value when declared and are payable in cash. Aggregate liquidation preference is $15 million. No Series A Preferred Stock was outstanding in 2020, 2019 or 2018.

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

A bank falling below the minimum capital requirements, including the capital conservation buffer, would be subject to regulatory restrictions on capital distributions (including but not limited to dividends and share repurchases) and executive bonus payments. For a banking institution to qualify as well capitalized, Common Equity Tier 1, Tier I, Total and Leverage capital ratios must be at least 6.5%, 8%, 10% and 5%, respectively. Tier I capital consists primarily of common stockholders' equity, excluding unrealized gains or losses on available for sale securities, less goodwill, core deposit premiums and certain other intangible assets. Total capital consists primarily of Tier I capital plus preferred stock, subordinated debt and allowances for credit losses, subject to certain limitations. The subsidiary bank exceeded the regulatory definition of well capitalized as of December 31, 2020 and December 31, 2019.

A summary of regulatory capital minimum requirements and levels follows (dollars in thousands):

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer	Well Capitalized Bank Requirement	December 31, 2020		December 31, 2019
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	4.50%	2.50%	7.00%	N/A	$3,881,912	11.95%	$3,608,821	11.39%
BOKF, NA	4.50%	N/A	4.50%	6.50%	3,756,950	11.66%	3,414,446	10.90%
Tier I Capital (to Risk Weighted Assets):
Consolidated	6.00%	2.50%	8.50%	N/A	$3,881,912	11.95%	$3,608,821	11.39%
BOKF, NA	6.00%	N/A	6.00%	8.00%	3,756,950	11.66%	3,414,446	10.90%
Total Capital (to Risk Weighted Assets):
Consolidated	8.00%	2.50%	10.50%	N/A	$4,489,110	13.82%	$4,097,087	12.94%
BOKF, NA	8.00%	N/A	8.00%	10.00%	4,153,347	12.89%	3,692,010	11.79%
Leverage (Tier I Capital to Average Assets):
Consolidated	4.00%	N/A	4.00%	N/A	$3,881,912	8.28%	$3,608,820	8.40%
BOKF, NA	4.00%	N/A	4.00%	5.00%	3,756,950	8.04%	3,414,446	7.98%

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Employee Benefit Plans	Total
Balance, December 31, 2017	$(35,385)	$(789)	$(36,174)
Transition adjustment for net unrealized gains on equity securities	(2,709)	—	(2,709)
Net change in unrealized gain (loss)	(46,941)	(1,069)	(48,010)
Reclassification adjustments included in earnings:
Loss on available for sale securities, net	2,801	—	2,801
Other comprehensive income (loss), before income taxes	(44,140)	(1,069)	(45,209)
Federal and state income tax	(11,235)	(272)	(11,507)
Other comprehensive income (loss), net of income taxes	(32,905)	(797)	(33,702)
Balance, December 31, 2018	(70,999)	(1,586)	(72,585)
Net change in unrealized gain (loss)	239,017	2,030	241,047
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(5,597)	—	(5,597)
Other comprehensive income (loss), before income taxes	233,420	2,030	235,450
Federal and state income tax	57,425	517	57,942
Other comprehensive income (loss), net of income taxes	175,995	1,513	177,508
Balance, December 31, 2019	104,996	(73)	104,923
Net change in unrealized gain (loss)	312,576	1,220	313,796
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(9,910)	—	(9,910)
Other comprehensive income (loss), before income taxes	302,666	1,220	303,886
Federal and state income tax	72,630	311	72,941
Other comprehensive income (loss), net of income taxes	230,036	909	230,945
Balance, December 31, 2020	$335,032	$836	$335,868

(16) Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Year Ended
	2020	2019	2018
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$435,030	$500,758	$445,646
Less: Earnings allocated to participating securities	2,612	3,227	3,737
Numerator for basic earnings per share – income available to common shareholders	432,418	497,531	441,909
Effect of reallocating undistributed earnings of participating securities	—	—	1
Numerator for diluted earnings per share – income available to common shareholders	$432,418	$497,531	$441,910

Denominator:
Weighted average shares outstanding	70,259,553	71,250,081	67,190,257
Less: Participating securities included in weighted average shares outstanding	418,576	462,381	561,617
Denominator for basic earnings per common share	69,840,977	70,787,700	66,628,640
Dilutive effect of employee stock compensation plans	3,195	14,912	33,633
Denominator for diluted earnings per common share	69,844,172	70,802,612	66,662,273

Basic earnings per share	$6.19	$7.03	$6.63
Diluted earnings per share	$6.19	$7.03	$6.63

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

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2020 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest and dividend revenue from external sources	$714,932	$78,004	$130,818	$184,690	$1,108,444
Net interest revenue (expense) from internal sources	(126,444)	69,000	(13,528)	70,972	—
Net interest and dividend revenue	588,488	147,004	117,290	255,662	1,108,444
Provision for credit losses	69,475	2,805	(209)	150,521	222,592
Net interest and dividend revenue after provision for credit losses	519,013	144,199	117,499	105,141	885,852
Other operating revenue	187,361	243,719	398,834	14,035	843,949
Other operating expense	258,903	233,425	325,608	348,001	1,165,937
Net direct contribution	447,471	154,493	190,725	(228,825)	563,864
Gain (loss) on financial instruments, net	193	95,344	4	(95,541)	—
Change in fair value of mortgage servicing rights	—	(79,524)	—	79,524	—
Gain (loss) on repossessed assets, net	(2,677)	276	—	2,401	—
Corporate expense allocations	24,862	42,638	35,331	(102,831)	—
Net income before taxes	420,125	127,951	155,398	(139,610)	563,864
Federal and state income taxes	114,120	32,591	39,770	(57,688)	128,793
Net income	306,005	95,360	115,628	(81,922)	435,071
Net income attributable to non-controlling interests	—	—	—	41	41
Net income attributable to BOK Financial Corp. shareholders	$306,005	$95,360	$115,628	$(81,963)	$435,030

Average assets	$26,994,075	$9,842,125	$15,695,646	$(3,827,456)	$48,704,390

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2019 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest and dividend revenue from external sources	$919,148	$99,679	$61,277	$32,775	$1,112,879
Net interest revenue (expense) from internal sources	(242,907)	95,775	38,815	108,317	—
Net interest and dividend revenue	676,241	195,454	100,092	141,092	1,112,879
Provision for credit losses	39,011	6,271	(308)	(974)	44,000
Net interest and dividend revenue after provision for credit losses	637,230	189,183	100,400	142,066	1,068,879
Other operating revenue	170,412	187,500	341,389	(4,931)	694,370
Other operating expense	252,459	230,916	277,267	371,739	1,132,381
Net direct contribution	555,183	145,767	164,522	(234,604)	630,868
Gain (loss) on financial instruments, net	106	30,375	2	(30,483)	—
Change in fair value of mortgage servicing rights	—	(53,517)	—	53,517	—
Gain (loss) on repossessed assets, net	331	496	—	(827)	—
Corporate expense allocations	43,055	47,169	36,239	(126,463)	—
Net income before taxes	512,565	75,952	128,285	(85,934)	630,868
Federal and state income taxes	137,759	19,346	32,954	(59,876)	130,183
Net income	374,806	56,606	95,331	(26,058)	500,685
Net loss attributable to non-controlling interests	—	—	—	(73)	(73)
Net income attributable to BOK Financial Corp. shareholders	$374,806	$56,606	$95,331	$(25,985)	$500,758

Average assets	$22,807,589	$9,301,341	$10,204,426	$(219,009)	$42,094,347

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2018 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest and dividend revenue from external sources	$726,855	$83,231	$81,528	$93,253	$984,867
Net interest revenue (expense) from internal sources	(159,954)	73,448	31,480	55,026	—
Net interest and dividend revenue	566,901	156,679	113,008	148,279	984,867
Provision for credit losses	30,358	5,143	(288)	(27,213)	8,000
Net interest and dividend revenue after provision for credit losses	536,543	151,536	113,296	175,492	976,867
Other operating revenue	162,701	178,123	296,369	(20,409)	616,784
Other operating expense	202,095	231,075	257,650	337,346	1,028,166
Net direct contribution	497,149	98,584	152,015	(182,263)	565,485
Gain (loss) on financial instruments, net	26	(25,021)	7	24,988	—
Change in fair value of mortgage servicing rights	—	4,668	—	(4,668)	—
Gain (loss) on repossessed assets, net	(6,532)	247	—	6,285	—
Corporate expense allocations	36,670	44,398	35,920	(116,988)	—
Net income before taxes	453,973	34,080	116,102	(38,670)	565,485
Federal and state income taxes	120,458	8,681	30,075	(40,153)	119,061
Net income	333,515	25,399	86,027	1,483	446,424
Net income attributable to non-controlling interests	—	—	—	778	778
Net income attributable to BOK Financial Corp. shareholders	$333,515	$25,399	$86,027	$705	$445,646

Average assets	$18,432,035	$8,303,263	$8,447,784	$(245,552)	$34,937,530

(18) Fees and Commissions Revenue

Fees and commissions revenue by reportable segment and primary service line is as follows for the year ended December 31, 2020.

	Commercial	Consumer	Wealth Management	Funds Management and Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$144,299	$—	$144,299	$144,299	$—
Customer hedging revenue	22,767	—	395	(413)	22,749	22,749	—
Retail brokerage revenue	—	—	15,690	—	15,690	—	15,690
Insurance brokerage revenue	—	—	12,702	—	12,702	—	12,702
Investment banking revenue	9,183	—	17,391	(181)	26,393	8,530	17,863
Brokerage and trading revenue	31,950	—	190,477	(594)	221,833	175,578	46,255
TransFund EFT network revenue	75,363	3,058	(56)	5	78,370	—	78,370
Merchant services revenue	9,172	60	—	—	9,232	—	9,232
Corporate card revenue	2,362	—	75	143	2,580	—	2,580
Transaction card revenue	86,897	3,118	19	148	90,182	—	90,182
Personal trust revenue	—	—	84,759	—	84,759	—	84,759
Corporate trust revenue	—	—	19,308	—	19,308	—	19,308
Institutional trust & retirement plan services revenue	—	—	46,253	—	46,253	—	46,253
Investment management services and other	—	—	17,290	(165)	17,125	—	17,125
Fiduciary and asset management revenue	—	—	167,610	(165)	167,445	—	167,445
Commercial account service charge revenue	44,489	1,654	2,282	(4)	48,421	—	48,421
Overdraft fee revenue	132	21,679	74	7	21,892	—	21,892
Check card revenue	—	21,355	—	—	21,355	—	21,355
Automated service charge and other deposit fee revenue	311	4,749	74	3	5,137	—	5,137
Deposit service charges and fees	44,932	49,437	2,430	6	96,805	—	96,805
Mortgage production revenue	—	125,848	—	—	125,848	125,848	—
Mortgage servicing revenue	—	58,249	—	(1,737)	56,512	56,512	—
Mortgage banking revenue	—	184,097	—	(1,737)	182,360	182,360	—
Other revenue	23,340	8,902	38,693	(19,240)	51,695	39,092	12,603
Total fees and commissions revenue	$187,119	$245,554	$399,229	$(21,582)	$810,320	$397,030	$413,290
1     Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.
2    In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the year ended December 31, 2019.

	Commercial	Consumer	Wealth Management	Funds Management and Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$88,558	$—	$88,558	$88,558	$—
Customer hedging revenue	8,422	—	9,667	852	18,941	18,941	—
Retail brokerage revenue	—	—	16,251	(115)	16,136	—	16,136
Insurance brokerage revenue	—	—	10,131	3,730	13,861	—	13,861
Investment banking revenue	10,136	—	12,194	—	22,330	8,678	13,652
Brokerage and trading revenue	18,558	—	136,801	4,467	159,826	116,177	43,649
TransFund EFT network revenue	73,479	3,924	(82)	3	77,324	—	77,324
Merchant services revenue	8,607	56	—	123	8,786	—	8,786
Corporate card revenue	1,072	—	32	2	1,106	—	1,106
Transaction card revenue	83,158	3,980	(50)	128	87,216	—	87,216
Personal trust revenue	—	—	81,763	—	81,763	—	81,763
Corporate trust revenue	—	—	24,635	—	24,635	—	24,635
Institutional trust & retirement plan services revenue	—	—	45,084	—	45,084	—	45,084
Investment management services and other	—	—	23,993	1,550	25,543	—	25,543
Fiduciary and asset management revenue	—	—	175,475	1,550	177,025	—	177,025
Commercial account service charge revenue	42,251	1,713	2,137	1,804	47,905	—	47,905
Overdraft fee revenue	313	35,134	138	(229)	35,356	—	35,356
Check card revenue	—	21,865	—	165	22,030	—	22,030
Automated service charge and other deposit fee revenue	823	6,155	168	48	7,194	—	7,194
Deposit service charges and fees	43,387	64,867	2,443	1,788	112,485	—	112,485
Mortgage production revenue	—	42,724	—	(4)	42,720	42,720	—
Mortgage servicing revenue	—	66,692	—	(1,871)	64,821	64,821	—
Mortgage banking revenue	—	109,416	—	(1,875)	107,541	107,541	—
Other revenue	23,564	9,733	26,664	(1,853)	58,108	39,428	18,680
Total fees and commissions revenue	$168,667	$187,996	$341,333	$4,205	$702,201	$263,146	$439,055
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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the year ended December 31, 2020 and 2019, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the year ended December 31, 2020 and 2019 are included in the summary of changes in recurring fair values measured using unobservable inputs.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at December 31, 2020 and 2019.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities that are measured on a recurring basis is as follows as of December 31, 2020 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. government securities	$9,183	$4,999	$4,184	$—
Residential agency mortgage-backed securities	4,669,148	—	4,669,148	—
Municipal securities	19,172	—	19,172	—
Other trading securities	10,472	—	10,472	—
Total trading securities	4,707,975	4,999	4,702,976	—
Available for sale securities:
U.S. Treasury	508	508	—	—
Municipal securities	167,979	—	167,979	—
Residential agency mortgage-backed securities	9,340,471	—	9,340,471	—
Residential non-agency mortgage-backed securities	32,770	—	32,770	—
Commercial agency mortgage-backed securities	3,508,465	—	3,508,465	—
Other debt securities	472	—	—	472
Total available for sale securities	13,050,665	508	13,049,685	472
Fair value option securities — Residential agency mortgage-backed securities	114,982	—	114,982	—
Residential mortgage loans held for sale[1]	252,316	—	245,299	7,017
Mortgage servicing rights, net[2]	101,172	—	—	101,172
Derivative contracts, net of cash margin[3]	810,688	10,780	799,908	—
Liabilities:
Derivative contracts, net of cash margin[3]	405,779	—	405,779	—
1Residential mortgage loans held for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards and are valued at 94.57% of the unpaid principal balance.
2A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 7, Mortgage Banking Activities.
3See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts in asset positions that were valued based on quoted prices in active markets for identical instruments (Level 1) are primarily exchange-traded interest rate derivative contracts. Derivative contracts in liability positions that were valued using quoted prices in active markets for identical instruments are exchange-traded interest rate, energy and agricultural derivative contracts, fully offset by cash margin.

The fair value of financial assets and liabilities that are measured on a recurring basis is as follows as of December 31, 2019 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. government securities	$44,264	$—	$44,264	$—
Residential agency mortgage-backed securities	1,504,651	—	1,504,651	—
Municipal securities	26,196	—	26,196	—
Asset-backed securities	14,084	—	14,084	—
Other trading securities	34,726	—	34,726	—
Total trading securities	1,623,921	—	1,623,921	—
Available for sale securities:
U.S. Treasury	1,600	1,600	—	—
Municipal securities	1,861	—	1,861	—
Residential agency mortgage-backed securities	8,046,096	—	8,046,096	—
Residential non-agency mortgage-backed securities	41,609	—	41,609	—
Commercial agency mortgage-backed securities	3,178,005	—	3,178,005	—
Other debt securities	472	—	—	472
Total available for sale securities	11,269,643	1,600	11,267,571	472
Fair value option securities:
U.S. Treasury	9,917	9,917	—	—
Residential agency mortgage-backed securities	1,088,660	—	1,088,660	—
Total fair value option securities	1,098,577	9,917	1,088,660	—
Residential mortgage loans held for sale[1]	182,271	—	173,958	8,313
Mortgage servicing rights, net[2]	201,886	—	—	201,886
Derivative contracts, net of cash margin[3]	323,375	8,944	314,431	—
Liabilities:
Derivative contracts, net of cash margin[3]	251,128	—	251,128	—
1Residential mortgage loans held for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards and are valued at 95.23% of the unpaid principal balance.
2A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 7, Mortgage Banking Activities.
3See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts based on quoted prices in active markets for identical instruments (Level 1) are exchange-traded interest rate and energy derivative contracts, net of cash margin. Derivative contracts in liability positions that were valued using quoted prices in active markets for identical instruments (Level 1) are exchange-traded interest rate and agricultural contracts, fully offset by cash margin.

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis and related losses recorded during the year. The carrying value represents only those assets with the balance sheet date for which the fair value was adjusted during the year:

	Carrying Value at December 31, 2020			Fair Value Adjustments for the Year Ended December 31, 2020 Recognized In:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses (gains) and expenses of repossessed assets, net
Nonaccrual loans	$—	$801	$20,423	$39,299	$—
Real estate and other repossessed assets	—	18,188	2,842	—	(4,602)

	Carrying Value at December 31, 2019			Fair Value Adjustments for the Year Ended December 31, 2019 Recognized In:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses (gains) and expenses of repossessed assets, net
Nonaccrual loans	$—	$41	$55,665	$31,305	$—
Real estate and other repossessed assets	—	5,986	1,551	—	(461)

The fair value of collateral-dependent nonaccruing loans and real estate and other repossessed assets and the related fair value adjustments are generally based on unadjusted third-party appraisals. Our appraisal review policies require appraised values to be supported by observed inputs derived principally from or corroborated by observable market data. Appraisals that are not based on observable inputs or that require significant adjustments or fair value measurements that are not based on third-party appraisals are considered to be based on significant unobservable inputs. Non-recurring fair value measurements of collateral-dependent nonaccruing loans and real estate and other repossessed assets based on significant unobservable inputs are generally due to estimates of current fair values between appraisal dates. Significant unobservable inputs include listing prices for comparable assets, uncorroborated expert opinions or management's knowledge of the collateral or industry. Non-recurring fair value measurements of collateral dependent loans secured by mineral rights are generally determined by our internal staff of engineers on projected cash flows under current market conditions and are based on significant unobservable inputs. Projected cash flows are discounted according to risk characteristics of the underlying oil and gas properties. Assets are evaluated to demonstrate with reasonable certainty that crude oil, natural gas and natural gas liquids can be recovered from known oil and gas reservoirs under existing economic and operating conditions at current prices with existing conventional equipment, operating methods and costs. Significant unobservable inputs are developed by asset management and workout professionals and approved by senior Credit Administration executives.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of December 31, 2020 follows (in thousands):

Quantitative Information about Level 3 Non-recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)	Significant Unobservable Input	Range (Weighted Average)
Nonaccrual loans	$20,423	Discounted cash flows	Management knowledge of industry and non-real estate collateral including but not limited to recoverable oil & gas reserves, forward looking commodity prices, and estimated operating costs	1% - 91% (23%)[1]
Real estate and other repossessed assets	2,842	Discounted cash flows	Management knowledge of industry and non-real estate collateral including but not limited to recoverable oil & gas reserves, forward looking commodity prices, and estimated operating costs	N/A
1    Represents fair value as a percentage of the unpaid principal balance.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of December 31, 2019 follows (in thousands):

Quantitative Information about Level 3 Non-recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)	Significant Unobservable Input	Range (Weighted Average)
Nonaccrual loans	$55,665	Discounted cash flows	Management knowledge of industry and non-real estate collateral including but not limited to recoverable oil & gas reserves, forward looking commodity prices, and estimated operating costs	4% - 94% (55%)[1]
Real estate and other repossessed assets	1,551	Discounted cash flows	Marketability adjustments off appraised value[2]	74% - 86% (84%)
1    Represents fair value as a percentage of the unpaid principal balance.
2 Marketability adjustments include consideration of estimated costs to sell which is approximately 10% of the fair value.

The fair value of pension plan assets was approximately $38 million at December 31, 2020 and $36 million at December 31, 2019, determined by significant other observable inputs. Fair value adjustments of pension plan assets along with changes in the projected benefit obligation are recognized in other comprehensive income.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring (dollars in thousands):

	December 31, 2020
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$798,757	$798,757	$798,757	$—	$—
Interest-bearing cash and cash equivalents	381,816	381,816	381,816	—	—
Trading securities:
U.S. government securities	9,183	9,183	4,999	4,184	—
Residential agency mortgage-backed securities	4,669,148	4,669,148	—	4,669,148	—
Municipal securities	19,172	19,172	—	19,172	—
Other trading securities	10,472	10,472	—	10,472	—
Total trading securities	4,707,975	4,707,975	4,999	4,702,976	—
Investment securities:
Municipal securities	229,245	255,270	—	69,404	185,866
Residential agency mortgage-backed securities	8,913	9,790	—	9,790	—
Other debt securities	7,373	7,371	—	7,371	—
Total investment securities	245,531	272,431	—	86,565	185,866
Allowance for credit losses	(688)	—	—	—	—
Investment securities, net of allowance	244,843	272,431	—	86,565	185,866
Available for sale securities:
U.S. Treasury	508	508	508	—	—
Municipal securities	167,979	167,979	—	167,979	—
Residential agency mortgage-backed securities	9,340,471	9,340,471	—	9,340,471	—
Residential non-agency mortgage-backed securities	32,770	32,770	—	32,770	—
Commercial agency mortgage-backed securities	3,508,465	3,508,465	—	3,508,465	—
Other debt securities	472	472	—	—	472
Total available for sale securities	13,050,665	13,050,665	508	13,049,685	472
Fair value option securities — Residential agency mortgage-backed securities	114,982	114,982	—	114,982	—
Residential mortgage loans held for sale	252,316	252,316	—	245,299	7,017
Loans:
Commercial	13,077,535	13,003,383	—	—	13,003,383
Commercial real estate	4,698,538	4,649,763	—	—	4,649,763
Paycheck protection program	1,682,310	1,669,461	—	—	1,669,461
Loans to individuals	3,549,137	3,563,199	—	—	3,563,199
Total loans	23,007,520	22,885,806	—	—	22,885,806
Allowance for loan losses	(388,640)	—	—	—	—
Loans, net of allowance	22,618,880	22,885,806	—	—	22,885,806
Mortgage servicing rights	101,172	101,172	—	—	101,172
Derivative instruments with positive fair value, net of cash margin	810,688	810,688	10,780	799,908	—
Deposits with no stated maturity	34,176,752	34,176,752	—	—	34,176,752
Time deposits	1,967,128	1,976,936	—	—	1,976,936
Other borrowed funds	3,545,356	3,542,489	—	—	3,542,489
Subordinated debentures	276,005	269,544	—	269,544	—
Derivative instruments with negative fair value, net of cash margin	405,779	405,779	—	405,779	—

	December 31, 2019
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$735,836	$735,836	$735,836	$—	$—
Interest-bearing cash and cash equivalents	522,985	522,985	522,985	—	—
Trading securities:
U.S. government securities	44,264	44,264	—	44,264	—
Residential agency mortgage-backed securities	1,504,651	1,504,651	—	1,504,651	—
Municipal securities	26,196	26,196	—	26,196	—
Asset-backed securities	14,084	14,084	—	14,084	—
Other trading securities	34,726	34,726	—	34,726	—
Total trading securities	1,623,921	1,623,921	—	1,623,921	—
Investment securities:
Municipal securities	274,535	295,032	—	96,897	198,135
Residential agency mortgage-backed securities	10,676	11,164	—	11,164	—
Other debt securities	8,207	8,206	—	8,206	—
Total investment securities	293,418	314,402	—	116,267	198,135
Available for sale securities:
U.S. Treasury securities	1,600	1,600	1,600	—	—
Municipal securities	1,861	1,861	—	1,861	—
Residential agency mortgage-backed securities	8,046,096	8,046,096	—	8,046,096	—
Residential non-agency mortgage-backed securities	41,609	41,609	—	41,609	—
Commercial agency mortgage-backed securities	3,178,005	3,178,005	—	3,178,005	—
Other debt securities	472	472	—	—	472
Total available for sale securities	11,269,643	11,269,643	1,600	11,267,571	472
Fair value option securities:
U.S. Treasury	9,917	9,917	9,917	—	—
Residential agency mortgage-backed securities	1,088,660	1,088,660	—	1,088,660	—
Total fair value option securities	1,098,577	1,098,577	9,917	1,088,660	—
Residential mortgage loans held for sale	182,271	182,271	—	173,958	8,313
Loans:
Commercial	14,031,650	13,966,221	—	—	13,966,221
Commercial real estate	4,433,783	4,422,717	—	—	4,422,717
Residential mortgage	2,084,172	2,098,093	—	—	2,098,093
Personal	1,201,382	1,202,298	—	—	1,202,298
Total loans	21,750,987	21,689,329	—	—	21,689,329
Allowance for loan losses	(210,759)	—	—	—	—
Loans, net of allowance	21,540,228	21,689,329	—	—	21,689,329
Mortgage servicing rights	201,886	201,886	—	—	201,886
Derivative instruments with positive fair value, net of cash margin	323,375	323,375	8,944	314,431	—
Deposits with no stated maturity	25,403,319	25,403,319	—	—	25,403,319
Time deposits	2,217,849	2,212,467	—	—	2,212,467
Other borrowed funds	8,345,405	8,315,860	—	—	8,315,860
Subordinated debentures	275,923	284,627	—	284,627	—
Derivative instruments with negative fair value, net of cash margin	251,128	251,128	—	251,128	—

Because no market exists for certain of these financial instruments and management does not intend to sell these financial instruments, the fair values shown in the tables above may not represent values at which the respective financial instruments could be sold individually or in the aggregate at the given reporting date.

Fair Value Election

As more fully disclosed in Note 2 and Note 7 to the Consolidated Financial Statements, the Company has elected to carry all securities held as economic hedges against changes in the fair value of mortgage servicing rights and all residential mortgage loans originated for sale at fair value. Changes in the fair value of these financial instruments are recognized in earnings.

(20) Parent Company Only Financial Statements

Summarized financial information for BOK Financial – Parent Company Only follows:

Balance Sheets
(In thousands)

	December 31,
	2020	2019
Assets
Cash and cash equivalents	$183,805	$214,779
Loan to bank subsidiary	65,204	65,220
Investment in bank subsidiaries	5,079,336	4,602,977
Investment in non-bank subsidiaries	195,768	216,542
Other assets	24,338	38,082
Total assets	$5,548,451	$5,137,600

Liabilities and Shareholders’ Equity
Liabilities:
Other liabilities	$6,180	$5,882
Subordinated debentures	276,005	275,923
Total liabilities	282,185	281,805
Shareholders’ equity:
Common stock	5	5
Capital surplus	1,368,062	1,350,995
Retained earnings	3,973,675	3,729,778
Treasury stock	(411,344)	(329,906)
Accumulated other comprehensive income	335,868	104,923
Total shareholders’ equity	5,266,266	4,855,795
Total liabilities and shareholders’ equity	$5,548,451	$5,137,600

Statements of Earnings
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Dividends, interest and fees received from bank subsidiaries	$179,140	$344,007	$426,071
Dividends, interest and fees received from non-bank subsidiaries	25,050	9,325	12,800
Other revenue	907	1,036	954
Total revenue	205,097	354,368	439,825
Interest expense	13,944	15,113	9,827
Other operating expense	2,697	2,352	12,110
Total expense	16,641	17,465	21,937
Net income before taxes, other losses, net, and equity in undistributed income of subsidiaries	188,456	336,903	417,888
Other gains (losses), net	1,465	3,310	(3,921)
Net income before taxes and equity in undistributed income of subsidiaries	189,921	340,213	413,967
Federal and state income taxes	(4,502)	(4,516)	(7,078)
Net income before equity in undistributed income of subsidiaries	194,423	344,729	421,045
Equity in undistributed income of bank subsidiaries	276,217	166,797	37,515
Equity in undistributed income of non-bank subsidiaries	(35,610)	(10,768)	(12,914)
Net income attributable to BOK Financial Corp. shareholders	$435,030	$500,758	$445,646

Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities:
Net income	$435,030	$500,758	$445,646
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of bank subsidiaries	(276,217)	(166,797)	(37,515)
Equity in undistributed income of non-bank subsidiaries	35,610	10,768	12,914
Change in other assets	13,760	(5,075)	(1,072)
Change in other liabilities	850	855	(13,434)
Net cash provided by operating activities	209,033	340,509	406,539
Cash Flows From Investing Activities:
Investment in subsidiaries	(14,807)	(19,837)	(31,901)
Acquisitions, net of cash acquired	—	—	(232,680)
Net cash used in investing activities	(14,807)	(19,837)	(264,581)
Cash Flows From Financing Activities:
Issuance of common and treasury stock, net	(4,933)	(7)	(88)
Dividends paid	(144,437)	(143,496)	(127,188)
Repurchase of common stock	(75,830)	(129,483)	(53,465)
Net cash used in financing activities	(225,200)	(272,986)	(180,741)
Net increase (decrease) in cash and cash equivalents	(30,974)	47,686	(38,783)
Cash and cash equivalents at beginning of period	214,779	167,093	205,876
Cash and cash equivalents at end of period	$183,805	$214,779	$167,093
Cash paid for interest	$14,064	$15,099	$11,457
(21) Subsequent Events

The Company evaluated events from the date of the Consolidated Financial Statements on December 31, 2020 through the issuance of those consolidated financial statements included in this Annual Report on Form 10-K. No events were identified requiring recognition in and/or disclosure in the Consolidated Financial Statements.

(This page has been left blank intentionally.)

Annual Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(Dollars in Thousands, Except Per Share Data)	Year Ended
	December 31, 2020
	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$634,401	$2,830	0.45%
Trading securities	3,078,075	67,942	2.75%
Investment securities	265,455	12,760	4.81%
Available for sale securities	12,420,678	261,404	2.21%
Fair value option securities	769,760	18,475	2.39%
Restricted equity securities	281,594	10,963	3.89%
Residential mortgage loans held for sale	215,296	6,397	3.05%
Loans	23,402,195	898,445	3.84%
Allowance for loan losses	(368,820)
Loans, net of allowance	23,033,375	898,445	3.90%
Total earning assets	40,698,634	1,279,216	3.24%
Receivable on unsettled securities sales	3,329,727
Cash and other assets	4,676,029
Total assets	$48,704,390

Liabilities and equity
Interest-bearing deposits:
Transaction	$18,676,146	$60,424	0.32%
Savings	666,549	385	0.06%
Time	2,220,749	29,187	1.31%
Total interest-bearing deposits	21,563,444	89,996	0.42%
Funds purchased and repurchase agreements	3,635,541	15,605	0.43%
Other borrowings	4,659,453	41,011	0.88%
Subordinated debentures	275,965	13,944	5.05%
Total interest-bearing liabilities	30,134,403	160,556	0.53%
Non-interest bearing demand deposits	11,201,554
Due on unsettled securities purchases	1,081,674
Other liabilities	1,193,445
Total equity	5,093,314
Total liabilities and equity	$48,704,390

Tax-equivalent Net Interest Revenue		$1,118,660	2.71%
Tax-equivalent Net Interest Revenue to Earning Assets			2.83%
Less tax-equivalent adjustment		10,216
Net Interest Revenue		1,108,444
Provision for credit losses		222,592
Other operating revenue		843,949
Other operating expense		1,165,937
Net income before taxes		563,864
Federal and state income taxes		128,793
Net income		435,071
Net income attributable to non-controlling interests		41
Net income attributable to BOK Financial Corporation shareholders		$435,030
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$6.19
Diluted		$6.19
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

Annual Financial Summary – Unaudited (continued)
Consolidated Daily Average Balances, Average Yields and Rates

(Dollars in Thousands, Except Per Share Data)	Year Ended
	December 31, 2019			December 31, 2018
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$536,853	$12,214	2.28%	$1,240,600	$22,333	1.80%
Trading securities	1,772,660	61,960	3.55%	1,530,400	57,948	3.84%
Investment securities	319,451	14,417	4.51%	395,895	15,848	4.00%
Available for sale securities	10,108,409	254,101	2.58%	8,309,355	197,472	2.35%
Fair value option securities	1,145,800	32,936	2.95%	464,160	15,205	3.18%
Restricted equity securities	441,756	26,860	6.08%	347,447	21,555	6.20%
Residential mortgage loans held for sale	186,207	7,105	3.82%	201,218	8,123	4.07%
Loans	22,106,979	1,134,037	5.13%	18,709,433	898,896	4.80%
Allowance for loan losses	(204,679)			(218,840)
Loans, net of allowance	21,902,300	1,134,037	5.18%	18,490,593	898,896	4.86%
Total earning assets	36,413,436	1,543,630	4.27%	30,979,668	1,237,380	3.98%
Receivable on unsettled securities sales	1,597,098			795,723
Cash and other assets	4,083,813			3,162,139
Total assets	$42,094,347			$34,937,530

Liabilities and equity
Interest-bearing deposits:
Transaction	$13,072,914	$132,854	1.02%	$10,581,732	$65,859	0.62%
Savings	553,057	677	0.12%	503,597	439	0.09%
Time	2,215,405	42,007	1.90%	2,133,427	29,219	1.37%
Total interest-bearing deposits	15,841,376	175,538	1.11%	13,218,756	95,517	0.72%
Funds purchased and repurchase agreements	2,838,161	53,003	1.87%	883,904	9,207	1.04%
Other borrowings	7,147,356	175,425	2.45%	6,236,441	129,008	2.07%
Subordinated debentures	276,075	15,113	5.47%	177,884	9,827	5.52%
Total interest-bearing liabilities	26,102,968	419,079	1.61%	20,516,985	243,559	1.19%
Non-interest bearing demand deposits	9,809,905			9,590,455
Due on unsettled securities purchases	702,450			531,071
Other liabilities	801,474			559,802
Total equity	4,677,550			3,739,217
Total liabilities and equity	$42,094,347			$34,937,530

Tax-equivalent Net Interest Revenue		$1,124,551	2.66%		$993,821	2.79%
Tax-equivalent Net Interest Revenue to Earning Assets			3.11%			3.20%
Less tax-equivalent adjustment		11,672			8,954
Net Interest Revenue		1,112,879			984,867
Provision for credit losses		44,000			8,000
Other operating revenue		694,370			616,784
Other operating expense		1,132,381			1,028,166
Net income before taxes		630,868			565,485
Federal and state income taxes		130,183			119,061
Net income		500,685			446,424
Net income attributable to non-controlling interests		(73)			778
Net income attributable to BOK Financial Corporation shareholders		$500,758			$445,646
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$7.03			$6.63
Diluted		$7.03			$6.63

Quarterly Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Three Months Ended
	December 31, 2020			September 30, 2020
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$643,926	$158	0.10%	$553,070	$167	0.12%
Trading securities	6,888,189	35,848	2.02%	1,834,160	8,766	1.92%
Investment securities	251,863	3,071	4.88%	258,965	3,141	4.85%
Available for sale securities	12,949,702	60,885	1.98%	12,580,850	62,433	2.11%
Fair value option securities	122,329	671	2.27%	387,784	1,986	1.92%
Restricted equity securities	280,428	2,276	3.25%	144,415	913	2.53%
Residential mortgage loans held for sale	229,631	1,549	2.75%	213,125	1,585	3.01%
Loans	23,447,518	216,976	3.68%	24,110,463	218,125	3.60%
Allowance for loan losses	(414,225)			(441,831)
Loans, net of allowance	23,033,293	216,976	3.75%	23,668,632	218,125	3.67%
Total earning assets	44,399,361	321,434	2.92%	39,641,001	297,116	3.04%
Receivable on unsettled securities sales	1,094,198			4,563,301
Cash and other assets	4,893,605			4,727,453
Total assets	$50,387,164			$48,931,755
Liabilities and equity
Interest-bearing deposits:
Transaction	$20,718,390	$7,047	0.14%	$19,752,106	$8,199	0.17%
Savings	737,360	87	0.05%	707,121	88	0.05%
Time	1,930,808	4,300	0.89%	2,251,012	6,371	1.13%
Total interest-bearing deposits	23,386,558	11,434	0.19%	22,710,239	14,658	0.26%
Funds purchased and repurchase agreements	2,153,254	1,526	0.28%	2,782,150	1,199	0.17%
Other borrowings	5,193,656	5,453	0.42%	3,382,688	3,657	0.43%
Subordinated debentures	275,998	3,377	4.87%	275,980	3,395	4.89%
Total interest-bearing liabilities	31,009,466	21,790	0.28%	29,151,057	22,909	0.31%
Non-interest bearing demand deposits	12,136,071			11,929,694
Due on unsettled securities purchases	957,642			1,516,880
Other liabilities	1,055,623			1,171,064
Total equity	5,228,362			5,163,060
Total liabilities and equity	$50,387,164			$48,931,755
Tax-equivalent Net Interest Revenue		$299,644	2.64%		$274,207	2.73%
Tax-equivalent Net Interest Revenue to Earning Assets			2.72%			2.81%
Less tax-equivalent adjustment		2,414			2,457
Net Interest Revenue		297,230			271,750
Provision for credit losses		(6,500)			—
Other operating revenue		196,778			234,159
Other operating expense		300,661			301,265
Net income before taxes		199,847			204,644
Federal and state income taxes		45,138			50,552
Net income		154,709			154,092
Net income attributable to non-controlling interests		485			58
Net income attributable to BOK Financial Corp. shareholders		$154,224			$154,034
Earnings Per Average Common Share Equivalent:
Basic		$2.21			$2.19
Diluted		$2.21			$2.19
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

Quarterly Financial Summary – Unaudited (continued)
Consolidated Daily Average Balances, Average Yields and Rates

Three Months Ended
June 30, 2020			March 31, 2020			December 31, 2019
Average Balance	Revenue /Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate

$619,737	$112	0.07%	$721,659	$2,393	1.33%	$573,203	$2,335	1.62%
1,871,647	11,473	2.46%	1,690,104	11,855	2.89%	1,672,426	13,015	3.19%
268,947	3,210	4.77%	282,265	3,338	4.73%	298,567	3,500	4.69%
12,480,065	68,358	2.29%	11,664,521	69,728	2.48%	11,333,524	69,692	2.52%
786,757	4,110	2.00%	1,793,480	11,708	2.67%	1,521,528	9,488	2.62%
273,922	1,880	2.75%	429,133	5,894	5.49%	479,687	6,441	5.37%
288,588	2,140	3.10%	129,708	1,123	3.50%	203,535	1,797	3.55%
24,099,492	217,731	3.63%	21,943,023	245,613	4.50%	22,236,000	266,315	4.75%
(367,583)			(250,338)			(205,417)
23,731,909	217,731	3.69%	21,692,685	245,613	4.55%	22,030,583	266,315	4.80%
40,321,572	309,014	3.12%	38,403,555	351,652	3.73%	38,113,053	372,583	3.93%
4,626,307			3,046,111			1,973,604
4,809,152			4,270,952			4,126,697
$49,757,031			$45,720,618			$44,213,354

$18,040,170	$9,321	0.21%	$16,159,654	$35,857	0.89%	$14,685,385	$36,897	1.00%
656,669	84	0.05%	563,821	126	0.09%	554,605	154	0.11%
2,464,793	8,340	1.36%	2,239,234	10,176	1.83%	2,247,717	10,970	1.94%
21,161,632	17,745	0.34%	18,962,709	46,159	0.98%	17,487,707	48,021	1.09%
5,816,484	2,042	0.14%	3,815,941	10,838	1.14%	4,120,610	16,212	1.56%
3,527,303	4,954	0.56%	6,542,325	26,947	1.66%	6,247,194	31,621	2.01%
275,949	3,539	5.16%	275,932	3,633	5.30%	275,916	3,754	5.40%
30,781,368	28,280	0.37%	29,596,907	87,577	1.19%	28,131,427	99,608	1.40%
11,489,322			9,232,859			9,612,533
887,973			960,780			784,174
1,526,754			1,022,106			837,732
5,071,614			4,907,966			4,847,488
$49,757,031			$45,720,618			$44,213,354
	$280,734	2.75%		$264,075	2.54%		$272,975	2.53%
		2.83%			2.80%			2.88%
	2,630			2,715			2,726
	278,104			261,360			270,249
	135,321			93,771			19,000
	232,693			180,319			178,585
	295,387			268,624			288,795
	80,089			79,284			141,039
	15,803			17,300			30,257
	64,286			61,984			110,782
	(407)			(95)			430
	$64,693			$62,079			$110,352

	$0.92			$0.88			$1.56
	$0.92			$0.88			$1.56

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
ITEM 9B.  OTHER INFORMATION

None.
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the headings “Election of Directors,” “Executive Officers, “Insider Reporting,” “Director Nominations,” and “Report of the Audit Committee” in BOK Financial's 2021 Annual Proxy Statement is incorporated herein by reference.

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

There are no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors since the Company's 2020 Annual Proxy Statement to Shareholders.
ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the heading “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation", “Compensation Committee Report,” “Executive Compensation Tables,” and “Director Compensation” in BOK Financial's 2021 Annual Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” in BOK Financial's 2021 Annual Proxy Statement is incorporated herein by reference.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding related parties is set forth in Note 13 of the Company's Notes to Consolidated Financial Statements, which appears elsewhere herein. Additionally, the information set forth under the headings “Certain Transactions,” “Director Independence” and “Related Party Transaction Review and Approval Process” in BOK Financial's 2021 Annual Proxy Statement is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the heading “Principal Accountant Fees and Services” in BOK Financial's 2021 Annual Proxy Statement is incorporated herein by reference.
PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)    Financial Statements

The following financial statements of BOK Financial Corporation are filed as part of this Form 10-K in Item 8:

Consolidated Statements of Earnings for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
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

BOK FINANCIAL CORPORATION

DATE: February 24, 2021                                                  BY:  /s/ George B. Kaiser
George B. Kaiser
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 24, 2021, by the following persons on behalf of the registrant and in the capacities indicated.

OFFICERS

/s/ George B. Kaiser	/s/ Steven G. Bradshaw
George B. Kaiser Chairman of the Board of Directors	Steven G. Bradshaw Director, President and Chief Executive Officer
/s/ Steven E. Nell	/s/ John C. Morrow
Steven E. Nell Director, Executive Vice President and Chief Financial Officer	John C. Morrow Senior Vice President and Chief Accounting Officer

DIRECTORS

/s/ Alan S. Armstrong	/s/ Douglas D. Hawthorne
Alan S. Armstrong	Douglas D. Hawthorne
/s/ C. Frederick Ball, Jr.	/s/ Kimberley D. Henry
C. Frederick Ball, Jr.	Kimberley D. Henry
/s/ Steve Bangert	/s/ E. Carey Joullian, IV
Steve Bangert	E. Carey Joullian, IV
/s/ Peter C. Boylan III
Peter C. Boylan III	Stanley A. Lybarger
/s/ Chester E. Cadieux, III	/s/ Steven J. Malcolm
Chester E. Cadieux, III	Steven J. Malcolm
/s/ John W. Coffey	/s/ Emmet C. Richards
John W. Coffey	Emmet C. Richards
/s/ Joseph W. Craft, III	/s/ Claudia San Pedro
Joseph W. Craft, III	Claudia San Pedro
/s/ Jack E. Finley	/s/ Michael C. Turpen
Jack E. Finley	Michael C. Turpen
/s/ Rose M. Washington
David F. Griffin	Rose M. Washington
/s/ V. Burns Hargis
V. Burns Hargis