Form 10-Q
period 2021-03-31
BOK FINANCIAL CORP
filed 2021-05-05
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 69,557,873 shares of common stock ($.00006 par value) as of March 31, 2021.

BOK Financial Corporation
Form 10-Q
Quarter Ended March 31, 2021

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Performance Summary

BOK Financial Corporation (“the Company”) reported net income of $146.1 million or $2.10 per diluted share for the first quarter of 2021. Net income was $62.1 million or $0.88 per diluted share for the first quarter of 2020 and $154.2 million or $2.21 per diluted share for the fourth quarter of 2020. Forecasts for improving macroeconomic factors as the pace of COVID-19 vaccinations accelerates and energy prices stabilize resulted in a negative provision for expected credit losses of $25.0 million and $6.5 million in the first quarter of 2021 and fourth quarter of 2020, respectively. A provision for expected credit losses of $93.8 million was recorded in the first quarter of 2020.

Pre-provision net revenue ("PPNR"), a non-GAAP measure, was $163.4 million for the first quarter of 2021, $173.2 million for the first quarter of 2020, and $192.9 million for the fourth quarter of 2020. The decrease in PPNR for the first quarter of 2021 compared to the previous periods was due to lower combined net interest revenue and fees and commission revenue. This was largely driven by a shift in average earning assets from loans to trading securities, narrowing net interest margin, and compressed margins on mortgage loans and mortgage-backed trading assets.

Highlights of the first quarter of 2021 included:

•Net interest revenue totaled $280.4 million, an increase of $19.1 million over the first quarter of 2020. Average earning assets were $44.2 billion for the first quarter of 2021 compared to $38.4 billion for the first quarter of 2020, largely driven by growth in trading securities. Net interest margin was 2.62 percent for the first quarter of 2021 compared to 2.80 percent for the first quarter of 2020. The Federal Reserve reduced the federal funds rate to near zero in March 2020. Other short-term market interest rates followed, reducing the yield on floating-rate assets by more than the amount by which funding costs could be reduced, compressing the margin. Net interest revenue decreased $16.8 million compared to the fourth quarter of 2020. Net interest margin decreased 10 basis points.
•Fees and commissions revenue totaled $162.2 million, a decrease of $30.6 million compared to the first quarter of 2020. Brokerage and trading revenue decreased $30.0 million, largely due to a shift from trading revenue to net interest revenue on trading securities. Fees and commissions revenue decreased $18.9 million compared to the fourth quarter of 2020, including a $15.4 million reduction in trading revenue due to lower volumes and margin compression.
•Other operating expense totaled $282.6 million, an increase of $14.0 million over the first quarter of 2020. Personnel expense increased $16.8 million due to growth in incentive compensation expense and deferred compensation costs. Non-personnel expense decreased $2.8 million compared to the first quarter of 2020. A gain on the sale of repossessed oil and gas assets and lower business promotion costs were largely offset by an increase in charitable contributions, data processing and mortgage banking expenses. Operating expense decreased $18.0 million compared to the fourth quarter of 2020. Personnel expense decreased $3.2 million, primarily due to lower incentive compensation costs, partially offset by a seasonal increase in employee benefits expense. Non-personnel expense decreased $14.8 million compared to the fourth quarter of 2020, primarily due to the $14.1 million gain on the sale of repossessed oil and gas assets.
•Period-end outstanding loan balances totaled $22.5 billion at March 31, 2021, a decrease of $474 million compared to December 31, 2020, largely due to paydowns of energy loans and commercial real estate loans. Loans originated as part of the Small Business Administration's Paycheck Protection Program ("PPP") increased $166 million to $1.8 billion. Average loan balances decreased $691 million to $22.8 billion compared to December 31, 2020.
•The allowance for loan losses totaled $352 million or 1.70 percent of outstanding loans, excluding PPP loans, at March 31, 2021. The allowance for loan losses was $389 million or 1.82 percent of outstanding loans, excluding PPP loans, at December 31, 2020.
•Nonperforming assets not guaranteed by U.S. government agencies decreased $39 million compared to December 31, 2020. Potential problem loans decreased $55 million while other loans especially mentioned decreased $90 million. Net charge-offs were $14.5 million or 0.28 percent of average loans on an annualized basis for the first quarter of 2021, excluding PPP loans. Net charge-offs were 0.31 percent of average loans, excluding PPP loans, over the last four quarters. Net charge-offs were $16.7 million or 0.31 percent of average loans on an annualized basis for the fourth quarter of 2020, excluding PPP loans.

•Period-end deposits were $37.9 billion at March 31, 2021, a $1.7 billion increase compared to December 31, 2020, largely due to growth in commercial balances. Average deposits increased $1.0 billion, including a $715 million increase in interest-bearing transaction deposits. Clients across all of our business segments continued to maintain higher deposit balances during this period of economic uncertainty, supplemented by inflows from government stimulus.
•The common equity Tier 1 capital ratio at March 31, 2021 was 12.14 percent. Other regulatory capital ratios were Tier 1 capital ratio, 12.21 percent, total capital ratio, 13.98 percent, and leverage ratio, 8.42 percent. At December 31, 2020, the common equity Tier 1 capital ratio was 11.95 percent, the Tier 1 capital ratio was 11.95 percent, total capital ratio was 13.82 percent, and leverage ratio was 8.28 percent.
•The Company repurchased 260,000 shares of common stock at an average price of $77.20 per share in the first quarter of 2021 and 665,100 shares at an average price of $63.82 in the fourth quarter of 2020. We view share buybacks opportunistically but within the context of maintaining our strong capital position.
•The Company paid a regular cash dividend of $36.0 million or $0.52 per common share during the first quarter of 2021. On May 4, 2021, the board of directors approved a quarterly cash dividend of $0.52 per common share payable on or about May 27, 2021 to shareholders of record as of May 17, 2021.

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

Tax-equivalent net interest revenue totaled $282.7 million for the first quarter of 2021 and $264.1 million in the first quarter of 2020. Net interest revenue decreased $20.7 million due to changes in interest rates and increased $39.3 million from growth in earning assets, largely due to the increase in trading securities balances. Table 1 shows the effect on net interest revenue from changes in average balances and interest rates for various types of earning assets and interest-bearing liabilities.

Net interest margin was 2.62 percent for the first quarter of 2021, compared to 2.80 percent for the first quarter of 2020. In response to the anticipated impact to the economy from the COVID-19 pandemic, the Federal Reserve reduced the federal funds rate to near zero in March, 2020. Other short-term market interest rates followed, reducing the yield on floating-rate assets by more than the amount by which funding costs could be reduced, compressing the margin. The tax-equivalent yield on earning assets was 2.78 percent, a decrease of 95 basis points compared to the first quarter of 2020. Loan yields decreased 95 basis points to 3.55 percent, largely due to the decrease in short-term interest rates partially offset by the addition of PPP loan fees. PPP loan fees of $11.2 million were recognized in the first quarter of 2021 and $34.2 million remains to be recognized in future periods. The available for sale securities portfolio yield decreased 64 basis points to 1.84 percent as principal cash flows received from maturities of the available for sale securities portfolio continue to be reinvested at lower rates. Cash flows received from these securities are currently being reinvested at 95-105 basis points. The yield on trading securities decreased 83 basis points to 2.06 percent.

Funding costs decreased 95 basis points compared to the first quarter of 2020. The cost of other borrowed funds decreased 117 basis points and the cost of interest-bearing deposits decreased 81 basis points. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 8 basis points for the first quarter of 2021, a decrease of 18 basis points compared to the first quarter of 2020.
Average earning assets for the first quarter of 2021 increased $5.8 billion or 15 percent over the first quarter of 2020, largely due to an increase in our trading of U.S. government issued mortgage-backed securities, the expansion of the available for sale securities portfolio, and PPP loans. Average trading securities increased $5.3 billion.The average balance of available for sale securities, which consists largely of residential and commercial mortgage-backed securities guaranteed by U.S. government agencies, increased $1.8 billion. We purchase securities to supplement earnings and to manage interest rate risk. Average loans, net of allowance for loan losses, increased $682 million, largely due to the inflow of PPP loans, partially offset by purposeful deleveraging by our customers as borrowers continue to pay down during this time of economic uncertainty. Fair vale option securities that we hold as an economic hedge against changes in the fair value of mortgage servicing rights decreased $1.7 billion.

Average deposits increased $8.3 billion compared to the first quarter of 2020. Deposit growth is largely due to customers retaining elevated balances in the current economic environment, supplemented by the most recent government stimulus payments. Interest-bearing deposits increased $5.2 billion while demand deposit balances increased $3.1 billion.
Tax-equivalent net interest revenue decreased $16.9 million compared to the fourth quarter of 2020. Net interest margin was 2.62 percent compared to 2.72 percent in the fourth quarter of 2020. The decrease in net interest revenue was primarily driven by lower average outstanding loan balances. Reinvestment of cash flows from the available for sale securities portfolio to current interest rates and timing of PPP and other loan fees also contributed to a decrease in net interest revenue and net interest margin in the first quarter.
Average earning assets decreased $178 million compared to the fourth quarter of 2020. Average loan balances decreased $691 million, primarily from commercial and commercial real estate loan pay downs. Available for sale securities increased $484 million. Average interest-bearing deposits grew by $823 million, primarily due to higher interest-bearing transaction deposits in the wake of the most recent government stimulus program. Other borrowings decreased $1.8 billion while funds purchased and repurchase agreements increased $677 million.

The yield on average earning assets was 2.78 percent, a 14 basis point decrease from the prior quarter. The yield on the available for sale securities portfolio decreased 14 basis points to 1.84 percent and the loan portfolio yield decreased 13 basis points to 3.55 percent.
Funding costs were 0.24 percent, down 4 basis points. The cost of interest-bearing deposits decreased 2 basis points to 0.17 percent. The cost of other borrowed funds was down 8 basis points to 0.30 percent. The benefit to net interest margin from assets funded by non-interest liabilities was 8 basis points for the first quarter of 2021, consistent with the prior quarter.
Our overall objective is to manage the Company’s balance sheet to be relatively neutral to changes in interest rates as is further described in the Market Risk section of this report. Approximately 76% of our commercial and commercial real estate loan portfolios are either variable rate or fixed rate that will reprice within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that reprice more slowly than the loans. The result is a balance sheet that would be asset sensitive, which means that assets generally reprice more quickly than liabilities. One of the strategies that we use to manage toward a relative rate-neutral position is to purchase fixed rate residential mortgage-backed securities issued primarily by U.S. government agencies and fund them with market-rate-sensitive liabilities. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also may use derivative instruments to manage our interest rate risk.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

Table 1 -- Volume/Rate Analysis
(In thousands)

	Three Months Ended Mar. 31, 2021 / 2020
		Change Due To1
	Change	Volume	Yield/Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$(2,219)	$(33)	$(2,186)
Trading securities	24,114	32,760	(8,646)
Investment securities	(445)	(505)	60
Available for sale securities	(11,048)	8,149	(19,197)
Fair value option securities	(11,212)	(9,487)	(1,725)
Restricted equity securities	(4,535)	(3,470)	(1,065)
Residential mortgage loans held for sale	257	577	(320)
Loans	(46,024)	7,204	(53,228)
Total tax-equivalent interest revenue	(51,112)	35,195	(86,307)
Interest expense:
Transaction deposits	(29,534)	6,360	(35,894)
Savings deposits	(40)	40	(80)
Time deposits	(6,735)	(818)	(5,917)
Funds purchased and repurchase agreements	(9,490)	(1,661)	(7,829)
Other borrowings	(23,673)	(8,040)	(15,633)
Subordinated debentures	(286)	(13)	(273)
Total interest expense	(69,758)	(4,132)	(65,626)
Tax-equivalent net interest revenue	18,646	39,327	(20,681)
Change in tax-equivalent adjustment	(414)
Net interest revenue	$19,060
1    Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $163.9 million for the first quarter of 2021, a decrease of $16.4 million compared to the first quarter of 2020, largely due to a shift of trading revenue to interest income from trading securities.

Other operating revenue decreased $32.9 million compared to the fourth quarter of 2020. Brokerage and trading revenue decreased $18.7 million. Margin compression and reduced residential mortgage-backed securities trading volumes have negatively affected our brokerage and trading revenue.

Table 2 – Other Operating Revenue
(In thousands)

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Dec. 31, 2020	Increase (Decrease)	% Increase (Decrease)
	2021	2020
Brokerage and trading revenue	$20,782	$50,779	$(29,997)	(59)%	$39,506	$(18,724)	(47)%
Transaction card revenue	22,430	21,881	549	3%	21,896	534	2%
Fiduciary and asset management revenue	41,322	44,458	(3,136)	(7)%	41,799	(477)	(1)%
Deposit service charges and fees	24,209	26,130	(1,921)	(7)%	24,343	(134)	(1)%
Mortgage banking revenue	37,113	37,167	(54)	—%	39,298	(2,185)	(6)%
Other revenue	16,296	12,309	3,987	32%	14,209	2,087	15%
Total fees and commissions revenue	162,152	192,724	(30,572)	(16)%	181,051	(18,899)	(10)%
Other gains (losses), net	(3,036)	(10,741)	7,705	N/A	5,383	(8,419)	N/A
Gain (loss) on derivatives, net	(27,650)	18,420	(46,070)	N/A	(339)	(27,311)	N/A
Gain (loss) on fair value option securities, net	(1,910)	68,393	(70,303)	N/A	68	(1,978)	N/A
Change in fair value of mortgage servicing rights	33,874	(88,480)	122,354	N/A	6,276	27,598	N/A
Gain (loss) on available for sale securities, net	467	3	464	N/A	4,339	(3,872)	N/A
Total other operating revenue	$163,897	$180,319	$(16,422)	(9)%	$196,778	$(32,881)	(17)%

Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 37 percent of total revenue for the first quarter of 2021, excluding provision for credit losses and gains and losses on other assets, securities and derivatives and the change in the fair value of mortgage servicing rights. We believe that a variety of fee revenue sources provides an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. As an example of this strength, many of the economic factors such as rising interest rates resulting in growth in net interest revenue or fiduciary and asset management revenue may also decrease mortgage banking production volumes and related trading. We expect growth in other operating revenue to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, including the recent impact of the COVID-19 pandemic, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and Trading Revenue

Brokerage and trading revenue, which includes revenues from trading, customer hedging, retail brokerage and investment banking, decreased $30.0 million or 59 percent compared to the first quarter of 2020.

Trading revenue includes net realized and unrealized gains and losses primarily related to sales of residential mortgage-backed securities guaranteed by U.S. government agencies and related derivative instruments that enable our mortgage banking customers to manage their production risk. Trading revenue also includes net realized and unrealized gains and losses on municipal securities and other financial instruments that we sell to institutional customers, along with changes in the fair value of financial instruments we hold as economic hedges against market risk of our trading securities. Trading revenue was $3.7 million for the first quarter of 2021, a $30.7 million or 89 percent decrease compared to the first quarter of 2020, primarily due to a shift from fee revenue to net interest revenue on trading securities. See additional discussion in "Lines of Business" section of Management's Discussion and Analysis.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue totaled $2.6 million for the first quarter of 2021, a $631 thousand or 20 percent decrease compared to the first quarter of 2020.

Investment banking, which includes fees earned upon completion of underwriting, financial advisory services and loan syndication fees, totaled $6.8 million for the first quarter of 2021, an increase of $1.8 million or 35 percent compared to the first quarter of 2020, related to timing and volume of completed transactions.
Brokerage and trading revenue decreased $18.7 million compared to the previous quarter, including a $15.4 million decrease in trading revenue, largely due to margin compression and reduction of residential mortgage-backed securities trading volumes from record levels in the fourth quarter of 2020. Customer hedging revenue also decreased $2.1 million as energy customers decreased hedging activities. Investment banking revenue decreased $2.1 million mainly due to timing of loan syndication activity.

Fiduciary and Asset Management Revenue

Fiduciary and asset management revenue is earned through managing or holding of assets for customers and executing transactions or providing related services. Approximately 90 percent of fiduciary and asset management revenue is primarily based on the fair value of assets. Rates applied to asset values vary based on the nature of the relationship. Fiduciary relationships and managed asset relationships generally have higher fee rates than non-fiduciary and/or managed relationships. Fiduciary and asset management revenue decreased $3.1 million or 7 percent compared to the first quarter of 2020. The low rate environment has put pressure on our mutual fund revenue streams. We also had approximately $2.8 million in fee waivers during the first quarter of 2021 that did not exist in the first quarter of 2020. We have voluntarily waived certain administration fees on the Cavanal Hill money market funds in order to maintain positive yields on these funds in the current short-term interest rate environment. These decreases were partially offset by increased trust and managed account fees from higher client asset balances. A distribution of assets under management or administration and related fiduciary and asset management revenue follows:

Table 3 -- Assets Under Management or Administration
(In thousands)

	Three Months Ended
	March 31, 2021			March 31, 2020			December 31, 2020
	Balance	Revenue[1]	Margin[2]	Balance	Revenue[1]	Margin[2]	Balance	Revenue[1]	Margin[2]
Managed fiduciary assets:
Personal	$11,369,467	$23,608	0.83%	$8,796,030	$23,606	1.07%	$11,172,457	$25,349	0.91%
Institutional	15,144,797	6,818	0.18%	12,186,588	6,654	0.22%	15,364,387	7,200	0.19%
Total managed fiduciary assets	26,514,264	30,426	0.46%	20,982,618	30,260	0.58%	26,536,844	32,549	0.49%

Non-managed assets:
Fiduciary	29,713,004	9,286	0.13%	22,705,419	12,379	0.22%	28,949,648	7,585	0.10%
Non-fiduciary	18,421,279	1,610	0.03%	16,541,786	1,819	0.04%	18,599,156	1,665	0.04%
Safekeeping and brokerage assets under administration	17,307,641	—	—%	15,554,006	—	—%	17,506,599	—	—%
Total non-managed assets	65,441,924	10,896	0.07%	54,801,211	14,198	0.10%	65,055,403	9,250	0.06%

Total assets under management or administration	$91,956,188	$41,322	0.18%	$75,783,829	$44,458	0.23%	$91,592,247	$41,799	0.18%
1    Fiduciary and asset management revenue includes asset-based and other fees associated with the assets.
2    Annualized revenue divided by period-end balance.

A summary of changes in assets under management or administration for the three months ended March 31, 2021 and 2020 follows:

Table 4 -- Changes in Assets Under Management or Administration
(In thousands)

	Three Months Ended March 31,
	2021	2020
Beginning balance	$91,592,247	$82,740,961
Net inflows (outflows)	(1,328,296)	(1,846,865)
Net change in fair value	1,692,237	(5,110,267)
Ending balance	$91,956,188	$75,783,829

Mortgage Banking Revenue

Mortgage banking revenue was consistent with the first quarter of 2020. Mortgage loan production volumes decreased $198 million or 19 percent as average primary mortgage interest rates began to increase in the first quarter of 2021. The gain on sale margin was 2.98 percent in the first quarter of 2021, 92 basis points higher than first quarter of 2020.

Mortgage banking revenue decreased $2.2 million or 6 percent compared to the fourth quarter of 2020. While mortgage production volume remained consistent with prior quarter, mortgage interest rates began to increase and margins compressed. While still elevated, industry-wide capacity constraint is beginning to wane, which is putting pressure on margin.

Table 5 – Mortgage Banking Revenue
(In thousands)

	Three Months Ended March 31,		Increase (Decrease)		% Increase (Decrease)	Three Months Ended Dec. 31, 2020	Increase (Decrease)		% Increase (Decrease)
	2021	2020
Mortgage production revenue	$25,287	$21,570	$3,717		17%	$26,662	$(1,375)		(5)%

Mortgage loans funded for sale	$843,053	$548,956				$998,435
Add: Current period end outstanding commitments	387,465	657,570				380,637
Less: Prior period end outstanding commitments	380,637	158,460				560,493
Total mortgage production volume	$849,881	$1,048,066	$(198,185)		(19)%	$818,579	$31,302		4%

Mortgage loan refinances to mortgage loans funded for sale	65%	57%	800	bps		58%	700	bps
Gains on sale margin	2.98%	2.06%	92	bps		3.26%	(28)	bps
Primary mortgage interest rates:
Average	2.88%	3.51%	(63)	bps		2.76%	12	bps
Period end	3.17%	3.33%	(16)	bps		2.67%	50	bps

Mortgage servicing revenue	$11,826	$15,597	$(3,771)		(24)%	$12,636	$(810)		(6)%
Average outstanding principal balance of mortgage loans serviced for others	15,723,231	20,416,546	(4,693,315)		(23)%	16,518,208	(794,977)		(5)%

Average mortgage servicing revenue rates	0.31%	0.31%	—	bp		0.30%	1	bp

Primary rates disclosed in Table 5 above represent rates generally available to borrowers on 30 year conforming mortgage loans.

Deposit Service Charges and Fees

Deposit service charges and fees decreased $1.9 million compared to the first quarter of 2020.The stimulus programs enacted as a result of the pandemic have led to customers retaining higher cash balances. This, combined with lower levels of spending during the pandemic, has resulted in decreased overdraft fees compared to the prior year. Deposit service charges were relatively consistent with the fourth quarter of 2020.

Net gains on other assets, securities and derivatives

Other net losses totaled $3.0 million in the first quarter of 2021 compared to other net losses of $10.7 million in the first quarter of 2020 and other net gains of $5.4 million in the fourth quarter of 2020. These fluctuations are primarily related to changes in the fair value of investments related to deferred compensation that are largely offset in deferred compensation expense. The first quarter of 2021 included a $3.6 million impairment of a merchant banking investment. The first quarter of 2020 included a $3.1 million impairment of an energy fund investment.

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

Historically low mortgage rates in 2020 and early 2021 resulted in a favorable risk profile for our MSRs that supported hedge performance during that time period. A sharp increase in longer-term interest rates during the first quarter has returned the risk profile of our MSRs to a more balanced profile, as can be seen in Table 25 of the Market Risk section.

Table 6 - Gain (Loss) on Mortgage Servicing Rights
(In thousands)

	Three Months Ended
	Mar. 31, 2021	Dec. 31, 2020	Mar. 31, 2020
Gain (loss) on mortgage hedge derivative contracts, net	$(27,705)	$(385)	$18,371
Gain (loss) on fair value option securities, net	(1,910)	68	68,393
Gain (loss) on economic hedge of mortgage servicing rights, net	(29,615)	(317)	86,764
Gain (loss) on change in fair value of mortgage servicing rights	33,874	6,276	(88,480)
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges included in other operating revenue	4,259	5,959	(1,716)
Net interest revenue on fair value option securities[1]	393	550	4,268
Total economic benefit of changes in the fair value of mortgage servicing rights, net of economic hedges	$4,652	$6,509	$2,552
1    Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Other Operating Expense

Other operating expense for the first quarter of 2021 totaled $282.6 million, an increase of $14.0 million over the first quarter of 2020 and a decrease of $18.0 million compared to the fourth quarter of 2020.

Table 7 – Other Operating Expense
(In thousands)

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Dec. 31, 2020	Increase (Decrease)	% Increase (Decrease)
	2021	2020
Regular compensation	$97,211	$97,760	$(549)	(1)%	$96,552	$659	1%
Incentive compensation:
Cash-based	42,259	36,465	5,794	16%	51,351	(9,092)	(18)%
Share-based	4,570	2,832	1,738	61%	2,344	2,226	(95)%
Deferred compensation	2,263	(5,673)	7,936	N/A	5,692	(3,429)	N/A
Total incentive compensation	49,092	33,624	15,468	46%	59,387	(10,295)	(17)%
Employee benefits	26,707	24,797	1,910	8%	20,259	6,448	32%
Total personnel expense	173,010	156,181	16,829	11%	176,198	(3,188)	(2)%
Business promotion	2,154	6,215	(4,061)	(65)%	3,728	(1,574)	(42)%
Charitable contributions to BOKF Foundation	4,000	—	4,000	N/A	6,000	(2,000)	N/A
Professional fees and services	11,980	12,948	(968)	(7)%	14,254	(2,274)	(16)%
Net occupancy and equipment	26,662	26,061	601	2%	27,875	(1,213)	(4)%
Insurance	4,620	4,980	(360)	(7)%	4,006	614	15%
Data processing and communications	37,467	32,743	4,724	14%	35,061	2,406	7%
Printing, postage and supplies	3,440	4,272	(832)	(19)%	3,805	(365)	(10)%
Net losses and operating expenses of repossessed assets	(6,588)	1,531	(8,119)	(530)%	1,168	(7,756)	(664)%
Amortization of intangible assets	4,807	5,094	(287)	(6)%	5,088	(281)	(6)%
Mortgage banking costs	13,943	10,545	3,398	32%	14,765	(822)	(6)%
Other expense	7,132	8,054	(922)	(11)%	8,713	(1,581)	(18)%
Total other operating expense	$282,627	$268,624	$14,003	5%	$300,661	$(18,034)	(6)%

Average number of employees (full-time equivalent)	4,902	5,075	(173)	(3)%	4,915	(13)	—%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense

Personnel expense increased $16.8 million compared to the first quarter of 2020. Incentive compensation increased $15.5 million. Cash based incentive compensation expense increased $5.8 million, largely attributed to incentives on lending and trading activity. Deferred compensation expense increased $7.9 million; however, this is largely offset by an increase in the value of related investments included in Other gains (losses), net. Employee benefits increased $1.9 million primarily due to increased healthcare costs. Regular compensation was relatively consistent with the first quarter of 2020 as the impact of annual standard merit increases was dampened by a decrease in the number of employees.
Personnel expense decreased $3.2 million compared to the fourth quarter of 2020. Cash based incentive compensation expense decreased $9.1 million, primarily in relation to decreased trading activity. Deferred compensation, which is largely offset by a decrease in the value of related investments included in Other gains (losses), net, decreased $3.4 million. Employee benefits increased $6.4 million as a seasonal increase in payroll taxes and retirement plan expenses was partially offset by a decrease in employee healthcare costs.

Non-personnel operating expense

Non-personnel operating expense decreased $2.8 million compared to the first quarter of 2020. Net losses and expenses on repossessed assets decreased $8.1 million due to a $14.1 million gain on the sale of an equity interest received as part of the workout of a defaulted energy loan, partially offset by additional operating expenses and a write-down of a repossessed oil and gas property. Business promotion expense decreased $4.1 million primarily related to decreased travel and entertainment expense due to the pandemic. These decreases were partially offset by an increase of $4.7 million in data processing and communications expense, primarily due to technology project costs, and a $3.4 million increase in mortgage banking costs due to an increase in prepayments.
Non-personnel expense decreased $14.8 million compared to the fourth quarter of 2020. Net losses and expenses of repossessed assets decreased $7.8 million due to a gain on sale of repossessed oil and gas assets, partially offset by additional expenses and a write-down on repossessed oil and gas properties. Smaller reductions in expenses in professional fees and services, business promotion, and occupancy and equipment were partially offset by an increase in data processing and communications expense as we continue to invest in technology. We also made a charitable contribution of $4.0 million in the first quarter of 2021 and a contribution of $6.0 million in the prior quarter to the BOKF Foundation.
Income Taxes

The effective tax rate was 22.7 percent for the first quarter of 2021, 21.8 percent for the first quarter of 2020 and 22.6 percent for the fourth quarter of 2020. Income tax expense for the first quarter of 2021 decreased $2.8 million compared to the fourth quarter of 2020, primarily due to the decrease in net income before tax for the first quarter of 2021.
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

The cost of funds borrowed from the Funds Management unit by the operating lines of business is updated annually at the beginning of the year and transfer priced at rates that approximate market rates for funds with similar repricing and cash flow characteristics. Market rates are generally based on the applicable LIBOR or interest rate swap rates, adjusted for prepayment and liquidity risk. This method of transfer-pricing funds that supports assets of the operating lines of business tends to insulate them from interest rate risk.

The value of funds provided by the operating lines of business to the Funds Management unit is also updated annually at the beginning of the year and is based on rates that approximate wholesale market rates for funds with similar repricing and cash flow characteristics. Market rates are generally based on LIBOR or interest rate swap rates. The funds credit formula applied to deposit products with indeterminate maturities is established based on their repricing characteristics reflected in a combination of the short-term LIBOR rate and a moving average of an intermediate-term swap rate, with an appropriate spread applied to both. Shorter duration products are weighted towards the short-term LIBOR rate and longer duration products are weighted towards the intermediate-term swap rates. The expected duration ranges from 30 days for certain rate-sensitive deposits to five years.

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

As shown in Table 8, net income attributable to our lines of business decreased $25.3 million compared to the first quarter of 2020. Net interest revenue decreased by $14.9 million compared to the prior year, primarily driven by lower average outstanding loan balances and lower yields on deposits sold to the Funds Management unit. Net charge-offs decreased $3.0 million compared to the first quarter of 2020. Other operating revenue decreased by $26.2 million primarily due to a shift from trading revenue from our agency residential mortgage trading activities to net interest revenue. Operating expense increased $8.5 million compared to the first quarter of 2020, primarily in Commercial Banking.

Net interest revenue decreased $21.9 million compared to the fourth quarter of 2020, primarily due to lower loan balances and lower earnings from deposits sold to the Funds Management unit. Other operating revenue decreased $21.0 million primarily related to a reversion of our agency mortgage trading volumes from elevated levels experienced in the fourth quarter of 2020 and narrowing margins. Other operating expense decreased $10.4 million.

Net income attributable to our Funds Management unit was impacted by the negative provision for credit losses in the first quarter of 2021, compared to a provision for credit losses in excess of charge-offs in the first quarter of 2020.

Table 8 -- Net Income by Line of Business
(In thousands)

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Dec. 31, 2020	Increase (Decrease)	% Increase (Decrease)
	2021	2020
Commercial Banking	$69,673	$74,975	$(5,302)	(7)%	$74,941	$(5,268)	(7)%
Consumer Banking	6,849	23,701	(16,852)	(71)%	14,768	(7,919)	(54)%
Wealth Management	19,382	22,573	(3,191)	(14)%	28,435	(9,053)	(32)%
Subtotal	95,904	121,249	(25,345)	(21)%	118,144	(22,240)	(19)%
Funds Management and other	50,156	(59,170)	109,326	N/A	36,080	14,076	N/A
Total	$146,060	$62,079	$83,981	135%	$154,224	$(8,164)	(5)%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Commercial Banking

Commercial Banking contributed $69.7 million to consolidated net income in the first quarter of 2021, a decrease of $5.3 million or 7 percent compared to the first quarter of 2020.

Table 9 -- Commercial Banking
(Dollars in thousands)

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Dec. 31, 2020	Increase (Decrease)	% Increase (Decrease)
	2021	2020
Net interest revenue from external sources	$155,799	$201,902	$(46,103)	(23)%	$165,468	$(9,669)	(6)%
Net interest expense from internal sources	(25,794)	(50,495)	24,701	(49)%	(23,442)	(2,352)	10%
Total net interest revenue	130,005	151,407	(21,402)	(14)%	142,026	(12,021)	(8)%
Net loans charged off	13,985	16,880	(2,895)	(17)%	16,234	(2,249)	(14)%
Net interest revenue after net loans charged off	116,020	134,527	(18,507)	(14)%	125,792	(9,772)	(8)%

Fees and commissions revenue	49,847	41,459	8,388	20%	49,060	787	2%
Other gains (losses), net	(3,268)	(3,239)	(29)	N/A	162	(3,430)	N/A
Other operating revenue	46,579	38,220	8,359	22%	49,222	(2,643)	(5)%

Personnel expense	39,252	37,020	2,232	6%	41,311	(2,059)	(5)%
Non-personnel expense	27,727	23,732	3,995	17%	27,061	666	2%
Other operating expense	66,979	60,752	6,227	10%	68,372	(1,393)	(2)%

Net direct contribution	95,620	111,995	(16,375)	(15)%	106,642	(11,022)	(10)%
Gain on financial instruments, net	33	49	(16)	N/A	58	(25)	N/A
Gain on repossessed assets, net	12,737	9	12,728	N/A	1,455	11,282	N/A
Corporate expense allocations	12,734	8,905	3,829	43%	5,348	7,386	138%
Income before taxes	95,656	103,148	(7,492)	(7)%	102,807	(7,151)	(7)%
Federal and state income tax	25,983	28,173	(2,190)	(8)%	27,866	(1,883)	(7)%
Net income	$69,673	$74,975	$(5,302)	(7)%	$74,941	$(5,268)	(7)%

Average assets	$28,047,052	$24,687,976	$3,359,076	14%	$27,693,742	$353,310	1%
Average loans	17,522,520	18,812,015	(1,289,495)	(7)%	18,100,333	(577,813)	(3)%
Average deposits	16,130,168	11,907,386	4,222,782	35%	15,373,673	756,495	5%
Average invested capital	2,157,062	2,188,242	(31,180)	(1)%	2,209,648	(52,586)	(2)%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Net interest revenue decreased $21.4 million compared to the first quarter of 2020. Net interest revenue from external sources decreased due to a reduction in loan volumes and lower loan yields. Net interest expense from internal sources decreased due to the impact of deposit growth, partially offset by lower yields paid for deposits sold to the Funds Management unit. Net loans charged-off decreased $2.9 million.

Fees and commissions revenue increased $8.4 million or 20 percent while operating expenses increased $6.2 million or 10 percent. An increase in production revenue from repossessed assets was largely offset by higher operating expenses on those assets. Customer hedging revenue and incentive compensation expense were also up over the first quarter of 2020.

During first quarter of 2021, a gain of $14.1 million was realized on the sale of an equity interest received as part of the workout of a defaulted energy loan. Corporate expense allocations increased $3.8 million or 43 percent compared to the prior year primarily due to PPP loan activity.

The average outstanding balance of loans attributed to Commercial Banking decreased $1.3 billion or 7 percent to $17.5 billion compared to the first quarter of 2020. See the Loans section of Management’s Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans, which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking were $16.1 billion for the first quarter of 2021, a $4.2 billion or 35 percent increase over the first quarter of 2020. Continued deposit growth is primarily due to higher balance retention by customers in the current economic environment. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of change.

Net interest revenue decreased $12.0 million or 8 percent compared to the fourth quarter of 2020, largely due to a reduction in loan volumes and lower loan yields. Fees and commissions revenue was relatively consistent with fourth quarter of 2020. Operating expense decreased $1.4 million or 2 percent compared to the fourth quarter of 2020, primarily due to incentive compensation costs. Net gain on repossessed assets also increased $11.3 million due to the gain on sale of repossessed oil and gas assets.

Average loan balances decreased $578 million or 3 percent and average customer deposits increased $756 million or 5 percent over the fourth quarter of 2020.

Consumer Banking

Consumer Banking provides retail banking services through four primary distribution channels: traditional branches, the 24-hour ExpressBank call center, Internet banking and mobile banking. Consumer Banking also conducts mortgage banking activities through offices located outside of our Consumer Banking markets.

Consumer Banking contributed $6.8 million to consolidated net income for the first quarter of 2021, a decrease of $16.9 million compared to the first quarter of 2020. Net interest revenue decreased by $23.0 million.

Table 10 -- Consumer Banking
(Dollars in thousands)

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Dec. 31, 2020	Increase (Decrease)	% Increase (Decrease)
	2021	2020
Net interest revenue from external sources	$16,686	$25,876	$(9,190)	(36)%	$17,512	$(826)	(5)%
Net interest revenue from internal sources	4,288	18,056	(13,768)	(76)%	13,160	(8,872)	(67)%
Total net interest revenue	20,974	43,932	(22,958)	(52)%	30,672	(9,698)	(32)%
Net loans charged off	1,136	1,256	(120)	(10)%	935	201	21%
Net interest revenue after net loans charged off	19,838	42,676	(22,838)	(54)%	29,737	(9,899)	(33)%

Fees and commissions revenue	52,300	55,062	(2,762)	(5)%	55,326	(3,026)	(5)%
Other losses, net	(18)	—	(18)	N/A	(1,669)	1,651	N/A
Other operating revenue	52,282	55,062	(2,780)	(5)%	53,657	(1,375)	(3)%

Personnel expense	22,026	23,044	(1,018)	(4)%	22,904	(878)	(4)%
Non-personnel expense	33,717	30,800	2,917	9%	36,402	(2,685)	(7)%
Total other operating expense	55,743	53,844	1,899	4%	59,306	(3,563)	(6)%

Net direct contribution	16,377	43,894	(27,517)	(63)%	24,088	(7,711)	(32)%
Gain (loss) on financial instruments, net	(29,616)	86,764	(116,380)	N/A	(316)	(29,300)	N/A
Change in fair value of mortgage servicing rights	33,874	(88,480)	122,354	N/A	6,276	27,598	N/A
Gain on repossessed assets, net	41	13	28	N/A	195	(154)	N/A
Corporate expense allocations	11,487	10,389	1,098	11%	10,428	1,059	10%
Income before taxes	9,189	31,802	(22,613)	(71)%	19,815	(10,626)	(54)%
Federal and state income tax	2,340	8,101	(5,761)	(71)%	5,047	(2,707)	(54)%
Net income	$6,849	$23,701	$(16,852)	(71)%	$14,768	$(7,919)	(54)%

Average assets	$9,755,539	$9,850,853	$(95,314)	(1)%	$9,700,428	$55,111	1%
Average loans	1,823,732	1,711,703	112,029	7%	1,840,492	(16,760)	(1)%
Average deposits	8,082,443	6,869,481	1,212,962	18%	7,993,971	88,472	1%
Average invested capital	256,188	274,384	(18,196)	(7)%	260,108	(3,920)	(2)%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Net interest revenue from Consumer Banking activities declined by $23.0 million or 52 percent compared to the first quarter of 2020, primarily due to a decrease in the yield on deposits sold to our Funds Management unit and a decrease in volume of securities held as an economic hedge of our mortgage servicing rights. Average consumer deposits grew $1.2 billion over the first quarter of 2020 with demand deposit balances increasing $720 million or 34 percent.

Fees and commissions revenue decreased $2.8 million or 5 percent compared to the first quarter of 2020. Mortgage banking revenue was unchanged from the first quarter of 2020. Production revenue increased due to widened gain on sale margins due to industry-wide capacity constraints. Servicing revenue was lower due to a decrease in servicing volume. The outstanding principal balance of loans serviced was lower due to increased prepayment rates and the impact of servicing rights sold last summer. Deposit service charges decreased $2.7 million. The stimulus programs enacted as a result of the pandemic have led to customers retaining higher cash levels. This, combined with lower spending levels, has decreased overdraft fees compared to the prior year. Operating expense increased $1.9 million due to increased mortgage banking costs, partially offset by lower personnel expense. Corporate expense allocations were $1.1 million or 11 percent higher than the prior year.

Changes in the fair value of mortgage servicing rights, net of economic hedges, increased pre-tax net income for the first quarter of 2021 by $4.3 million compared to a $1.7 million decrease in pre-tax net income in the first quarter of 2020.

Net interest revenue from Consumer Banking activities decreased $9.7 million or 32 percent compared to the fourth quarter of 2020, largely due to lower yields on deposits sold to our Funds Management unit. Operating revenue decreased $1.4 million compared to the fourth quarter of 2020. A decrease in mortgage banking revenue was partially offset by an increase in other income. Operating expense decreased $3.6 million, primarily due to decreases in regular compensation expense, business promotion expense and mortgage banking costs.

Average consumer loans decreased $17 million or 1 percent. Average deposits increased $88 million or 1 percent.

Wealth Management

Wealth Management contributed $19.4 million to consolidated net income in the first quarter of 2021, a decrease of $3.2 million or 14 percent compared to the first quarter of 2020. Revenue attributed to the Wealth Management segment totaled $114.5 million for the first quarter of 2021, a $2.3 million or 2 percent decrease compared to the first quarter of 2020. Revenue from our agency mortgage trading activities grew by $5.2 million or 15 percent over the prior year. This growth was offset by lower revenue from deposits sold to our Funds Management unit, loan yields and decreased fiduciary and asset management revenue.

Table 11 -- Wealth Management
(Dollars in thousands)

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Dec. 31, 2020	Increase (Decrease)	% Increase (Decrease)
	2021	2020
Net interest revenue from external sources	$48,554	$14,366	$34,188	238%	$47,995	$559	1%
Net interest revenue from internal sources	(200)	4,538	(4,738)	(104)%	526	(726)	(138)%
Total net interest revenue	48,354	18,904	29,450	156%	48,521	(167)	—%
Net loans charged off (recovered)	(29)	(48)	19	(40)%	(21)	(8)	38%
Net interest revenue after net loans charged off (recovered)	48,383	18,952	29,431	155%	48,542	(159)	—%

Fees and commissions revenue	65,684	97,881	(32,197)	(33)%	82,936	(17,252)	(21)%
Other gains, net	439	—	439	N/A	191	248	N/A
Other operating revenue	66,123	97,881	(31,758)	(32)%	83,127	(17,004)	(20)%

Personnel expense	57,414	56,443	971	2%	62,600	(5,186)	(8)%
Non-personnel expense	21,151	21,749	(598)	(3)%	21,400	(249)	(1)%
Other operating expense	78,565	78,192	373	—%	84,000	(5,435)	(6)%

Net direct contribution	35,941	38,641	(2,700)	(7)%	47,669	(11,728)	(25)%
Corporate expense allocations	9,887	8,265	1,622	20%	9,465	422	4%
Income before taxes	26,054	30,383	(4,329)	(14)%	38,201	(12,147)	(32)%
Federal and state income tax	6,672	7,810	(1,138)	(15)%	9,766	(3,094)	(32)%
Net income	$19,382	$22,573	$(3,191)	(14)%	$28,435	$(9,053)	(32)%

Average assets	$18,645,865	$12,723,412	$5,922,453	47%	$18,101,182	$544,683	3%
Average loans	1,917,973	1,705,735	212,238	12%	1,839,695	78,278	4%
Average deposits	9,706,295	7,623,986	2,082,309	27%	9,589,814	116,481	1%
Average invested capital	313,355	288,264	25,091	9%	306,475	6,880	2%

Net interest revenue increased $29.5 million, largely due to growth in U.S. agency mortgage-backed trading volumes. The growth in net interest revenue due to increased earning assets was muted by a reduction in the value of deposits sold to our Funds Management unit. Fees and commissions revenue decreased $32.2 million. Trading revenue decreased $30.7 million, largely due to a shift in the timing of settlements, which results in more interest revenue, but less fee revenue, accompanied by margin compression.

Fiduciary and asset management revenue declined $3.2 million related to a combination of lower mutual fund fees and $2.8 million in waived administration fees on the Cavanal Hill money market funds as a result of the significant decline in short-term interest rates. These were partially offset by increases in trust fees and managed account fees from high client asset balances.
Operating expense and corporate expense allocations were relatively consistent compared to the first quarter of 2020.

Average loans attributed to the Wealth Management segment increased $212 million or 12 percent. Average deposits increased $2.1 billion or 27 percent, largely due to core growth as customers are retaining higher balances in the current economic environment.

Net income for Wealth Management decreased $9.1 million or 32 percent compared to the fourth quarter of 2020. Combined net interest revenue and fee revenue decreased $17.4 million. Net interest revenue was relatively consistent with the previous quarter. However, brokerage and trading revenue decreased $15.0 million due to narrowing margins and a reduction in trading volumes.

Average loans grew 4 percent to $1.9 billion and average deposits increased $116 million or 1 percent to $9.7 billion.
Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the Consolidated Financial Statements for the composition of the securities portfolio as of March 31, 2021 and December 31, 2020.

We hold an inventory of trading securities in support of sales to a variety of customers, including banks, corporations, insurance companies, money managers and others. Trading securities increased $378 million to $5.1 billion during the first quarter of 2021. As discussed in the Market Risk section of this report, trading activities involve risk of loss from adverse price movement. We mitigate this risk within board-approved limits through the use of derivative contracts, short-sales and other techniques. These limits remain relatively unchanged from levels set before our expanded trading activities.

At March 31, 2021, the carrying value of investment (held-to-maturity) securities was $226 million, including a $617 thousand allowance for expected credit losses compared to $245 million at December 31, 2020 with a $688 thousand allowance for expected credit losses. The fair value of investment securities was $253 million at March 31, 2021 and $272 million at December 31, 2020. Investment securities consist primarily of residential mortgage-backed securities issued by U.S. government agencies, long-term, fixed rate Oklahoma and Texas municipal bonds, and taxable Texas school construction bonds.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $13.1 billion at March 31, 2021, a $510 million increase compared to December 31, 2020. At March 31, 2021, the available for sale securities portfolio consisted primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Both residential and commercial mortgage-backed securities have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined residential mortgage-backed securities portfolio held in investment and available for sale securities at March 31, 2021 is 3.3 years. Management estimates the duration extends to 4.5 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 2.3 years assuming a 100 basis point decline in the current low rate environment.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $22.5 billion at March 31, 2021, a $474 million decrease compared to December 31, 2020, primarily due to paydowns in the commercial and commercial real estate portfolios, partially offset by an increase in PPP loans.

Table 12 -- Loans
(In thousands)

	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020
Commercial:
Energy	$3,202,488	$3,469,194	$3,717,101	$3,974,174	$4,111,676
Services	3,421,948	3,508,583	3,545,825	3,779,881	3,955,748
Healthcare	3,290,758	3,305,990	3,325,790	3,289,343	3,165,096
General business	2,742,590	2,793,768	2,976,990	3,115,112	3,563,455
Total commercial	12,657,784	13,077,535	13,565,706	14,158,510	14,795,975

Commercial real estate:
Multifamily	1,227,915	1,328,045	1,387,461	1,407,107	1,282,457
Office	1,094,060	1,085,257	1,099,563	973,995	962,004
Retail	787,648	796,223	786,211	780,467	774,198
Industrial	789,437	810,510	792,389	723,005	728,026
Residential construction and land development	119,079	119,394	121,258	136,911	138,958
Other commercial real estate	485,208	559,109	506,818	532,659	564,442
Total commercial real estate	4,503,347	4,698,538	4,693,700	4,554,144	4,450,085

Paycheck protection program	1,848,550	1,682,310	2,097,325	2,081,428	—

Loans to individuals:
Residential mortgage	1,797,478	1,863,003	1,849,144	1,813,442	1,844,555
Residential mortgage guaranteed by U.S. government agencies	420,051	408,687	384,247	322,269	197,889
Personal	1,306,637	1,277,447	1,213,178	1,226,097	1,175,466
Total loans to individuals	3,524,166	3,549,137	3,446,569	3,361,808	3,217,910

Total	$22,533,847	$23,007,520	$23,803,300	$24,155,890	$22,463,970

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

Commercial loans totaled $12.7 billion or 56 percent of the loan portfolio at March 31, 2021, a $420 million decrease compared to December 31, 2020, primarily due to continued paydowns as borrowers continue to reduce leverage in this time of economic uncertainty.

Approximately 77 percent of loans in this segment are located within our geographic footprint, based on collateral location. Loans for which the collateral location is less relevant, such as unsecured loans and reserve-based energy loans are categorized by the borrower's primary operating location. The largest concentration of loans in this segment outside of our footprint is California, totaling 5 percent of the segment.

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

Outstanding energy loans totaled $3.2 billion or 14 percent of total loans at March 31, 2021, a $267 million decrease compared to December 31, 2020. Approximately $2.4 billion of energy loans were to oil and gas producers, a $239 million decrease compared to December 31, 2020. While commodity prices have continued to improve and stabilize, sourcing new loans sufficient to offset paydowns remains a challenge as existing borrowers continue to reduce leverage. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. Approximately 66 percent of the committed production loans are secured by properties primarily producing oil and 34 percent of the committed production loans are secured by properties primarily producing natural gas.

Loans to midstream oil and gas companies totaled $648 million at March 31, 2021, a decrease of $52 million compared to December 31, 2020. Loans to borrowers that provide services to the energy industry totaled $135 million at March 31, 2021, an increase of $26 million. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales, totaled $34 million, a $1.7 million decrease compared to the prior quarter.

Unfunded energy loan commitments were $2.4 billion at March 31, 2021, a $34 million decrease compared to December 31, 2020.

The healthcare sector of the loan portfolio totaled $3.3 billion or 15 percent of total loans. Healthcare loans decreased $15 million compared to December 31, 2020. Healthcare sector loans consist primarily of loans for the development and operation of senior housing and care facilities, including independent living, assisted living and skilled nursing. Generally we loan to borrowers with a portfolio of multiple facilities that serves to help diversify risks specific to a single facility. Healthcare also includes loans to hospitals and other medical service providers impacted by a deferral of elective procedures. The CARES Act includes multiple revenue enhancement measures for both hospitals and skilled nursing facilities as they manage through the risks of the virus.
The services sector of the loan portfolio decreased $87 million to $3.4 billion or 15 percent of total loans. Service sector loans consist of a large number of loans to a variety of businesses, including Native American tribal and state and local governments, Native American tribal casino operations, foundations and not-for-profit organizations, educational services and specialty trade contractors. Approximately $1.8 billion of the services category is made up of loans with individual balances of less than $10 million. Services sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

General business loans decreased $51 million to $2.7 billion or 12 percent of total loans. General business loans consist of $1.5 billion of wholesale/retail loans and $1.2 billion of loans from other commercial industries.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of $100 million or more and with three or more non-affiliated banks as participants. At March 31, 2021, the outstanding principal balance of these loans totaled $3.8 billion, including $1.6 billion of energy loans. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 20 percent of our shared national credits, based on dollars committed. We hold shared national credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

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

The commercial real estate loan balance as a percentage of our total loan portfolio has ranged from 20 percent to 22 percent over the past five years. The outstanding balance of commercial real estate loans decreased $195 million compared to December 31, 2020. Multifamily residential loans, our largest exposure in commercial real estate, decreased $100 million to $1.2 billion at March 31, 2021. Loans secured by other commercial real estate properties decreased $74 million to $485 million. Loans secured by industrial facilities decreased $21 million to $789 million. Loans secured by retail facilities and office buildings were largely unchanged compared to December 31, 2020.

Approximately 68 percent of loans in this segment are in our geographic footprint based on collateral location. The largest concentration of loans in this segment outside our footprint is Utah, totaling 8 percent of the segment, followed by California at 6 percent. All other states represent less than 5 percent individually.
Paycheck Protection Program
We are actively participating in programs initiated by the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), including the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP") that began on April 3, 2020. PPP provided fully forgivable loans when utilized for qualified expenditures, including to help small businesses maintain payrolls during the COVID-19 pandemic. These loans have a contractual term of two years, though most are expected to be forgiven prior to maturity after completion of a compliance period. Loans are guaranteed and amounts forgiven will be reimbursed to the Company by the SBA. The loans carry a rate of 1 percent. Interest plus loan fees, which vary depending on loan size, are accrued over the contractual life of the loan. Any unaccreted origination fees will be recognized when the loan is paid. The pace of forgiveness activity has been slower than initially anticipated.
The Company participated in the current round of PPP, originating $544 million of new PPP loans this quarter, maintaining a focus on our existing client base to timely support their needs. The newest round of loans has a contractual term of five years, but are expected to be forgiven prior to maturity.
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

Approximately 91 percent of the loans in this segment are secured by collateral located within our geographical footprint. Loans for which the collateral location is less relevant, such as unsecured loans are categorized by the borrower’s primary operating location.

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

Table 13-- Loans Managed by Primary Geographical Market
(In thousands)

	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020	Mar. 31, 2020
Texas:
Commercial	$5,748,345	$5,926,534	$6,135,471	$6,359,206	$6,350,690
Commercial real estate	1,511,714	1,519,217	1,523,226	1,413,108	1,296,266
Paycheck protection program	537,899	501,079	614,970	612,133	—
Loans to individuals	848,194	855,410	794,055	749,531	756,634
Total Texas	8,646,152	8,802,240	9,067,722	9,133,978	8,403,590

Oklahoma:
Commercial	2,975,477	3,144,782	3,332,244	3,489,259	3,886,086
Commercial real estate	597,840	597,733	608,448	596,419	593,473
Paycheck protection program	468,002	413,108	487,247	442,518	—
Loans to individuals	2,043,705	2,052,784	2,034,576	1,966,032	1,788,518
Total Oklahoma	6,085,024	6,208,407	6,462,515	6,494,228	6,268,077

Colorado:
Commercial	1,910,826	1,929,320	1,993,364	2,085,294	2,181,309
Commercial real estate	777,786	879,648	893,626	940,622	955,608
Paycheck protection program	436,540	377,111	494,910	488,279	—
Loans to individuals	264,759	264,295	257,832	265,359	268,674
Total Colorado	3,389,911	3,450,374	3,639,732	3,779,554	3,405,591

Arizona:
Commercial	1,207,089	1,219,072	1,218,769	1,346,037	1,396,582
Commercial real estate	667,766	726,111	702,291	698,818	714,161
Paycheck protection program	208,481	211,725	272,114	318,961	—
Loans to individuals	179,031	177,948	166,203	177,155	181,821
Total Arizona	2,262,367	2,334,856	2,359,377	2,540,971	2,292,564

Kansas/Missouri:
Commercial	421,974	455,914	493,606	481,162	556,255
Commercial real estate	395,590	366,821	352,663	314,926	310,799
Paycheck protection program	60,741	56,011	80,230	76,724	—
Loans to individuals	104,954	105,995	96,598	102,577	116,734
Total Kansas/Missouri	983,259	984,741	1,023,097	975,389	983,788

New Mexico:
Commercial	307,395	303,833	288,374	308,090	327,164
Commercial real estate	448,298	473,204	473,697	458,230	434,150
Paycheck protection program	124,059	109,881	133,244	128,058	—
Loans to individuals	70,491	75,665	79,890	83,470	87,110
Total New Mexico	950,243	962,583	975,205	977,848	848,424

Arkansas:
Commercial	86,678	98,080	103,878	89,462	97,889
Commercial real estate	104,353	135,804	139,749	132,021	145,628
Paycheck protection program	12,828	13,395	14,610	14,755	—
Loans to individuals	13,032	17,040	17,415	17,684	18,419
Total Arkansas	216,891	264,319	275,652	253,922	261,936

Total BOK Financial loans	$22,533,847	$23,007,520	$23,803,300	$24,155,890	$22,463,970

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

Table 14 – Off-Balance Sheet Credit Commitments
(In thousands)

	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020	Mar. 31, 2020
Loan commitments	$11,151,650	$10,967,546	$10,430,106	$10,298,572	$9,960,678
Standby letters of credit	713,834	681,467	678,136	693,177	683,516
Unpaid principal balance of residential mortgage loans sold with recourse	68,393	73,055	77,225	82,305	86,336
Unpaid principal balance of residential mortgage loans transferred into mortgage-backed securities guaranteed by U.S. Dept. of Veteran's Affairs	1,326,300	1,442,504	1,574,272	1,715,025	3,217,567
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

Derivative contracts are carried at fair value. At March 31, 2021, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $880 million compared to $625 million at December 31, 2020. At March 31, 2021, the net fair value of our derivative contracts included $466 million for energy contracts, $343 million for foreign exchange contracts and $70 million for interest rate swaps. The aggregate net fair value of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $865 million at March 31, 2021 and $600 million at December 31, 2020.

At March 31, 2021, total derivative assets were reduced by $840 thousand of cash collateral received from counterparties and total derivative liabilities were reduced by $504 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at March 31, 2021 follows in Table 15.

Table 15 -- Fair Value of Derivative Contracts
(In thousands)

Customers	$659,036
Banks and other financial institutions	220,462
Exchanges and clearing organizations	116
Fair value of customer risk management program asset derivative contracts, net	$879,614

At March 31, 2021, our largest derivative exposure was to a customer for an energy contract of $56 million.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equivalent to $47.17 per barrel of oil would decrease the fair value of derivative assets by $230 million, with dealer counterparties comprising the bulk of the assets. An increase in prices equivalent to $73.93 per barrel of oil would increase the fair value of derivative assets by $711 million as margin received falls faster than the asset values. Liquidity requirements of this program may also be affected by our credit rating. At March 31, 2021, a decrease in our credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $10 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of March 31, 2021, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.

Summary of Credit Loss Experience

Table 16 -- Summary of Credit Loss Experience
(In thousands)

	Three Months Ended
	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020	Mar. 31, 2020
Allowance for loan losses:
Beginning balance	$388,640	$419,777	435,597	315,311	210,759
CECL transition adjustment[1]	—	—	—	—	25,809
Beginning balance, adjusted	388,640	419,777	435,597	315,311	236,568
Loans charged off	(16,905)	(18,251)	(26,661)	(15,570)	(18,917)
Recoveries of loans previously charged off	2,437	1,592	4,232	1,491	1,696
Net loans charged off	(14,468)	(16,659)	(22,429)	(14,079)	(17,221)
Provision for credit losses	(21,770)	(14,478)	6,609	134,365	95,964
Ending balance	$352,402	$388,640	419,777	435,597	315,311

Accrual for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$36,921	$27,969	32,919	28,514	1,585
CECL transition adjustment	—	—	—	—	23,552
Beginning balance, adjusted	36,921	27,969	32,919	28,514	25,137
Provision for credit losses	(4,044)	8,952	(4,950)	4,405	3,377
Ending balance	$32,877	$36,921	27,969	32,919	28,514

Accrual for off-balance sheet credit risk associated with mortgage banking activities:
Beginning balance	$4,282	$5,246	6,041	9,660	4,820
CECL transition adjustment	—	—	—	—	10,915
Beginning balance, adjusted	4,282	5,246	6,041	9,660	15,735
Loans charged off	(32)	(41)	(25)	(44)	(55)
Provision for credit losses	885	(923)	(770)	(3,575)	(6,020)
Ending balance	$5,135	$4,282	5,246	6,041	9,660

Allowance for credit losses related to held-to-maturity (investment) securities:
Beginning balance	$688	$739	$1,628	$1,502	$—
CECL transition adjustment	—	—	—	—	1,052
Beginning balance, adjusted	688	739	1,628	1,502	1,052
Provision for credit losses	(71)	(51)	(889)	126	450
Ending balance	$617	$688	$739	$1,628	$1,502

Total provision for credit losses	$(25,000)	$(6,500)	$—	$135,195	$93,321

	Three Months Ended
	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020	Mar. 31, 2020
Net charge-offs (annualized) to average loans	0.25%	0.28%	0.37%	0.23%	0.31%
Net charge-offs (annualized) to average loans excluding PPP loans[2]	0.28%	0.31%	0.41%	0.25%	0.31%
Recoveries to gross charge-offs	14.42%	8.72%	15.87%	9.58%	8.97%
Provision for loan losses (annualized) to average loans	(0.38)%	(0.25)%	0.11%	2.23%	1.75%
Allowance for loan losses to loans outstanding at period-end	1.56%	1.69%	1.76%	1.80%	1.40%
Allowance for loan losses to loans outstanding at period-end excluding PPP loans[2]	1.70%	1.82%	1.93%	1.97%	1.40%
Accrual for unfunded loan commitments to loan commitments	0.29%	0.34%	0.27%	0.32%	0.29%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period-end	1.71%	1.85%	1.88%	1.94%	1.53%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period-end excluding PPP loans[2]	1.86%	2.00%	2.06%	2.12%	1.53%
1    Included $1.3 million related to measurement changes to the allowance attributed to outstanding loan balances and $24.5 million related to recognition of expected credit losses on acquired loans.
2    Metric meaningful due to the unique characteristics and short-term nature of the PPP loans.

Allowance for Loan Losses and Accrual for Off-Balance Sheet Credit Risk from Unfunded Loan Commitments
Expected credit losses on assets carried at amortized cost are recognized over their expected lives based on models that measure the probability of default and loss given default over a 12-month reasonable and supportable forecast period. Models incorporate base case, downside and upside macroeconomic variables such as real gross domestic product ("GDP") growth, civilian unemployment rate and West Texas Intermediate ("WTI") oil prices on a probability weighted basis. See Note 4 to the consolidated financial statements for additional discussion of methodology of allowance for loan losses.
A $25.0 million negative provision for credit losses was recorded the first quarter of 2021. Changes in our reasonable and supportable forecasts of macroeconomic variables, primarily due to an improved economic outlook related to the anticipated impact of the on-going COVID-19 pandemic, and other assumptions, resulted in a $31.1 million decrease in the allowance for credit losses from lending activities. Changes in the loan portfolio characteristics, including specific impairment and losses, loan balances and risk grading resulted in a $5.2 million increase in the allowance for credit losses from lending activities.

Our reasonable and supportable forecast of macroeconomic variables are significantly influenced by the COVID-19 pandemic developments and related government stimulus policies, which remain highly uncertain. A summary of macroeconomic variables considered in developing our estimate of expected credit losses at March 31, 2021 follows:

	Base	Downside	Upside
Scenario probability weighting	60%	30%	10%
COVID-19 trajectory	COVID-19 case levels continue to improve as virus immunity becomes more widespread and proves effective against new virus strains. Vaccine distribution continues to accelerate through the first half of 2021, with large share of U.S. population vaccinated by end of third quarter of 2021.	Trajectory of COVID-19 pandemic worsens as country experiences additional surges stemming from new virus strains; hotspots emerge throughout the second and third quarter of 2021 resulting in state/regional shutdowns, though a nation-wide shutdown is not re-implemented. The pace of vaccine distribution slows from current levels with widespread vaccination in the U.S. by the end of 2021.	COVID-19 case levels continue to improve as virus immunity becomes more widespread and proves effective against new virus strains. Vaccine distribution continues to accelerate through the first half of 2021, with large share of U.S. population vaccinated by end of third quarter of 2021.
Economic recovery (driven by COVID-19 trajectory)	Continued easing of restrictions and the release of pent-up consumer demand results in GDP growth above historical averages, recovering to pre-COVID levels in the second quarter of 2021.	Deteriorated COVID-19 situation, slow vaccine distribution and lack of additional fiscal stimulus in 2021 cause the economy to fall back into recession. GDP does not recover to pre-COVID-19 levels until second quarter of 2022.	Continued easing of restrictions and the release of pent-up consumer demand results in GDP growth above historical averages, recovering to pre-COVID levels in the second quarter of 2021.
Fiscal stimulus (driven by economic recovery)	No additional major COVID-focused relief packages are enacted in 2021.	No additional major COVID-focused relief packages are enacted in 2021.	No additional major COVID-focused relief packages are enacted in 2021.
Macro-economic factors
–GDP is forecasted to grow by 5.6 percent over the next 12 months.
–Civilian unemployment rate of 6.0 percent in the second quarter of 2021 improves to 5.0 percent by the first quarter of 2022.
–WTI oil prices are projected to generally follow the NYMEX forward curve that existed at the end of March 2021 and are expected to average $57.87 per barrel over the next 12 months.

–No GDP growth is forecasted over the next 12 months.
–Civilian unemployment rate of 6.8 percent in the second quarter of 2021 increases in the next two quarters then improving to 7.8 percent by the first quarter of 2022.
–WTI oil prices are projected to average $44.15 over the next 12 months.

–GDP is forecasted to grow by 7.1 percent over the next 12 months.
–Civilian unemployment rate of 5.7 percent in the second quarter of 2021 improves to 4.3 percent by the first quarter of 2022.
–WTI oil prices are projected to average $63.28 per barrel over the next 12 months.

Net charge-offs and changes in specific impairments attributed to certain credits required a $12.1 million provision during the first quarter of 2021. This provision was partially offset by a decrease in allowance related to lower outstanding loan balances. There was a slight increase in the provision for credit losses related to risk grading during the quarter. A summary of outstanding loan balances by risk grade is included in Note 4 to the Consolidated Financial Statements. Non-pass grade loans include other loans especially mentioned, defined by regulatory guidelines as loans that are currently performing in compliance with original terms but may have a potential weakness that deserves management’s close attention, accruing substandard loans, and nonaccruing loans. Non-pass grade loans totaled $860 million at March 31, a $164 million decrease from December 31. Non-pass graded loans were primarily composed of $524 million or 16 percent of energy loans, $108 million or 3 percent of services loans, $76 million or 3 percent of general business loans and $60 million or 1 percent of commercial real state loans.

The allowance for loan losses totaled $352 million or 1.56 percent of outstanding loans and 170 percent of nonaccruing loans at March 31, 2021, excluding residential mortgage loans guaranteed by U.S. government agencies. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $385 million or 1.71 percent of outstanding loans and 186 percent of nonaccruing loans at March 31, 2021. Excluding PPP loans, the allowance for loan losses was 1.70 percent of outstanding loans and the combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was 1.86 percent.

The allowance for credit losses attributed to energy was 3.29 percent of outstanding energy loans at March 31. Our semi-annual borrowing base redeterminations during the fourth quarter of 2020 were based on forward pricing curves that existed at that time, which resulted in credit quality migration at that time. While forward prices subsequently improved, the pricing environment remains fragile and tied to the continued economic recovery from the impact of the COVID-19 pandemic. We believe the duration of the downturn is a more significant factor affecting performance than the level of prices.

The company recorded a $6.5 million negative provision for credit losses in the fourth quarter of 2020. The allowance for loan losses was $389 million or 1.69 percent of outstanding loans and 171 percent of nonaccruing loans, excluding loans guaranteed by U.S. government agencies at December 31, 2020. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $426 million or 1.85 percent of outstanding loans and 188 percent of nonaccruing loans. Excluding PPP loans, the allowance for loan losses was 1.82 percent of outstanding loans and the combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was 2.00 percent.

Net Loans Charged Off

Net charge-offs of commercial loans were $13.7 million in the first quarter of 2021, primarily related to two energy production borrowers. Net commercial real estate loan charge-offs were $233 thousand and net charge-offs of loans to individuals were $566 thousand. Net charge-offs of loans to individuals include deposit account overdraft losses.

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

Table 17 -- Nonperforming Assets
(In thousands)

	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020	Mar. 31, 2020
Nonaccruing loans:
Commercial:
Energy	$101,800	$125,059	$126,816	$162,989	$96,448
Healthcare	3,187	3,645	3,645	3,645	4,070
Services	28,033	25,598	25,817	21,032	8,425
General business	14,053	12,857	13,675	14,333	9,681
Total commercial	147,073	167,159	169,953	201,999	118,624

Commercial real estate	27,243	27,246	12,952	13,956	8,545

Loans to individuals:
Residential mortgage	32,884	32,228	31,599	33,098	30,721
Residential mortgage guaranteed by U.S. government agencies	8,564	7,741	6,397	6,110	5,005
Personal	255	319	252	233	277
Total loans to individuals	41,703	40,288	38,248	39,441	36,003
Total nonaccruing loans	216,019	234,693	221,153	255,396	163,172
Accruing renegotiated loans guaranteed by U.S. government agencies	154,591	151,775	142,770	114,571	91,757
Real estate and other repossessed assets	70,911	90,526	52,847	35,330	36,744
Total nonperforming assets	$441,521	$476,994	$416,770	$405,297	$291,673
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$278,366	$317,478	$267,603	$284,616	$194,911

Allowance for loan losses to nonaccruing loans[1]	169.87%	171.24%	195.47%	174.74%	199.35%
Nonperforming assets to outstanding loans and repossessed assets	1.95%	2.07%	1.75%	1.68%	1.30%
Nonperforming assets to outstanding loans and repossessed assets excluding residential mortgage and PPP loans guaranteed by U.S. government agencies[1,2]	1.37%	1.51%	1.25%	1.31%	0.87%
Nonaccruing commercial loans to outstanding commercial loans	1.16%	1.28%	1.25%	1.43%	0.80%
Nonaccruing commercial real estate loans to outstanding commercial real estate loans	0.60%	0.58%	0.28%	0.31%	0.19%
Nonaccruing loans to individuals to outstanding loans to individuals[1]	1.07%	1.04%	1.04%	1.10%	1.03%
1     Excludes residential mortgages guaranteed by U.S. government agencies.
2     Excludes residential mortgage and PPP loans guaranteed by U.S. government agencies.

Excluding assets guaranteed by U.S. government agencies, nonperforming assets decreased $39 million from December 31, 2020, primarily due to a $23 million decrease in nonaccruing energy loans and a $20 million decrease in real estate and other repossessed assets. Newly identified nonaccruing loans totaled $25 million, offset by $26 million of payments and $17 million of charge-offs. The Company generally retains nonperforming assets to maximize potential recovery, which may cause future nonperforming assets to decrease more slowly.

A rollforward of nonperforming assets for the three months ended March 31, 2021 follows in Table 18.

Table 18 -- Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	March 31, 2021
	Nonaccruing Loans
	Commercial	Commercial Real Estate	Loan to Individuals	Total	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, December 31, 2020	$167,159	$27,246	$40,288	$234,693	$151,775	$90,526	$476,994
Additions	18,928	327	5,330	24,585	12,700	8,688	45,973
Payments	(23,669)	(67)	(2,522)	(26,258)	(699)	—	(26,957)
Charge-offs	(15,345)	(263)	(1,297)	(16,905)	—	—	(16,905)
Net gains (losses) and write-downs	—	—	—	—	—	13,158	13,158
Foreclosure of nonperforming loans	—	—	(147)	(147)	—	147	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(226)	(226)	(122)	—	(348)
Proceeds from sales	—	—	—	—	(8,914)	(41,608)	(50,522)
Net transfers to nonaccruing loans	—	—	424	424	(424)	—	—
Return to accrual status	—	—	(147)	(147)	—	—	(147)
Other, net	—	—	—	—	275	—	275
Balance, March 31, 2021	$147,073	$27,243	$41,703	$216,019	$154,591	$70,911	$441,521

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

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets totaled $71 million at March 31, 2021, composed primarily of $48 million of oil and gas properties, including a consolidated limited liability corporation that is 60% owned by the Company and 40% owned by an unrelated financial institution. The remaining balance of real estate and repossessed assets included $18 million of developed commercial real estate, $2.4 million of undeveloped land primarily zoned for commercial development, $1.7 million of equipment and $498 thousand of 1-4 family residential properties. Real estate and other repossessed assets totaled $91 million at December 31, 2020. The decrease compared to December 31 was primarily due to the sale of certain repossessed oil and gas properties.

Liquidity and Capital

Based on the average balances for the first quarter of 2021, approximately 73 percent of our funding was provided by deposit accounts, 12 percent from borrowed funds, less than 1 percent from long-term subordinated debt and 10 percent from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Average deposits for the first quarter of 2021 totaled $36.5 billion, a $1.0 billion increase over the fourth quarter of 2020. Continued deposit growth was primarily due to customers maintaining higher balances in the current economic environment, supplemented by inflows from government stimulus payments. Interest-bearing transaction account balances increased $715 million. Demand deposits increased $177 million while certificate of deposit balances increased $56 million.

Table 19 - Average Deposits by Line of Business
(In thousands)

	Three Months Ended
	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020	Mar. 31, 2020
Commercial Banking	$16,130,168	$15,373,673	$15,375,450	$14,599,225	$11,907,386
Consumer Banking	8,082,443	7,993,971	7,940,973	7,587,246	6,869,481
Wealth Management	9,706,295	9,589,814	9,090,116	8,385,681	7,623,986
Subtotal	33,918,906	32,957,458	32,406,539	30,572,152	26,400,853
Funds Management and other	2,603,210	2,565,171	2,233,394	2,078,802	1,794,715
Total	$36,522,116	$35,522,629	$34,639,933	$32,650,954	$28,195,568

Average Commercial Banking deposit balances increased $756 million over the fourth quarter of 2020. Interest-bearing transaction account balances increased $472 million. Demand deposit balances were up $134 million. Time deposits increased $152 million compared to the prior quarter. Commercial customers continue to retain large cash reserves primarily due to a combination of factors including uncertainty about the economic environment and potential for growth, lack of preferable liquid alternatives and a desire to minimize deposit service charges through the earnings credit. The earnings credit is a non-cash method that enables commercial customers to offset deposit service charges based on account balances. Commercial deposit balances may decrease as the economic outlook improves and if short-term rates move higher, enhancing their investment alternatives.

Average Consumer Banking deposit balances increased $88 million over the prior quarter. A $64 million increase in interest-bearing transaction deposit balances and a $52 million increase in savings account balances were partially offset by a $31 million decrease in time deposit balances. Demand deposit balances were largely unchanged compared to the prior quarter.

Average Wealth Management deposits increased $116 million over the fourth quarter of 2020, primarily due to interest-bearing transaction accounts. Demand deposit balances were also up, offset by lower time deposit balances.

Average time deposits for the first quarter of 2021 included $91 million of brokered deposits, an $8.4 million increase compared to the fourth quarter of 2020. Average interest-bearing transaction accounts for the first quarter included $2.3 billion of brokered deposits, a $37 million decrease compared to the fourth quarter of 2020.

The distribution of our period end deposit account balances among principal markets follows in Table 20.

Table 20 -- Period End Deposits by Principal Market Area
(In thousands)

	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020	Mar. 31, 2020
Oklahoma:
Demand	$4,822,895	$4,328,619	$4,493,691	$4,378,559	$3,669,558
Interest-bearing:
Transaction	12,827,914	12,603,603	12,586,401	11,438,489	9,955,697
Savings	487,862	420,996	401,062	387,557	329,631
Time	1,197,517	1,134,453	1,081,176	1,330,619	1,137,802
Total interest-bearing	14,513,293	14,159,052	14,068,639	13,156,665	11,423,130
Total Oklahoma	19,336,188	18,487,671	18,562,330	17,535,224	15,092,688

Texas:
Demand	3,593,510	3,450,468	3,152,393	3,070,955	2,767,399
Interest-bearing:
Transaction	4,257,390	3,800,482	3,482,603	3,358,090	2,874,362
Savings	154,406	139,173	136,787	128,892	115,039
Time	368,086	383,062	438,337	476,867	505,565
Total interest-bearing	4,779,882	4,322,717	4,057,727	3,963,849	3,494,966
Total Texas	8,373,392	7,773,185	7,210,120	7,034,804	6,262,365

Colorado:
Demand	2,115,354	2,168,404	2,057,603	2,096,075	1,579,764
Interest-bearing:
Transaction	2,100,135	2,170,485	1,861,763	1,816,604	1,759,384
Savings	73,446	69,384	68,230	67,477	58,000
Time	204,973	208,778	226,780	254,845	279,105
Total interest-bearing	2,378,554	2,448,647	2,156,773	2,138,926	2,096,489
Total Colorado	4,493,908	4,617,051	4,214,376	4,235,001	3,676,253

New Mexico:
Demand	1,131,713	941,074	964,908	965,877	750,052
Interest-bearing:
Transaction	736,923	733,007	713,418	752,565	563,891
Savings	103,591	91,646	85,463	80,242	67,553
Time	181,863	186,307	200,525	222,370	235,778
Total interest-bearing	1,022,377	1,010,960	999,406	1,055,177	867,222
Total New Mexico	2,154,090	1,952,034	1,964,314	2,021,054	1,617,274

	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020	Mar. 31, 2020
Arizona:
Demand	915,439	905,201	928,671	985,757	665,396
Interest-bearing:
Transaction	835,795	768,220	771,319	780,500	729,603
Savings	13,235	12,174	11,498	15,669	8,832
Time	30,997	32,721	36,929	42,318	47,081
Total interest-bearing	880,027	813,115	819,746	838,487	785,516
Total Arizona	1,795,466	1,718,316	1,748,417	1,824,244	1,450,912

Kansas/Missouri:
Demand	478,370	426,738	405,360	427,795	318,985
Interest-bearing:
Transaction	991,510	960,237	616,797	526,635	537,552
Savings	18,686	16,286	15,520	15,033	12,888
Time	13,898	14,610	16,430	17,746	19,137
Total interest-bearing	1,024,094	991,133	648,747	559,414	569,577
Total Kansas/Missouri	1,502,464	1,417,871	1,054,107	987,209	888,562

Arkansas:
Demand	45,889	45,834	44,712	67,147	70,428
Interest-bearing:
Transaction	141,207	122,388	164,439	177,535	175,803
Savings	3,000	2,333	2,389	2,101	1,862
Time	7,022	7,197	7,796	7,995	8,005
Total interest-bearing	151,229	131,918	174,624	187,631	185,670
Total Arkansas	197,118	177,752	219,336	254,778	256,098
Total BOK Financial deposits	$37,852,626	$36,143,880	$34,973,000	$33,892,314	$29,244,152

In addition to deposits, liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country. The Company has no wholesale federal funds purchased at March 31, 2021. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale and trading securities. Federal Home Loan Bank borrowings are generally short-term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and agency mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $1.8 billion during the quarter, compared to $3.2 billion in the fourth quarter of 2020.

On April 13, 2020, the banking agencies published an interim final rule which permits banking organizations to exclude from regulatory capital requirements PPP covered loans pledged to the Federal Reserve's Paycheck Protection Program Liquidity Facility ("PPLF"). The Company initially funded PPP loans from deposits and Federal Home Loan Bank borrowings, but transitioned to the PPLF in June 2020 in order to realize this regulatory capital relief.

At March 31, 2021, the estimated unused credit available to BOKF, NA from collateralized sources was approximately $17.6 billion.

A summary of other borrowings for BOK Financial on a consolidated basis follows in Table 21.

Table 21 -- Borrowed Funds
(In thousands)

		Three Months Ended March 31, 2021				Three Months Ended Dec. 31, 2020
	Mar. 31, 2021	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	Dec. 31, 2020	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter

Funds purchased	236,151	874,576	0.39%	542,465	769,365	1,270,485	0.40%	916,171
Repurchase agreements	559,010	1,955,801	0.11%	1,073,237	893,021	882,769	0.11%	893,021
Other borrowings:
Federal Home Loan Bank advances	—	1,836,667	0.29%	1,400,000	200,000	3,240,217	0.35%	1,500,000
GNMA repurchase liability	14,044	20,979	4.08%	23,856	19,500	26,096	3.98%	27,482
Paycheck protection program liquidity facility	1,662,598	1,505,930	0.35%	1,662,598	1,635,963	1,897,932	0.35%	1,995,322
Other	31,875	28,771	5.59%	31,875	27,507	29,411	5.99%	30,907
Total other borrowings	1,708,517	3,392,347	0.39%		1,882,970	5,193,656	0.42%
Subordinated debentures[1]	276,024	276,015	4.92%	276,024	276,005	275,998	4.87%	276,005
Total other borrowed funds and subordinated debentures	$2,779,702	$6,498,739	0.50%		$3,821,361	$7,622,908	0.54%
1 Parent Company only.
BOKF, NA also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold in GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors.

Parent Company

At March 31, 2021, cash and interest-bearing cash and cash equivalents held by the parent company totaled $140 million. The primary sources of liquidity for BOK Financial are cash on hand and dividends from BOKF, NA. Dividends from the bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At March 31, 2021, based upon the most restrictive limitations as well as management's internal capital policy, BOKF, NA could declare up to $474 million of dividends without regulatory approval. Dividend constraints may be alleviated through increases in retained earnings, capital issuances or changes in risk weighted assets. Future losses or increases in required regulatory capital at the bank could affect its ability to pay dividends to the parent company.

Our equity capital at March 31, 2021 was $5.3 billion, a $29 million decrease compared to December 31, 2020. Net income less cash dividends paid increased equity $110 million during the first quarter of 2021. Changes in interest rates resulted in a $114 million decrease in accumulated other comprehensive gain compared to December 31, 2020. We also repurchased $20 million of common stock during the first quarter of 2021. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings including expected benefits from lower federal income tax rates, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt or perpetual preferred stock issuance, share repurchase and stock and cash dividends.

On April 30, 2019, the board of directors authorized the Company to purchase up to five million common shares, subject to market conditions, securities law and other regulatory compliance limitations. As of March 31, 2021, 2,233,813 shares have been repurchased under this authorization. The Company repurchased 260,000 shares of common stock at an average price of $77.20 a share in the first quarter of 2021. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.

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

In March 2020, in response to the impact on the financial markets by the COVID-19 pandemic, the banking agencies issued an interim final rule permitting banking organizations that implement CECL the option to delay for two years an estimate of the CECL methodology's effect on regulatory capital, followed by a three-year transition period. The estimate includes the implementation date adjustment as of January 1, 2020 plus an estimate of the impact of the change for a two year period following implementation of CECL. We have elected to delay the regulatory capital impact of the transition in accordance with the interim final rule. Deferral of the impact of CECL added 23 basis points to the Company's Common equity Tier 1 capital at March 31, 2021.

The capital ratios for BOK Financial on a consolidated basis are presented in Table 22.

Table 22 -- Capital Ratios

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer	Mar. 31, 2021	Dec. 31, 2020	Mar. 31, 2020
Risk-based capital:
Common equity Tier 1	4.50%	2.50%	7.00%	12.14%	11.95%	10.98%
Tier 1 capital	6.00%	2.50%	8.50%	12.21%	11.95%	10.98%
Total capital	8.00%	2.50%	10.50%	13.98%	13.82%	12.65%
Tier 1 Leverage	4.00%	N/A	4.00%	8.42%	8.28%	8.15%

Average total equity to average assets				10.48%	10.38%	10.73%
Tangible common equity ratio				8.82%	9.02%	8.39%

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

Table 23 provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 23 -- Non-GAAP Measure
(Dollars in thousands)

	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020	Mar. 31, 2020
Tangible common equity ratio:
Total shareholders' equity	$5,239,462	$5,266,266	$5,218,787	$5,096,995	$5,026,248
Less: Goodwill and intangible assets, net	1,158,676	1,161,527	1,166,615	1,171,686	1,169,898
Tangible common equity	4,080,786	4,104,739	4,052,172	3,925,309	3,856,350
Total assets	47,442,513	46,671,088	46,067,224	45,819,874	47,119,162
Less: Goodwill and intangible assets, net	1,158,676	1,161,527	1,166,615	1,171,686	1,169,898
Tangible assets	$46,283,837	$45,509,561	$44,900,609	$44,648,188	$45,949,264
Tangible common equity ratio	8.82%	9.02%	9.02%	8.79%	8.39%

Pre-provision net revenue:
Net income before taxes	$186,690	$199,847	$204,644	$80,089	$79,284
Provision for expected credit losses	(25,000)	(6,500)	—	135,321	93,771
Net income (loss) attributable to non-controlling interests	(1,752)	485	58	(407)	(95)
Pre-provision net revenue	$163,442	$192,862	$204,586	$215,817	$173,150

Pre-provision net revenue is a measure of revenue less expenses, and is calculated before provision for credit losses and income tax expense. This financial measure is frequently used by investors and analysts to enable them to assess a company's ability to generate earnings to cover credit losses through a credit cycle. It also provides an additional basis for comparing the results of operations between periods by isolating the impact of the provision for credit losses, which can vary significantly between periods.

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

Table 24 -- Interest Rate Sensitivity
(Dollars in thousands)

	200 bp Increase		100 bp Decrease[1]
	March 31,		March 31,
	2021	2020	2021	2020
Anticipated impact over the next twelve months on net interest revenue	$27,784	$(10,523)	N/A	N/A
	2.64%	(1.02)%	N/A	N/A
1 The results of a decrease in the current low-rate environment are not meaningful.

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

Table 25 -- MSR Asset and Hedge Sensitivity Analysis
(Dollars in thousands)

	March 31,
	2021		2020
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
MSR Asset	$26,731	$(33,289)	$36,430	$(18,051)
MSR Hedge	(31,621)	29,949	(27,134)	26,900
Net Exposure	(4,890)	(3,340)	9,296	8,849

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

Table 26 -- Mortgage Pipeline Sensitivity Analysis
(Dollars in thousands)

	Three Months Ended March 31,
	2021		2020
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(647)	$(612)	$(211)	$(166)
Low[2]	(17)	(58)	582	998
High[3]	(1,244)	(1,097)	(1,344)	(1,483)
Period End	(564)	(422)	(758)	(262)
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

Table 27 -- Trading Sensitivity Analysis
(Dollars in thousands)

	Three Months Ended March 31,
	2021		2020
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(2,572)	$3,553	$(4,663)	$7,326
Low[2]	5,818	8,801	(638)	15,309
High[3]	(7,054)	(4,618)	(11,506)	2,891
Period End	(6,548)	7,756	(5,987)	6,400
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
On March 5, 2021, the Financial Conduct Authority officially confirmed the adoption of recommendations made in November of 2020 by the ICE Benchmark Administration (IBA), the FCA-regulated and authorized administrator of LIBOR. At that time, the IBA had announced its intention to cease USD LIBOR for one-week and two-month tenors at the end of 2021, but to extend the anticipated cessation date for the remaining USD LIBOR tenors to the end of June 2023. Regulators were supportive and issued a joint statement that communicated their expectation for banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.
Management has established a LIBOR Transition Working Group (the “Group”) whose purpose is to guide the overall transition process for the company. The Group is an internal, cross-functional team with representatives from all business lines, support and control functions and legal counsel. Key loan provisions have been modified to ensure that new and renewed loans include appropriate LIBOR fallback language to ensure the smoothest possible transition from LIBOR to the new benchmark when such transition occurs. All direct exposures resulting from existing financial contracts that mature after planned cessation dates have been inventoried and are monitored on an ongoing basis. Remediation of these exposures will be consistent with industry timing. The Group has also inventoried indirect LIBOR exposures within the Company's systems, models and processes, and remediation of critical items is well underway.
Consistent with the regulatory guidance, the Company plans to cease originating loans indexed to LIBOR later this year, and in any event, no later than December 31, 2021. There are currently several viable alternative reference rates that we are evaluating to replace LIBOR. We do not currently expect there to be a material financial impact to the Company or our customers regardless of which index or indices the Company selects to replace LIBOR later this year.

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

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)	Three Months Ended
	March 31,
Interest revenue	2021	2020
Loans	$197,574	$243,218
Residential mortgage loans held for sale	1,380	1,123
Trading securities	35,922	11,760
Investment securities	2,726	3,121
Available for sale securities	58,608	69,720
Fair value option securities	496	11,708
Restricted equity securities	1,359	5,894
Interest-bearing cash and cash equivalents	174	2,393
Total interest revenue	298,239	348,937
Interest expense
Deposits	9,850	46,159
Borrowed funds	4,622	37,785
Subordinated debentures	3,347	3,633
Total interest expense	17,819	87,577
Net interest revenue	280,420	261,360
Provision for credit losses	(25,000)	93,771
Net interest revenue after provision for credit losses	305,420	167,589
Other operating revenue
Brokerage and trading revenue	20,782	50,779
Transaction card revenue	22,430	21,881
Fiduciary and asset management revenue	41,322	44,458
Deposit service charges and fees	24,209	26,130
Mortgage banking revenue	37,113	37,167
Other revenue	16,296	12,309
Total fees and commissions	162,152	192,724
Other gains (losses), net	(3,036)	(10,741)
Gain (loss) on derivatives, net	(27,650)	18,420
Gain (loss) on fair value option securities, net	(1,910)	68,393
Change in fair value of mortgage servicing rights	33,874	(88,480)
Gain on available for sale securities, net	467	3
Total other operating revenue	163,897	180,319
Other operating expense
Personnel	173,010	156,181
Business promotion	2,154	6,215
Charitable contributions to BOKF Foundation	4,000	—
Professional fees and services	11,980	12,948
Net occupancy and equipment	26,662	26,061
Insurance	4,620	4,980
Data processing and communications	37,467	32,743
Printing, postage and supplies	3,440	4,272
Net losses (gains) and operating expenses of repossessed assets	(6,588)	1,531
Amortization of intangible assets	4,807	5,094
Mortgage banking costs	13,943	10,545
Other expense	7,132	8,054
Total other operating expense	282,627	268,624
Net income before taxes	186,690	79,284
Federal and state income taxes	42,382	17,300
Net income	144,308	61,984
Net loss attributable to non-controlling interests	(1,752)	(95)
Net income attributable to BOK Financial Corporation shareholders	$146,060	$62,079
Earnings per share:
Basic	$2.10	$0.88
Diluted	$2.10	$0.88
Average shares used in computation:
Basic	69,137,375	70,123,685
Diluted	69,141,710	70,130,166
Dividends declared per share	$0.52	$0.51

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended
	March 31,
	2021	2020
Net income	$144,308	$61,984
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	(150,131)	297,843
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(467)	(3)
Other comprehensive income (loss) before income taxes	(150,598)	297,840
Federal and state income taxes	(36,139)	71,471
Other comprehensive income (loss), net of income taxes	(114,459)	226,369
Comprehensive income	29,849	288,353
Comprehensive loss attributable to non-controlling interests	(1,752)	(95)
Comprehensive income attributable to BOK Financial Corp. shareholders	$31,601	$288,448

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(In thousands, except share data)

	Mar. 31, 2021	Dec. 31, 2020
	(Unaudited)	(Footnote 1)
Assets
Cash and due from banks	$723,983	$798,757
Interest-bearing cash and cash equivalents	695,213	381,816
Trading securities	5,085,949	4,707,975
Investment securities, net of allowance (fair value: March 31, 2021 – $252,707; December 31, 2020 – $272,431)	226,121	244,843
Available for sale securities	13,410,057	13,050,665
Fair value option securities	72,498	114,982
Restricted equity securities	139,614	171,391
Residential mortgage loans held for sale	284,447	252,316
Loans	22,533,847	23,007,520
Allowance for loan losses	(352,402)	(388,640)
Loans, net of allowance	22,181,445	22,618,880
Premises and equipment, net	555,455	551,308
Receivables	250,852	245,880
Goodwill	1,048,091	1,048,091
Intangible assets, net	110,585	113,436
Mortgage servicing rights	132,915	101,172
Real estate and other repossessed assets, net of allowance (March 31, 2021 – $15,507; December 31, 2020 – $15,060)	70,911	90,526
Derivative contracts, net	1,289,156	810,688
Cash surrender value of bank-owned life insurance	401,320	398,758
Receivable on unsettled securities sales	67,759	62,386
Other assets	696,142	907,218
Total assets	$47,442,513	$46,671,088

Liabilities and Equity
Liabilities:
Noninterest-bearing demand deposits	$13,103,170	$12,266,338
Interest-bearing deposits:
Transaction	21,890,874	21,158,422
Savings	854,226	751,992
Time	2,004,356	1,967,128
Total deposits	37,852,626	36,143,880
Funds purchased and repurchase agreements	795,161	1,662,386
Other borrowings	1,708,517	1,882,970
Subordinated debentures	276,024	276,005
Accrued interest, taxes and expense	290,328	323,667
Derivative contracts, net	719,556	405,779
Due on unsettled securities purchases	106,835	257,627
Other liabilities	431,122	427,213
Total liabilities	42,180,169	41,379,527
Shareholders' equity:
Common stock ($0.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: March 31, 2021 – 76,244,164; December 31, 2020 – 75,995,205)	5	5
Capital surplus	1,371,735	1,368,062
Retained earnings	4,083,543	3,973,675
Treasury stock (shares at cost: March 31, 2021 – 6,686,291; December 31, 2020 – 6,357,605)	(437,230)	(411,344)
Accumulated other comprehensive gain	221,409	335,868
Total shareholders’ equity	5,239,462	5,266,266
Non-controlling interests	22,882	25,295
Total equity	5,262,344	5,291,561
Total liabilities and equity	$47,442,513	$46,671,088

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited)
(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, December 31, 2020	75,995	$5	$1,368,062	$3,973,675	6,358	$(411,344)	$335,868	$5,266,266	$25,295	$5,291,561
Net income (loss)	—	—	—	146,060	—	—	—	146,060	(1,752)	144,308
Other comprehensive loss	—	—	—	—	—	—	(114,459)	(114,459)	—	(114,459)
Repurchase of common stock	—	—	—	—	260	(20,071)	—	(20,071)	—	(20,071)
Share-based compensation plans:
Stock options exercised	17	—	949	—	—	—	—	949	—	949
Non-vested shares awarded, net	232	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	68	(5,815)	—	(5,815)	—	(5,815)
Share-based compensation	—	—	2,724	—	—	—	—	2,724	—	2,724
Cash dividends on common stock	—	—	—	(36,192)	—	—	—	(36,192)	—	(36,192)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(661)	(661)
Balance, March 31, 2021	76,244	$5	$1,371,735	$4,083,543	6,686	$(437,230)	$221,409	$5,239,462	$22,882	$5,262,344

Balance, December 31, 2019	75,759	$5	$1,350,995	$3,729,778	5,179	$(329,906)	$104,923	$4,855,795	$8,124	$4,863,919
Transition adjustment - CECL	—	—	—	(46,696)	—	—	—	(46,696)	—	(46,696)
Balance, January 1, 2020	75,759	$5	$1,350,995	$3,683,082	5,179	$(329,906)	$104,923	$4,809,099	$8,124	$4,817,223
Net income (loss)	—	—	—	62,079	—	—	—	62,079	(95)	61,984
Other comprehensive income	—	—	—	—	—	—	226,369	226,369	—	226,369
Repurchase of common stock	—	—	—	—	442	(33,380)	—	(33,380)	—	(33,380)
Share-based compensation plans:
Stock options exercised	10	—	586	—	—	—	—	586	—	586
Non-vested shares awarded, net	232	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	71	(5,608)	—	(5,608)	—	(5,608)
Share-based compensation	—	—	3,245	—	—	—	—	3,245	—	3,245
Cash dividends on common stock	—	—	—	(36,142)	—	—	—	(36,142)	—	(36,142)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(117)	(117)
Balance, March 31, 2020	76,001	$5	$1,354,826	$3,709,019	5,692	$(368,894)	$331,292	$5,026,248	$7,912	$5,034,160

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash Flows From Operating Activities:
Net income	$144,308	$61,984
Adjustments to reconcile net income to net cash provided used in operating activities:
Provision for credit losses	(25,000)	93,771
Change in fair value of mortgage servicing rights due to market assumption changes	(33,874)	88,480
Change in the fair value of mortgage servicing rights due to principal payments	11,961	8,019
Net unrealized (gains) losses from derivative contracts	92,502	15,369
Share-based compensation	2,724	3,245
Depreciation and amortization	24,918	23,198
Net amortization of discounts and premiums	4,853	2,013
Net losses (gains) on financial instruments and other losses (gains), net	(10,587)	10,742
Net gain on mortgage loans held for sale	(19,045)	(13,278)
Mortgage loans originated for sale	(843,053)	(548,956)
Proceeds from sale of mortgage loans held for sale	836,209	548,077
Capitalized mortgage servicing rights	(9,830)	(5,441)
Change in trading and fair value option securities	(335,624)	(1,092,249)
Change in receivables	15,650	(1,107,130)
Change in other assets	(24,991)	(24,503)
Change in other liabilities	(49,998)	193,857
Net cash used in operating activities	(218,877)	(1,742,802)
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	18,624	19,079
Proceeds from maturities or redemptions of available for sale securities	877,257	394,205
Purchases of available for sale securities	(1,451,909)	(1,552,914)
Proceeds from sales of available for sale securities	56,037	26,894
Change in amount receivable on unsettled available for sale securities transactions	(26,130)	(22,113)
Loans originated, net of principal collected	498,667	(729,881)
Net payments on derivative asset contracts	(7,016)	(98,215)
Net change in restricted equity securities	31,777	70,510
Proceeds from disposition of assets	43,739	15,282
Purchases of assets	(63,110)	(40,295)
Net cash used in investing activities	(22,064)	(1,917,448)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	1,671,518	1,608,360
Net change in time deposits	37,228	14,624
Net change in other borrowed funds	(1,078,174)	1,747,640
Net proceeds on derivative liability contracts	8,437	82,126
Net change in derivative margin accounts	2,995	(163,911)
Change in amount due on unsettled available for sale securities transactions	(101,311)	160,211
Issuance of common and treasury stock, net	(4,866)	(5,022)
Repurchase of common stock	(20,071)	(33,380)
Dividends paid	(36,192)	(36,142)
Net cash provided by financing activities	479,564	3,374,506
Net increase (decrease) in cash and cash equivalents	238,623	(285,744)
Cash and cash equivalents at beginning of period	1,180,573	1,258,821
Cash and cash equivalents at end of period	$1,419,196	$973,077

Supplemental Cash Flow Information:
Cash paid for interest	$16,743	$87,468
Cash paid for taxes	$852	$853
Net loans and bank premises transferred to repossessed real estate and other assets	$147	$18,474
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	$36,496	$20,277
Conveyance of other real estate owned guaranteed by U.S. government agencies	$1,448	$5,694
Right-of-use assets obtained in exchange for operating lease liabilities	$1,191	$7,108

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

The financial information should be read in conjunction with BOK Financial’s 2020 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2020 have been derived from the audited financial statements included in BOK Financial’s 2020 Form 10-K but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities are as follows (in thousands):

	March 31, 2021		December 31, 2020
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government securities	$33,613	$(239)	$9,183	$—
Residential agency mortgage-backed securities	5,003,163	(10,647)	4,669,148	(3,624)
Municipal securities	27,047	(49)	19,172	42
Other debt securities	22,126	(30)	10,472	22
Total trading securities	$5,085,949	$(10,965)	$4,707,975	$(3,560)
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	March 31, 2021
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
Municipal securities	$216,047	$241,278	$25,395	$(164)
Residential agency mortgage-backed securities	8,477	9,216	739	—
Other debt securities	2,214	2,213	—	(1)
Total investment securities	226,738	252,707	26,134	(165)
Allowance for credit losses	(617)
Investment securities, net of allowance	$226,121	$252,707	$26,134	$(165)

	December 31, 2020
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
Municipal securities	$229,245	$255,270	$26,169	$(144)
Residential agency mortgage-backed securities	8,913	9,790	877	—
Other debt securities	7,373	7,371	—	(2)
Total investment securities	245,531	272,431	27,046	(146)
Allowance for credit losses	(688)
Investment securities, net of allowance	$244,843	$272,431	$27,046	$(146)

The amortized cost and fair values of investment securities at March 31, 2021, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$27,143	$76,456	$106,311	$8,351	$218,261	4.95
Fair value	27,866	85,490	121,763	8,372	243,491
Residential mortgage-backed securities:
Amortized cost					$8,477	2
Fair value					9,216
Total investment securities:
Amortized cost					$226,738
Fair value					252,707
1Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.4 years based upon current prepayment assumptions.

Temporarily Impaired Investment Securities
(in thousands):

	March 31, 2021
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	6	$2,440	$51	$2,035	$113	$4,475	$164
Other debt securities	1	25	1	—	—	25	1
Total investment securities	7	$2,465	$52	$2,035	$113	$4,500	$165

	December 31, 2020
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	6	$2,451	$40	$2,043	$104	$4,494	$144
Other debt securities	2	250	1	25	1	275	2
Total investment securities	8	$2,701	$41	$2,068	$105	$4,769	$146

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	March 31, 2021
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$500	$506	$6	$—
Municipal securities	248,016	245,657	1,422	(3,781)
Mortgage-backed securities:
Residential agency	9,483,601	9,705,314	266,968	(45,255)
Residential non-agency	15,890	31,382	15,492	—
Commercial agency	3,371,333	3,426,727	74,722	(19,328)
Other debt securities	500	471	—	(29)
Total available for sale securities	$13,119,840	$13,410,057	$358,610	$(68,393)

	December 31, 2020
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$500	$508	$8	$—
Municipal securities	165,318	167,979	2,666	(5)
Mortgage-backed securities:
Residential agency	9,019,013	9,340,471	328,183	(6,725)
Residential non-agency	17,563	32,770	15,207	—
Commercial agency	3,406,956	3,508,465	103,590	(2,081)
Other debt securities	500	472	—	(28)
Total available for sale securities	$12,609,850	$13,050,665	$449,654	$(8,839)

The amortized cost and fair values of available for sale securities at March 31, 2021, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$71,119	$1,562,072	$1,379,950	$607,208	$3,620,349	7.76
Fair value	71,223	1,610,227	1,373,270	618,641	3,673,361
Residential mortgage-backed securities:
Amortized cost					$9,499,491	2
Fair value					9,736,696
Total available-for-sale securities:
Amortized cost					$13,119,840
Fair value					13,410,057
1Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 3.9 years based upon current prepayment assumptions.

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Proceeds	$56,037	$26,894
Gross realized gains	473	3
Gross realized losses	(6)	—
Related federal and state income tax expense (benefit)	119	1

The fair value of debt securities pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was $11.2 billion at March 31, 2021 and $11.6 billion at December 31, 2020. The secured parties do not have the right to sell or repledge these securities.

Temporarily Impaired Available for Sale Securities
(in thousands)

	March 31, 2021
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal securities	81	$186,267	$3,781	$—	$—	$186,267	$3,781
Mortgage-backed securities:
Residential agency	90	3,005,975	44,828	139,714	427	3,145,689	45,255
Commercial agency	60	711,113	18,623	305,406	705	1,016,519	19,328
Other debt securities	1	—	—	471	29	471	29
Total available for sale securities	232	$3,903,355	$67,232	$445,591	$1,161	$4,348,946	$68,393

	December 31, 2020
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal securities	1	$6,166	$5	$—	$—	$6,166	$5
Mortgage-backed securities:
Residential agency	38	786,890	6,605	160,747	120	947,637	6,725
Commercial agency	37	350,506	1,587	277,627	494	628,133	2,081
Other debt securities	1	—	—	472	28	472	28
Total available for sale securities	77	$1,143,562	$8,197	$438,846	$642	$1,582,408	$8,839

Based on evaluations of impaired securities as of March 31, 2021, the Company does not intend to sell any impaired available for sale debt securities before fair value recovers to the current amortized cost and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

Fair Value Option Securities

Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the Consolidated Balance Sheets. Changes in the fair value are recognized in earnings as they occur. Certain securities are held as an economic hedge of the mortgage servicing rights.

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	March 31, 2021		December 31, 2020
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Residential agency mortgage-backed securities	$72,498	$3,233	$114,982	$4,463

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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at March 31, 2021 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$3,221,571	$79,353	$(9,135)	$70,218	$—	$70,218
Energy contracts	3,930,367	618,401	(152,837)	465,564	—	465,564
Agricultural contracts	32,893	1,629	(1,513)	116	—	116
Foreign exchange contracts	346,897	343,101	—	343,101	(540)	342,561
Equity option contracts	65,678	1,455	—	1,455	(300)	1,155
Total customer risk management programs	7,597,406	1,043,939	(163,485)	880,454	(840)	879,614
Trading	67,796,867	785,765	(380,313)	405,452	(774)	404,678
Internal risk management programs	801,025	17,301	(12,437)	4,864	—	4,864
Total derivative contracts	$76,195,298	$1,847,005	$(556,235)	$1,290,770	$(1,614)	$1,289,156

	Liabilities
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$3,221,571	$79,619	$(9,135)	$70,484	$(60,429)	$10,055
Energy contracts	3,897,430	602,728	(152,837)	449,891	(443,933)	5,958
Agricultural contracts	32,893	1,609	(1,513)	96	—	96
Foreign exchange contracts	347,166	343,134	—	343,134	(24)	343,110
Equity option contracts	65,678	1,455	—	1,455	—	1,455
Total customer risk management programs	7,564,738	1,028,545	(163,485)	865,060	(504,386)	360,674
Trading	66,746,760	834,430	(380,313)	454,117	(99,371)	354,746
Internal risk management programs	1,064,473	21,036	(12,437)	8,599	(4,463)	4,136
Total derivative contracts	$75,375,971	$1,884,011	$(556,235)	$1,327,776	$(608,220)	$719,556
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at December 31, 2020 (in thousands):

	Assets
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$3,212,469	$113,524	$(144)	$113,380	$—	$113,380
Energy contracts	3,791,565	386,008	(211,468)	174,540	—	174,540
Agricultural contracts	14,765	3,859	—	3,859	—	3,859
Foreign exchange contracts	337,001	332,257	—	332,257	(420)	331,837
Equity option contracts	70,199	1,222	—	1,222	(285)	937
Total customer risk management programs	7,425,999	836,870	(211,612)	625,258	(705)	624,553
Trading	84,997,593	440,627	(240,655)	199,972	(26,958)	173,014
Internal risk management programs	995,123	17,352	(4,231)	13,121	—	13,121
Total derivative contracts	$93,418,715	$1,294,849	$(456,498)	$838,351	$(27,663)	$810,688

	Liabilities
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$3,212,469	$113,900	$(144)	$113,756	$(104,202)	$9,554
Energy contracts	3,617,678	361,334	(211,468)	149,866	(114,070)	35,796
Agricultural contracts	14,781	3,844	—	3,844	(3,844)	—
Foreign exchange contracts	336,223	331,035	—	331,035	(1,165)	329,870
Equity option contracts	70,199	1,222	—	1,222	—	1,222
Total customer risk management programs	7,251,350	811,335	(211,612)	599,723	(223,281)	376,442
Trading	88,929,916	414,801	(240,655)	174,146	(145,692)	28,454
Internal risk management programs	145,256	5,529	(4,231)	1,298	(415)	883
Total derivative contracts	$96,326,522	$1,231,665	$(456,498)	$775,167	$(369,388)	$405,779
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended
	March 31, 2021		March 31, 2020
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss)on Derivatives, Net
Customer risk management programs:
Interest rate contracts	$1,388	$—	$942	$—
Energy contracts	1,020	—	2,007	—
Agricultural contracts	18	—	15	—
Foreign exchange contracts	166	—	258	—
Equity option contracts	—	—	—	—
Total customer risk management programs	2,592	—	3,222	—
Trading[1]	(71,259)	—	(40,655)	—
Internal risk management programs	—	(27,650)	—	18,420
Total derivative contracts	$(68,667)	$(27,650)	$(37,433)	$18,420
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

Loans to borrowers experiencing financial difficulties may be modified in troubled debt restructurings ("TDRs"). Primarily all TDRs are classified as nonaccruing, excluding loans guaranteed by U.S. government agencies. Modifications generally consist of extension of payment terms or interest rate concessions and may result either voluntarily through negotiations with the borrower or involuntarily through court order. Payment deferrals up to six months are generally considered to be short-term modifications. Generally, principal and accrued but unpaid interest is not voluntarily forgiven.

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

All loans are charged off when the loan balance or a portion of the loan balance is no longer supported by the paying capacity of the borrower or when the required cash flow is reduced in a TDR. The charge-off amount is determined through a quarterly evaluation of available cash resources and collateral value. Internally risk graded loans are evaluated quarterly and charge-offs are taken in the quarter in which the loss is identified. Non-risk graded loans that are past due between 60 days and 180 days, based on the loan product type, are charged off. Loans to borrowers whose personal obligation has been discharged through Chapter 7 bankruptcy proceedings are charged off within 60 days of notice of the bankruptcy filing, regardless of payment status.

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

Portfolio segments of the loan portfolio are as follows (in thousands):

	March 31, 2021				December 31, 2020
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$3,264,973	$9,245,738	$147,073	$12,657,784	$3,174,203	$9,736,173	$167,159	$13,077,535
Commercial real estate	1,019,531	3,456,573	27,243	4,503,347	1,047,486	3,623,806	27,246	4,698,538
Paycheck protection program	1,848,550	—	—	1,848,550	1,682,310	—	—	1,682,310
Loans to individuals	2,146,671	1,335,792	41,703	3,524,166	2,174,874	1,333,975	40,288	3,549,137
Total	$8,279,725	$14,038,103	$216,019	$22,533,847	$8,078,873	$14,693,954	$234,693	$23,007,520

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2021, outstanding commitments totaled $11.2 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At March 31, 2021, outstanding standby letters of credit totaled $714 million.

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

We measure specific allowances for loans excluded from the general allowance pool by an evaluation of estimated future cash flows discounted at the loan's initial effective interest rate or the fair value of collateral for certain collateral dependent loans. For a non-collateral dependent loan, the specific allowance is the amount by which the loan’s amortized cost basis exceeds its net realizable value. We measure the specific allowance for collateral dependent loans as the amount by which the loan’s amortized cost basis exceeds its fair value. When repayment is expected to be provided substantially through the sale of collateral, we deduct estimated selling costs from the collateral’s fair value. Generally, third party appraisals that conform to Uniform Standards of Professional Appraisal Practice serve as the basis for the fair value of real property held as collateral. These appraised values are on an “as-is” basis and generally are not adjusted by the Company. We obtain updated appraisals at least annually or more frequently if market conditions indicate collateral values may have declined. For energy loans, our internal staff of engineers generally determines collateral value of mineral rights based on projected cash flows from proven oil and gas reserves under existing economic and operating conditions. For real property held as collateral for other loans, third party appraisals that conform to Uniform Standards of Professional Appraisal Practice generally serve as the basis for the fair value. These appraised values are on an “as-is” basis and generally are not adjusted by the Company. We obtain updated appraisals at least annually or more frequently if market conditions indicate collateral values may have declined. Our special assets staff generally determines the value of other collateral based on projected liquidation cash flows under current market conditions. We evaluate collateral values and available cash resources quarterly. Historical statistics may be used to estimate specific allowances in limited situations, such as when a collateral dependent loan is removed from the general allowance pool near the end of a reporting period until an appraisal of collateral value is received or a full assessment of future cash flows is completed.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit is summarized as follows (in thousands):

	Three Months Ended
	March 31, 2021
	Commercial	Commercial Real Estate	Paycheck Protection Program	Loans to Individuals	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$254,934	$86,558	$—	$47,148	$—	$388,640
Provision for loan losses	(9,893)	(4,579)	—	(7,298)	—	(21,770)
Loans charged off	(15,345)	(263)	—	(1,297)	—	(16,905)
Recoveries of loans previously charged off	1,676	30	—	731	—	2,437
Ending Balance	$231,372	$81,746	$—	$39,284	—	$352,402

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$14,422	$20,571	$—	$1,928	$—	$36,921
Provision for off-balance sheet credit risk	(1,686)	(2,273)	—	(85)	—	(4,044)
Ending Balance	$12,736	$18,298	$—	$1,843	$—	$32,877

	Three Months Ended
	March 31, 2020
	Commercial	Commercial Real Estate	Paycheck Protection Program	Loans to Individuals	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$118,187	$51,805	$—	$23,572	$17,195	$210,759
Transition adjustment	33,681	(4,620)	—	13,943	(17,195)	25,809
Beginning balance, adjusted	151,868	47,185	—	37,515	—	236,568
Provision for loan losses	77,723	5,115	—	13,126	—	95,964
Loans charged off	(16,615)	(886)	—	(1,416)	—	(18,917)
Recoveries of loans previously charged off	462	47	—	1,187	—	1,696
Ending Balance	$213,438	$51,461	$—	$50,412	—	$315,311

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$1,434	$107	$—	$44	$—	$1,585
Transition adjustment	10,144	11,660	—	1,748	—	23,552
Beginning balance, adjusted	11,578	11,767	—	1,792	—	25,137
Provision for off-balance sheet credit risk	2,462	808	—	107	—	3,377
Ending Balance	$14,040	$12,575	$—	$1,899	—	$28,514

Changes in our reasonable and supportable forecasts of macroeconomic variables, primarily due to the anticipated impact of the on-going COVID-19 pandemic, and other assumptions, resulted in a $31.1 million reduction in the allowance for lending activities during the first quarter of 2021. Changes in the loan portfolio characteristics, including specific impairment and losses, loan balances and risk grading resulted in a $5.2 million increase in the allowance for lending activities.

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each measurement method at March 31, 2021 is as follows (in thousands):

	Collectively Measured for General Allowances		Individually Measured for Specific Allowances		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$12,510,711	$214,711	$147,073	$16,661	$12,657,784	$231,372
Commercial real estate	4,476,104	78,356	27,243	3,390	4,503,347	81,746
Paycheck protection program	1,848,550	—	—	—	1,848,550	—
Loans to individuals	3,482,463	39,284	41,703	—	3,524,166	39,284
Total	$22,317,828	$332,351	$216,019	$20,051	$22,533,847	$352,402

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each measurement method at December 31, 2020 is as follows (in thousands):

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

The following table summarizes the Company’s loan portfolio at March 31, 2021 by the risk grade categories and vintage (in thousands):

	Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Energy
Pass	$63,102	$81,658	$51,881	$78,812	$6,731	$8,019	$2,388,115	$—	$2,678,318
Special Mention	17,000	—	—	—	—	—	144,976	—	161,976
Accruing Substandard	—	24,051	1,319	1,337	—	11,922	221,765	—	260,394
Nonaccrual	—	21,008	2,488	—	—	13,340	64,964	—	101,800
Total energy	80,102	126,717	55,688	80,149	6,731	33,281	2,819,820	—	3,202,488
Healthcare
Pass	114,646	570,755	617,791	615,371	394,541	780,397	153,973	—	3,247,474
Special Mention	—	—	—	—	—	504	5	—	509
Accruing Substandard	—	—	27,500	1,032	—	11,056	—	—	39,588
Nonaccrual	—	—	18	—	—	2,660	509	—	3,187
Total healthcare	114,646	570,755	645,309	616,403	394,541	794,617	154,487	—	3,290,758
Services
Pass	182,186	542,579	381,122	327,241	300,688	1,005,483	574,095	627	3,314,021
Special Mention	—	138	1,446	1,008	7	1,844	1,971	—	6,414
Accruing Substandard	—	421	11,238	18,435	5,288	9,471	28,627	—	73,480
Nonaccrual	—	4,732	448	766	14,369	7,033	685	—	28,033
Total services	182,186	547,870	394,254	347,450	320,352	1,023,831	605,378	627	3,421,948
General business
Pass	118,267	361,002	370,674	274,644	209,218	297,857	1,032,658	2,305	2,666,625
Special Mention	—	189	4,850	3,401	7,469	1,781	4,903	—	22,593
Accruing Substandard	—	1,392	2,575	12,901	8,738	10,287	3,408	18	39,319
Nonaccrual	—	1,675	3,887	5,893	1,430	565	558	45	14,053
Total general business	118,267	364,258	381,986	296,839	226,855	310,490	1,041,527	2,368	2,742,590
Total commercial	495,201	1,609,600	1,477,237	1,340,841	948,479	2,162,219	4,621,212	2,995	12,657,784

Commercial real estate:
Pass	73,306	812,635	1,215,895	796,047	430,066	951,180	163,737	37	4,442,903
Special Mention	—	—	—	3,201	14,110	6,900	—	—	24,211
Accruing Substandard	—	—	—	—	4,454	4,509	27	—	8,990
Nonaccrual	—	—	8,300	—	—	18,943	—	—	27,243
Total commercial real estate	73,306	812,635	1,224,195	799,248	448,630	981,532	163,764	37	4,503,347

	Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Paycheck protection program:
Pass	544,128	1,304,422	—	—	—	—	—	—	1,848,550
Total paycheck protection program	544,128	1,304,422	—	—	—	—	—	—	1,848,550
Loans to individuals:
Residential mortgage
Pass	124,830	534,781	119,866	100,259	103,645	433,347	318,319	23,567	1,758,614
Special Mention	—	22	—	1,851	—	3,429	204	74	5,580
Accruing Substandard	—	—	—	—	—	—	400	—	400
Nonaccrual	—	626	124	1,913	728	24,658	4,013	822	32,884
Total residential mortgage	124,830	535,429	119,990	104,023	104,373	461,434	322,936	24,463	1,797,478
Residential mortgage guaranteed by U.S. government agencies
Pass	—	7,101	32,171	35,189	45,744	291,282	—	—	411,487
Nonaccrual	—	—	—	873	—	7,691	—	—	8,564
Total residential mortgage guaranteed by U.S. government agencies	—	7,101	32,171	36,062	45,744	298,973	—	—	420,051
Personal:
Pass	44,298	215,962	192,533	73,230	97,757	155,714	524,716	1,370	1,305,580
Special Mention	—	28	14	21	2	474	12	—	551
Accruing Substandard	—	—	215	—	—	17	19	—	251
Nonaccrual	—	2	11	60	73	81	28	—	255
Total personal	44,298	215,992	192,773	73,311	97,832	156,286	524,775	1,370	1,306,637
Total loans to individuals	169,128	758,522	344,934	213,396	247,949	916,693	847,711	25,833	3,524,166
Total loans	$1,281,763	$4,485,179	$3,046,366	$2,353,485	$1,645,058	$4,060,444	$5,632,687	$28,865	$22,533,847

The following table summarizes the Company’s loan portfolio at December 31, 2020 by the risk grade categories and vintage (in thousands):

	Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Energy
Pass	$112,614	$51,863	$89,346	$7,178	$1,148	$7,956	$2,548,663	$—	$2,818,768
Special Mention	—	—	—	—	—	—	202,590	—	202,590
Accruing Substandard	24,000	1,363	1,453	—	12,667	—	283,294	—	322,777
Nonaccrual	21,076	2,607	—	—	—	21,064	80,312	—	125,059
Total energy	157,690	55,833	90,799	7,178	13,815	29,020	3,114,859	—	3,469,194
Healthcare
Pass	536,745	615,221	638,302	422,834	234,399	658,286	147,132	—	3,252,919
Special Mention	—	27,500	—	—	—	8,282	5	—	35,787
Accruing Substandard	—	—	1,191	929	132	11,387	—	—	13,639
Nonaccrual	—	18	183	—	—	2,935	509	—	3,645
Total healthcare	536,745	642,739	639,676	423,763	234,531	680,890	147,646	—	3,305,990
Services
Pass	534,853	436,384	372,867	307,374	373,785	683,936	665,491	682	3,375,372
Special Mention	150	9,057	389	291	2,038	2,000	3,063	—	16,988
Accruing Substandard	429	6,380	26,008	6,027	5,030	7,954	38,797	—	90,625
Nonaccrual	4,833	448	—	12,590	1,049	6,138	540	—	25,598
Total services	540,265	452,269	399,264	326,282	381,902	700,028	707,891	682	3,508,583
General business
Pass	419,756	394,985	310,273	236,222	103,987	186,600	1,055,878	2,316	2,710,017
Special Mention	197	4,519	9,713	7,803	2,511	3,159	2,483	19	30,404
Accruing Substandard	1,432	3,069	6,694	10,935	10,042	3,729	4,449	140	40,490
Nonaccrual	1,675	3,728	4,863	1,436	530	107	477	41	12,857
Total general business	423,060	406,301	331,543	256,396	117,070	193,595	1,063,287	2,516	2,793,768
Total commercial	1,657,760	1,557,142	1,461,282	1,013,619	747,318	1,603,533	5,033,683	3,198	13,077,535

Commercial real estate:
Pass	725,577	1,211,338	954,226	489,193	314,899	722,475	223,131	38	4,640,877
Special Mention	—	—	259	12,311	2,725	5,831	—	—	21,126
Accruing Substandard	—	—	—	4,410	—	4,852	27	—	9,289
Nonaccrual	—	8,300	—	232	7,468	11,246	—	—	27,246
Total commercial real estate	725,577	1,219,638	954,485	506,146	325,092	744,404	223,158	38	4,698,538

	Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Paycheck protection program:
Pass	1,682,310	—	—	—	—	—	—	—	1,682,310
Total paycheck protection program	1,682,310	—	—	—	—	—	—	—	1,682,310
Loans to individuals:
Residential mortgage
Pass	564,325	149,832	120,875	124,930	158,801	348,292	335,259	24,553	1,826,867
Special Mention	33	11	2,094	—	59	318	950	10	3,475
Accruing Substandard	—	—	51	—	—	34	272	76	433
Nonaccrual	648	104	1,658	784	2,010	22,415	3,835	774	32,228
Total residential mortgage	565,006	149,947	124,678	125,714	160,870	371,059	340,316	25,413	1,863,003
Residential mortgage guaranteed by U.S. government agencies
Pass	4,859	33,880	34,464	43,099	58,264	226,380	—	—	400,946
Nonaccrual	—	—	545	—	309	6,887	—	—	7,741
Total residential mortgage guaranteed by U.S. government agencies	4,859	33,880	35,009	43,099	58,573	233,267	—	—	408,687
Personal:
Pass	219,873	200,580	76,246	100,229	64,104	102,126	510,571	1,510	1,275,239
Special Mention	39	55	66	—	469	31	965	—	1,625
Accruing Substandard	11	214	10	—	—	—	29	—	264
Nonaccrual	28	17	57	73	50	49	45	—	319
Total personal	219,951	200,866	76,379	100,302	64,623	102,206	511,610	1,510	1,277,447
Total loans to individuals	789,816	384,693	236,066	269,115	284,066	706,532	851,926	26,923	3,549,137
Total loans	$4,855,463	$3,161,473	$2,651,833	$1,788,880	$1,356,476	$3,054,469	$6,108,767	$30,159	$23,007,520

Nonaccruing Loans

A summary of nonaccruing loans at March 31, 2021 follows (in thousands):

	As of March 31, 2021
	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Energy	$101,800	$48,042	$53,758	$13,893
Healthcare	3,187	3,187	—	—
Services	28,033	24,046	3,987	2,650
General business	14,053	13,935	118	118
Total commercial	147,073	89,210	57,863	16,661

Commercial real estate	27,243	13,642	13,601	3,390

Loans to individuals:
Residential mortgage	32,884	32,884	—	—
Residential mortgage guaranteed by U.S. government agencies	8,564	8,564	—	—
Personal	255	255	—	—
Total loans to individuals	41,703	41,703	—	—

Total	$216,019	$144,555	$71,464	$20,051

A summary of nonaccruing loans at December 31, 2020 follows (in thousands):

	As of December 31, 2020
	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Energy	$125,059	$76,633	$48,426	$16,478
Healthcare	3,645	3,645	—	—
Services	25,598	20,810	4,788	2,574
General business	12,857	12,857	—	—
Total commercial	167,159	113,945	53,214	19,052

Commercial real estate	27,246	13,645	13,601	3,389

Loans to individuals:
Residential mortgage	32,228	32,228	—	—
Residential mortgage guaranteed by U.S. government agencies	7,741	7,741	—	—
Personal	319	319	—	—
Total loans to individuals	40,288	40,288	—	—

Total	$234,693	$167,878	$66,815	$22,441

Troubled Debt Restructurings

At March 31, 2021 the Company had $186 million in troubled debt restructurings ("TDRs"), of which $155 million were accruing residential mortgage loans guaranteed by U.S. government agencies and $17 million were nonaccruing residential mortgage loans with no specific allowance necessary. Approximately $103 million of TDRs were performing in accordance with the modified terms.

At December 31, 2020, the Company had $187 million in TDRs, of which $152 million were accruing residential mortgage loans guaranteed by U.S. government agencies. Approximately $95 million of TDRs were performing in accordance with the modified terms.

TDRs generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. During the three months ended March 31, 2021, $13 million of loans were restructured and $306 thousand of loans designated as TDRs were charged off. During the three months ended March 31, 2020, $28 million of loans were restructured and $2.0 million of loans designated as TDRs were charged off.

Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans, as modified for short-term payment deferral forbearance.

A summary of loans currently performing and past due as of March 31, 2021 is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Energy	$3,183,861	$—	$—	$18,627	$3,202,488	$—
Healthcare	3,287,571	—	—	3,187	3,290,758	—
Services	3,404,154	1,791	208	15,795	3,421,948	—
General business	2,722,467	7,712	1,843	10,568	2,742,590	145
Total commercial	12,598,053	9,503	2,051	48,177	12,657,784	145

Commercial real estate	4,482,750	134	—	20,463	4,503,347	—

Paycheck protection program	1,848,550	—	—	—	1,848,550	—

Loans to individuals:
Residential mortgage	1,782,825	7,215	415	7,023	1,797,478	250
Residential mortgage guaranteed by U.S. government agencies	274,265	50,175	13,059	82,552	420,051	77,009
Personal	1,306,435	90	40	72	1,306,637	—
Total loans to individuals	3,363,525	57,480	13,514	89,647	3,524,166	77,259

Total	$22,292,878	$67,117	$15,565	$158,287	$22,533,847	$77,404

A summary of loans currently performing and past due as of December 31, 2020 is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Energy	$3,410,995	$12,735	$4,050	$41,414	$3,469,194	$—
Healthcare	3,302,345	—	—	3,645	3,305,990	—
Services	3,489,423	3,278	177	15,705	3,508,583	326
General business	2,776,038	1,206	6,277	10,247	2,793,768	4,495
Total commercial	12,978,801	17,219	10,504	71,011	13,077,535	4,821

Commercial real estate	4,672,279	276	5,310	20,673	4,698,538	5,126

Paycheck protection program	1,682,310	—	—	—	1,682,310	—

Loans to individuals:
Residential mortgage	1,849,304	5,812	837	7,050	1,863,003	181
Residential mortgage guaranteed by U.S. government agencies	262,102	41,389	22,041	83,155	408,687	78,349
Personal	1,273,702	3,317	90	338	1,277,447	241
Total loans to individuals	3,385,108	50,518	22,968	90,543	3,549,137	78,771

Total	$22,718,498	$68,013	$38,782	$182,227	$23,007,520	$88,718

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	March 31, 2021		December 31, 2020
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$260,005	$262,333	$227,161	$236,444
Residential mortgage loan commitments	387,465	11,455	380,637	20,435
Forward sales contracts	584,743	10,659	549,414	(4,563)
		$284,447		$252,316

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of March 31, 2021 or December 31, 2020. No credit losses were recognized on residential mortgage loans held for sale for the three month period ended March 31, 2021 and 2020.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Production revenue:
Net realized gains on sale of mortgage loans	$26,000	$9,717
Net change in unrealized gain (loss) on mortgage loans held for sale	(6,955)	3,561
Net change in the fair value of mortgage loan commitments	(8,980)	19,017
Net change in the fair value of forward sales contracts	15,222	(10,725)
Total production revenue	25,287	21,570
Servicing revenue	11,826	15,597
Total mortgage banking revenue	$37,113	$37,167

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

The following represents a summary of mortgage servicing rights (dollars in thousands):

	March 31, 2021	December 31, 2020
Number of residential mortgage loans serviced for others	101,912	106,201
Outstanding principal balance of residential mortgage loans serviced for others	$15,458,772	$16,228,449
Weighted average interest rate	3.78%	3.84%
Remaining term (in months)	279	280

The following represents activity in capitalized mortgage servicing rights (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning Balance	$101,172	$201,886
Additions	9,830	5,441
Change in fair value due to principal payments	(11,961)	(8,019)
Change in fair value due to market assumption changes	33,874	(88,480)
Ending Balance	$132,915	$110,828

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

Mortgage servicing rights are not traded in active markets. Fair value is determined by discounting the projected net cash flows. Significant market assumptions used to determine fair value based on significant unobservable inputs were as follows:

	March 31, 2021	December 31, 2020
Discount rate – risk-free rate plus a market premium	9.13%	9.14%
Prepayment rate - based upon loan interest rate, original term and loan type	6.37% - 17.80%	9.41% - 21.87%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$69 - $94	$69 - $94
Delinquent loans	$150 - $500	$150 - $500
Loans in foreclosure	$1,000 - $4,000	$1,000 - $4,000
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	1.04%	0.43%
Primary/secondary mortgage rate spread	105 bps	105 bps
Delinquency rate	2.77%	3.54%

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
On March 5, 2018, BOKF, NA was sued in the Fulton, Georgia County District Court by a Wrongful Death Judgment Creditor of one of the operators of a nursing home financed by one of the bonds which are the subject of the litigation discussed above. The judgment is alleged to total approximately $8 million in principal and interest at this time. Plaintiff alleges that this conduct prevented her from collecting on her judgment. On April 19, 2019, the Court granted BOKF, NA's Motion to Dismiss. On May 3, 2019, the plaintiff filed a Motion for Reconsideration which remains pending. BOKF, NA is advised by counsel that BOKF, NA has valid defenses to the plaintiffs’ claims and no loss is probable.

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

In 2019, a limited liability partnership sued BOKF, NA in Colorado District Court alleging that the Bank breached various fiduciary duties acting in its capacity as trustee of a trust that was a co-general partner of the partnership, claiming in excess of $60 million in damages. From 2000 to 2009, BOKF was serving as personal representative of the estate of the creator of the trust. In 2009, BOKF moved to close the probate of the estate in the Colorado Probate Court. The members of the partnership who now sue BOKF objected to the closing of the estate, making the same allegations in 2009 in probate as they now make in 2019 in the Colorado District Court. In 2009, the Colorado Probate Court entered summary judgment against the beneficiaries and the estate was closed. In the current action, the Colorado District Court has now denied BOKF’s motions for summary judgment and the matter will proceed to trial. Management is advised by counsel that a loss is not probable and that the loss, if any, cannot be reasonably estimated.

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

At March 31, 2021, the Company has $319 million in interests in various alternative investments generally consisting of unconsolidated limited partnership interests in entities for which investment return is in the form of low income housing tax credits or other investments in merchant banking activities. This investment balance also includes $104 million of unfunded commitments included in Other liabilities on the Consolidated Balance Sheets.

(7) Shareholders' Equity

On May 4, 2021, the Company declared a quarterly cash dividend of $0.52 per common share payable on or about May 27, 2021 to shareholders of record as of May 17, 2021.

Dividends declared were $0.52 per share during the three months ended March 31, 2021 and $0.51 per share during the three months ended March 31, 2020.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Employee Benefit Plans	Total
Balance, Dec. 31, 2019	$104,996	$(73)	$104,923
Net change in unrealized gain (loss)	297,843	—	297,843
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(3)	—	(3)
Other comprehensive income, before income taxes	297,840	—	297,840
Federal and state income taxes	71,471	—	71,471
Other comprehensive income, net of income taxes	226,369	—	226,369
Balance, March 31, 2020	$331,365	$(73)	$331,292

Balance, Dec. 31, 2020	$335,032	$836	$335,868
Net change in unrealized gain (loss)	(150,131)	—	(150,131)
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(467)	—	(467)
Other comprehensive income, before income taxes	(150,598)	—	(150,598)
Federal and state income taxes	(36,139)	—	(36,139)
Other comprehensive income (loss), net of income taxes	(114,459)	—	(114,459)
Balance, March 31, 2021	$220,573	$836	$221,409

(8) Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended March 31,
	2021	2020
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$146,060	$62,079
Less: Earnings allocated to participating securities	937	343
Numerator for basic earnings per share – income available to common shareholders	145,123	61,736
Effect of reallocating undistributed earnings of participating securities	—	—
Numerator for diluted earnings per share – income available to common shareholders	$145,123	$61,736

Denominator:
Weighted average shares outstanding	69,583,788	70,513,807
Less: Participating securities included in weighted average shares outstanding	446,413	390,122
Denominator for basic earnings per common share	69,137,375	70,123,685
Dilutive effect of employee stock compensation plans	4,335	6,481
Denominator for diluted earnings per common share	69,141,710	70,130,166

Basic earnings per share	$2.10	$0.88
Diluted earnings per share	$2.10	$0.88

(9) Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2021 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$155,799	$16,686	$48,554	$59,381	$280,420
Net interest revenue (expense) from internal sources	(25,794)	4,288	(200)	21,706	—
Net interest revenue	130,005	20,974	48,354	81,087	280,420
Provision for credit losses	13,985	1,136	(29)	(40,092)	(25,000)
Net interest revenue after provision for credit losses	116,020	19,838	48,383	121,179	305,420
Other operating revenue	46,579	52,282	66,123	(1,087)	163,897
Other operating expense	66,979	55,743	78,565	81,340	282,627
Net direct contribution	95,620	16,377	35,941	38,752	186,690
Gain (loss) on financial instruments, net	33	(29,616)	—	29,583	—
Change in fair value of mortgage servicing rights	—	33,874	—	(33,874)	—
Gain (loss) on repossessed assets, net	12,737	41	—	(12,778)	—
Corporate expense allocations	12,734	11,487	9,887	(34,108)	—
Net income before taxes	95,656	9,189	26,054	55,791	186,690
Federal and state income taxes	25,983	2,340	6,672	7,387	42,382
Net income	69,673	6,849	19,382	48,404	144,308
Net income (loss) attributable to non-controlling interests	—	—	—	(1,752)	(1,752)
Net income attributable to BOK Financial Corp. shareholders	$69,673	$6,849	$19,382	$50,156	$146,060

Average assets	$28,047,052	$9,755,539	$18,645,865	$(6,137,823)	$50,310,633

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2020 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$201,902	$25,876	$14,366	$19,216	$261,360
Net interest revenue (expense) from internal sources	(50,495)	18,056	4,538	27,901	—
Net interest revenue	151,407	43,932	18,904	47,117	261,360
Provision for credit losses	16,880	1,256	(48)	75,683	93,771
Net interest revenue after provision for credit losses	134,527	42,676	18,952	(28,566)	167,589
Other operating revenue	38,220	55,062	97,881	(10,844)	180,319
Other operating expense	60,752	53,844	78,192	75,836	268,624
Net direct contribution	111,995	43,894	38,641	(115,246)	79,284
Gain (loss) on financial instruments, net	49	86,764	7	(86,820)	—
Change in fair value of mortgage servicing rights	—	(88,480)	—	88,480	—
Gain (loss) on repossessed assets, net	9	13	—	(22)	—
Corporate expense allocations	8,905	10,389	8,265	(27,559)	—
Net income before taxes	103,148	31,802	30,383	(86,049)	79,284
Federal and state income taxes	28,173	8,101	7,810	(26,784)	17,300
Net income	74,975	23,701	22,573	(59,265)	61,984
Net income (loss) attributable to non-controlling interests	—	—	—	(95)	(95)
Net income attributable to BOK Financial Corp. shareholders	$74,975	$23,701	$22,573	$(59,170)	$62,079

Average assets	$24,687,976	$9,850,853	$12,723,412	$(1,541,623)	$45,720,618

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

Fees and commissions revenue by reportable segment and primary service line is as follows for the three months ended March 31, 2021.

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$3,716	$—	$3,716	$3,716	$—
Customer hedging revenue	4,207	—	91	(1,706)	2,592	2,592	—
Retail brokerage revenue	—	—	4,741	—	4,741	—	4,741
Insurance brokerage revenue	—	—	2,916	—	2,916	—	2,916
Investment banking revenue	2,258	—	4,768	(209)	6,817	2,049	4,768
Brokerage and trading revenue	6,465	—	16,232	(1,915)	20,782	8,357	12,425
TransFund EFT network revenue	18,443	834	(13)	2	19,266	—	19,266
Merchant services revenue	2,266	16	—	(1)	2,281	—	2,281
Corporate card revenue	804	—	28	51	883	—	883
Transaction card revenue	21,513	850	15	52	22,430	—	22,430
Personal trust revenue	—	—	21,977	—	21,977	—	21,977
Corporate trust revenue	—	—	3,789	—	3,789	—	3,789
Institutional trust & retirement plan services revenue	—	—	12,610	—	12,610	—	12,610
Investment management services and other revenue	—	—	2,903	43	2,946	—	2,946
Fiduciary and asset management revenue	—	—	41,279	43	41,322	—	41,322
Commercial account service charge revenue	11,988	434	581	1	13,004	—	13,004
Overdraft fee revenue	26	4,635	19	—	4,680	—	4,680
Check card revenue	—	5,327	—	—	5,327	—	5,327
Automated service charge and other deposit fee revenue	26	1,150	23	(1)	1,198	—	1,198
Deposit service charges and fees	12,040	11,546	623	—	24,209	—	24,209
Mortgage production revenue	—	25,287	—	—	25,287	25,287	—
Mortgage servicing revenue	—	12,277	—	(451)	11,826	11,826	—
Mortgage banking revenue	—	37,564	—	(451)	37,113	37,113	—
Other revenue	9,829	2,340	7,535	(3,408)	16,296	13,143	3,153
Total fees and commissions revenue	$49,847	$52,300	$65,684	$(5,679)	$162,152	$58,613	$103,539
1     Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.
2    In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the three months ended March 31, 2020.

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$34,384	$—	$34,384	$34,384	$—
Customer hedging revenue	2,525	—	135	563	3,223	3,223	—
Retail brokerage revenue	—	—	4,343	—	4,343	—	4,343
Insurance brokerage revenue	—	—	3,789	—	3,789	—	3,789
Investment banking revenue	1,880	—	3,160	—	5,040	1,828	3,212
Brokerage and trading revenue	4,405	—	45,811	563	50,779	39,435	11,344
TransFund EFT network revenue	18,212	831	(19)	2	19,026	—	19,026
Merchant services revenue	2,305	14	—	—	2,319	—	2,319
Corporate card revenue	520	—	16	—	536	—	536
Transaction card revenue	21,037	845	(3)	2	21,881	—	21,881
Personal trust revenue	—	—	20,649	—	20,649	—	20,649
Corporate trust revenue	—	—	6,362	—	6,362	—	6,362
Institutional trust & retirement plan services revenue	—	—	11,896	—	11,896	—	11,896
Investment management services and other revenue	—	—	5,592	(41)	5,551	—	5,551
Fiduciary and asset management revenue	—	—	44,499	(41)	44,458	—	44,458
Commercial account service charge revenue	11,039	410	545	(1)	11,993	—	11,993
Overdraft fee revenue	49	7,205	22	2	7,278	—	7,278
Check card revenue	—	5,229	—	—	5,229	—	5,229
Automated service charge and other deposit fee revenue	229	1,386	13	2	1,630	—	1,630
Deposit service charges and fees	11,317	14,230	580	3	26,130	—	26,130
Mortgage production revenue	—	21,569	—	—	21,569	21,569	—
Mortgage servicing revenue	—	16,042	—	(444)	15,598	15,598	—
Mortgage banking revenue	—	37,611	—	(444)	37,167	37,167	—
Other revenue	4,700	2,376	6,994	(1,761)	12,309	8,408	3,901
Total fees and commissions revenue	$41,459	$55,062	$97,881	$(1,678)	$192,724	$85,010	$107,714
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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the three months ended March 31, 2021 and 2020, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the three months ended March 31, 2021 and 2020 are included in the summary of changes in recurring fair values measured using unobservable inputs.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at March 31, 2021 or December 31, 2020.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of March 31, 2021 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government securities	$33,613	$2,070	$31,543	$—
Residential agency mortgage-backed securities	5,003,163	—	5,003,163	—
Municipal securities	27,047	—	27,047	—
Other trading securities	22,126	—	22,126	—
Total trading securities	5,085,949	2,070	5,083,879	—
Available for sale securities:
U.S. Treasury	506	506	—	—
Municipal securities	245,657	—	245,657	—
Residential agency mortgage-backed securities	9,705,314	—	9,705,314	—
Residential non-agency mortgage-backed securities	31,382	—	31,382	—
Commercial agency mortgage-backed securities	3,426,727	—	3,426,727	—
Other debt securities	471	—	—	471
Total available for sale securities	13,410,057	506	13,409,080	471
Fair value option securities – Residential agency mortgage-backed securities	72,498	—	72,498	—
Residential mortgage loans held for sale[1]	284,447	—	279,151	5,296
Mortgage servicing rights[2]	132,915	—	—	132,915
Derivative contracts, net of cash collateral[3]	1,289,156	2,772	1,286,384	—
Liabilities:
Derivative contracts, net of cash collateral[3]	719,556	2,721	716,835	—
1Residential mortgage loans held for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards and are valued at 94.55% of the unpaid principal balance.
2A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 5, Mortgage Banking Activities.
3See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts in asset positions that were valued based on quoted prices in active markets for identical instruments (Level 1) are primarily exchange-traded interest rate and agricultural derivative contracts. Derivative contracts in liability positions that were valued using quoted prices in active markets for identical instruments are exchange-traded interest rate and energy derivative contracts, net of cash margin.

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of December 31, 2020 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government securities	$9,183	$4,999	$4,184	$—
Residential agency mortgage-backed securities	4,669,148	—	4,669,148	—
Municipal securities	19,172	—	19,172	—
Other trading securities	10,472	—	10,472	—
Total trading securities	4,707,975	4,999	4,702,976	—
Available for sale securities:
U.S. Treasury	508	508	—	—
Municipal securities	167,979	—	167,979	—
Residential agency mortgage-backed securities	9,340,471	—	9,340,471	—
Residential non-agency mortgage-backed securities	32,770	—	32,770	—
Commercial agency mortgage-backed securities	3,508,465	—	3,508,465	—
Other debt securities	472	—	—	472
Total available for sale securities	13,050,665	508	13,049,685	472
Fair value option securities — Residential agency mortgage-backed securities	114,982	—	114,982	—
Residential mortgage loans held for sale[1]	252,316	—	245,299	7,017
Mortgage servicing rights[2]	101,172	—	—	101,172
Derivative contracts, net of cash collateral[3]	810,688	10,780	799,908	—
Liabilities:
Derivative contracts, net of cash collateral[3]	405,779	—	405,779	—
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
3See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts based on quoted prices in active markets for identical instruments (Level 1) are exchange-traded interest rate contracts. Derivative contracts in liability positions that were valued using quoted prices in active markets for identical instruments (Level 1) are exchange-traded interest rate, energy and agricultural contracts, fully offset by cash margin.

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at March 31, 2021 for which the fair value was adjusted during the three months ended March 31, 2021:

				Fair Value Adjustments for the
	Carrying Value at March 31, 2021			Three Months Ended Mar. 31, 2021 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses (gains) and operating expenses of repossessed assets
Nonaccruing loans	$—	$259	$34,046	$15,049	$—
Real estate and other repossessed assets	—	1,706	300	—	2,200

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at March 31, 2020 for which the fair value was adjusted during the three months ended March 31, 2020:

				Fair Value Adjustments for the
	Carrying Value at March 31, 2020			Three Months Ended Mar. 31, 2020 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses (gains) and operating expenses of repossessed assets
Nonaccruing loans	$—	$293	$22,746	$15,789	$—
Real estate and other repossessed assets	—	1,066	400	—	226

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of March 31, 2021 follows (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$34,046	Discounted cash flows	Management knowledge of industry and non-real estate collateral including but not limited to recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	10% - 91% (47%)[1]
Real estate and other repossessed assets	300	Discounted cash flows	Management knowledge of industry and non-real estate collateral including but not limited to recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	N/A
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

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of March 31, 2021 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$723,983	$723,983	$723,983	$—	$—
Interest-bearing cash and cash equivalents	695,213	695,213	695,213	—	—
Trading securities:
U.S. government securities	33,613	33,613	2,070	31,543	—
Residential agency mortgage-backed securities	5,003,163	5,003,163	—	5,003,163	—
Municipal securities	27,047	27,047	—	27,047	—
Other trading securities	22,126	22,126	—	22,126	—
Total trading securities	5,085,949	5,085,949	2,070	5,083,879	—
Investment securities:
Municipal securities	216,047	241,278	—	67,510	173,768
Residential agency mortgage-backed securities	8,477	9,216	—	9,216	—
Other debt securities	2,214	2,213	—	2,213	—
Total investment securities	226,738	252,707	—	78,939	173,768
Allowance for credit losses	(617)	—	—	—	—
Investment securities, net of allowance	226,121	252,707	—	78,939	173,768
Available for sale securities:
U.S. Treasury	506	506	506	—	—
Municipal securities	245,657	245,657	—	245,657	—
Residential agency mortgage-backed securities	9,705,314	9,705,314	—	9,705,314	—
Residential non-agency mortgage-backed securities	31,382	31,382	—	31,382	—
Commercial agency mortgage-backed securities	3,426,727	3,426,727	—	3,426,727	—
Other debt securities	471	471	—	—	471
Total available for sale securities	13,410,057	13,410,057	506	13,409,080	471
Fair value option securities – Residential agency mortgage-backed securities	72,498	72,498	—	72,498	—
Residential mortgage loans held for sale	284,447	284,447	—	279,151	5,296
Loans:
Commercial	12,657,784	12,546,069	—	—	12,546,069
Commercial real estate	4,503,347	4,435,740	—	—	4,435,740
Paycheck protection program	1,848,550	1,820,749	—	—	1,820,749
Loans to individuals	3,524,166	3,528,950	—	—	3,528,950
Total loans	22,533,847	22,331,508	—	—	22,331,508
Allowance for loan losses	(352,402)	—	—	—	—
Loans, net of allowance	22,181,445	22,331,508	—	—	22,331,508
Mortgage servicing rights	132,915	132,915	—	—	132,915
Derivative instruments with positive fair value, net of cash collateral	1,289,156	1,289,156	2,772	1,286,384	—
Deposits with no stated maturity	35,848,270	35,848,270	—	—	35,848,270
Time deposits	2,004,356	2,008,294	—	—	2,008,294
Other borrowed funds	2,503,678	2,500,771	—	—	2,500,771
Subordinated debentures	276,024	288,109	—	288,109	—
Derivative instruments with negative fair value, net of cash collateral	719,556	719,556	2,721	716,835	—

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of December 31, 2020 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$798,757	$798,757	$798,757	$—	$—
Interest-bearing cash and cash equivalents	381,816	381,816	381,816	—	—
Trading securities:
U.S. government securities	9,183	9,183	4,999	4,184	—
Residential agency mortgage-backed securities	4,669,148	4,669,148	—	4,669,148	—
Municipal securities	19,172	19,172	—	19,172	—
Other trading securities	10,472	10,472	—	10,472	—
Total trading securities	4,707,975	4,707,975	4,999	4,702,976	—
Investment securities:
Municipal securities	229,245	255,270	—	69,404	185,866
Residential agency mortgage-backed securities	8,913	9,790	—	9,790	—
Other debt securities	7,373	7,371	—	7,371	—
Total investment securities	245,531	272,431	—	86,565	185,866
Allowance for credit losses	(688)	0	—	0	0
Investment securities, net of allowance	244,843	272,431	—	86,565	185,866
Available for sale securities:
U.S. Treasury	508	508	508	—	—
Municipal securities	167,979	167,979	—	167,979	—
Residential agency mortgage-backed securities	9,340,471	9,340,471	—	9,340,471	—
Residential non-agency mortgage-backed securities	32,770	32,770	—	32,770	—
Commercial agency mortgage-backed securities	3,508,465	3,508,465	—	3,508,465	—
Other debt securities	472	472	—	—	472
Total available for sale securities	13,050,665	13,050,665	508	13,049,685	472
Fair value option securities — Residential agency mortgage-backed securities	114,982	114,982	—	114,982	—
Residential mortgage loans held for sale	252,316	252,316	—	245,299	7,017
Loans:
Commercial	13,077,535	13,003,383	—	—	13,003,383
Commercial real estate	4,698,538	4,649,763	—	—	4,649,763
Paycheck protection program	1,682,310	1,669,461	—	—	1,669,461
Loans to individuals	3,549,137	3,563,199	—	—	3,563,199
Total loans	23,007,520	22,885,806	—	—	22,885,806
Allowance for loan losses	(388,640)	—	—	—	—
Loans, net of allowance	22,618,880	22,885,806	—	—	22,885,806
Mortgage servicing rights	101,172	101,172	—	—	101,172
Derivative instruments with positive fair value, net of cash collateral	810,688	810,688	10,780	799,908	—
Deposits with no stated maturity	34,176,752	34,176,752	—	—	34,176,752
Time deposits	1,967,128	1,976,936	—	—	1,976,936
Other borrowed funds	3,545,356	3,542,489	—	—	3,542,489
Subordinated debentures	276,005	269,544	—	269,544	—
Derivative instruments with negative fair value, net of cash collateral	405,779	405,779	—	405,779	—

Because no market exists for certain of these financial instruments and management does not intend to sell these financial instruments, the fair values shown in the tables above may not represent values at which the respective financial instruments could be sold individually or in the aggregate at the given reporting date.

(12) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on March 31, 2021 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Quarterly Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Three Months Ended
	March 31, 2021			December 31, 2020
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$711,047	$174	0.10%	$643,926	$158	0.10%
Trading securities	6,963,617	35,969	2.06%	6,888,189	35,848	2.02%
Investment securities, net of allowance	237,313	2,893	4.88%	251,863	3,071	4.88%
Available for sale securities	13,433,767	58,680	1.84%	12,949,702	60,885	1.98%
Fair value option securities	104,662	496	1.95%	122,329	671	2.27%
Restricted equity securities	189,921	1,359	2.86%	280,428	2,276	3.25%
Residential mortgage loans held for sale	207,013	1,380	2.71%	229,631	1,549	2.75%
Loans	22,757,007	199,589	3.55%	23,447,518	216,976	3.68%
Allowance for loan losses	(382,734)			(414,225)
Loans, net of allowance	22,374,273	199,589	3.62%	23,033,293	216,976	3.75%
Total earning assets	44,221,613	300,540	2.78%	44,399,361	321,434	2.92%
Receivable on unsettled securities sales	735,482			1,094,198
Cash and other assets	5,353,538			4,893,605
Total assets	$50,310,633			$50,387,164
Liabilities and equity
Interest-bearing deposits:
Transaction	$21,433,406	$6,323	0.12%	$20,718,390	$7,047	0.14%
Savings	789,656	86	0.04%	737,360	87	0.05%
Time	1,986,425	3,441	0.70%	1,930,808	4,300	0.89%
Total interest-bearing deposits	24,209,487	9,850	0.17%	23,386,558	11,434	0.19%
Funds purchased and repurchase agreements	2,830,378	1,348	0.19%	2,153,254	1,526	0.28%
Other borrowings	3,392,346	3,274	0.39%	5,193,656	5,453	0.42%
Subordinated debentures	276,015	3,347	4.92%	275,998	3,377	4.87%
Total interest-bearing liabilities	30,708,226	17,819	0.24%	31,009,466	21,790	0.28%
Non-interest bearing demand deposits	12,312,629			12,136,071
Due on unsettled securities purchases	915,410			957,642
Other liabilities	1,100,203			1,055,623
Total equity	5,274,165			5,228,362
Total liabilities and equity	$50,310,633			$50,387,164
Tax-equivalent Net Interest Revenue		$282,721	2.54%		$299,644	2.64%
Tax-equivalent Net Interest Revenue to Earning Assets			2.62%			2.72%
Less tax-equivalent adjustment		2,301			2,414
Net Interest Revenue		280,420			297,230
Provision for credit losses		(25,000)			(6,500)
Other operating revenue		163,897			196,778
Other operating expense		282,627			300,661
Income before taxes		186,690			199,847
Federal and state income taxes		42,382			45,138
Net income		144,308			154,709
Net income (loss) attributable to non-controlling interests		(1,752)			485
Net income attributable to BOK Financial Corp. shareholders		$146,060			$154,224
Earnings Per Average Common Share Equivalent:
Basic		$2.10			$2.21
Diluted		$2.10			$2.21
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

Three Months Ended
September 30, 2020			June 30, 2020			March 31, 2020
Average Balance	Revenue /Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate

$553,070	$167	0.12%	$619,737	$112	0.07%	$721,659	$2,393	1.33%
1,834,160	8,766	1.92%	1,871,647	11,473	2.46%	1,690,104	11,855	2.89%
258,965	3,141	4.85%	268,947	3,210	4.77%	282,265	3,338	4.73%
12,580,850	62,433	2.11%	12,480,065	68,358	2.29%	11,664,521	69,728	2.48%
387,784	1,986	1.92%	786,757	4,110	2.00%	1,793,480	11,708	2.67%
144,415	913	2.53%	273,922	1,880	2.75%	429,133	5,894	5.49%
213,125	1,585	3.01%	288,588	2,140	3.10%	129,708	1,123	3.50%
24,110,463	218,125	3.60%	24,099,492	217,731	3.63%	21,943,023	245,613	4.50%
(441,831)			(367,583)			(250,338)
23,668,632	218,125	3.67%	23,731,909	217,731	3.69%	21,692,685	245,613	4.55%
39,641,001	297,116	3.04%	40,321,572	309,014	3.12%	38,403,555	351,652	3.73%
4,563,301			4,626,307			3,046,111
4,727,453			4,809,152			4,270,952
$48,931,755			$49,757,031			$45,720,618

$19,752,106	$8,199	0.17%	$18,040,170	$9,321	0.21%	$16,159,654	$35,857	0.89%
707,121	88	0.05%	656,669	84	0.05%	563,821	126	0.09%
2,251,012	6,371	1.13%	2,464,793	8,340	1.36%	2,239,234	10,176	1.83%
22,710,239	14,658	0.26%	21,161,632	17,745	0.34%	18,962,709	46,159	0.98%
2,782,150	1,199	0.17%	5,816,484	2,042	0.14%	3,815,941	10,838	1.14%
3,382,688	3,657	0.43%	3,527,303	4,954	0.56%	6,542,325	26,947	1.66%
275,980	3,395	4.89%	275,949	3,539	5.16%	275,932	3,633	5.30%
29,151,057	22,909	0.31%	30,781,368	28,280	0.37%	29,596,907	87,577	1.19%
11,929,694			11,489,322			9,232,859
1,516,880			887,973			960,780
1,171,064			1,526,754			1,022,106
5,163,060			5,071,614			4,907,966
$48,931,755			$49,757,031			$45,720,618
	$274,207	2.73%		$280,734	2.75%		$264,075	2.54%
		2.81%			2.83%			2.80%
	2,457			2,630			2,715
	271,750			278,104			261,360
	—			135,321			93,771
	234,159			232,693			180,319
	301,265			295,387			268,624
	204,644			80,089			79,284
	50,552			15,803			17,300
	154,092			64,286			61,984
	58			(407)			(95)
	$154,034			$64,693			$62,079

	$2.19			$0.92			$0.88
	$2.19			$0.92			$0.88

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020	Mar. 31, 2020

Interest revenue	$298,239	$319,020	$294,659	$306,384	$348,937
Interest expense	17,819	21,790	22,909	28,280	87,577
Net interest revenue	280,420	297,230	271,750	278,104	261,360
Provision for credit losses	(25,000)	(6,500)	—	135,321	93,771
Net interest revenue after provision for credit losses	305,420	303,730	271,750	142,783	167,589
Other operating revenue
Brokerage and trading revenue	20,782	39,506	69,526	62,022	50,779
Transaction card revenue	22,430	21,896	23,465	22,940	21,881
Fiduciary and asset management revenue	41,322	41,799	39,931	41,257	44,458
Deposit service charges and fees	24,209	24,343	24,286	22,046	26,130
Mortgage banking revenue	37,113	39,298	51,959	53,936	37,167
Other revenue	16,296	14,209	13,698	11,479	12,309
Total fees and commissions	162,152	181,051	222,865	213,680	192,724
Other gains (losses), net	(3,036)	5,383	6,265	6,768	(10,741)
Gain (loss) on derivatives, net	(27,650)	(339)	2,354	21,885	18,420
Gain (loss) on fair value option securities, net	(1,910)	68	(754)	(14,459)	68,393
Change in fair value of mortgage servicing rights	33,874	6,276	3,441	(761)	(88,480)
Gain (loss) on available for sale securities, net	467	4,339	(12)	5,580	3
Total other operating revenue	163,897	196,778	234,159	232,693	180,319
Other operating expense
Personnel	173,010	176,198	179,860	176,235	156,181
Business promotion	2,154	3,728	2,633	1,935	6,215
Charitable contributions to BOKF Foundation	4,000	6,000	—	3,000	—
Professional fees and services	11,980	14,254	14,074	12,161	12,948
Net occupancy and equipment	26,662	27,875	28,111	30,675	26,061
Insurance	4,620	4,006	5,848	5,156	4,980
Data processing and communications	37,467	35,061	34,751	32,942	32,743
Printing, postage and supplies	3,440	3,805	3,482	3,502	4,272
Net losses (gains) and operating expenses of repossessed assets	(6,588)	1,168	6,244	1,766	1,531
Amortization of intangible assets	4,807	5,088	5,071	5,190	5,094
Mortgage banking costs	13,943	14,765	15,803	15,598	10,545
Other expense	7,132	8,713	5,388	7,227	8,054
Total other operating expense	282,627	300,661	301,265	295,387	268,624
Net income before taxes	186,690	199,847	204,644	80,089	79,284
Federal and state income taxes	42,382	45,138	50,552	15,803	17,300
Net income	144,308	154,709	154,092	64,286	61,984
Net income (loss) attributable to non-controlling interests	(1,752)	485	58	(407)	(95)
Net income attributable to BOK Financial Corporation shareholders	$146,060	$154,224	$154,034	$64,693	$62,079

Earnings per share:
Basic	$2.10	$2.21	$2.19	$0.92	$0.88
Diluted	$2.10	$2.21	$2.19	$0.92	$0.88
Average shares used in computation:
Basic	69,137,375	69,489,597	69,877,866	69,876,043	70,123,685
Diluted	69,141,710	69,493,050	69,879,290	69,877,467	70,130,166

PART II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings at Note 6 to the Consolidated Financial Statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1 to January 31, 2021	197,902	$77.36	170,000	2,856,187
February 1 to February 28, 2021	130,784	$80.87	90,000	2,766,187
March 1 to March 31, 2021	—	$—	—	2,766,187
Total	328,686		260,000
1On April 30, 2019, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock. As of March 31, 2021, the Company had repurchased 2,233,813 shares under this plan. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations and other factors.
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

104    Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

Items 3, 4 and 5 are not applicable and have been omitted.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOK FINANCIAL CORPORATION
(Registrant)

Date:        May 5, 2021

/s/ Steven E. Nell
Steven E. Nell
Executive Vice President and
Chief Financial Officer

/s/ John C. Morrow
John C. Morrow
Senior Vice President and
Chief Accounting Officer