Form 10-Q
period 2021-06-30
BOK FINANCIAL CORP
filed 2021-08-04
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 69,078,458 shares of common stock ($.00006 par value) as of June 30, 2021.

BOK Financial Corporation
Form 10-Q
Quarter Ended June 30, 2021

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Performance Summary

BOK Financial Corporation (“the Company”) reported net income of $166.4 million or $2.40 per diluted share for the second quarter of 2021. Net income was $64.7 million or $0.92 per diluted share for the second quarter of 2020 and $146.1 million or $2.10 per diluted share for the first quarter of 2021. Forecasts for improving macroeconomic factors, including stabilizing energy prices, and improving credit quality metrics resulted in a negative provision for expected credit losses of $35.0 million and $25.0 million in the second quarter of 2021 and first quarter of 2021, respectively. A provision for expected credit losses of $135.3 million was recorded in the second quarter of 2020.

Pre-provision net revenue ("PPNR"), a non-GAAP measure, was $179.9 million for the second quarter of 2021 compared to $215.8 million for the second quarter of 2020. The decrease in PPNR was due to lower combined net interest revenue and fees and commission revenue. This was largely driven by lower average loan balances due to customer deleveraging during the current economic uncertainty, narrowing net interest margin and compressed margins from our mortgage banking activities. PPNR improved $16.5 million over the first quarter of 2021. Growth in much of our fee-based business, led by brokerage and trading and fiduciary and asset management revenues, was partially offset by lower mortgage banking revenue.

Highlights of the second quarter of 2021 included:

•Net interest revenue totaled $280.3 million, an increase of $2.2 million over the second quarter of 2020. Average earning assets were $43.9 billion for the second quarter of 2021 compared to $40.3 billion for the second quarter of 2020, largely driven by growth in trading securities. Net interest margin was 2.60 percent for the second quarter of 2021 compared to 2.83 percent for the second quarter of 2020. The Federal Reserve reduced the federal funds rate to near zero in March 2020. Other short-term market interest rates followed, reducing the yield on floating-rate assets by more than the amount by which funding costs could be reduced, compressing the margin. Net interest revenue was consistent with the first quarter of 2021. Net interest margin decreased 2 basis points.
•Fees and commissions revenue totaled $169.4 million, a decrease of $44.3 million compared to the second quarter of 2020. Mortgage banking revenue decreased $32.7 million due to a combination of lower mortgage production volume and margin compression. Brokerage and trading revenue decreased $32.6 million, largely due to a shift from trading revenue to net interest revenue on trading securities. These decreases were partially offset by higher operating revenue from repossessed oil and gas assets and smaller increases in deposit service charges revenue, fiduciary and asset management fees, and transaction card revenue. Fees and commissions revenue increased $7.3 million compared to the first quarter of 2021, including a $9.3 million increase in trading revenue due to an increase in higher margin residential mortgage trading volume.
•Other operating expense totaled $291.2 million, a decrease of $4.8 million compared to the second quarter of 2020. Personnel expense decreased $4.2 million, due to decreases in regular compensation expense, incentive compensation expense and deferred compensation costs. These decreases were partially offset by an increase in employee insurance costs. Non-personnel expense was relatively consistent compared to the second quarter of 2020. Operating expense decreased $4.6 million compared to the first quarter of 2021. The first quarter of 2021 included a $4.0 million charitable contribution to the BOKF Foundation that did not recur in the second quarter.
•Period-end outstanding loan balances totaled $21.4 billion at June 30, 2021, a decrease of $1.1 billion compared to March 31, 2021. Loans originated as part of the Small Business Administration's Paycheck Protection Program ("PPP") decreased $727 million to $1.1 billion. Paydowns of energy loans and commercial real estate loans were partially offset by an increase in healthcare and personal loans. Average loan balances decreased $590 million to $22.2 billion compared to the previous quarter.
•The combined allowance for credit losses totaled $336 million or 1.66 percent of outstanding loans, excluding PPP loans, at June 30, 2021. The combined allowance for credit losses was $385 million or 1.86 percent of outstanding loans, excluding PPP loans, at March 31, 2021.

•Nonperforming assets not guaranteed by U.S. government agencies decreased $51 million compared to March 31, 2021. Potential problem loans decreased $38 million while other loans especially mentioned decreased $134 million. Net charge-offs were $15.4 million or 0.30 percent of average loans on an annualized basis for the second quarter of 2021, excluding PPP loans. Net charge-offs were 0.32 percent of average loans, excluding PPP loans, over the last four quarters. Net charge-offs were $14.5 million or 0.28 percent of average loans on an annualized basis for the first quarter of 2021, excluding PPP loans.
•Period-end deposits were $37.4 billion at June 30, 2021, a $413 million decrease compared to March 31, 2021. Average deposits increased $968 million, including an $877 million increase in demand deposits. Clients across all of our business segments continued to maintain higher deposit balances during this period of economic uncertainty, supplemented by inflows from government stimulus.
•The common equity Tier 1 capital ratio at June 30, 2021 was 11.95 percent. Other regulatory capital ratios were Tier 1 capital ratio, 12.01 percent, total capital ratio, 13.61 percent, and leverage ratio, 8.58 percent. At March 31, 2021, the common equity Tier 1 capital ratio was 12.14 percent, the Tier 1 capital ratio was 12.21 percent, total capital ratio was 13.98 percent, and leverage ratio was 8.42 percent.
•The Company repurchased 492,994 shares of common stock at an average price of $88.84 per share in the second quarter of 2021 and 260,000 shares at an average price of $77.20 in the first quarter of 2021. We view share buybacks opportunistically but within the context of maintaining our strong capital position.
•On July 23, 2021, the Company notified holders that it will exercise its option to redeem all $150 million of its 5.375 percent Subordinated Notes on August 23, 2021. The Company will use existing capital for the redemption. The Notes carried an unamortized discount at June 30, 2021 of $4.0 million which will be recognized at redemption. Redemption of the Notes will reduce annual interest expense by approximately $8.0 million.
•The Company paid a regular cash dividend of $35.9 million or $0.52 per common share during the second quarter of 2021. On August 3, 2021, the board of directors approved a quarterly cash dividend of $0.52 per common share payable on or about August 26, 2021 to shareholders of record as of August 16, 2021.

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

Tax-equivalent net interest revenue totaled $282.6 million for the second quarter of 2021 and $280.7 million for the second quarter of 2020. Net interest revenue increased $13.9 million from growth in average earning assets and decreased $12.0 million due to changes in interest rates. An increase in trading securities balances was partially offset by a decrease in loan balances. Table 1 shows the effect on net interest revenue from changes in average balances and interest rates for various types of earning assets and interest-bearing liabilities.

Net interest margin was 2.60 percent for the second quarter of 2021, compared to 2.83 percent for the second quarter of 2020. In response to the anticipated impact to the economy from the COVID-19 pandemic, the Federal Reserve reduced the federal funds rate to near zero in March, 2020. Other short-term market interest rates followed, reducing the yield on floating-rate assets by more than the amount by which funding costs could be reduced, compressing the margin. The tax-equivalent yield on earning assets was 2.75 percent, a decrease of 37 basis points compared to the second quarter of 2020. The available for sale securities portfolio yield decreased 44 basis points to 1.85 percent as principal cash flows received from maturities of the available for sale securities portfolio continue to be reinvested at lower rates. Loan yields decreased 9 basis points to 3.54 percent, largely due to the decrease in short-term interest rates partially offset by the addition of PPP loan fees. PPP loan fees of $11.1 million were recognized in the second quarter of 2021. As discussed in the Management's Discussion and Analysis - Loan section following, $27.8 million of deferred loans fees remain to be recognized in future periods, including $3.8 million related to loans originated in 2020 that mature in 2022. The yield on trading securities decreased 51 basis points to 1.95 percent.

Funding costs decreased 16 basis points compared to the second quarter of 2020. The cost of other borrowed funds decreased 2 basis points and the cost of interest-bearing deposits decreased 20 basis points. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 6 basis points for the second quarter of 2021, a decrease of 2 basis points compared to the second quarter of 2020.
Average earning assets for the second quarter of 2021 increased $3.5 billion or 9 percent over the second quarter of 2020. This increase was largely due to growth in our trading of U.S. government issued mortgage-backed securities and the expansion of the available for sale securities portfolio, partially offset by a decrease in loans and fair value option securities. Average trading securities increased $5.6 billion. The average balance of available for sale securities, which consists largely of residential and commercial mortgage-backed securities guaranteed by U.S. government agencies, increased $763 million. We purchase securities to supplement earnings and to manage interest rate risk. Average loans, net of allowance for loan losses, decreased $1.9 billion, largely due to purposeful deleveraging by our customers as borrowers continue to pay down during this time of economic uncertainty. Fair value option securities that we hold as an economic hedge against changes in the fair value of mortgage servicing rights decreased $722 million.

Average deposits increased $4.8 billion compared to the second quarter of 2020. Deposit growth is largely due to customers retaining elevated balances in the current economic environment, supplemented by the most recent government stimulus payments. Interest-bearing deposits increased $3.1 billion while demand deposit balances increased $1.7 billion. Other borrowed funds decreased $3.9 billion.
Tax-equivalent net interest revenue was $282.6 million, largely unchanged compared to the first quarter of 2021. Net interest margin was 2.60 percent compared to 2.62 percent in the first quarter of 2021.
Average earning assets decreased $354 million compared to the first quarter of 2021. Average loan balances decreased $590 million, primarily from energy and commercial real estate loan paydowns. Available for sale securities decreased $190 million. Average trading securities grew by $467 million. Other borrowed funds decreased $824 million.

The yield on average earning assets was 2.75 percent, a 3 basis point decrease from the prior quarter. The yield on the available for sale securities portfolio increased 1 basis point to 1.85 percent and the loan portfolio yield decreased 1 basis point to 3.54 percent.
Funding costs were 0.21 percent, down 3 basis points. The cost of interest-bearing deposits decreased 3 basis points to 0.14 percent. The cost of other borrowed funds was down 2 basis points to 0.28 percent. The benefit to net interest margin from assets funded by non-interest liabilities was 6 basis points for the second quarter of 2021, a decrease of 2 basis points compared to the prior quarter.
Our overall objective is to manage the Company’s balance sheet to be relatively neutral to changes in interest rates as is further described in the Market Risk section of this report. Approximately 75% of our commercial and commercial real estate loan portfolios are either variable rate or fixed rate that will reprice within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that reprice more slowly than the loans. The result is a balance sheet that would be asset sensitive, which means that assets generally reprice more quickly than liabilities. One of the strategies that we use to manage toward a relative rate-neutral position is to purchase fixed rate residential mortgage-backed securities issued primarily by U.S. government agencies and fund them with market-rate-sensitive liabilities. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also may use derivative instruments to manage our interest rate risk.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

Table 1 -- Volume/Rate Analysis
(In thousands)

	Three Months Ended June 30, 2021 / 2020			Six Months Ended June 30, 2021 / 2020
		Change Due To1			Change Due To1
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$46	$3	$43	$(2,173)	$21	$(2,194)
Trading securities	25,229	31,144	(5,915)	49,343	63,648	(14,305)
Investment securities	(439)	(552)	113	(884)	(1,059)	175
Available for sale securities	(9,369)	4,414	(13,783)	(20,417)	12,519	(32,936)
Fair value option securities	(3,708)	(4,363)	655	(14,920)	(13,985)	(935)
Restricted equity securities	(129)	(498)	369	(4,664)	(3,348)	(1,316)
Residential mortgage loans held for sale	(571)	(452)	(119)	(314)	114	(428)
Loans	(21,860)	(16,970)	(4,890)	(67,884)	(11,034)	(56,850)
Total tax-equivalent interest revenue	(10,801)	12,726	(23,527)	(61,913)	46,876	(108,789)
Interest expense:
Transaction deposits	(3,782)	1,486	(5,268)	(33,316)	6,882	(40,198)
Savings deposits	12	28	(16)	(28)	70	(98)
Time deposits	(5,550)	(1,274)	(4,276)	(12,285)	(2,191)	(10,094)
Funds purchased and repurchase agreements	(1,320)	(1,508)	188	(10,810)	(4,465)	(6,345)
Other borrowings	(1,870)	89	(1,959)	(25,543)	(6,366)	(19,177)
Subordinated debentures	(186)	7	(193)	(472)	(2)	(470)
Total interest expense	(12,696)	(1,172)	(11,524)	(82,454)	(6,072)	(76,382)
Tax-equivalent net interest revenue	1,895	13,898	(12,003)	20,541	52,948	(32,407)
Change in tax-equivalent adjustment	(310)			(724)
Net interest revenue	$2,205			$21,265
1    Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $191.4 million for the second quarter of 2021, a decrease of $41.8 million compared to the second quarter of 2020. Mortgage production revenue was negatively impacted by a decline in mortgage production volumes and margin compression. Brokerage and trading revenue decreased largely due to a shift of trading revenue to interest income from trading securities.

Other operating revenue increased $14.4 million compared to the first quarter of 2021. Brokerage and trading revenue increased $8.6 million. An increase in agency residential mortgage trading volumes and higher margin market opportunities combined to grow trading revenue.

Table 2 – Other Operating Revenue
(In thousands)

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2021	Increase (Decrease)	% Increase (Decrease)
	2021	2020
Brokerage and trading revenue	$29,408	$62,022	$(32,614)	(53)%	$20,782	$8,626	42%
Transaction card revenue	24,923	22,940	1,983	9%	22,430	2,493	11%
Fiduciary and asset management revenue	44,832	41,257	3,575	9%	41,322	3,510	8%
Deposit service charges and fees	25,861	22,046	3,815	17%	24,209	1,652	7%
Mortgage banking revenue	21,219	53,936	(32,717)	(61)%	37,113	(15,894)	(43)%
Other revenue	23,172	11,479	11,693	102%	16,296	6,876	42%
Total fees and commissions revenue	169,415	213,680	(44,265)	(21)%	162,152	7,263	4%
Other gains, net	16,449	7,347	9,102	N/A	10,121	6,328	N/A
Gain (loss) on derivatives, net	18,820	21,885	(3,065)	N/A	(27,650)	46,470	N/A
Loss on fair value option securities, net	(1,627)	(14,459)	12,832	N/A	(1,910)	283	N/A
Change in fair value of mortgage servicing rights	(13,041)	(761)	(12,280)	N/A	33,874	(46,915)	N/A
Gain on available for sale securities, net	1,430	5,580	(4,150)	N/A	467	963	N/A
Total other operating revenue	$191,446	$233,272	$(41,826)	(18)%	$177,054	$14,392	8%

Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 38 percent of total revenue for the second quarter of 2021, excluding provision for credit losses and gains and losses on other assets, securities and derivatives and the change in the fair value of mortgage servicing rights. We believe that a variety of fee revenue sources provides an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. As an example of this strength, many of the economic factors such as rising interest rates resulting in growth in net interest revenue or fiduciary and asset management revenue may also decrease mortgage banking production volumes and related trading. We expect growth in other operating revenue to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, including the recent impact of the COVID-19 pandemic, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and Trading Revenue

Brokerage and trading revenue, which includes revenues from trading, customer hedging, retail brokerage and investment banking, decreased $32.6 million or 53 percent compared to the second quarter of 2020.

Trading revenue includes net realized and unrealized gains and losses primarily related to sales of residential mortgage-backed securities guaranteed by U.S. government agencies and related derivative instruments that enable our mortgage banking customers to manage their production risk. Trading revenue also includes net realized and unrealized gains and losses on municipal securities and other financial instruments that we sell to institutional customers, along with changes in the fair value of financial instruments we hold as economic hedges against market risk of our trading securities. Trading revenue was $13.0 million for the second quarter of 2021, a $30.9 million or 70 percent decrease compared to the second quarter of 2020, primarily due to a shift from fee revenue to net interest revenue on trading securities. See additional discussion in "Lines of Business" section of Management's Discussion and Analysis.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue totaled $1.8 million for the second quarter of 2021, a $4.4 million or 71 percent decrease compared to the second quarter of 2020, primarily attributed to energy customers. Customer hedging revenue includes credit valuation adjustments of the fair value of derivatives to reflect the risk of counterparty default.

Revenue earned from retail brokerage transactions totaled $4.5 million for the second quarter of 2021, an increase of $1.1 million compared to the second quarter of 2020 due to increased trading activity.

Investment banking, which includes fees earned upon completion of underwriting, financial advisory services and loan syndication fees, totaled $7.1 million for the second quarter of 2021, an increase of $1.8 million or 33 percent compared to the second quarter of 2020, related to the timing and volume of completed transactions.
Brokerage and trading revenue increased $8.6 million compared to the previous quarter, including a $9.3 million increase in trading revenue, primarily due to the combination of an increase in agency residential mortgage trading volumes and higher margin market opportunities.

Transaction Card Revenue

Transaction card revenue increased $2.0 million over the second quarter of 2020 and $2.5 million over the previous quarter, largely due to stimulus measures and the broader reopening of the U.S. economy, as we saw both merchant and ATM transaction volume increase this quarter.

Fiduciary and Asset Management Revenue

Fiduciary and asset management revenue is earned through managing or holding of assets for customers and executing transactions or providing related services. Approximately 90 percent of fiduciary and asset management revenue is primarily based on the fair value of assets. Rates applied to asset values vary based on the nature of the relationship. Fiduciary relationships and managed asset relationships generally have higher fee rates than non-fiduciary and/or managed relationships. Fiduciary and asset management revenue increased $3.6 million or 9 percent compared to the second quarter of 2020. An increase in trust and managed account fees from higher client asset balances was partially offset by a decrease in mutual fund fees as the low rate environment has put pressure on our mutual fund revenue streams. We had approximately $2.9 million in fee waivers during the second quarter of 2021 compared to approximately $1.1 million in the second quarter of 2020. We have voluntarily waived certain administration fees on the Cavanal Hill money market funds in order to maintain positive yields on these funds in the current short-term interest rate environment.

Fiduciary and asset management revenue increased $3.5 million or 8 percent compared to the first quarter of 2021 due to seasonal tax preparation fees collected in the second quarter and higher client asset balances. A distribution of assets under management or administration and related fiduciary and asset management revenue follows:

Table 3 -- Assets Under Management or Administration
(In thousands)

	Three Months Ended
	June 30, 2021			June 30, 2020			March 31, 2021
	Balance	Revenue[1]	Margin[2]	Balance	Revenue[1]	Margin[2]	Balance	Revenue[1]	Margin[2]
Managed fiduciary assets:
Personal	$11,973,758	$28,634	0.96%	$9,786,686	$24,131	0.99%	$11,369,467	$23,608	0.83%
Institutional	16,339,627	7,257	0.18%	13,565,799	6,129	0.18%	15,144,797	6,818	0.18%
Total managed fiduciary assets	28,313,385	35,891	0.51%	23,352,485	30,260	0.52%	26,514,264	30,426	0.46%

Non-managed assets:
Fiduciary	30,341,404	6,643	0.09%	23,395,807	9,031	0.15%	29,713,004	8,983	0.12%
Non-fiduciary	19,480,250	2,298	0.05%	16,643,422	1,966	0.05%	18,421,279	1,913	0.04%
Safekeeping and brokerage assets under administration	18,497,709	—	—%	16,060,788	—	—%	17,307,641	—	—%
Total non-managed assets	68,319,363	8,941	0.05%	56,100,017	10,997	0.08%	65,441,924	10,896	0.07%

Total assets under management or administration	$96,632,748	$44,832	0.19%	$79,452,502	$41,257	0.21%	$91,956,188	$41,322	0.18%
1    Fiduciary and asset management revenue includes asset-based and other fees associated with the assets.
2    Annualized revenue divided by period-end balance.

A summary of changes in assets under management or administration for the three months ended June 30, 2021 and 2020 follows:

Table 4 -- Changes in Assets Under Management or Administration
(In thousands)

	Three Months Ended June 30,
	2021	2020
Beginning balance	$91,956,188	$75,783,829
Net inflows (outflows)	1,191,390	(1,219,567)
Net change in fair value	3,485,170	4,888,240
Ending balance	$96,632,748	$79,452,502

Deposit Service Charges and Fees

Deposit service charges and fees increased $3.8 million compared to the second quarter of 2020 and $1.7 million over the first quarter of 2021. This increase was primarily due to commercial accounts where lower earnings credit rates caused by the low interest rate environment have resulted in higher service charges.

Mortgage Banking Revenue

Mortgage banking revenue decreased $32.7 million or 61 percent compared to the second quarter of 2020 and $15.9 million or 43 percent compared to the first quarter of 2021. Mortgage loan production volume decreased $429 million or 40 percent compared to second quarter of 2020 and decreased $206 million or 24 percent compared to first quarter of 2021. The decline in mortgage production volume was largely due to industry-wide housing inventory constraints, changes to government-sponsored entity delivery limits on second homes and investment properties, and overall market conditions. The realized margin on funded mortgage loans decreased 35 basis points to 2.75 percent compared to first quarter of 2021 while the gain on sale margin, which includes unrealized gains and losses on our mortgage commitment pipeline and related hedges, decreased 143 basis points to 1.55 percent. Margins were compressed largely due to competitive pricing pressure and timing of settlements.

Table 5 – Mortgage Banking Revenue
(In thousands)

	Three Months Ended June 30, 2021		Increase (Decrease)		% Increase (Decrease)	Three Months Ended Mar. 31, 2021	Increase (Decrease)		% Increase (Decrease)
	2021	2020
Mortgage production revenue	$10,004	$39,185	$(29,181)		(74)%	$25,287	$(15,283)		(60)%

Mortgage loans funded for sale	$754,893	$1,184,249				$843,053
Add: Current period end outstanding commitments	276,154	546,304				387,465
Less: Prior period end outstanding commitments	387,465	657,570				380,637
Total mortgage production volume	$643,582	$1,072,983	$(429,401)		(40)%	$849,881	$(206,299)		(24)%

Mortgage loan refinances to mortgage loans funded for sale	48%	71%	(2,300)	bps		65%	(1,700)	bps
Realized margin on funded mortgage loans	2.75%	2.04%	71	bps		3.10%	(35)	bps
Gain on sale margin	1.55%	3.65%	(210)	bps		2.98%	(143)	bps
Primary mortgage interest rates:
Average	3.00%	3.24%	(24)	bps		2.88%	12	bps
Period end	3.02%	3.13%	(11)	bps		3.17%	(15)	bps

Mortgage servicing revenue	$11,215	$14,751	$(3,536)		(24)%	$11,826	$(611)		(5)%
Average outstanding principal balance of mortgage loans serviced for others	15,065,173	19,319,872	(4,254,699)		(22)%	15,723,231	(658,058)		(4)%

Average mortgage servicing revenue rates	0.30%	0.31%	(1)	bp		0.31%	(1)	bp

Primary rates disclosed in Table 5 above represent rates generally available to borrowers on 30 year conforming mortgage loans.

Other Revenue

Other revenue increased $11.7 million over the second quarter of 2020 and $6.9 million compared to the first quarter of 2021. The increase was primarily due to higher production revenue from repossessed oil and gas properties; however, this is partially offset by increased operating expenses on these properties. Revenue and expense from repossessed oil and gas properties will decrease as the properties are sold.

Net gains on other assets, securities and derivatives

Other net gains totaled $16.4 million in the second quarter of 2021 compared to $7.3 million in the second quarter of 2020. The fluctuation is related to increased gains on alternative investments and sales of repossessed assets. Other net gains totaled $10.1 million in the first quarter of 2021. Increases in gains on alternative investments and the sale of fixed assets were partially offset by a decrease in gains on sales of repossessed assets.

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

Historically low mortgage rates in 2020 and early 2021 resulted in a favorable risk profile for our MSRs that supported hedge performance during that time period. Increases in longer-term interest rates during 2021 has returned the risk profile of our MSRs to a more balanced profile, as can be seen in Table 25 of the Market Risk section.

Table 6 - Gain (Loss) on Mortgage Servicing Rights
(In thousands)

	Three Months Ended
	June 30, 2021	Mar. 31, 2021	June 30, 2020
Gain (loss) on mortgage hedge derivative contracts, net	$18,764	$(27,705)	$21,815
Loss on fair value option securities, net	(1,627)	(1,910)	(14,459)
Gain (loss) on economic hedge of mortgage servicing rights, net	17,137	(29,615)	7,356
Gain (loss) on change in fair value of mortgage servicing rights	(13,041)	33,874	(761)
Gain on changes in fair value of mortgage servicing rights, net of economic hedges included in other operating revenue	4,096	4,259	6,595
Net interest revenue on fair value option securities[1]	341	393	2,702
Total economic benefit of changes in the fair value of mortgage servicing rights, net of economic hedges	$4,437	$4,652	$9,297
1    Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Other Operating Expense

Other operating expense for the second quarter of 2021 totaled $291.2 million, a decrease of $4.8 million compared to the second quarter of 2020 and a decrease of $4.6 million compared to the first quarter of 2021.

Table 7 – Other Operating Expense
(In thousands)

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2021	Increase (Decrease)	% Increase (Decrease)
	2021	2020
Regular compensation	$96,081	$99,267	$(3,186)	(3)%	$97,211	$(1,130)	(1)%
Incentive compensation:
Cash-based	45,668	46,569	(901)	(2)%	42,259	3,409	8%
Share-based	251	3,455	(3,204)	(93)%	4,570	(4,319)	95%
Deferred compensation	3,906	5,932	(2,026)	N/A	2,263	1,643	N/A
Total incentive compensation	49,825	55,956	(6,131)	(11)%	49,092	733	1%
Employee benefits	26,129	21,012	5,117	24%	26,707	(578)	(2)%
Total personnel expense	172,035	176,235	(4,200)	(2)%	173,010	(975)	(1)%
Business promotion	2,744	1,935	809	42%	2,154	590	27%
Charitable contributions to BOKF Foundation	—	3,000	(3,000)	N/A	4,000	(4,000)	N/A
Professional fees and services	12,361	12,161	200	2%	11,980	381	3%
Net occupancy and equipment	26,633	30,675	(4,042)	(13)%	26,662	(29)	—%
Insurance	3,660	5,156	(1,496)	(29)%	4,620	(960)	(21)%
Data processing and communications	36,418	32,942	3,476	11%	37,467	(1,049)	(3)%
Printing, postage and supplies	4,285	3,502	783	22%	3,440	845	25%
Amortization of intangible assets	4,578	5,190	(612)	(12)%	4,807	(229)	(5)%
Mortgage banking costs	11,126	15,598	(4,472)	(29)%	13,943	(2,817)	(20)%
Other expense	17,312	9,572	7,740	81%	13,701	3,611	26%
Total other operating expense	$291,152	$295,966	$(4,814)	(2)%	$295,784	$(4,632)	(2)%

Average number of employees (full-time equivalent)	4,817	5,037	(220)	(4)%	4,902	(85)	(2)%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense

Personnel expense decreased $4.2 million compared to the second quarter of 2020. Incentive compensation decreased $6.1 million. Share-based compensation expense decreased $3.2 million based on changes in assumptions of certain performance-based equity awards. Deferred compensation expense decreased $2.0 million; however, this is largely offset by a decrease in the value of related investments included in Other gains (losses), net. Regular compensation expense decreased $3.2 million as we have managed personnel costs by challenging the need to fill open positions and add new positions. These decreases were partially offset by an increase of $5.1 million in employee benefits expense due to increased healthcare costs as healthcare spending returned to normal levels following the earlier months of the pandemic.
Personnel expense decreased $1.0 million compared to the first quarter of 2021, primarily due to a decrease of $1.1 million in regular compensation expense. A $3.0 million seasonal decrease in payroll tax expense was almost fully offset by a $2.8 million increase in employee healthcare costs, which reflects more normal pre-pandemic healthcare levels.

Non-personnel operating expense

Non-personnel operating expense was relatively consistent with the second quarter of 2020. Mortgage banking costs decreased $4.5 million, substantially due to a decrease in accruals related to default servicing and loss mitigation costs on loans serviced for others. Occupancy and equipment expenses decreased $4.0 million as the second quarter of 2020 included impairment of two leases where assumptions regarding subleasing changed due to deteriorating economic conditions. Also, a $3.0 million charitable contribution was made to the BOKF Foundation in the second quarter of 2020. These expense decreases were almost entirely offset by an increase of $7.7 million in other expense, largely due to increased operating expenses on repossessed oil and gas properties, and a $3.5 million increase in data processing and communications expense, primarily due to continued investment in technology upgrades.
Non-personnel expense decreased $3.7 million compared to the first quarter of 2021. The first quarter of 2021 included a $4.0 million charitable donation to the BOKF Foundation. Mortgage banking costs decreased $2.8 million due to a decrease in prepayments combined with lower accruals related to default servicing and loss mitigation costs on loans serviced for others. Data processing and communications expense decreased $1.0 million as a result of a reduction of system conversion expenses. These decreases were partially offset by an increase of $3.6 million in other expense, primarily due to increased operating expenses on repossessed assets.
Income Taxes

The effective tax rate was 22.5 percent for the second quarter of 2021, 19.7 percent for the second quarter of 2020 and 22.7 percent for the first quarter of 2021. The effective tax rate for the second quarter of 2020 was lower compared the second quarter of 2021, primarily due to lower forecasted pre-tax income for 2020. The lower forecasted pre-tax income for 2020 was primarily due to the larger provision for credit losses. Income tax expense for the second quarter of 2021 increased $6.1 million compared to the first quarter of 2021, primarily due to the increase in net income before tax for the second quarter of 2021.
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

The value of funds provided by the operating lines of business to the Funds Management unit is updated annually at the beginning of the year and is based on rates that approximate wholesale market rates for funds with similar repricing and cash flow characteristics. Market rates are generally based on LIBOR or interest rate swap rates. The funds credit formula applied to deposit products with indeterminate maturities is established based on their repricing characteristics reflected in a combination of the short-term LIBOR rate and a moving average of an intermediate-term swap rate, with an appropriate spread applied to both. Shorter duration products are weighted towards the short-term LIBOR rate and longer duration products are weighted towards the intermediate-term swap rates. The expected duration ranges from 30 days for certain rate-sensitive deposits to five years.

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

As shown in Table 8, net income attributable to our lines of business decreased $41.5 million compared to the second quarter of 2020. Net interest revenue decreased by $3.1 million compared to the prior year, primarily driven by lower average outstanding loan balances. Net charge-offs increased $2.4 million compared to the second quarter of 2020. Other operating revenue decreased by $39.6 million due to a combination of inventory constraints and compressed margins that negatively impacted mortgage banking revenue and a shift from trading revenue from our agency residential mortgage trading activities to net interest revenue. Operating expense increased $1.5 million compared to the second quarter of 2020, primarily in Commercial Banking.

Net interest revenue increased $8.8 million compared to the first quarter of 2021, primarily due to higher earnings from deposits sold to the Funds Management unit. Other operating revenue increased $17.1 million. Growth in our fee-based business, led by brokerage and trading and fiduciary and asset management revenues, were partially offset by lower mortgage banking revenue. Higher operating revenue from repossessed oil and gas assets also contributed to the increase. Other operating expense increased $2.1 million.

Net income attributable to our Funds Management unit was impacted by the negative provision for credit losses in the second quarter of 2021, compared to a provision for credit losses in excess of charge-offs in the second quarter of 2020.

Table 8 -- Net Income by Line of Business
(In thousands)

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2021	Increase (Decrease)	% Increase (Decrease)
	2021	2020
Commercial Banking	$72,632	$80,992	$(8,360)	(10)%	$69,673	$2,959	4%
Consumer Banking	1,698	32,501	(30,803)	(95)%	6,948	(5,250)	(76)%
Wealth Management	31,061	33,394	(2,333)	(7)%	19,382	11,679	60%
Subtotal	105,391	146,887	(41,496)	(28)%	96,003	9,388	10%
Funds Management and other	61,030	(82,194)	143,224	N/A	50,057	10,973	N/A
Total	$166,421	$64,693	$101,728	157%	$146,060	$20,361	14%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Commercial Banking

Commercial Banking contributed $72.6 million to consolidated net income in the second quarter of 2021, a decrease of $8.4 million or 10 percent compared to the second quarter of 2020.

Table 9 -- Commercial Banking
(Dollars in thousands)

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2021	Increase (Decrease)	% Increase (Decrease)
	2021	2020
Net interest revenue from external sources	$151,942	$174,314	$(22,372)	(13)%	$155,799	$(3,857)	(2)%
Net interest expense from internal sources	(21,041)	(29,205)	8,164	(28)%	(25,794)	4,753	(18)%
Total net interest revenue	130,901	145,109	(14,208)	(10)%	130,005	896	1%
Net loans charged off	16,268	13,762	2,506	18%	13,985	2,283	16%
Net interest revenue after net loans charged off	114,633	131,347	(16,714)	(13)%	116,020	(1,387)	(1)%

Fees and commissions revenue	63,368	46,515	16,853	36%	49,847	13,521	27%
Other gains (losses), net	1,901	1,383	518	N/A	(3,268)	5,169	N/A
Other operating revenue	65,269	47,898	17,371	36%	46,579	18,690	40%

Personnel expense	39,848	39,873	(25)	—%	39,252	596	2%
Non-personnel expense	31,503	23,060	8,443	37%	27,727	3,776	14%
Other operating expense	71,351	62,933	8,418	13%	66,979	4,372	7%

Net direct contribution	108,551	116,312	(7,761)	(7)%	95,620	12,931	14%
Gain on financial instruments, net	34	48	(14)	N/A	33	1	N/A
Gain on repossessed assets, net	3,565	191	3,374	N/A	12,737	(9,172)	N/A
Corporate expense allocations	12,512	5,437	7,075	130%	12,734	(222)	(2)%
Income before taxes	99,638	111,114	(11,476)	(10)%	95,656	3,982	4%
Federal and state income tax	27,006	30,122	(3,116)	(10)%	25,983	1,023	4%
Net income	$72,632	$80,992	$(8,360)	(10)%	$69,673	$2,959	4%

Average assets	$28,160,594	$27,575,652	$584,942	2%	$28,047,052	$113,542	—%
Average loans	16,981,888	19,262,827	(2,280,939)	(12)%	17,522,520	(540,632)	(3)%
Average deposits	17,049,772	14,599,225	2,450,547	17%	16,130,168	919,604	6%
Average invested capital	2,094,022	2,230,707	(136,685)	(6)%	2,157,062	(63,040)	(3)%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Net interest revenue decreased $14.2 million compared to the second quarter of 2020, primarily due to reduced loan balances coupled with a reduction in the spread on deposits sold to our Funds Management unit. This was partially offset by increased deposit balances. Growth in average deposits and decreases in average loans caused Commercial Banking to be a net provider of funds to Funds Management in the second quarter of 2021 compared to a net user of funds in the second quarter of 2020 and the first quarter of 2021. Net loans charged-off increased $2.5 million.

Fees and commissions revenue increased $16.9 million or 36 percent while operating expenses increased $8.4 million or 13 percent. An increase in production revenue from repossessed oil and gas properties was partially offset by an increase in related operating expenses. Deposit service charges and fees, syndication fees, and transaction card revenues were also up over the second quarter of 2020.

During the second quarter of 2021, a gain of $7.3 million was realized on the sale of repossessed assets, which was partially offset by impairment taken on a certain repossessed oil and gas property. Corporate expense allocations increased $7.1 million or 130 percent compared to the prior year. The Commercial team provided resources to originate and service the PPP loan activity outside of the Commercial Banking segment throughout 2020, which lowered allocations to Commercial Banking in the prior year.

The average outstanding balance of loans attributed to Commercial Banking decreased $2.3 billion or 12 percent to $17.0 billion compared to the second quarter of 2020. See the Loans section of Management’s Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans, which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking were $17.0 billion for the second quarter of 2021, a $2.5 billion or 17 percent increase over the second quarter of 2020. Continued deposit growth is primarily due to higher balance retention by customers in the current economic environment. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of change.

Net interest revenue was relatively consistent with first quarter of 2021. Fees and commissions revenue increased $13.5 million over the first quarter of 2021. Operating expense increased $4.4 million or 7 percent compared to the first quarter of 2021. Both increases were primarily due to the operation of repossessed oil and gas properties. Net gain on repossessed assets also decreased $9.2 million as first quarter of 2021 included a $14.1 million gain on the sale of repossessed oil and gas assets.

Average loan balances decreased $541 million or 3 percent and average customer deposits increased $920 million or 6 percent over the first quarter of 2021.

Consumer Banking

Consumer Banking provides retail banking services through four primary distribution channels: traditional branches, the 24-hour ExpressBank call center, Internet banking and mobile banking. Consumer Banking also conducts mortgage banking activities through offices located outside of our Consumer Banking markets.

Consumer Banking contributed $1.7 million to consolidated net income for the second quarter of 2021, a decrease of $30.8 million compared to the second quarter of 2020, largely due to lower mortgage production volumes combined with lower spreads on deposits sold to our Funds Management unit.

Table 10 -- Consumer Banking
(Dollars in thousands)

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2021	Increase (Decrease)	% Increase (Decrease)
	2021	2020
Net interest revenue from external sources	$17,552	$18,795	$(1,243)	(7)%	$16,686	$866	5%
Net interest revenue from internal sources	7,393	20,475	(13,082)	(64)%	4,288	3,105	72%
Total net interest revenue	24,945	39,270	(14,325)	(36)%	20,974	3,971	19%
Net loans charged off	425	535	(110)	(21)%	1,136	(711)	(63)%
Net interest revenue after net loans charged off	24,520	38,735	(14,215)	(37)%	19,838	4,682	24%

Fees and commissions revenue	37,714	67,192	(29,478)	(44)%	52,300	(14,586)	(28)%
Other losses, net	—	—	—	N/A	(18)	18	N/A
Other operating revenue	37,714	67,192	(29,478)	(44)%	52,282	(14,568)	(28)%

Personnel expense	21,108	23,306	(2,198)	(9)%	21,908	(800)	(4)%
Non-personnel expense	31,345	34,943	(3,598)	(10)%	33,714	(2,369)	(7)%
Total other operating expense	52,453	58,249	(5,796)	(10)%	55,622	(3,169)	(6)%

Net direct contribution	9,781	47,678	(37,897)	(79)%	16,498	(6,717)	(41)%
Gain (loss) on financial instruments, net	17,137	7,356	9,781	N/A	(29,616)	46,753	N/A
Change in fair value of mortgage servicing rights	(13,041)	(761)	(12,280)	N/A	33,874	(46,915)	N/A
Gain on repossessed assets, net	—	27	(27)	N/A	41	(41)	N/A
Corporate expense allocations	11,599	10,692	907	8%	11,475	124	1%
Income before taxes	2,278	43,608	(41,330)	(95)%	9,322	(7,044)	(76)%
Federal and state income tax	580	11,107	(10,527)	(95)%	2,374	(1,794)	(76)%
Net income	$1,698	$32,501	$(30,803)	(95)%	$6,948	$(5,250)	(76)%

Average assets	$10,087,488	$9,920,005	$167,483	2%	$9,755,539	$331,949	3%
Average loans	1,786,242	1,679,164	107,078	6%	1,823,732	(37,490)	(2)%
Average deposits	8,469,043	7,587,246	881,797	12%	8,082,443	386,600	5%
Average invested capital	249,061	258,558	(9,497)	(4)%	256,188	(7,127)	(3)%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Net interest revenue from Consumer Banking activities declined by $14.3 million or 36 percent compared to the second quarter of 2020, primarily due to a decrease in the spread on deposits sold to our Funds Management unit and a decrease in volume of securities held as an economic hedge of our mortgage servicing rights. Average consumer deposits grew $882 million over the second quarter of 2020 with interest-bearing transaction deposit balances increasing $471 million or 14 percent and demand deposit balances increasing $405 million or 15 percent.

Fees and commissions revenue decreased $29.5 million or 44 percent compared to the second quarter of 2020. Mortgage banking revenue decreased $32.7 million from the first quarter of 2020 due to lower mortgage production volume and gain on sale margin compression. Deposit service charges increased $2.2 million. Customer spending levels increased with the broader reopening of the U.S. economy, which resulted in increased overdraft fees and check card revenue compared to the prior year. Operating expense decreased $5.8 million due to a decrease in mortgage banking costs and personnel expense. Corporate expense allocations were consistent with the second quarter of 2020.

Changes in the fair value of mortgage servicing rights, net of economic hedges, increased pre-tax net income for the second quarter of 2021 by $4.1 million compared to a $6.6 million increase in pre-tax net income in the second quarter of 2020.

Net interest revenue from Consumer Banking activities increased $4.0 million or 19 percent compared to the first quarter of 2021, mainly due to favorable spreads on deposits sold to our Funds Management unit. Operating revenue decreased $14.6 million compared to the first quarter of 2021 as mortgage production volume declined and margins compressed. Operating expense decreased $3.2 million, primarily due to a decrease mortgage banking costs.

Average consumer loans decreased $37 million or 2 percent. Average deposits increased $387 million or 5 percent.

Wealth Management

Wealth Management contributed $31.1 million to consolidated net income in the second quarter of 2021, a decrease of $2.3 million or 7 percent compared to the second quarter of 2020. Revenue attributed to the Wealth Management segment totaled $131.1 million for the second quarter of 2021, a $2.5 million or 2 percent decrease compared to the second quarter of 2020. A seasonal increase in fiduciary and asset management revenue was offset by decreased revenue related to agency mortgage-backed trading activities.

Table 11 -- Wealth Management
(Dollars in thousands)

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2021	Increase (Decrease)	% Increase (Decrease)
	2021	2020
Net interest revenue from external sources	$52,966	$34,359	$18,607	54%	$48,554	$4,412	9%
Net interest revenue from internal sources	(673)	(7,479)	6,806	(91)%	(200)	(473)	237%
Total net interest revenue	52,293	26,880	25,413	95%	48,354	3,939	8%
Net loans charged off (recovered)	(54)	(89)	35	(39)%	(29)	(25)	86%
Net interest revenue after net loans charged off (recovered)	52,347	26,969	25,378	94%	48,383	3,964	8%

Fees and commissions revenue	78,841	106,757	(27,916)	(26)%	65,684	13,157	20%
Other gains (losses), net	308	(83)	391	N/A	439	(131)	N/A
Other operating revenue	79,149	106,674	(27,525)	(26)%	66,123	13,026	20%

Personnel expense	58,721	61,909	(3,188)	(5)%	57,414	1,307	2%
Non-personnel expense	20,708	18,658	2,050	11%	21,151	(443)	(2)%
Other operating expense	79,429	80,567	(1,138)	(1)%	78,565	864	1%

Net direct contribution	52,067	53,076	(1,009)	(2)%	35,941	16,126	45%
Corporate expense allocations	10,343	8,204	2,139	26%	9,887	456	5%
Income before taxes	41,724	44,872	(3,148)	(7)%	26,054	15,670	60%
Federal and state income tax	10,663	11,478	(815)	(7)%	6,672	3,991	60%
Net income	$31,061	$33,394	$(2,333)	(7)%	$19,382	$11,679	60%

Average assets	$19,201,041	$15,721,452	$3,479,589	22%	$18,645,865	$555,176	3%
Average loans	1,968,513	1,709,363	259,150	15%	1,917,973	50,540	3%
Average deposits	9,695,319	8,385,681	1,309,638	16%	9,706,295	(10,976)	—%
Average invested capital	312,148	295,245	16,903	6%	313,355	(1,207)	—%

Combined net interest revenue and fee revenue from our agency mortgage-backed securities trading activities decreased by $2.6 million or 4 percent compared to the prior year. Fiduciary and asset management revenue increased $3.7 million. Growth in trust fees and managed account fees as a result of higher client asset balances, was partially offset by a combination of lower mutual fund fees and increased fee waivers. Other Wealth Management revenue decreased primarily related to a decrease in the spread on deposits sold to our Funds Management unit, partially offset by growth in private banking average loan balances.

Operating expense decreased $1.1 million as a $3.2 million decrease in personnel expense was partially offset by a $2.1 million increase in non-personnel expense. Corporate expense allocations increased $2.1 million compared to the second quarter of 2020.

Average loans attributed to the Wealth Management segment increased $259 million or 15 percent. Average deposits increased $1.3 billion or 16 percent, largely due to core growth as customers are retaining higher balances in the current economic environment.

Net income for Wealth Management increased $11.7 million or 60 percent compared to the first quarter of 2021. Combined net interest revenue and fee revenue increased $17.1 million. Brokerage and trading revenue and related net interest revenue increased $10.5 million to $62.2 million due to growth in agency residential mortgage trading volumes and higher margin market opportunities. Fiduciary and asset management fees grew as a result of higher client asset balances. Assets under management were $96.6 billion, an increase of $4.7 billion compared to the prior quarter.

Average loans grew 3 percent to $2.0 billion and average deposits were consistent with prior quarter.
Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the Consolidated Financial Statements for the composition of the securities portfolio as of June 30, 2021 and December 31, 2020.

We hold an inventory of trading securities in support of sales to a variety of customers, including banks, corporations, insurance companies, money managers and others. Trading securities increased $613 million to $5.7 billion during the second quarter of 2021. As discussed in the Market Risk section of this report, trading activities involve risk of loss from adverse price movement. We mitigate this risk within board-approved limits through the use of derivative contracts, short-sales and other techniques. These limits remain relatively unchanged from levels set before our expanded trading activities.

At June 30, 2021, the carrying value of investment (held-to-maturity) securities was $221 million, including a $493 thousand allowance for expected credit losses compared to $226 million at March 31, 2021 with a $617 thousand allowance for expected credit losses. The fair value of investment securities was $246 million at June 30, 2021 and $253 million at March 31, 2021. Investment securities consist primarily of residential mortgage-backed securities issued by U.S. government agencies, long-term, fixed rate Oklahoma and Texas municipal bonds, and taxable Texas school construction bonds.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $13.0 billion at June 30, 2021, a $99 million decrease compared to March 31, 2021. At June 30, 2021, the available for sale securities portfolio consisted primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Both residential and commercial mortgage-backed securities have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined residential mortgage-backed securities portfolio held in investment and available for sale securities at June 30, 2021 is 2.7 years. Management estimates the duration extends to 4.1 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 1.8 years assuming a 100 basis point decline in the current low rate environment.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $21.4 billion at June 30, 2021, a $1.1 billion decrease compared to March 31, 2021, primarily due to a decrease in PPP loan balances. Paydowns of energy and commercial real estate portfolios, were partially offset by an increase in healthcare and personal loans.

Table 12 -- Loans
(In thousands)

	June 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020
Commercial:
Services	$3,389,756	$3,421,948	$3,508,583	$3,545,825	$3,779,881
Healthcare	3,381,261	3,290,758	3,305,990	3,325,790	3,289,343
Energy	3,011,331	3,202,488	3,469,194	3,717,101	3,974,174
General business	2,690,559	2,742,590	2,793,768	2,976,990	3,115,112
Total commercial	12,472,907	12,657,784	13,077,535	13,565,706	14,158,510

Commercial real estate:
Office	1,073,346	1,094,060	1,085,257	1,099,563	973,995
Multifamily	964,824	1,227,915	1,328,045	1,387,461	1,407,107
Industrial	824,577	789,437	810,510	792,389	723,005
Retail	784,445	787,648	796,223	786,211	780,467
Residential construction and land development	128,939	119,079	119,394	121,258	136,911
Other commercial real estate	470,861	485,208	559,109	506,818	532,659
Total commercial real estate	4,246,992	4,503,347	4,698,538	4,693,700	4,554,144

Paycheck protection program	1,121,583	1,848,550	1,682,310	2,097,325	2,081,428

Loans to individuals:
Residential mortgage	1,772,627	1,797,478	1,863,003	1,849,144	1,813,442
Residential mortgage guaranteed by U.S. government agencies	413,806	420,051	408,687	384,247	322,269
Personal	1,388,534	1,306,637	1,277,447	1,213,178	1,226,097
Total loans to individuals	3,574,967	3,524,166	3,549,137	3,446,569	3,361,808

Total	$21,416,449	$22,533,847	$23,007,520	$23,803,300	$24,155,890

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

Commercial loans totaled $12.5 billion or 58 percent of the loan portfolio at June 30, 2021, a $185 million decrease compared to March 31, 2021, primarily due to paydowns in the energy loan portfolio.

Approximately 76 percent of loans in this segment are located within our geographic footprint, based on collateral location. Loans for which the collateral location is less relevant, such as unsecured loans and reserve-based energy loans are categorized by the borrower's primary operating location. The largest concentration of loans in this segment outside of our footprint is California, totaling 5 percent of the segment.

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

Outstanding energy loans totaled $3.0 billion or 14 percent of total loans at June 30, 2021, a $191 million decrease compared to March 31, 2021. Approximately $2.2 billion of energy loans were to oil and gas producers, a $148 million decrease compared to March 31, 2021. While commodity prices have continued to improve and stabilize, sourcing new loans sufficient to offset paydowns remains a challenge as existing borrowers continue to reduce leverage. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. Approximately 66 percent of the committed production loans are secured by properties primarily producing oil and 34 percent of the committed production loans are secured by properties primarily producing natural gas.

Loans to midstream oil and gas companies totaled $645 million at June 30, 2021, largely unchanged compared to March 31, 2021. Loans to borrowers that provide services to the energy industry totaled $103 million at June 30, 2021, a decrease of $33 million. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales, totaled $27 million, a $7.0 million decrease compared to the prior quarter.

Unfunded energy loan commitments were $2.6 billion at June 30, 2021, a $247 million increase over March 31, 2021.

The healthcare sector of the loan portfolio totaled $3.4 billion or 16 percent of total loans. Healthcare loans grew by $91 million over March 31, 2021, primarily driven by our senior housing sector. Balances to hospital systems were also up over the prior quarter. Healthcare sector loans consist primarily of loans for the development and operation of senior housing and care facilities, including independent living, assisted living and skilled nursing. Generally we loan to borrowers with a portfolio of multiple facilities that serves to help diversify risks specific to a single facility.
The services sector of the loan portfolio totaled $3.4 billion or 16 percent of total loans, largely unchanged compared to the prior quarter. Service sector loans consist of a large number of loans to a variety of businesses, including Native American tribal and state and local governments, Native American tribal casino operations, foundations and not-for-profit organizations, educational services and specialty trade contractors. Approximately $1.7 billion of the services category is made up of loans with individual balances of less than $10 million. Services sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

General business loans decreased $52 million to $2.7 billion or 13 percent of total loans. General business loans consist of $1.4 billion of wholesale/retail loans and $1.3 billion of loans from other commercial industries.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of $100 million or more and with three or more non-affiliated banks as participants. At June 30, 2021, the outstanding principal balance of these loans totaled $3.8 billion, including $1.6 billion of energy loans. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 22 percent of our shared national credits, based on dollars committed. We hold shared national credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

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

The commercial real estate loan balance as a percentage of our total loan portfolio has ranged from 20 percent to 22 percent over the past five years. The outstanding balance of commercial real estate loans decreased $256 million compared to March 31, 2021. Borrowers continue to use this low interest rate environment to refinance to long-term, non-recourse markets. Multifamily residential loans decreased $263 million to $965 million at June 30, 2021. Loans secured by office buildings decreased $21 million to $1.1 billion. Loans secured by other commercial real estate properties decreased $14 million to $471 million. Loans secured by industrial facilities increased $35 million to $825 million. Loans secured by retail facilities were largely unchanged compared to March 31, 2021.

Approximately 69 percent of loans in this segment are in our geographic footprint based on collateral location. The largest concentration of loans in this segment outside our footprint is Utah, totaling 9 percent of the segment, followed by California at 5 percent. All other states represent less than 5 percent individually.
Paycheck Protection Program
We actively participate in programs initiated by the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), including the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP") that began on April 3, 2020. PPP provides fully forgivable loans when utilized for qualified expenditures, including to help small businesses maintain payrolls during the COVID-19 pandemic. These loans have a contractual term of two years, though most are expected to be forgiven prior to maturity after completion of a compliance period. Loans are guaranteed and amounts forgiven will be reimbursed to the Company by the SBA. The loans carry a fixed interest rate of 1 percent. Interest plus loan fees, which vary depending on loan size, are accrued over the contractual life of the loan. Any unaccreted origination fees will be recognized when the loan is paid. The pace of forgiveness activity for the initial rounds of PPP loans has been slower than initially anticipated. At June 30, 2021, approximately $461 million of PPP loans from the initial rounds remains, with an unaccreted origination fee balance of $3.8 million.
The Company also participated in the most recent round of PPP, originating $661 million of new PPP loans during this year, maintaining a focus on our existing client base to timely support their needs. The newest round of loans have a fixed interest rate of 1 percent and a contractual term of five years, but are expected to be forgiven prior to maturity. Unaccreted origination fees related to the 2021 vintage of PPP loans totaled $24 million at June 30, 2021.
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

Approximately 90 percent of the loans in this segment are secured by collateral located within our geographical footprint. Loans for which the collateral location is less relevant, such as unsecured loans are categorized by the borrower’s primary operating location.

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

Table 13-- Loans Managed by Primary Geographical Market
(In thousands)

	June 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020
Texas:
Commercial	$5,690,901	$5,748,345	$5,926,534	$6,135,471	$6,359,206
Commercial real estate	1,403,751	1,511,714	1,519,217	1,523,226	1,413,108
Paycheck protection program	342,933	537,899	501,079	614,970	612,133
Loans to individuals	885,619	848,194	855,410	794,055	749,531
Total Texas	8,323,204	8,646,152	8,802,240	9,067,722	9,133,978

Oklahoma:
Commercial	2,840,560	2,975,477	3,144,782	3,332,244	3,489,259
Commercial real estate	552,673	597,840	597,733	608,448	596,419
Paycheck protection program	242,880	468,002	413,108	487,247	442,518
Loans to individuals	2,063,419	2,043,705	2,052,784	2,034,576	1,966,032
Total Oklahoma	5,699,532	6,085,024	6,208,407	6,462,515	6,494,228

Colorado:
Commercial	1,904,182	1,910,826	1,929,320	1,993,364	2,085,294
Commercial real estate	656,521	777,786	879,648	893,626	940,622
Paycheck protection program	299,712	436,540	377,111	494,910	488,279
Loans to individuals	262,796	264,759	264,295	257,832	265,359
Total Colorado	3,123,211	3,389,911	3,450,374	3,639,732	3,779,554

Arizona:
Commercial	1,239,270	1,207,089	1,219,072	1,218,769	1,346,037
Commercial real estate	705,497	667,766	726,111	702,291	698,818
Paycheck protection program	104,946	208,481	211,725	272,114	318,961
Loans to individuals	178,481	179,031	177,948	166,203	177,155
Total Arizona	2,228,194	2,262,367	2,334,856	2,359,377	2,540,971

Kansas/Missouri:
Commercial	388,291	421,974	455,914	493,606	481,162
Commercial real estate	406,055	395,590	366,821	352,663	314,926
Paycheck protection program	41,954	60,741	56,011	80,230	76,724
Loans to individuals	103,092	104,954	105,995	96,598	102,577
Total Kansas/Missouri	939,392	983,259	984,741	1,023,097	975,389

New Mexico:
Commercial	304,804	307,395	303,833	288,374	308,090
Commercial real estate	437,996	448,298	473,204	473,697	458,230
Paycheck protection program	86,716	124,059	109,881	133,244	128,058
Loans to individuals	68,177	70,491	75,665	79,890	83,470
Total New Mexico	897,693	950,243	962,583	975,205	977,848

Arkansas:
Commercial	104,899	86,678	98,080	103,878	89,462
Commercial real estate	84,499	104,353	135,804	139,749	132,021
Paycheck protection program	2,442	12,828	13,395	14,610	14,755
Loans to individuals	13,383	13,032	17,040	17,415	17,684
Total Arkansas	205,223	216,891	264,319	275,652	253,922

Total BOK Financial loans	$21,416,449	$22,533,847	$23,007,520	$23,803,300	$24,155,890

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

Table 14 – Off-Balance Sheet Credit Commitments
(In thousands)

	June 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020
Loan commitments	$11,518,158	$11,151,650	$10,967,546	$10,430,106	$10,298,572
Standby letters of credit	671,878	713,834	681,467	678,136	693,177
Unpaid principal balance of residential mortgage loans sold with recourse	63,545	68,393	73,055	77,225	82,305
Unpaid principal balance of residential mortgage loans transferred into mortgage-backed securities guaranteed by U.S. Dept. of Veteran's Affairs	1,225,100	1,326,300	1,442,504	1,574,272	1,715,025
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

Derivative contracts are carried at fair value. At June 30, 2021, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $1.6 billion compared to $880 million at March 31, 2021. At June 30, 2021, the net fair value of our derivative contracts included $992 million for energy contracts, $569 million for foreign exchange contracts and $72 million for interest rate swaps. The aggregate net fair value of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $1.6 billion at June 30, 2021 and $865 million at March 31, 2021.

At June 30, 2021, total derivative assets were reduced by $1.2 million of cash collateral received from counterparties and total derivative liabilities were reduced by $1.0 billion of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement. Derivative contracts executed with customers may be secured by non-cash collateral in conjunction with a credit agreement with that customer, such as proven producing oil and gas properties. Access to this collateral in event of default is reasonably assured.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at June 30, 2021 follows in Table 15.

Table 15 -- Fair Value of Derivative Contracts
(In thousands)

Customers	$1,334,782
Banks and other financial institutions	298,076
Fair value of customer risk management program asset derivative contracts, net	$1,632,858

At June 30, 2021, our largest derivative exposure was to an energy customer for $82 million.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equivalent to $58.86 per barrel of oil would decrease the fair value of derivative assets by $447 million, with dealer counterparties comprising the bulk of the assets. An increase in prices equivalent to $87.10 per barrel of oil would increase the fair value of derivative assets by $373 million as margin received falls faster than the asset values. Liquidity requirements of this program may also be affected by our credit rating. At June 30, 2021, a decrease in our credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $10 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of June 30, 2021, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.

Summary of Credit Loss Experience

Table 16 -- Summary of Credit Loss Experience
(In thousands)

	Three Months Ended
	June 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020
Allowance for loan losses:
Beginning balance	$352,402	$388,640	419,777	435,597	315,311
Loans charged off	(18,304)	(16,905)	(18,251)	(26,661)	(15,570)
Recoveries of loans previously charged off	2,856	2,437	1,592	4,232	1,491
Net loans charged off	(15,448)	(14,468)	(16,659)	(22,429)	(14,079)
Provision for credit losses	(25,064)	(21,770)	(14,478)	6,609	134,365
Ending balance	$311,890	$352,402	$388,640	$419,777	$435,597

Accrual for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$32,877	$36,921	27,969	32,919	28,514
Provision for credit losses	(8,590)	(4,044)	8,952	(4,950)	4,405
Ending balance	$24,287	$32,877	$36,921	$27,969	$32,919

Accrual for off-balance sheet credit risk associated with mortgage banking activities:
Beginning balance	$5,135	$4,282	5,246	6,041	9,660
Loans charged off	(85)	(32)	(41)	(25)	(44)
Provision for credit losses	(1,222)	885	(923)	(770)	(3,575)
Ending balance	$3,828	$5,135	$4,282	$5,246	$6,041

Allowance for credit losses related to held-to-maturity (investment) securities:
Beginning balance	$617	$688	$739	$1,628	$1,502
Provision for credit losses	(124)	(71)	(51)	(889)	126
Ending balance	$493	$617	$688	$739	$1,628

Total provision for credit losses	$(35,000)	$(25,000)	$(6,500)	$—	$135,195

Net charge-offs (annualized) to average loans	0.28%	0.25%	0.28%	0.37%	0.23%
Net charge-offs (annualized) to average loans excluding PPP loans[1]	0.30%	0.28%	0.31%	0.41%	0.25%
Recoveries to gross charge-offs	15.60%	14.42%	8.72%	15.87%	9.58%
Provision for loan losses (annualized) to average loans	(0.45)%	(0.38)%	(0.25)%	0.11%	2.23%
Allowance for loan losses to loans outstanding at period-end	1.46%	1.56%	1.69%	1.76%	1.80%
Allowance for loan losses to loans outstanding at period-end excluding PPP loans[1]	1.54%	1.70%	1.82%	1.93%	1.97%
Accrual for unfunded loan commitments to loan commitments	0.21%	0.29%	0.34%	0.27%	0.32%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period-end	1.57%	1.71%	1.85%	1.88%	1.94%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period-end excluding PPP loans[1]	1.66%	1.86%	2.00%	2.06%	2.12%
1    Metric meaningful due to the unique characteristics of the PPP loans.

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
A $35.0 million negative provision for credit losses was recorded the second quarter of 2021, primarily due to changes in our reasonable and supportable forecasts of macroeconomic variables as a result of continued improvement in the economic outlook related to the anticipated impact of the on-going COVID-19 pandemic and improving credit quality metrics. Decreased allowance due to lower loan balances and decreased specific impairment were offset by charge-offs during the quarter.

Our reasonable and supportable forecast of macroeconomic variables are significantly influenced by the COVID-19 pandemic developments and related government stimulus policies, which remain highly uncertain. A summary of macroeconomic variables considered in developing our estimate of expected credit losses at June 30, 2021 follows:

	Base	Downside	Upside
Scenario probability weighting	70%	20%	10%
COVID-19 trajectory	COVID-19 case levels continue to improve and normalize as virus immunity becomes increasingly widespread and proves effective against new virus strains.	Trajectory of COVID-19 pandemic worsens as additional surges stemming from new virus strains in areas of the country with lower vaccination rates as the U.S. enters the fall and winters months. The severity of the situation is compounded by uncertainty around vaccine durability and many states/regions are forced to reinstate restrictions.	COVID-19 case levels continue to improve and normalize as virus immunity becomes increasingly widespread and proves effective against new virus strains.
Economic recovery (driven by COVID-19 trajectory)	Continued easing of restrictions and the release of pent-up consumer demand results in GDP growth above historical averages through 2021, but begins to moderate in 2022.	Deteriorated COVID-19 situation, slow vaccine distribution and lack of Congressional support for additional fiscal stimulus results in a mild recession with conditions beginning to improve in the spring of 2022.	Continued easing of restrictions, the release of pent-up consumer demand and prolonged spending of excess savings results in GDP growth above historical averages for 2021 and 2022.
Macro-economic factors
–GDP is forecasted to grow by 4.8 percent over the next 12 months.
–Civilian unemployment rate of 5.5 percent in the third quarter of 2021 improves to 4.7 percent by the second quarter of 2022.
–WTI oil prices are projected to generally follow the NYMEX forward curve that existed at the end of June 2021 and are expected to average $67.04 per barrel over the next 12 months.

–GDP is forecasted to grow 1.3 percent over the next 12 months.
–Civilian unemployment rate of 5.7 percent in the third quarter of 2021 increases in the next two quarters then levels off at 7.6 percent in the second quarter of 2022.
–WTI oil prices are projected to average $52.58 over the next 12 months.

–GDP is forecasted to grow by 6.4 percent over the next 12 months.
–Civilian unemployment rate of 5.1 percent in the third quarter of 2021 improves to 4.0 percent by the second quarter of 2022.
–WTI oil prices are projected to average $72.28 per barrel over the next 12 months.

Net charge-offs and changes in specific impairments attributed to certain credits required a $9.2 million provision during the second quarter of 2021. This provision was offset primarily by a decrease in allowance related to lower outstanding loan balances and changes in payment profile. There was a slight decrease in the provision for credit losses related to improved risk grading during the quarter. Significant improvement in energy loans credit risk grading was partially offset by credit risk grade migration in commercial real estate and residential mortgage loans. A summary of outstanding loan balances by risk grade is included in Note 4 to the Consolidated Financial Statements. Non-pass grade loans include other loans especially mentioned, defined by regulatory guidelines as loans that are currently performing in compliance with original terms but may have a potential weakness that deserves management’s close attention, accruing substandard loans, and nonaccruing loans. Non-pass grade loans totaled $652 million at June 30, 2021, a $208 million decrease compared to March 31. Non-pass graded loans were primarily composed of $325 million or 11 percent of energy loans, $117 million or 3 percent of services loans, $62 million or 2 percent of general business loans and $59 million or 1 percent of commercial real estate loans.

The allowance for loan losses totaled $312 million or 1.46 percent of outstanding loans and 183 percent of nonaccruing loans at June 30, 2021, excluding residential mortgage loans guaranteed by U.S. government agencies. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $336 million or 1.57 percent of outstanding loans and 197 percent of nonaccruing loans at June 30, 2021. Excluding PPP loans, the allowance for loan losses was 1.54 percent of outstanding loans and the combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was 1.66 percent.

The allowance for credit losses attributed to energy was 2.68 percent of outstanding energy loans at June 30, 2021. Our semi-annual borrowing base redeterminations during the second quarter of 2021 were based on forward pricing curves that existed at that time and resulted in improved credit risk grading in our energy loan portfolio. Although energy prices have continued to improve, the pricing environment remains fragile and tied to the continued economic recovery from the impact of the COVID-19 pandemic.

The Company recorded a $25.0 million negative provision for credit losses in the first quarter of 2021. The allowance for loan losses was $352 million or 1.56 percent of outstanding loans and 170 percent of nonaccruing loans, excluding loans guaranteed by U.S. government agencies at March 31, 2021. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $385 million or 1.71 percent of outstanding loans and 186 percent of nonaccruing loans. Excluding PPP loans, the allowance for loan losses was 1.70 percent of outstanding loans and the combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was 1.86 percent.

Net Loans Charged Off

Net charge-offs of commercial loans were $14.6 million in the second quarter of 2021, primarily related to three energy production borrowers. Net commercial real estate loan charge-offs were $624 thousand and net charge-offs of loans to individuals were $197 thousand. Net charge-offs of loans to individuals include deposit account overdraft losses.

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

Table 17 -- Nonperforming Assets
(In thousands)

	June 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020
Nonaccruing loans:
Commercial:
Energy	$70,341	$101,800	$125,059	$126,816	$162,989
Healthcare	527	3,187	3,645	3,645	3,645
Services	29,913	28,033	25,598	25,817	21,032
General business	11,823	14,053	12,857	13,675	14,333
Total commercial	112,604	147,073	167,159	169,953	201,999

Commercial real estate	26,123	27,243	27,246	12,952	13,956

Loans to individuals:
Residential mortgage	31,473	32,884	32,228	31,599	33,098
Residential mortgage guaranteed by U.S. government agencies	9,207	8,564	7,741	6,397	6,110
Personal	229	255	319	252	233
Total loans to individuals	40,909	41,703	40,288	38,248	39,441
Total nonaccruing loans	179,636	216,019	234,693	221,153	255,396
Accruing renegotiated loans guaranteed by U.S. government agencies	171,324	154,591	151,775	142,770	114,571
Real estate and other repossessed assets	57,337	70,911	90,526	52,847	35,330
Total nonperforming assets	$408,297	$441,521	$476,994	$416,770	$405,297
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$227,766	$278,366	$317,478	$267,603	$284,616

Allowance for loan losses to nonaccruing loans[1]	183.00%	169.87%	171.24%	195.47%	174.74%
Nonperforming assets to outstanding loans and repossessed assets	1.90%	1.95%	2.07%	1.75%	1.68%
Nonperforming assets to outstanding loans and repossessed assets excluding residential mortgage and PPP loans guaranteed by U.S. government agencies[1,2]	1.14%	1.37%	1.51%	1.25%	1.31%
Nonaccruing commercial loans to outstanding commercial loans	0.90%	1.16%	1.28%	1.25%	1.43%
Nonaccruing commercial real estate loans to outstanding commercial real estate loans	0.62%	0.60%	0.58%	0.28%	0.31%
Nonaccruing loans to individuals to outstanding loans to individuals[1]	1.00%	1.07%	1.04%	1.04%	1.10%
1     Excludes residential mortgages guaranteed by U.S. government agencies.
2     Excludes residential mortgage and PPP loans guaranteed by U.S. government agencies.

Excluding assets guaranteed by U.S. government agencies, nonperforming assets decreased $51 million from March 31, 2021, primarily due to a $31 million decrease in nonaccruing energy loans and a $14 million decrease in real estate and other repossessed assets. Newly identified nonaccruing loans totaled $13 million, offset by $31 million of payments and $18 million of charge-offs. The Company generally retains nonperforming assets to maximize potential recovery, which may cause future nonperforming assets to decrease more slowly.

A rollforward of nonperforming assets for the three and six months ended June 30, 2021 follows in Table 18.

Table 18 -- Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	June 30, 2021
	Nonaccruing Loans
	Commercial	Commercial Real Estate	Loan to Individuals	Total	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, March 31, 2021	$147,073	$27,243	$41,703	$216,019	$154,591	$70,911	$441,521
Additions	6,866	—	6,275	13,141	23,852	—	36,993
Payments	(24,833)	(320)	(5,499)	(30,652)	(929)	—	(31,581)
Charge-offs	(16,502)	(800)	(1,002)	(18,304)	—	—	(18,304)
Net gains (losses) and write-downs	—	—	—	—	—	3,624	3,624
Foreclosure of nonperforming loans	—	—	(142)	(142)	—	142	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(994)	(994)	—	—	(994)
Proceeds from sales	—	—	—	—	(5,831)	(17,340)	(23,171)
Net transfers to nonaccruing loans	—	—	714	714	(714)	—	—
Return to accrual status	—	—	(146)	(146)	—	—	(146)
Other, net	—	—	—	—	355	—	355
Balance, June 30, 2021	$112,604	$26,123	$40,909	$179,636	$171,324	$57,337	$408,297

	Six Months Ended
	June 30, 2021
	Nonaccruing Loans
	Commercial	Commercial Real Estate	Loan to Individuals	Total	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, Dec. 31, 2020	$167,159	$27,246	$40,288	$234,693	$151,775	$90,526	$476,994
Additions	25,794	327	11,605	37,726	36,552	8,688	82,966
Payments	(48,502)	(387)	(8,021)	(56,910)	(1,628)	—	(58,538)
Charge-offs	(31,847)	(1,063)	(2,299)	(35,209)	—	—	(35,209)
Net gains (losses) and write-downs	—	—	—	—	—	16,782	16,782
Foreclosure of nonperforming loans	—	—	(289)	(289)	—	289	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(1,220)	(1,220)	(122)	—	(1,342)
Proceeds from sales	—	—	—	—	(14,745)	(58,948)	(73,693)
Net transfers to nonaccruing loans	—	—	1,138	1,138	(1,138)	—	—
Return to accrual status	—	—	(293)	(293)	—	—	(293)
Other, net	—	—	—	—	630	—	630
Balance, June 30, 2021	$112,604	$26,123	$40,909	$179,636	$171,324	$57,337	$408,297

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

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets totaled $57 million at June 30, 2021, composed primarily of $36 million of oil and gas properties, including a consolidated limited liability corporation that is 60% owned by the Company and 40% owned by an unrelated financial institution. The remaining balance of real estate and repossessed assets included $18 million of developed commercial real estate, $1.7 million of equipment, $1.6 million of undeveloped land primarily zoned for commercial development and $374 thousand of 1-4 family residential properties. Real estate and other repossessed assets totaled $71 million at March 31, 2021. The decrease compared to March 31 was primarily due to the sale of certain repossessed oil and gas properties.

Liquidity and Capital

Based on the average balances for the second quarter of 2021, approximately 75 percent of our funding was provided by deposit accounts, 11 percent from borrowed funds, less than 1 percent from long-term subordinated debt and 11 percent from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Average deposits for the second quarter of 2021 totaled $37.5 billion, a $968 million increase over the first quarter of 2021. Continued deposit growth was primarily due to customers maintaining higher balances in the current economic environment, supplemented by inflows from government stimulus payments. Interest-bearing transaction account balances increased $58 million. Demand deposits grew by $877 million and savings account balances were up $83 million. Interest-bearing transaction account balances increased $58 million while certificate of deposit balances decreased $50 million.

Table 19 - Average Deposits by Line of Business
(In thousands)

	Three Months Ended
	June 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020
Commercial Banking	$17,049,772	$16,130,168	$15,373,673	$15,375,450	$14,599,225
Consumer Banking	8,469,043	8,082,443	7,993,971	7,940,973	7,587,246
Wealth Management	9,695,319	9,706,295	9,589,814	9,090,116	8,385,681
Subtotal	35,214,134	33,918,906	32,957,458	32,406,539	30,572,152
Funds Management and other	2,276,093	2,603,210	2,565,171	2,233,394	2,078,802
Total	$37,490,227	$36,522,116	$35,522,629	$34,639,933	$32,650,954

Average Commercial Banking deposit balances increased $920 million over the first quarter of 2021. Demand deposit balances were up $517 million. Interest-bearing transaction account balances increased $390 million. Time deposits increased $11 million compared to the prior quarter. Commercial customers continue to retain large cash reserves primarily due to a combination of factors including uncertainty about the economic environment and potential for growth, lack of preferable liquid alternatives and a desire to minimize deposit service charges through the earnings credit. The earnings credit is a non-cash method that enables commercial customers to offset deposit service charges based on account balances. Commercial deposit balances may decrease as the economic outlook improves and if short-term rates move higher, enhancing their investment alternatives.

Average Consumer Banking deposit balances increased $387 million over the prior quarter. Demand deposit balances grew by $188 million. A $145 million increase in interest-bearing transaction deposit balances and an $80 million increase in savings account balances were partially offset by a $25 million decrease in time deposit balances.

Average Wealth Management deposits decreased $11 million compared to the first quarter of 2021. A $179 million increase in demand deposit balances was offset by a $158 million decrease in interest-bearing transaction accounts and a $33 million decrease in time deposit balances.

Average time deposits for the second quarter of 2021 included $67 million of brokered deposits, a $25 million decrease compared to the first quarter of 2021. Average interest-bearing transaction accounts for the second quarter included $2.0 billion of brokered deposits, a $323 million decrease compared to the first quarter of 2021.

The distribution of our period end deposit account balances among principal markets follows in Table 20.

Table 20 -- Period End Deposits by Principal Market Area
(In thousands)

	June 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020
Oklahoma:
Demand	$4,985,542	$4,823,436	$4,329,205	$4,493,978	$4,378,786
Interest-bearing:
Transaction	12,065,844	12,828,070	12,603,658	12,586,449	11,438,549
Savings	500,344	487,862	420,996	401,062	387,557
Time	1,139,980	1,197,517	1,134,453	1,081,176	1,330,619
Total interest-bearing	13,706,168	14,513,449	14,159,107	14,068,687	13,156,725
Total Oklahoma	18,691,710	19,336,885	18,488,312	18,562,665	17,535,511

Texas:
Demand	3,752,790	3,592,969	3,449,882	3,152,106	3,070,728
Interest-bearing:
Transaction	4,335,113	4,257,234	3,800,427	3,482,555	3,358,030
Savings	160,805	154,406	139,173	136,787	128,892
Time	346,577	368,086	383,062	438,337	476,867
Total interest-bearing	4,842,495	4,779,726	4,322,662	4,057,679	3,963,789
Total Texas	8,595,285	8,372,695	7,772,544	7,209,785	7,034,517

Colorado:
Demand	1,991,343	2,115,354	2,168,404	2,057,603	2,096,075
Interest-bearing:
Transaction	2,159,819	2,100,135	2,170,485	1,861,763	1,816,604
Savings	73,990	73,446	69,384	68,230	67,477
Time	193,787	204,973	208,778	226,780	254,845
Total interest-bearing	2,427,596	2,378,554	2,448,647	2,156,773	2,138,926
Total Colorado	4,418,939	4,493,908	4,617,051	4,214,376	4,235,001

New Mexico:
Demand	1,197,412	1,131,713	941,074	964,908	965,877
Interest-bearing:
Transaction	723,757	736,923	733,007	713,418	752,565
Savings	105,837	103,591	91,646	85,463	80,242
Time	174,665	181,863	186,307	200,525	222,370
Total interest-bearing	1,004,259	1,022,377	1,010,960	999,406	1,055,177
Total New Mexico	2,201,671	2,154,090	1,952,034	1,964,314	2,021,054

	June 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020
Arizona:
Demand	943,511	915,439	905,201	928,671	985,757
Interest-bearing:
Transaction	820,901	835,795	768,220	771,319	780,500
Savings	13,496	13,235	12,174	11,498	15,669
Time	30,012	30,997	32,721	36,929	42,318
Total interest-bearing	864,409	880,027	813,115	819,746	838,487
Total Arizona	1,807,920	1,795,466	1,718,316	1,748,417	1,824,244

Kansas/Missouri:
Demand	463,339	478,370	426,738	405,360	427,795
Interest-bearing:
Transaction	978,160	991,510	960,237	616,797	526,635
Savings	17,539	18,686	16,286	15,520	15,033
Time	13,509	13,898	14,610	16,430	17,746
Total interest-bearing	1,009,208	1,024,094	991,133	648,747	559,414
Total Kansas/Missouri	1,472,547	1,502,464	1,417,871	1,054,107	987,209

Arkansas:
Demand	46,472	45,889	45,834	44,712	67,147
Interest-bearing:
Transaction	195,125	141,207	122,388	164,439	177,535
Savings	3,445	3,000	2,333	2,389	2,101
Time	6,819	7,022	7,197	7,796	7,995
Total interest-bearing	205,389	151,229	131,918	174,624	187,631
Total Arkansas	251,861	197,118	177,752	219,336	254,778
Total BOK Financial deposits	$37,439,933	$37,852,626	$36,143,880	$34,973,000	$33,892,314

In addition to deposits, liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country. The Company has no wholesale federal funds purchased at June 30, 2021. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale and trading securities. Federal Home Loan Bank borrowings are generally short-term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and agency mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $2.1 billion during the quarter, compared to $1.8 billion in the first quarter of 2021.

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

At June 30, 2021, the estimated unused credit available to BOKF, NA from collateralized sources was approximately $16.9 billion.

A summary of other borrowings for BOK Financial on a consolidated basis follows in Table 21.

Table 21 -- Borrowed Funds
(In thousands)

		Three Months Ended June 30, 2021				Three Months Ended Mar. 31, 2021
	June 30, 2021	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	Mar. 31, 2021	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter

Funds purchased	185,315	591,112	0.40%	395,416	236,151	874,576	0.39%	542,465
Repurchase agreements	544,868	1,199,378	0.05%	544,868	559,010	1,955,801	0.11%	1,073,237
Other borrowings:
Federal Home Loan Bank advances	500,000	2,138,462	0.27%	2,600,000	—	1,836,667	0.29%	1,400,000
GNMA repurchase liability	7,625	11,306	3.73%	10,895	14,044	20,979	4.08%	23,856
Paycheck protection program liquidity facility	1,010,560	1,430,522	0.35%	1,529,788	1,662,598	1,505,930	0.35%	1,662,598
Other	28,046	28,079	5.53%	28,757	31,875	28,771	5.59%	31,875
Total other borrowings	1,546,231	3,608,369	0.34%		1,708,517	3,392,347	0.39%
Subordinated debentures[1]	276,043	276,034	4.87%	276,043	276,024	276,015	4.92%	276,024
Total other borrowed funds and subordinated debentures	$2,552,457	$5,674,893	0.50%		$2,779,702	$6,498,739	0.50%
1 Parent Company only.
BOKF, NA also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold in GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors.

Parent Company

At June 30, 2021, cash and interest-bearing cash and cash equivalents held by the parent company totaled $168 million. The primary sources of liquidity for BOK Financial are cash on hand and dividends from BOKF, NA. Dividends from the bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At June 30, 2021, based upon the most restrictive limitations as well as management's internal capital policy, BOKF, NA could declare up to $504 million of dividends without regulatory approval. Dividend constraints may be alleviated through increases in retained earnings, capital issuances or changes in risk weighted assets. Future losses or increases in required regulatory capital at the bank could affect its ability to pay dividends to the parent company.

Our equity capital at June 30, 2021 was $5.4 billion, a $92 million increase compared to March 31, 2021. Net income less cash dividends paid increased equity $131 million during the second quarter of 2021. Changes in interest rates resulted in a $5.4 million increase in accumulated other comprehensive gain compared to March 31, 2021. We also repurchased $44 million of common stock during the second quarter of 2021. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings including expected benefits from lower federal income tax rates, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt or perpetual preferred stock issuance, share repurchase and stock and cash dividends.

On April 30, 2019, the board of directors authorized the Company to purchase up to five million common shares, subject to market conditions, securities law and other regulatory compliance limitations. As of June 30, 2021, 2,726,807 shares have been repurchased under this authorization. The Company repurchased 492,994 shares of common stock at an average price of $88.84 a share in the second quarter of 2021. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.

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

In March 2020, in response to the impact on the financial markets by the COVID-19 pandemic, the banking agencies issued an interim final rule permitting banking organizations that implement CECL the option to delay for two years an estimate of the CECL methodology's effect on regulatory capital, followed by a three-year transition period. The estimate includes the implementation date adjustment as of January 1, 2020 plus an estimate of the impact of the change for a two year period following implementation of CECL. We have elected to delay the regulatory capital impact of the transition in accordance with the interim final rule. Deferral of the impact of CECL added 19 basis points to the Company's Common equity Tier 1 capital at June 30, 2021.

The capital ratios for BOK Financial on a consolidated basis are presented in Table 22.

Table 22 -- Capital Ratios

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer	June 30, 2021	Mar. 31, 2021	June 30, 2020
Risk-based capital:
Common equity Tier 1	4.50%	2.50%	7.00%	11.95%	12.14%	11.44%
Tier 1 capital	6.00%	2.50%	8.50%	12.01%	12.21%	11.44%
Total capital	8.00%	2.50%	10.50%	13.61%	13.98%	13.43%
Tier 1 Leverage	4.00%	N/A	4.00%	8.58%	8.42%	7.74%

Average total equity to average assets				10.62%	10.48%	10.19%
Tangible common equity ratio				9.09%	8.82%	8.79%

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

Table 23 provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 23 -- Non-GAAP Measure
(Dollars in thousands)

	June 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020
Tangible common equity ratio:
Total shareholders' equity	$5,332,977	$5,239,462	$5,266,266	$5,218,787	$5,096,995
Less: Goodwill and intangible assets, net	1,153,785	1,158,676	1,161,527	1,166,615	1,171,686
Tangible common equity	4,179,192	4,080,786	4,104,739	4,052,172	3,925,309
Total assets	47,154,375	47,442,513	46,671,088	46,067,224	45,819,874
Less: Goodwill and intangible assets, net	1,153,785	1,158,676	1,161,527	1,166,615	1,171,686
Tangible assets	$46,000,590	$46,283,837	$45,509,561	$44,900,609	$44,648,188
Tangible common equity ratio	9.09%	8.82%	9.02%	9.02%	8.79%

Pre-provision net revenue:
Net income before taxes	$215,603	$186,690	$199,847	$204,644	$80,089
Provision for expected credit losses	(35,000)	(25,000)	(6,500)	—	135,321
Net income (loss) attributable to non-controlling interests	686	(1,752)	485	58	(407)
Pre-provision net revenue	$179,917	$163,442	$192,862	$204,586	$215,817

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

Table 24 -- Interest Rate Sensitivity
(Dollars in thousands)

	200 bp Increase		100 bp Decrease[1]
	June 30,		June 30,
	2021	2020	2021	2020
Anticipated impact over the next twelve months on net interest revenue	$57,142	$35,746	N/A	N/A
	5.15%	3.47%	N/A	N/A
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

Table 25 -- MSR Asset and Hedge Sensitivity Analysis
(Dollars in thousands)

	June 30,
	2021		2020
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
MSR Asset	$31,064	$(31,446)	$28,466	$(13,198)
MSR Hedge	(33,420)	30,976	(25,186)	23,542
Net Exposure	(2,356)	(470)	3,280	10,344

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

Table 26 -- Mortgage Pipeline Sensitivity Analysis
(Dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(467)	$(485)	$(393)	$(49)	$(555)	$(547)	$(304)	$(107)
Low[2]	(231)	13	403	723	(17)	13	582	998
High[3]	(980)	(709)	(1,310)	(823)	(1,244)	(1,097)	(1,344)	(1,483)
Period End	(291)	(408)	(195)	10	(291)	(408)	(195)	10
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

Table 27 -- Trading Sensitivity Analysis
(Dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(803)	$3,901	$(2,161)	$3,314	$(1,692)	$3,747	$(3,371)	$5,266
Low[2]	4,984	13,323	2,919	14,163	5,818	13,323	2,919	15,309
High[3]	(9,345)	(3,817)	(12,490)	(2,049)	(9,345)	(4,618)	(12,490)	(2,049)
Period End	3,941	(283)	704	463	3,941	(283)	704	463
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
Management has established a LIBOR Transition Working Group (the “Group”) whose purpose is to guide the overall transition process for the Company. The Group is an internal, cross-functional team with representatives from all business lines, support and control functions and legal counsel. Key loan provisions have been modified to ensure that new and renewed loans include appropriate LIBOR fallback language to ensure the smoothest possible transition from LIBOR to the new benchmark when such transition occurs. All direct exposures resulting from existing financial contracts that mature after planned cessation dates have been inventoried and are monitored on an ongoing basis. Remediation of these exposures will be consistent with industry timing. The Group has also inventoried indirect LIBOR exposures within the Company's systems, models and processes, and remediation of critical items is nearing completion.
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

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
Interest revenue	2021	2020	2021	2020
Loans	$193,841	$215,438	$391,415	$458,656
Residential mortgage loans held for sale	1,569	2,140	2,949	3,263
Trading securities	36,655	11,407	72,577	23,167
Investment securities	2,608	3,000	5,334	6,121
Available for sale securities	58,909	68,297	117,517	138,017
Fair value option securities	402	4,110	898	15,818
Restricted equity securities	1,751	1,880	3,110	7,774
Interest-bearing cash and cash equivalents	158	112	332	2,505
Total interest revenue	295,893	306,384	594,132	655,321
Interest expense
Deposits	8,425	17,745	18,275	63,904
Borrowed funds	3,806	6,996	8,428	44,781
Subordinated debentures	3,353	3,539	6,700	7,172
Total interest expense	15,584	28,280	33,403	115,857
Net interest revenue	280,309	278,104	560,729	539,464
Provision for credit losses	(35,000)	135,321	(60,000)	229,092
Net interest revenue after provision for credit losses	315,309	142,783	620,729	310,372
Other operating revenue
Brokerage and trading revenue	29,408	62,022	50,190	112,801
Transaction card revenue	24,923	22,940	47,353	44,821
Fiduciary and asset management revenue	44,832	41,257	86,154	85,715
Deposit service charges and fees	25,861	22,046	50,070	48,176
Mortgage banking revenue	21,219	53,936	58,332	91,103
Other revenue	23,172	11,479	39,468	23,788
Total fees and commissions	169,415	213,680	331,567	406,404
Other gains (losses), net	16,449	7,347	26,570	(3,391)
Gain (loss) on derivatives, net	18,820	21,885	(8,830)	40,305
Gain (loss) on fair value option securities, net	(1,627)	(14,459)	(3,537)	53,934
Change in fair value of mortgage servicing rights	(13,041)	(761)	20,833	(89,241)
Gain on available for sale securities, net	1,430	5,580	1,897	5,583
Total other operating revenue	191,446	233,272	368,500	413,594
Other operating expense
Personnel	172,035	176,235	345,045	332,416
Business promotion	2,744	1,935	4,898	8,150
Charitable contributions to BOKF Foundation	—	3,000	4,000	3,000
Professional fees and services	12,361	12,161	24,341	25,109
Net occupancy and equipment	26,633	30,675	53,295	56,736
Insurance	3,660	5,156	8,280	10,136
Data processing and communications	36,418	32,942	73,885	65,685
Printing, postage and supplies	4,285	3,502	7,725	7,774
Amortization of intangible assets	4,578	5,190	9,385	10,284
Mortgage banking costs	11,126	15,598	25,069	26,143
Other expense	17,312	9,572	31,013	19,160
Total other operating expense	291,152	295,966	586,936	564,593
Net income before taxes	215,603	80,089	402,293	159,373
Federal and state income taxes	48,496	15,803	90,878	33,103
Net income	167,107	64,286	311,415	126,270
Net income (loss) attributable to non-controlling interests	686	(407)	(1,066)	(502)
Net income attributable to BOK Financial Corporation shareholders	$166,421	$64,693	$312,481	$126,772
Earnings per share:
Basic	$2.40	$0.92	$4.50	$1.80
Diluted	$2.40	$0.92	$4.50	$1.80
Average shares used in computation:
Basic	68,815,666	69,876,043	68,975,743	69,999,865
Diluted	68,817,442	69,877,467	68,978,798	70,003,817
Dividends declared per share	$0.52	$0.51	$1.04	$1.02
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$167,107	$64,286	$311,415	$126,270
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	8,480	56,922	(141,651)	354,765
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(1,430)	(5,580)	(1,897)	(5,583)
Other comprehensive income (loss) before income taxes	7,050	51,342	(143,548)	349,182
Federal and state income taxes	1,691	12,318	(34,448)	83,789
Other comprehensive income (loss), net of income taxes	5,359	39,024	(109,100)	265,393
Comprehensive income	172,466	103,310	202,315	391,663
Comprehensive income (loss) attributable to non-controlling interests	686	(407)	(1,066)	(502)
Comprehensive income attributable to BOK Financial Corp. shareholders	$171,780	$103,717	$203,381	$392,165

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2021	Dec. 31, 2020
	(Unaudited)	(Footnote 1)
Assets
Cash and due from banks	$678,998	$798,757
Interest-bearing cash and cash equivalents	580,457	381,816
Trading securities	5,699,070	4,707,975
Investment securities, net of allowance (fair value: June 30, 2021 – $246,034; December 31, 2020 – $272,431)	220,832	244,843
Available for sale securities	13,317,922	13,050,665
Fair value option securities	60,432	114,982
Restricted equity securities	134,885	171,391
Residential mortgage loans held for sale	200,842	252,316
Loans	21,416,449	23,007,520
Allowance for loan losses	(311,890)	(388,640)
Loans, net of allowance	21,104,559	22,618,880
Premises and equipment, net	556,400	551,308
Receivables	195,763	245,880
Goodwill	1,048,091	1,048,091
Intangible assets, net	105,694	113,436
Mortgage servicing rights	117,629	101,172
Real estate and other repossessed assets, net of allowance (June 30, 2021 – $18,662; December 31, 2020 – $15,060)	57,337	90,526
Derivative contracts, net	1,701,443	810,688
Cash surrender value of bank-owned life insurance	401,163	398,758
Receivable on unsettled securities sales	70,954	62,386
Other assets	901,904	907,218
Total assets	$47,154,375	$46,671,088

Liabilities and Equity
Liabilities:
Noninterest-bearing demand deposits	$13,380,409	$12,266,338
Interest-bearing deposits:
Transaction	21,278,719	21,158,422
Savings	875,456	751,992
Time	1,905,349	1,967,128
Total deposits	37,439,933	36,143,880
Funds purchased and repurchase agreements	730,183	1,662,386
Other borrowings	1,546,231	1,882,970
Subordinated debentures	276,043	276,005
Accrued interest, taxes and expense	199,014	323,667
Derivative contracts, net	612,261	405,779
Due on unsettled securities purchases	576,536	257,627
Other liabilities	419,623	427,213
Total liabilities	41,799,824	41,379,527
Shareholders' equity:
Common stock ($0.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: June 30, 2021 – 76,257,743; December 31, 2020 – 75,995,205)	5	5
Capital surplus	1,373,101	1,368,062
Retained earnings	4,214,130	3,973,675
Treasury stock (shares at cost: June 30, 2021 – 7,179,285; December 31, 2020 – 6,357,605)	(481,027)	(411,344)
Accumulated other comprehensive gain	226,768	335,868
Total shareholders’ equity	5,332,977	5,266,266
Non-controlling interests	21,574	25,295
Total equity	5,354,551	5,291,561
Total liabilities and equity	$47,154,375	$46,671,088

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited)
(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, March 31, 2021	76,244	$5	$1,371,735	$4,083,543	6,686	$(437,230)	$221,409	$5,239,462	$22,882	$5,262,344
Net income (loss)	—	—	—	166,421	—	—	—	166,421	686	167,107
Other comprehensive loss	—	—	—	—	—	—	5,359	5,359	—	5,359
Repurchase of common stock	—	—	—	—	493	(43,797)	—	(43,797)	—	(43,797)
Share-based compensation plans:
Stock options exercised	—	—	—	—	—	—	—	—	—	—
Non-vested shares awarded, net	14	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	1,366	—	—	—	—	1,366	—	1,366
Cash dividends on common stock	—	—	—	(35,834)	—	—	—	(35,834)	—	(35,834)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(1,994)	(1,994)
Balance, June 30, 2021	76,258	$5	$1,373,101	$4,214,130	7,179	$(481,027)	$226,768	$5,332,977	$21,574	$5,354,551

Balance, December 31, 2020	75,995	$5	$1,368,062	$3,973,675	6,358	$(411,344)	$335,868	$5,266,266	$25,295	$5,291,561
Net income	—	—	—	312,481	—	—	—	312,481	(1,066)	311,415
Other comprehensive income	—	—	—	—	—	—	(109,100)	(109,100)	—	(109,100)
Repurchase of common stock	—	—	—	—	753	(63,868)	—	(63,868)	—	(63,868)
Share-based compensation plans:
Stock options exercised	17	—	949	—	—	—	—	949	—	949
Non-vested shares awarded, net	246	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	68	(5,815)	—	(5,815)	—	(5,815)
Share-based compensation	—	—	4,090	—	—	—	—	4,090	—	4,090
Cash dividends on common stock	—	—	—	(72,026)	—	—	—	(72,026)	—	(72,026)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(2,655)	(2,655)
Balance, June 30, 2021	76,258	$5	$1,373,101	$4,214,130	7,179	$(481,027)	$226,768	$5,332,977	$21,574	$5,354,551

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, March 31, 2020	76,001	$5	$1,354,826	$3,709,019	5,692	$(368,894)	$331,292	$5,026,248	$7,912	$5,034,160
Net income (loss)	—	—	—	64,693	—	—	—	64,693	(407)	64,286
Other comprehensive income	—	—	—	—	—	—	39,024	39,024	—	39,024
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—
Share-based compensation plans:
Stock options exercised	—	—	—	—	—	—	—	—	—	—
Non-vested shares awarded, net	(2)	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	1	—	—	—	—	—
Share-based compensation	—	—	2,880	—	—	—	—	2,880	—	2,880
Cash dividends on common stock	—	—	—	(35,850)	—	—	—	(35,850)	—	(35,850)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(77)	(77)
Balance, June 30, 2020	75,999	$5	$1,357,706	$3,737,862	5,693	$(368,894)	$370,316	$5,096,995	$7,428	$5,104,423

Balance, December 31, 2019	75,759	$5	$1,350,995	$3,729,778	5,179	$(329,906)	$104,923	$4,855,795	$8,124	$4,863,919
Transition adjustment - CECL	—	—	—	(46,696)	—	—	—	(46,696)	—	(46,696)
Balance, January 1, 2020, Adjusted	75,759	5	1,350,995	3,683,082	5,179	(329,906)	104,923	4,809,099	8,124	4,817,223
Net income (loss)	—	—	—	126,772	—	—	—	126,772	(502)	126,270
Other comprehensive income	—	—	—	—	—	—	265,393	265,393	—	265,393
Repurchase of common stock	—	—	—	—	442	(33,380)	—	(33,380)	—	(33,380)
Share-based compensation plans:
Stock options exercised	10	—	586	—	—	—	—	586	—	586
Non-vested shares awarded, net	230	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	72	(5,608)	—	(5,608)	—	(5,608)
Share-based compensation	—	—	6,125	—	—	—	—	6,125	—	6,125
Cash dividends on common stock	—	—	—	(71,992)	—	—	—	(71,992)	—	(71,992)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(194)	(194)
Balance, June 30, 2020	75,999	$5	$1,357,706	$3,737,862	5,693	$(368,894)	$370,316	$5,096,995	$7,428	$5,104,423
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash Flows From Operating Activities:
Net income	$311,415	$126,270
Adjustments to reconcile net income to net cash provided used in operating activities:
Provision for credit losses	(60,000)	229,092
Change in fair value of mortgage servicing rights due to market assumption changes	(20,833)	89,241
Change in the fair value of mortgage servicing rights due to principal payments	22,143	17,779
Net unrealized (gains) losses from derivative contracts	40,581	(56,678)
Share-based compensation	4,090	6,125
Depreciation and amortization	50,185	47,016
Net amortization of discounts and premiums	9,607	7,199
Net losses (gains) on financial instruments and other losses (gains), net	(28,463)	(2,186)
Net gain on mortgage loans held for sale	(41,611)	(42,411)
Mortgage loans originated for sale	(1,597,946)	(1,733,205)
Proceeds from sale of mortgage loans held for sale	1,684,711	1,654,433
Capitalized mortgage servicing rights	(17,767)	(13,906)
Change in trading and fair value option securities	(936,759)	801,215
Change in receivables	60,286	(724,486)
Change in other assets	(16)	(29,352)
Change in other liabilities	32,611	410,314
Net cash provided by (used in) operating activities	(487,766)	786,460
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	23,870	23,296
Proceeds from maturities or redemptions of available for sale securities	1,782,153	1,070,585
Purchases of available for sale securities	(2,602,658)	(2,139,775)
Proceeds from sales of available for sale securities	394,146	205,945
Change in amount receivable on unsettled available for sale securities transactions	(19,509)	(118,744)
Loans originated, net of principal collected	1,621,847	(2,294,658)
Net payments on derivative asset contracts	(232,861)	(67,105)
Net change in restricted equity securities	36,506	334,869
Proceeds from disposition of assets	70,443	41,269
Purchases of assets	(95,077)	(82,684)
Net cash provided by (used in) investing activities	978,860	(3,027,002)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	1,357,832	6,136,235
Net change in time deposits	(61,779)	134,911
Net change in other borrowed funds	(1,324,500)	(3,971,540)
Net proceeds on derivative liability contracts	234,074	60,851
Net change in derivative margin accounts	(649,717)	(96,114)
Change in amount due on unsettled available for sale securities transactions	172,638	75,544
Issuance of common and treasury stock, net	(4,866)	(5,022)
Repurchase of common stock	(63,868)	(33,380)
Dividends paid	(72,026)	(71,992)
Net cash provided by (used in) financing activities	(412,212)	2,229,493
Net increase (decrease) in cash and cash equivalents	78,882	(11,049)
Cash and cash equivalents at beginning of period	1,180,573	1,258,821
Cash and cash equivalents at end of period	$1,259,455	$1,247,772

Supplemental Cash Flow Information:
Cash paid for interest	$32,161	$117,471
Cash paid for taxes	$96,994	$5,470
Net loans and bank premises transferred to repossessed real estate and other assets	$289	$19,556
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	$55,558	$157,300
Conveyance of other real estate owned guaranteed by U.S. government agencies	$3,009	$6,255
Right-of-use assets obtained in exchange for operating lease liabilities	$6,192	$9,151

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

The financial information should be read in conjunction with BOK Financial’s 2020 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2020 have been derived from the audited financial statements included in BOK Financial’s 2020 Form 10-K but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six-month period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Newly Adopted and Pending Accounting Policies

Financial Accounting Standards Board (“FASB”)

FASB Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04")

On March 12, 2020, the FASB issued ASU 2020-04 which provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued, subject to meeting certain criteria. Under the new guidance, an entity can elect by accounting topic or industry subtopic to account for the modification of a contract affected by reference rate reform as a continuation of the existing contract, if certain conditions are met. In addition, the new guidance allows an entity to elect on a hedge-by-hedge basis to continue to apply hedge accounting for hedging relationships in which the critical terms change due to reference rate reform, if certain conditions are met. A one-time election to sell and/or transfer held-to-maturity debt securities that reference a rate affected by reference rate reform is also allowed. ASU 2020-04 became effective for all entities as of March 12, 2020 and will apply to all LIBOR reference rate modifications through December 31, 2022. Adoption of ASU 2020-04 is not expected to have a material impact on the Company's financial statements.

FASB Accounting Standards Update No. 2021-01, Reference Rate Reform (Topic 848): Scope ("ASU 2021-01")

On January 7, 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in this update are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments also optionally apply to all entities that designate receive-variable rate, pay-variable-rate cross-currency interest rate swaps as hedging instruments in net investment hedges that are modified as a result of reference rate reform. ASU 2021-01 is effective immediately for all entities and amendments may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. Adoption of ASU 2021-01 is not expected to have a material impact on the Company's financial statements.

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities are as follows (in thousands):

	June 30, 2021		December 31, 2020
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government securities	$13,481	$(1)	$9,183	$—
Residential agency mortgage-backed securities	5,577,986	(9,598)	4,669,148	(3,624)
Municipal securities	49,636	(20)	19,172	42
Other debt securities	57,967	(25)	10,472	22
Total trading securities	$5,699,070	$(9,644)	$4,707,975	$(3,560)
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	June 30, 2021
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
Municipal securities	$211,725	$235,697	$23,986	$(14)
Residential agency mortgage-backed securities	7,863	8,601	738	—
Other debt securities	1,737	1,736	—	(1)
Total investment securities	221,325	246,034	24,724	(15)
Allowance for credit losses	(493)
Investment securities, net of allowance	$220,832	$246,034	$24,724	$(15)

	December 31, 2020
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
Municipal securities	$229,245	$255,270	$26,169	$(144)
Residential agency mortgage-backed securities	8,913	9,790	877	—
Other debt securities	7,373	7,371	—	(2)
Total investment securities	245,531	272,431	27,046	(146)
Allowance for credit losses	(688)
Investment securities, net of allowance	$244,843	$272,431	$27,046	$(146)

The amortized cost and fair values of investment securities at June 30, 2021, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$24,344	$106,071	$76,287	$6,760	$213,462	4.81
Fair value	24,881	122,166	83,482	6,904	237,433
Residential mortgage-backed securities:
Amortized cost					$7,863	2
Fair value					8,601
Total investment securities:
Amortized cost					$221,325
Fair value					246,034
1Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.3 years based upon current prepayment assumptions.

Temporarily Impaired Investment Securities
(in thousands):

	June 30, 2021
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	1	$—	$—	$587	$14	$587	$14
Other debt securities	2	275	1	—	—	275	1
Total investment securities	3	$275	$1	$587	$14	$862	$15

	December 31, 2020
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	6	$2,451	$40	$2,043	$104	$4,494	$144
Other debt securities	2	250	1	25	1	275	2
Total investment securities	8	$2,701	$41	$2,068	$105	$4,769	$146

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	June 30, 2021
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$500	$504	$4	$—
Municipal securities	387,257	386,509	1,798	(2,546)
Mortgage-backed securities:
Residential agency	8,406,672	8,624,876	247,171	(28,967)
Residential non-agency	13,468	28,261	14,793	—
Commercial agency	4,212,258	4,277,301	75,310	(10,267)
Other debt securities	500	471	—	(29)
Total available for sale securities	$13,020,655	$13,317,922	$339,076	$(41,809)

	December 31, 2020
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$500	$508	$8	$—
Municipal securities	165,318	167,979	2,666	(5)
Mortgage-backed securities:
Residential agency	9,019,013	9,340,471	328,183	(6,725)
Residential non-agency	17,563	32,770	15,207	—
Commercial agency	3,406,956	3,508,465	103,590	(2,081)
Other debt securities	500	472	—	(28)
Total available for sale securities	$12,609,850	$13,050,665	$449,654	$(8,839)

The amortized cost and fair values of available for sale securities at June 30, 2021, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$85,688	$1,714,881	$2,116,584	$683,362	$4,600,515	7.82
Fair value	86,175	1,764,174	2,116,490	697,946	4,664,785
Residential mortgage-backed securities:
Amortized cost					$8,420,140	2
Fair value					8,653,137
Total available for sale securities:
Amortized cost					$13,020,655
Fair value					13,317,922
1Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 3.3 years based upon current prepayment assumptions.

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Proceeds	$338,109	$179,051	$394,146	$205,945
Gross realized gains	1,767	5,580	2,240	5,583
Gross realized losses	(337)	—	(343)	—
Related federal and state income tax expense (benefit)	336	1,421	455	1,422

The fair value of debt securities pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was $9.5 billion at June 30, 2021 and $11.6 billion at December 31, 2020. The secured parties do not have the right to sell or repledge these securities.

Temporarily Impaired Available for Sale Securities
(in thousands)

	June 30, 2021
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal securities	91	$260,980	$2,546	$—	$—	$260,980	$2,546
Mortgage-backed securities:
Residential agency	88	2,508,370	27,595	190,052	1,372	2,698,422	28,967
Commercial agency	80	1,046,798	9,879	344,518	388	1,391,316	10,267
Other debt securities	1	—	—	471	29	471	29
Total available for sale securities	260	$3,816,148	$40,020	$535,041	$1,789	$4,351,189	$41,809

	December 31, 2020
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal securities	1	$6,166	$5	$—	$—	$6,166	$5
Mortgage-backed securities:
Residential agency	38	786,890	6,605	160,747	120	947,637	6,725
Commercial agency	37	350,506	1,587	277,627	494	628,133	2,081
Other debt securities	1	—	—	472	28	472	28
Total available for sale securities	77	$1,143,562	$8,197	$438,846	$642	$1,582,408	$8,839

Based on evaluations of impaired securities as of June 30, 2021, the Company does not intend to sell any impaired available for sale debt securities before fair value recovers to the current amortized cost and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

Fair Value Option Securities

Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the Consolidated Balance Sheets. Changes in the fair value are recognized in earnings as they occur. Certain securities are held as an economic hedge of the mortgage servicing rights.

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	June 30, 2021		December 31, 2020
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Residential agency mortgage-backed securities	$60,432	$2,596	$114,982	$4,463

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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at June 30, 2021 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,983,763	$78,138	$(6,342)	$71,796	$—	$71,796
Energy contracts	5,049,908	1,206,874	(215,206)	991,668	—	991,668
Agricultural contracts	7,983	382	(350)	32	—	32
Foreign exchange contracts	571,224	569,144	—	569,144	(900)	568,244
Equity option contracts	59,014	1,418	—	1,418	(300)	1,118
Total customer risk management programs	8,671,892	1,855,956	(221,898)	1,634,058	(1,200)	1,632,858
Trading	57,953,169	189,111	(125,437)	63,674	(4,416)	59,258
Internal risk management programs	783,074	17,116	(7,789)	9,327	—	9,327
Total derivative contracts	$67,408,135	$2,062,183	$(355,124)	$1,707,059	$(5,616)	$1,701,443

	Liabilities
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,983,763	$78,401	$(6,342)	$72,059	$(65,484)	$6,575
Energy contracts	5,051,395	1,205,095	(215,206)	989,889	(975,704)	14,185
Agricultural contracts	7,977	372	(350)	22	(22)	—
Foreign exchange contracts	571,037	568,758	—	568,758	(519)	568,239
Equity option contracts	59,014	1,418	—	1,418	—	1,418
Total customer risk management programs	8,673,186	1,854,044	(221,898)	1,632,146	(1,041,729)	590,417
Trading	54,179,938	171,344	(125,437)	45,907	(25,390)	20,517
Internal risk management programs	783,110	9,116	(7,789)	1,327	—	1,327
Total derivative contracts	$63,636,234	$2,034,504	$(355,124)	$1,679,380	$(1,067,119)	$612,261
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at December 31, 2020 (in thousands):

	Assets
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$3,212,469	$113,524	$(144)	$113,380	$—	$113,380
Energy contracts	3,791,565	386,008	(211,468)	174,540	—	174,540
Agricultural contracts	14,765	3,859	—	3,859	—	3,859
Foreign exchange contracts	337,001	332,257	—	332,257	(420)	331,837
Equity option contracts	70,199	1,222	—	1,222	(285)	937
Total customer risk management programs	7,425,999	836,870	(211,612)	625,258	(705)	624,553
Trading	84,997,593	440,627	(240,655)	199,972	(26,958)	173,014
Internal risk management programs	995,123	17,352	(4,231)	13,121	—	13,121
Total derivative contracts	$93,418,715	$1,294,849	$(456,498)	$838,351	$(27,663)	$810,688

	Liabilities
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$3,212,469	$113,900	$(144)	$113,756	$(104,202)	$9,554
Energy contracts	3,617,678	361,334	(211,468)	149,866	(114,070)	35,796
Agricultural contracts	14,781	3,844	—	3,844	(3,844)	—
Foreign exchange contracts	336,223	331,035	—	331,035	(1,165)	329,870
Equity option contracts	70,199	1,222	—	1,222	—	1,222
Total customer risk management programs	7,251,350	811,335	(211,612)	599,723	(223,281)	376,442
Trading	88,929,916	414,801	(240,655)	174,146	(145,692)	28,454
Internal risk management programs	145,256	5,529	(4,231)	1,298	(415)	883
Total derivative contracts	$96,326,522	$1,231,665	$(456,498)	$775,167	$(369,388)	$405,779
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended
	June 30, 2021		June 30, 2020
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts	$1,016	$—	$746	$—
Energy contracts	594	—	5,383	—
Agricultural contracts	10	—	6	—
Foreign exchange contracts	185	—	107	—
Equity option contracts	—	—	—	—
Total customer risk management programs	1,805	—	6,242	—
Trading[1]	59,331	—	32,577	—
Internal risk management programs	—	18,820	—	21,885
Total derivative contracts	$61,136	$18,820	$38,819	$21,885
1    Represents changes in fair value of to-be-announced securities and other derivative instruments held to mitigate market risk of trading securities portfolio, which is offset by changes in fair value of trading securities also included in Brokerage and Trading Revenue in the Consolidated Statements of Earnings.

	Six Months Ended
	June 30, 2021		June 30, 2020
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts	2,404	—	1,688	—
Energy contracts	1,614	—	7,390	—
Agricultural contracts	28	—	21	—
Foreign exchange contracts	351	—	365	—
Equity option contracts	—	—	—	—
Total customer risk management programs	4,397	—	9,464	—
Trading[1]	(11,928)	—	(8,078)	—
Internal risk management programs	—	(8,830)	—	40,305
Total derivative contracts	$(7,531)	$(8,830)	$1,386	$40,305
1    Represents changes in fair value of to-be-announced securities and other derivative instruments held to mitigate market risk of trading securities portfolio, which is offset by changes in fair value of trading securities also included in Brokerage and Trading Revenue in the Consolidated Statements of Earnings.

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

Portfolio segments of the loan portfolio are as follows (in thousands):

	June 30, 2021				December 31, 2020
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$3,277,687	$9,082,616	$112,604	$12,472,907	$3,174,203	$9,736,173	$167,159	$13,077,535
Commercial real estate	1,028,432	3,192,437	26,123	4,246,992	1,047,486	3,623,806	27,246	4,698,538
Paycheck protection program	1,121,583	—	—	1,121,583	1,682,310	—	—	1,682,310
Loans to individuals	2,133,502	1,400,556	40,909	3,574,967	2,174,874	1,333,975	40,288	3,549,137
Total	$7,561,204	$13,675,609	$179,636	$21,416,449	$8,078,873	$14,693,954	$234,693	$23,007,520

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2021, outstanding commitments totaled $11.5 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At June 30, 2021, outstanding standby letters of credit totaled $672 million.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit is summarized as follows (in thousands):

	Three Months Ended
	June 30, 2021
	Commercial	Commercial Real Estate	Paycheck Protection Program	Loans to Individuals	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$231,372	$81,746	$—	$39,284	$—	$352,402
Provision for loan losses	(18,442)	(10,582)	—	3,960	—	(25,064)
Loans charged off	(16,502)	(800)	—	(1,002)	—	(18,304)
Recoveries of loans previously charged off	1,875	176	—	805	—	2,856
Ending Balance	$198,303	$70,540	$—	$43,047	—	$311,890

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$12,736	$18,298	$—	$1,843	$—	$32,877
Provision for off-balance sheet credit risk	(2,642)	(5,950)	—	2	—	(8,590)
Ending Balance	$10,094	$12,348	$—	$1,845	$—	$24,287

	Six Months Ended
	June 30, 2021
	Commercial	Commercial Real Estate	Paycheck Protection Program	Loans to Individuals	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$254,934	$86,558	$—	$47,148	$—	$388,640
Provision for loan losses	(28,335)	(15,161)	—	(3,338)	—	(46,834)
Loans charged off	(31,847)	(1,063)	—	(2,299)	—	(35,209)
Recoveries	3,551	206	—	1,536	—	5,293
Ending balance	$198,303	$70,540	$—	$43,047	$—	$311,890

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$14,422	$20,571	$—	$1,928	$—	$36,921
Transition adjustment	—	—	—	—	—	—
Beginning balance, adjusted	14,422	20,571	—	1,928	—	36,921
Provision for off-balance sheet credit losses	(4,328)	(8,223)	—	(83)	—	(12,634)
Ending balance	$10,094	$12,348	$—	$1,845	$—	$24,287

	Three Months Ended
	June 30, 2020
	Commercial	Commercial Real Estate	Paycheck Protection Program	Loans to Individuals	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$213,438	$51,461	$—	$50,412	$—	$315,311
Provision for loan losses	111,153	17,221	—	5,991	—	134,365
Loans charged off	(14,487)	(1)	—	(1,082)	—	(15,570)
Recoveries of loans previously charged off	318	75	—	1,098	—	1,491
Ending Balance	$310,422	$68,756	$—	$56,419	—	$435,597

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$14,040	$12,575	$—	$1,899	$—	$28,514
Transition adjustment	—	—	—	—	—	—
Beginning balance, adjusted	14,040	12,575	—	1,899	—	28,514
Provision for off-balance sheet credit risk	542	3,844	—	19	—	4,405
Ending Balance	$14,582	$16,419	$—	$1,918	—	$32,919

	Six Months Ended
	June 30, 2020
	Commercial	Commercial Real Estate	Paycheck Protection Program	Loans to Individuals	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$118,187	$51,805	$—	$23,572	$17,195	$210,759
Transition adjustment	33,681	(4,620)	—	13,943	(17,195)	25,809
Beginning balance, adjusted	151,868	47,185	—	37,515	—	236,568
Provision for loan losses	188,876	22,336	—	19,117	—	230,329
Loans charged off	(31,102)	(887)	—	(2,498)	—	(34,487)
Recoveries of loans previously charged off	780	122	—	2,285	—	3,187
Ending Balance	$310,422	$68,756	$—	$56,419	—	$435,597

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$1,434	$107	$—	$44	$—	$1,585
Transition adjustment	10,144	11,660	—	1,748	—	23,552
Beginning balance, adjusted	11,578	11,767	—	1,792	—	25,137
Provision for off-balance sheet credit risk	3,004	4,652	—	126	—	7,782
Ending Balance	$14,582	$16,419	$—	$1,918	—	$32,919

Changes in our reasonable and supportable forecasts of macroeconomic variables, primarily due to the anticipated impact of the on-going COVID-19 pandemic, and other assumptions, resulted in a $34.2 million negative provision for credit losses related to lending activities during the second quarter of 2021. Changes in the loan portfolio characteristics, including specific impairment and losses, loan balances, risk grading and changes in payment profile resulted in a $579 thousand provision for credit losses related to lending activities.

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each measurement method at June 30, 2021 is as follows (in thousands):

	Collectively Measured for General Allowances		Individually Measured for Specific Allowances		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$12,360,303	$188,227	$112,604	$10,076	$12,472,907	$198,303
Commercial real estate	4,220,869	66,841	26,123	3,699	4,246,992	70,540
Paycheck protection program	1,121,583	—	—	—	1,121,583	—
Loans to individuals	3,534,058	43,047	40,909	—	3,574,967	43,047
Total	$21,236,813	$298,115	$179,636	$13,775	$21,416,449	$311,890

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

The following table summarizes the Company’s loan portfolio at June 30, 2021 by the risk grade categories and vintage (in thousands):

	Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Energy
Pass	$72,827	$57,881	$37,638	$72,773	$5,221	$8,948	$2,431,488	$—	$2,686,776
Special Mention	—	—	—	—	—	—	21,947	—	21,947
Accruing Substandard	—	24,000	1,275	1,219	—	10,843	194,930	—	232,267
Nonaccrual	—	20,911	2,404	—	—	11,238	35,788	—	70,341
Total energy	72,827	102,792	41,317	73,992	5,221	31,029	2,684,153	—	3,011,331
Healthcare
Pass	296,227	569,385	613,579	569,118	380,741	756,261	149,129	—	3,334,440
Special Mention	—	—	—	6,646	—	346	4	—	6,996
Accruing Substandard	—	—	27,444	871	—	10,983	—	—	39,298
Nonaccrual	—	—	18	—	—	—	509	—	527
Total healthcare	296,227	569,385	641,041	576,635	380,741	767,590	149,642	—	3,381,261
Services
Pass	334,227	521,732	363,415	322,526	271,369	921,002	537,942	550	3,272,763
Special Mention	222	126	1,752	90	3,279	11,247	1,370	—	18,086
Accruing Substandard	39	412	10,869	16,505	1,891	9,053	30,225	—	68,994
Nonaccrual	—	4,631	447	758	16,950	6,445	682	—	29,913
Total services	334,488	526,901	376,483	339,879	293,489	947,747	570,219	550	3,389,756
General business
Pass	318,504	313,185	332,890	221,590	197,124	267,409	975,933	2,081	2,628,716
Special Mention	818	259	2,719	134	4,010	1,026	7,275	—	16,241
Accruing Substandard	—	2,088	2,802	9,119	8,628	7,329	3,705	108	33,779
Nonaccrual	—	1,659	1,790	5,834	1,417	547	547	29	11,823
Total general business	319,322	317,191	340,201	236,677	211,179	276,311	987,460	2,218	2,690,559
Total commercial	1,022,864	1,516,269	1,399,042	1,227,183	890,630	2,022,677	4,391,474	2,768	12,472,907

Commercial real estate:
Pass	193,724	796,606	1,169,633	590,116	362,500	923,860	151,418	36	4,187,893
Special Mention	—	—	—	3,184	14,052	6,830	—	—	24,066
Accruing Substandard	—	—	—	—	4,467	4,416	27	—	8,910
Nonaccrual	—	—	8,300	—	—	17,823	—	—	26,123
Total commercial real estate	193,724	796,606	1,177,933	593,300	381,019	952,929	151,445	36	4,246,992

	Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Paycheck protection program:
Pass	660,775	460,808	—	—	—	—	—	—	1,121,583
Total paycheck protection program	660,775	460,808	—	—	—	—	—	—	1,121,583
Loans to individuals:
Residential mortgage
Pass	231,814	516,761	106,498	86,327	84,853	370,185	318,569	24,610	1,739,617
Special Mention	249	—	—	26	—	239	218	10	742
Accruing Substandard	—	—	117	—	—	121	545	12	795
Nonaccrual	—	627	241	1,049	675	25,754	2,213	914	31,473
Total residential mortgage	232,063	517,388	106,856	87,402	85,528	396,299	321,545	25,546	1,772,627
Residential mortgage guaranteed by U.S. government agencies
Pass	349	9,236	29,888	35,932	42,705	286,489	—	—	404,599
Nonaccrual	—	—	82	404	143	8,578	—	—	9,207
Total residential mortgage guaranteed by U.S. government agencies	349	9,236	29,970	36,336	42,848	295,067	—	—	413,806
Personal:
Pass	114,228	203,538	190,723	71,862	98,950	144,502	562,863	1,002	1,387,668
Special Mention	63	96	—	9	2	45	—	—	215
Accruing Substandard	—	—	175	20	—	227	—	—	422
Nonaccrual	—	1	31	42	53	76	26	—	229
Total personal	114,291	203,635	190,929	71,933	99,005	144,850	562,889	1,002	1,388,534
Total loans to individuals	346,703	730,259	327,755	195,671	227,381	836,216	884,434	26,548	3,574,967
Total loans	$2,224,066	$3,503,942	$2,904,730	$2,016,154	$1,499,030	$3,811,822	$5,427,353	$29,352	$21,416,449

The following table summarizes the Company’s loan portfolio at December 31, 2020 by the risk grade categories and vintage (in thousands):

	Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Energy
Pass	$112,614	$51,863	$89,346	$7,178	$1,148	$7,956	$2,548,663	$—	$2,818,768
Special Mention	—	—	—	—	—	—	202,590	—	202,590
Accruing Substandard	24,000	1,363	1,453	—	12,667	—	283,294	—	322,777
Nonaccrual	21,076	2,607	—	—	—	21,064	80,312	—	125,059
Total energy	157,690	55,833	90,799	7,178	13,815	29,020	3,114,859	—	3,469,194
Healthcare
Pass	536,745	615,221	638,302	422,834	234,399	658,286	147,132	—	3,252,919
Special Mention	—	27,500	—	—	—	8,282	5	—	35,787
Accruing Substandard	—	—	1,191	929	132	11,387	—	—	13,639
Nonaccrual	—	18	183	—	—	2,935	509	—	3,645
Total healthcare	536,745	642,739	639,676	423,763	234,531	680,890	147,646	—	3,305,990
Services
Pass	534,853	436,384	372,867	307,374	373,785	683,936	665,491	682	3,375,372
Special Mention	150	9,057	389	291	2,038	2,000	3,063	—	16,988
Accruing Substandard	429	6,380	26,008	6,027	5,030	7,954	38,797	—	90,625
Nonaccrual	4,833	448	—	12,590	1,049	6,138	540	—	25,598
Total services	540,265	452,269	399,264	326,282	381,902	700,028	707,891	682	3,508,583
General business
Pass	419,756	394,985	310,273	236,222	103,987	186,600	1,055,878	2,316	2,710,017
Special Mention	197	4,519	9,713	7,803	2,511	3,159	2,483	19	30,404
Accruing Substandard	1,432	3,069	6,694	10,935	10,042	3,729	4,449	140	40,490
Nonaccrual	1,675	3,728	4,863	1,436	530	107	477	41	12,857
Total general business	423,060	406,301	331,543	256,396	117,070	193,595	1,063,287	2,516	2,793,768
Total commercial	1,657,760	1,557,142	1,461,282	1,013,619	747,318	1,603,533	5,033,683	3,198	13,077,535

Commercial real estate:
Pass	725,577	1,211,338	954,226	489,193	314,899	722,475	223,131	38	4,640,877
Special Mention	—	—	259	12,311	2,725	5,831	—	—	21,126
Accruing Substandard	—	—	—	4,410	—	4,852	27	—	9,289
Nonaccrual	—	8,300	—	232	7,468	11,246	—	—	27,246
Total commercial real estate	725,577	1,219,638	954,485	506,146	325,092	744,404	223,158	38	4,698,538

	Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Paycheck protection program:
Pass	1,682,310	—	—	—	—	—	—	—	1,682,310
Total paycheck protection program	1,682,310	—	—	—	—	—	—	—	1,682,310
Loans to individuals:
Residential mortgage
Pass	564,325	149,832	120,875	124,930	158,801	348,292	335,259	24,553	1,826,867
Special Mention	33	11	2,094	—	59	318	950	10	3,475
Accruing Substandard	—	—	51	—	—	34	272	76	433
Nonaccrual	648	104	1,658	784	2,010	22,415	3,835	774	32,228
Total residential mortgage	565,006	149,947	124,678	125,714	160,870	371,059	340,316	25,413	1,863,003
Residential mortgage guaranteed by U.S. government agencies
Pass	4,859	33,880	34,464	43,099	58,264	226,380	—	—	400,946
Nonaccrual	—	—	545	—	309	6,887	—	—	7,741
Total residential mortgage guaranteed by U.S. government agencies	4,859	33,880	35,009	43,099	58,573	233,267	—	—	408,687
Personal:
Pass	219,873	200,580	76,246	100,229	64,104	102,126	510,571	1,510	1,275,239
Special Mention	39	55	66	—	469	31	965	—	1,625
Accruing Substandard	11	214	10	—	—	—	29	—	264
Nonaccrual	28	17	57	73	50	49	45	—	319
Total personal	219,951	200,866	76,379	100,302	64,623	102,206	511,610	1,510	1,277,447
Total loans to individuals	789,816	384,693	236,066	269,115	284,066	706,532	851,926	26,923	3,549,137
Total loans	$4,855,463	$3,161,473	$2,651,833	$1,788,880	$1,356,476	$3,054,469	$6,108,767	$30,159	$23,007,520

Nonaccruing Loans

A summary of nonaccruing loans at June 30, 2021 follows (in thousands):

	As of June 30, 2021
	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Energy	$70,341	$70,341	$—	$—
Healthcare	527	527	—	—
Services	29,913	21,484	8,429	5,234
General business	11,823	6,981	4,842	4,842
Total commercial	112,604	99,333	13,271	10,076

Commercial real estate	26,123	13,388	12,735	3,699

Loans to individuals:
Residential mortgage	31,473	31,473	—	—
Residential mortgage guaranteed by U.S. government agencies	9,207	9,207	—	—
Personal	229	229	—	—
Total loans to individuals	40,909	40,909	—	—

Total	$179,636	$153,630	$26,006	$13,775

A summary of nonaccruing loans at December 31, 2020 follows (in thousands):

	As of December 31, 2020
	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Energy	$125,059	$76,633	$48,426	$16,478
Healthcare	3,645	3,645	—	—
Services	25,598	20,810	4,788	2,574
General business	12,857	12,857	—	—
Total commercial	167,159	113,945	53,214	19,052

Commercial real estate	27,246	13,645	13,601	3,389

Loans to individuals:
Residential mortgage	32,228	32,228	—	—
Residential mortgage guaranteed by U.S. government agencies	7,741	7,741	—	—
Personal	319	319	—	—
Total loans to individuals	40,288	40,288	—	—

Total	$234,693	$167,878	$66,815	$22,441

Troubled Debt Restructurings

At June 30, 2021 the Company had $234 million in troubled debt restructurings ("TDRs"), of which $171 million were accruing residential mortgage loans guaranteed by U.S. government agencies, $16 million were nonaccruing residential mortgage loans with no specific allowance necessary and $15 million were commercial real estate loans with a related specific allowance of $2.3 million. Approximately $131 million of TDRs were performing in accordance with the modified terms.

At December 31, 2020, the Company had $187 million in TDRs, of which $152 million were accruing residential mortgage loans guaranteed by U.S. government agencies. Approximately $95 million of TDRs were performing in accordance with the modified terms.

TDRs generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. During the three and six months ended June 30, 2021, $55 million and $66 million of loans were restructured and $35 thousand and $311 thousand of loans designated as TDRs were charged off. During the three and six months ended June 30, 2020, $35 million and $59 million of loans were restructured and $7.7 million and $9.7 million of loans designated as TDRs were charged off.

Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans, as modified for short-term payment deferral forbearance.

A summary of loans currently performing and past due as of June 30, 2021 is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Energy	$2,993,105	$—	$—	$18,226	$3,011,331	$—
Healthcare	3,380,557	—	177	527	3,381,261	—
Services	3,377,109	336	—	12,311	3,389,756	212
General business	2,683,645	915	292	5,707	2,690,559	—
Total commercial	12,434,416	1,251	469	36,771	12,472,907	212

Commercial real estate	4,236,417	1,604	39	8,932	4,246,992	—

Paycheck protection program	1,121,583	—	—	—	1,121,583	—

Loans to individuals:
Residential mortgage	1,757,711	4,780	898	9,238	1,772,627	—
Residential mortgage guaranteed by U.S. government agencies	259,023	41,355	18,265	95,163	413,806	89,121
Personal	1,388,201	176	30	127	1,388,534	40
Total loans to individuals	3,404,935	46,311	19,193	104,528	3,574,967	89,161

Total	$21,197,351	$49,166	$19,701	$150,231	$21,416,449	$89,373

A summary of loans currently performing and past due as of December 31, 2020 is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Energy	$3,410,995	$12,735	$4,050	$41,414	$3,469,194	$—
Healthcare	3,302,345	—	—	3,645	3,305,990	—
Services	3,489,423	3,278	177	15,705	3,508,583	326
General business	2,776,038	1,206	6,277	10,247	2,793,768	4,495
Total commercial	12,978,801	17,219	10,504	71,011	13,077,535	4,821

Commercial real estate	4,672,279	276	5,310	20,673	4,698,538	5,126

Paycheck protection program	1,682,310	—	—	—	1,682,310	—

Loans to individuals:
Residential mortgage	1,849,304	5,812	837	7,050	1,863,003	181
Residential mortgage guaranteed by U.S. government agencies	262,102	41,389	22,041	83,155	408,687	78,349
Personal	1,273,702	3,317	90	338	1,277,447	241
Total loans to individuals	3,385,108	50,518	22,968	90,543	3,549,137	78,771

Total	$22,718,498	$68,013	$38,782	$182,227	$23,007,520	$88,718

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	June 30, 2021		December 31, 2020
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$187,179	$191,290	$227,161	$236,444
Residential mortgage loan commitments	276,154	10,202	380,637	20,435
Forward sales contracts	427,566	(650)	549,414	(4,563)
		$200,842		$252,316

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of June 30, 2021 or December 31, 2020. No credit losses were recognized on residential mortgage loans held for sale for the six month period ended June 30, 2021 and 2020.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Production revenue:
Net realized gains on sale of mortgage loans	$20,783	$24,109	$46,783	$33,826
Net change in unrealized gain (loss) on mortgage loans held for sale	1,783	5,024	(5,172)	8,585
Net change in the fair value of mortgage loan commitments	(1,253)	3,381	(10,233)	22,398
Net change in the fair value of forward sales contracts	(11,309)	6,671	3,913	(4,054)
Total production revenue	10,004	39,185	35,291	60,755
Servicing revenue	11,215	14,751	23,041	30,348
Total mortgage banking revenue	$21,219	$53,936	$58,332	$91,103

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

The following represents a summary of mortgage servicing rights (dollars in thousands):

	June 30, 2021	December 31, 2020
Number of residential mortgage loans serviced for others	98,287	106,201
Outstanding principal balance of residential mortgage loans serviced for others	$14,887,909	$16,228,449
Weighted average interest rate	3.73%	3.84%
Remaining term (in months)	278	280

The following represents activity in capitalized mortgage servicing rights (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning Balance	$132,915	$110,828	$101,172	$201,886
Additions	7,937	8,465	17,767	13,906
Disposals	—	(10,801)	—	(10,801)
Change in fair value due to principal payments	(10,182)	(9,760)	(22,143)	(17,779)
Change in fair value due to market assumption changes	(13,041)	(761)	20,833	(89,241)
Ending Balance	$117,629	$97,971	$117,629	$97,971

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

Mortgage servicing rights are not traded in active markets. Fair value is determined by discounting the projected net cash flows. Significant market assumptions used to determine fair value based on significant unobservable inputs were as follows:

	June 30, 2021	December 31, 2020
Discount rate – risk-free rate plus a market premium	8.87%	9.14%
Prepayment rate - based upon loan interest rate, original term and loan type	7.81% - 19.08%	9.41% - 21.87%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$69 - $94	$69 - $94
Delinquent loans	$150 - $500	$150 - $500
Loans in foreclosure	$1,000 - $4,000	$1,000 - $4,000
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	0.95%	0.43%
Primary/secondary mortgage rate spread	105 bps	105 bps
Delinquency rate	2.67%	3.54%

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

On January 8, 2020, the New Jersey District Court entered judgment against the principal individual and his wife for $36,805,051 in principal amount and $10,937,831 in pre-judgment interest. On January 17, 2020, the New Jersey Federal District Court formally terminated the Payment Plan. Management is no longer able to conclude that the individual principal and his wife will be successful in paying the obligations they have to pay the bonds in full but such obligations remain and are not dischargeable in bankruptcy. The SEC continues to aggressively pursue collection of the judgment garnishments on entities either related to or holding assets for the debtor and recently obtained a charging order against equity interests in multiple entities owned by the debtor. If the individual principal and his wife do not have the financial ability to pay the bonds in full, a bondholder loss could become probable. Management has been advised by counsel that BOKF, NA has valid defenses to claims of bondholders and that no loss to the Company is probable. No provision for losses has been made at this time. BOKF, NA estimates that, upon sale of all remaining collateral securing payment of the bonds, approximately $20 million will remain outstanding. A reasonable estimate cannot be made of the amount of any bondholder loss, though the amount of bondholder loss could be material to the Company in the event a loss to the Company becomes probable.
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

At June 30, 2021, the Company has $342 million in interests in various alternative investments generally consisting of unconsolidated limited partnership interests in entities for which investment return is in the form of low income housing tax credits or other investments in merchant banking activities. This investment balance also includes $117 million of unfunded commitments included in Other liabilities on the Consolidated Balance Sheets.

(7) Shareholders' Equity

On August 3, 2021, the Company declared a quarterly cash dividend of $0.52 per common share payable on or about August 26, 2021 to shareholders of record as of August 16, 2021.

Dividends declared were $0.52 and $1.04 per share during the three and six months ended June 30, 2021 and $0.51 and 1.02 per share during the three and six months ended June 30, 2020.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Employee Benefit Plans	Total
Balance, Dec. 31, 2019	$104,996	$(73)	$104,923
Net change in unrealized gain (loss)	354,765	—	354,765
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(5,583)	—	(5,583)
Other comprehensive income, before income taxes	349,182	—	349,182
Federal and state income taxes	83,789	—	83,789
Other comprehensive income, net of income taxes	265,393	—	265,393
Balance, June 30, 2020	$370,389	$(73)	$370,316

Balance, Dec. 31, 2020	$335,032	$836	$335,868
Net change in unrealized gain (loss)	(141,651)	—	(141,651)
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(1,897)	—	(1,897)
Other comprehensive income, before income taxes	(143,548)	—	(143,548)
Federal and state income taxes	(34,448)	—	(34,448)
Other comprehensive income (loss), net of income taxes	(109,100)	—	(109,100)
Balance, June 30, 2021	$225,932	$836	$226,768

(8) Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$166,421	$64,693	$312,481	$126,772
Less: Earnings allocated to participating securities	1,170	397	2,107	740
Numerator for basic earnings per share – income available to common shareholders	165,251	64,296	310,374	126,032
Effect of reallocating undistributed earnings of participating securities	1	—	—	—
Numerator for diluted earnings per share – income available to common shareholders	$165,252	$64,296	$310,374	$126,032

Denominator:
Weighted average shares outstanding	69,302,245	70,307,606	69,442,239	70,410,707
Less: Participating securities included in weighted average shares outstanding	486,579	431,563	466,496	410,842
Denominator for basic earnings per common share	68,815,666	69,876,043	68,975,743	69,999,865
Dilutive effect of employee stock compensation plans[1]	1,776	1,424	3,055	3,952
Denominator for diluted earnings per common share	68,817,442	69,877,467	68,978,798	70,003,817

Basic earnings per share	$2.40	$0.92	$4.50	$1.80
Diluted earnings per share	$2.40	$0.92	$4.50	$1.80
[1] Excludes employee stock options with exercise prices greater than current market price.	—	22,238	—	—

(9) Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2021 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$151,942	$17,552	$52,966	$57,849	$280,309
Net interest revenue (expense) from internal sources	(21,041)	7,393	(673)	14,321	—
Net interest revenue	130,901	24,945	52,293	72,170	280,309
Provision for credit losses	16,268	425	(54)	(51,639)	(35,000)
Net interest revenue after provision for credit losses	114,633	24,520	52,347	123,809	315,309
Other operating revenue	65,269	37,714	79,149	9,314	191,446
Other operating expense	71,351	52,453	79,429	87,919	291,152
Net direct contribution	108,551	9,781	52,067	45,204	215,603
Gain (loss) on financial instruments, net	34	17,137	—	(17,171)	—
Change in fair value of mortgage servicing rights	—	(13,041)	—	13,041	—
Gain (loss) on repossessed assets, net	3,565	—	—	(3,565)	—
Corporate expense allocations	12,512	11,599	10,343	(34,454)	—
Net income before taxes	99,638	2,278	41,724	71,963	215,603
Federal and state income taxes	27,006	580	10,663	10,247	48,496
Net income	72,632	1,698	31,061	61,716	167,107
Net income (loss) attributable to non-controlling interests	—	—	—	686	686
Net income attributable to BOK Financial Corp. shareholders	$72,632	$1,698	$31,061	$61,030	$166,421

Average assets	$28,160,594	$10,087,488	$19,201,041	$(7,252,201)	$50,196,922

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2021 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$307,741	$34,238	$101,520	$117,230	$560,729
Net interest revenue (expense) from internal sources	(46,835)	11,681	(873)	36,027	—
Net interest revenue	260,906	45,919	100,647	153,257	560,729
Provision for credit losses	30,253	1,561	(83)	(91,731)	(60,000)
Net interest revenue after provision for credit losses	230,653	44,358	100,730	244,988	620,729
Other operating revenue	111,848	89,996	145,272	21,384	368,500
Other operating expense	138,330	108,076	157,994	182,536	586,936
Net direct contribution	204,171	26,278	88,008	83,836	402,293
Gain (loss) on financial instruments, net	67	(12,479)	—	12,412	—
Change in fair value of mortgage servicing rights	—	20,833	—	(20,833)	—
Gain (loss) on repossessed assets, net	16,302	41	—	(16,343)	—
Corporate expense allocations	25,246	23,073	20,230	(68,549)	—
Net income before taxes	195,294	11,600	67,778	127,621	402,293
Federal and state income taxes	52,989	2,954	17,335	17,600	90,878
Net income	142,305	8,646	50,443	110,021	311,415
Net income (loss) attributable to non-controlling interests	—	—	—	(1,066)	(1,066)
Net income attributable to BOK Financial Corp. shareholders	$142,305	$8,646	$50,443	$111,087	$312,481

Average assets	$28,104,137	$9,922,431	$18,924,987	$(6,698,092)	$50,253,463

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2020 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$174,314	$18,795	$34,359	$50,636	$278,104
Net interest revenue (expense) from internal sources	(29,205)	20,475	(7,479)	16,209	—
Net interest revenue	145,109	39,270	26,880	66,845	278,104
Provision for credit losses	13,762	535	(89)	121,113	135,321
Net interest revenue after provision for credit losses	131,347	38,735	26,969	(54,268)	142,783
Other operating revenue	47,898	67,192	106,674	11,508	233,272
Other operating expense	62,933	58,249	80,567	94,217	295,966
Net direct contribution	116,312	47,678	53,076	(136,977)	80,089
Gain (loss) on financial instruments, net	48	7,356	—	(7,404)	—
Change in fair value of mortgage servicing rights	—	(761)	—	761	—
Gain (loss) on repossessed assets, net	191	27	—	(218)	—
Corporate expense allocations	5,437	10,692	8,204	(24,333)	—
Net income before taxes	111,114	43,608	44,872	(119,505)	80,089
Federal and state income taxes	30,122	11,107	11,478	(36,904)	15,803
Net income	80,992	32,501	33,394	(82,601)	64,286
Net income (loss) attributable to non-controlling interests	—	—	—	(407)	(407)
Net income attributable to BOK Financial Corp. shareholders	$80,992	$32,501	$33,394	$(82,194)	$64,693

Average assets	$27,575,652	$9,920,005	$15,721,452	$(3,460,078)	$49,757,031

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2020 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other[1]	BOK Financial Consolidated
Net interest revenue from external sources	$376,216	$44,671	$48,725	$69,852	$539,464
Net interest revenue (expense) from internal sources	(79,700)	38,531	(2,941)	44,110	—
Net interest revenue	296,516	83,202	45,784	113,962	539,464
Provision for credit losses	30,642	1,791	(137)	196,796	229,092
Net interest revenue after provision for credit losses	265,874	81,411	45,921	(82,834)	310,372
Other operating revenue	86,118	122,254	204,555	667	413,594
Other operating expense	123,685	112,017	158,759	170,132	564,593
Net direct contribution	228,307	91,648	91,717	(252,299)	159,373
Gain (loss) on financial instruments, net	97	94,120	7	(94,224)	—
Change in fair value of mortgage servicing rights	—	(89,241)	—	89,241	—
Gain (loss) on repossessed assets, net	200	40	—	(240)	—
Corporate expense allocations	14,342	21,059	16,469	(51,870)	—
Net income before taxes	214,262	75,508	75,255	(205,652)	159,373
Federal and state income taxes	58,295	19,232	19,288	(63,712)	33,103
Net income	155,967	56,276	55,967	(141,940)	126,270
Net income (loss) attributable to non-controlling interests	—	—	—	(502)	(502)
Net income attributable to BOK Financial Corp. shareholders	$155,967	$56,276	$55,967	$(141,438)	$126,772

Average assets	$26,131,814	$9,885,429	$14,222,432	$(2,500,850)	$47,738,825

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

Fees and commissions revenue by reportable segment and primary service line is as follows for the three months ended June 30, 2021.

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$13,002	$(1)	$13,001	$13,001	$—
Customer hedging revenue	5,693	—	55	(3,943)	1,805	1,805	—
Retail brokerage revenue	—	—	4,528	—	4,528	—	4,528
Insurance brokerage revenue	—	—	2,996	—	2,996	—	2,996
Investment banking revenue	3,935	—	3,626	(483)	7,078	2,721	4,357
Brokerage and trading revenue	9,628	—	24,207	(4,427)	29,408	17,527	11,881
TransFund EFT network revenue	19,374	924	(17)	1	20,282	—	20,282
Merchant services revenue	3,434	17	—	1	3,452	—	3,452
Corporate card revenue	1,063	—	37	89	1,189	—	1,189
Transaction card revenue	23,871	941	20	91	24,923	—	24,923
Personal trust revenue	—	—	25,156	—	25,156	—	25,156
Corporate trust revenue	—	—	3,435	—	3,435	—	3,435
Institutional trust & retirement plan services revenue	—	—	12,828	—	12,828	—	12,828
Investment management services and other revenue	—	—	3,543	(130)	3,413	—	3,413
Fiduciary and asset management revenue	—	—	44,962	(130)	44,832	—	44,832
Commercial account service charge revenue	12,710	469	607	(1)	13,785	—	13,785
Overdraft fee revenue	22	4,916	17	2	4,957	—	4,957
Check card revenue	—	6,030	—	(1)	6,029	—	6,029
Automated service charge and other deposit fee revenue	25	1,042	20	3	1,090	—	1,090
Deposit service charges and fees	12,757	12,457	644	3	25,861	—	25,861
Mortgage production revenue	—	10,004	—	—	10,004	10,004	—
Mortgage servicing revenue	—	11,668	—	(453)	11,215	11,215	—
Mortgage banking revenue	—	21,672	—	(453)	21,219	21,219	—
Other revenue	17,112	2,644	9,008	(5,592)	23,172	20,041	3,131
Total fees and commissions revenue	$63,368	$37,714	$78,841	$(10,508)	$169,415	$58,787	$110,628
1     Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.
2    In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the six months ended June 30, 2021.

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$16,718	$(1)	$16,717	$16,717	$—
Customer hedging revenue	9,900	—	146	(5,649)	4,397	4,397	—
Retail brokerage revenue	—	—	9,269	—	9,269	—	9,269
Insurance brokerage revenue	—	—	5,912	—	5,912	—	5,912
Investment banking revenue	6,193	—	8,394	(692)	13,895	4,770	9,125
Brokerage and trading revenue	16,093	—	40,439	(6,342)	50,190	25,884	24,306
TransFund EFT network revenue	37,817	1,758	(30)	3	39,548	—	39,548
Merchant services revenue	5,700	33	—	—	5,733	—	5,733
Corporate card revenue	1,867	—	65	140	2,072	—	2,072
Transaction card revenue	45,384	1,791	35	143	47,353	—	47,353
Personal trust revenue	—	—	47,133	—	47,133	—	47,133
Corporate trust revenue	—	—	7,224	—	7,224	—	7,224
Institutional trust & retirement plan services revenue	—	—	25,438	—	25,438	—	25,438
Investment management services and other revenue	—	—	6,446	(87)	6,359	—	6,359
Fiduciary and asset management revenue	—	—	86,241	(87)	86,154	—	86,154
Commercial account service charge revenue	24,698	903	1,188	—	26,789	—	26,789
Overdraft fee revenue	48	9,551	36	2	9,637	—	9,637
Check card revenue	—	11,357	—	(1)	11,356	—	11,356
Automated service charge and other deposit fee revenue	51	2,192	43	2	2,288	—	2,288
Deposit service charges and fees	24,797	24,003	1,267	3	50,070	—	50,070
Mortgage production revenue	—	35,291	—	—	35,291	35,291	—
Mortgage servicing revenue	—	23,945	—	(904)	23,041	23,041	—
Mortgage banking revenue	—	59,236	—	(904)	58,332	58,332	—
Other revenue	26,941	4,984	16,543	(9,000)	39,468	33,184	6,284
Total fees and commissions revenue	$113,215	$90,014	$144,525	$(16,187)	$331,567	$117,400	$214,167
1     Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.
2    In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the three months ended June 30, 2020.

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$43,915	$—	$43,915	$43,915	$—
Customer hedging revenue	6,893	—	63	(714)	6,242	6,242	—
Retail brokerage revenue	—	—	3,394	—	3,394	—	3,394
Insurance brokerage revenue	—	—	3,153	—	3,153	—	3,153
Investment banking revenue	1,131	—	4,187	—	5,318	851	4,467
Brokerage and trading revenue	8,024	—	54,712	(714)	62,022	51,008	11,014
TransFund EFT network revenue	19,647	556	(9)	—	20,194	—	20,194
Merchant services revenue	2,230	13	—	—	2,243	—	2,243
Corporate card revenue	485	—	18	—	503	—	503
Transaction card revenue	22,362	569	9	—	22,940	—	22,940
Personal trust revenue	—	—	21,681	—	21,681	—	21,681
Corporate trust revenue	—	—	4,604	—	4,604	—	4,604
Institutional trust & retirement plan services revenue	—	—	10,723	191	10,914	—	10,914
Investment management services and other revenue	—	—	4,291	(233)	4,058	—	4,058
Fiduciary and asset management revenue	—	—	41,299	(42)	41,257	—	41,257
Commercial account service charge revenue	11,069	389	598	—	12,056	—	12,056
Overdraft fee revenue	20	3,607	16	—	3,643	—	3,643
Check card revenue	—	5,122	—	—	5,122	—	5,122
Automated service charge and other deposit fee revenue	29	1,179	17	—	1,225	—	1,225
Deposit service charges and fees	11,118	10,297	631	—	22,046	—	22,046
Mortgage production revenue	—	39,186	—	—	39,186	39,186	—
Mortgage servicing revenue	—	15,164	—	(414)	14,750	14,750	—
Mortgage banking revenue	—	54,350	—	(414)	53,936	53,936	—
Other revenue	5,011	1,976	10,106	(5,614)	11,479	8,970	2,509
Total fees and commissions revenue	$46,515	$67,192	$106,757	$(6,784)	$213,680	$113,914	$99,766
1     Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.
2    In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the six months ended June 30, 2020.

	Commercial	Consumer	Wealth Management	Funds Management & Other[3]	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$78,299	$—	$78,299	$78,299	$—
Customer hedging revenue	9,418	—	198	(151)	9,465	9,465	—
Retail brokerage revenue	—	—	7,737	—	7,737	—	7,737
Insurance brokerage revenue	—	—	6,942	—	6,942	—	6,942
Investment banking revenue	3,011	—	7,347	—	10,358	2,679	7,679
Brokerage and trading revenue	12,429	—	100,523	(151)	112,801	90,443	22,358
TransFund EFT network revenue	37,859	1,387	(28)	2	39,220	—	39,220
Merchant services revenue	4,535	27	—	—	4,562	—	4,562
Corporate card revenue	1,005	—	34	—	1,039	—	1,039
Transaction card revenue	43,399	1,414	6	2	44,821	—	44,821
Personal trust revenue	—	—	42,330	—	42,330	—	42,330
Corporate trust revenue	—	—	10,966	—	10,966	—	10,966
Institutional trust & retirement plan services revenue	—	—	22,480	330	22,810	—	22,810
Investment management services and other revenue	—	—	10,022	(413)	9,609	—	9,609
Fiduciary and asset management revenue	—	—	85,798	(83)	85,715	—	85,715
Commercial account service charge revenue	22,108	799	1,143	(1)	24,049	—	24,049
Overdraft fee revenue	69	10,812	38	2	10,921	—	10,921
Check card revenue	—	10,351	—	—	10,351	—	10,351
Automated service charge and other deposit fee revenue	258	2,565	30	2	2,855	—	2,855
Deposit service charges and fees	22,435	24,527	1,211	3	48,176	—	48,176
Mortgage production revenue	—	60,755	—	—	60,755	60,755	—
Mortgage servicing revenue	—	31,206	—	(858)	30,348	30,348	—
Mortgage banking revenue	—	91,961	—	(858)	91,103	91,103	—
Other revenue	9,711	4,352	17,100	(7,375)	23,788	17,378	6,410
Total fees and commissions revenue	$87,974	$122,254	$204,638	$(8,462)	$406,404	$198,924	$207,480
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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the six months ended June 30, 2021 and 2020, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the six months ended June 30, 2021 and 2020 are included in the summary of changes in recurring fair values measured using unobservable inputs.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at June 30, 2021 or December 31, 2020.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of June 30, 2021 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government securities	$13,481	$4,999	$8,482	$—
Residential agency mortgage-backed securities	5,577,986	—	5,577,986	—
Municipal securities	49,636	—	49,636	—
Other trading securities	57,967	—	57,967	—
Total trading securities	5,699,070	4,999	5,694,071	—
Available for sale securities:
U.S. Treasury	504	504	—	—
Municipal securities	386,509	—	386,509	—
Residential agency mortgage-backed securities	8,624,876	—	8,624,876	—
Residential non-agency mortgage-backed securities	28,261	—	28,261	—
Commercial agency mortgage-backed securities	4,277,301	—	4,277,301	—
Other debt securities	471	—	—	471
Total available for sale securities	13,317,922	504	13,316,947	471
Fair value option securities – Residential agency mortgage-backed securities	60,432	—	60,432	—
Residential mortgage loans held for sale[1]	200,842	—	195,692	5,150
Mortgage servicing rights[2]	117,629	—	—	117,629
Derivative contracts, net of cash collateral[3]	1,701,443	7,704	1,693,739	—
Liabilities:
Derivative contracts, net of cash collateral[3]	612,261	218	612,043	—
1Residential mortgage loans held for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards and are valued at 95.57% of the unpaid principal balance.
2A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 5, Mortgage Banking Activities.
3See Note 3 for detail of fair value of derivative contracts by contract type. Fair values based on quoted prices in active markets for identical instruments (Level 1) are primarily exchange-traded derivative contracts, net of cash margin.

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
3See Note 3 for detail of fair value of derivative contracts by contract type. Fair values based on quoted prices in active markets for identical instruments (Level 1) are primarily exchange-traded derivative contracts, net of cash margin.

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at June 30, 2021 for which the fair value was adjusted during the six months ended June 30, 2021:

				Fair Value Adjustments for the
	Carrying Value at June 30, 2021			Three Months Ended June 30, 2021 Recognized in:		Six Months Ended June 30, 2021 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Nonaccruing loans	$—	$4,730	$42,453	$17,362	$—	$24,721	$—
Real estate and other repossessed assets	—	1,706	36,010	—	(3,966)	—	(6,166)

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at June 30, 2020 for which the fair value was adjusted during the six months ended June 30, 2020:

				Fair Value Adjustments for the
	Carrying Value at June 30, 2020			Three Months Ended June 30, 2020 Recognized in:		Six Months Ended June 30, 2020 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Nonaccruing loans	$—	$400	$32,448	$13,871	$—	$29,659	$—
Real estate and other repossessed assets	—	918	400	—	(5)	—	(131)

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of June 30, 2021 follows (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$42,453	Discounted cash flows	Management knowledge of industry and non-real estate collateral including but not limited to recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	4% - 96% (47%)[1]
Real estate and other repossessed assets	36,010	Discounted cash flows	Management knowledge of industry and non-real estate collateral including but not limited to recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	N/A
1 Represents fair value as a percentage of the unpaid principal balance.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of June 30, 2020 follows (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$32,448	Discounted cash flows	Management knowledge of industry and non-real estate collateral including but not limited to recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	—% - 83% (35%)[1]
Real estate and other repossessed assets	400	Appraised value, as adjusted	Marketability adjustments off appraised value[2]	87% - 87% (87%)
1 Represents fair value as a percentage of the unpaid principal balance.
2    Marketability adjustments include consideration of estimated costs to sell which is approximately 10% of the fair value.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of June 30, 2021 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$678,998	$678,998	$678,998	$—	$—
Interest-bearing cash and cash equivalents	580,457	580,457	580,457	—	—
Trading securities:
U.S. government securities	13,481	13,481	4,999	8,482	—
Residential agency mortgage-backed securities	5,577,986	5,577,986	—	5,577,986	—
Municipal securities	49,636	49,636	—	49,636	—
Other trading securities	57,967	57,967	—	57,967	—
Total trading securities	5,699,070	5,699,070	4,999	5,694,071	—
Investment securities:
Municipal securities	211,725	235,697	—	64,401	171,296
Residential agency mortgage-backed securities	7,863	8,601	—	8,601	—
Other debt securities	1,737	1,736	—	1,736	—
Total investment securities	221,325	246,034	—	74,738	171,296
Allowance for credit losses	(493)	—	—	—	—
Investment securities, net of allowance	220,832	246,034	—	74,738	171,296
Available for sale securities:
U.S. Treasury	504	504	504	—	—
Municipal securities	386,509	386,509	—	386,509	—
Residential agency mortgage-backed securities	8,624,876	8,624,876	—	8,624,876	—
Residential non-agency mortgage-backed securities	28,261	28,261	—	28,261	—
Commercial agency mortgage-backed securities	4,277,301	4,277,301	—	4,277,301	—
Other debt securities	471	471	—	—	471
Total available for sale securities	13,317,922	13,317,922	504	13,316,947	471
Fair value option securities – Residential agency mortgage-backed securities	60,432	60,432	—	60,432	—
Residential mortgage loans held for sale	200,842	200,842	—	195,692	5,150
Loans:
Commercial	12,472,907	12,357,430	—	—	12,357,430
Commercial real estate	4,246,992	4,192,793	—	—	4,192,793
Paycheck protection program	1,121,583	1,107,172	—	—	1,107,172
Loans to individuals	3,574,967	3,570,855	—	—	3,570,855
Total loans	21,416,449	21,228,250	—	—	21,228,250
Allowance for loan losses	(311,890)	—	—	—	—
Loans, net of allowance	21,104,559	21,228,250	—	—	21,228,250
Mortgage servicing rights	117,629	117,629	—	—	117,629
Derivative instruments with positive fair value, net of cash collateral	1,701,443	1,701,443	7,704	1,693,739	—
Deposits with no stated maturity	35,534,584	35,534,584	—	—	35,534,584
Time deposits	1,905,349	1,908,847	—	—	1,908,847
Other borrowed funds	2,276,414	2,273,466	—	—	2,273,466
Subordinated debentures	276,043	291,334	—	291,334	—
Derivative instruments with negative fair value, net of cash collateral	612,261	612,261	218	612,043	—

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

(12) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on June 30, 2021 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. On July 23, 2021, the Company notified holders that it will exercise its option to redeem all $150 million of its 5.375 percent Subordinated Notes on August 23, 2021. The Company will use existing capital for the redemption. No additional events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Six-Month Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Six Months Ended
	June 30, 2021			June 30, 2020
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$685,037	$332	0.10%	$670,698	$2,505	0.75%
Trading securities	7,198,206	72,671	2.00%	1,780,875	23,328	2.66%
Investment securities	229,313	5,664	4.94%	275,606	6,548	4.75%
Available for sale securities	13,338,129	117,669	1.84%	12,072,293	138,086	2.39%
Fair value option securities	84,653	898	2.20%	1,290,119	15,818	2.46%
Restricted equity securities	199,358	3,110	3.12%	351,527	7,774	4.42%
Residential mortgage loans held for sale	212,638	2,949	2.81%	209,149	3,263	3.23%
Loans	22,460,418	395,460	3.55%	23,021,258	463,344	4.05%
Allowance for loan losses	(363,898)			(308,961)
Loans, net of allowance	22,096,520	395,460	3.61%	22,712,297	463,344	4.10%
Total earning assets	44,043,854	598,753	2.77%	39,362,564	660,666	3.42%
Receivable on unsettled securities sales	726,039			3,836,209
Cash and other assets	5,483,570			4,540,052
Total assets	$50,253,463			$47,738,825
Liabilities and equity
Interest-bearing deposits:
Transaction	$21,462,436	$11,862	0.11%	$17,099,912	$45,178	0.53%
Savings	831,366	182	0.04%	610,245	210	0.07%
Time	1,961,329	6,231	0.64%	2,352,014	18,516	1.58%
Total interest-bearing deposits	24,255,131	18,275	0.15%	20,062,171	63,904	0.64%
Funds purchased and repurchase agreements	2,307,562	2,070	0.18%	4,816,213	12,880	0.54%
Other borrowings	3,500,953	6,358	0.37%	5,034,813	31,901	1.27%
Subordinated debentures	276,025	6,700	4.89%	275,940	7,172	5.23%
Total interest-bearing liabilities	30,339,671	33,403	0.22%	30,189,137	115,857	0.77%
Non-interest bearing demand deposits	12,753,715			10,361,090
Due on unsettled securities purchases	807,862			924,377
Other liabilities	1,050,157			1,274,430
Total equity	5,302,058			4,989,791
Total liabilities and equity	$50,253,463			$47,738,825
Tax-equivalent Net Interest Revenue		$565,350	2.55%		$544,809	2.65%
Tax-equivalent Net Interest Revenue to Earning Assets			2.61%			2.82%
Less tax-equivalent adjustment		4,621			5,345
Net Interest Revenue		560,729			539,464
Provision for credit losses		(60,000)			229,092
Other operating revenue		368,500			413,594
Other operating expense		586,936			564,593
Income before taxes		402,293			159,373
Federal and state income taxes		90,878			33,103
Net income		311,415			126,270
Net income (loss) attributable to non-controlling interests		(1,066)			(502)
Net income attributable to BOK Financial Corp. shareholders		$312,481			$126,772
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$4.50			$1.80
Diluted		$4.50			$1.80
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

Quarterly Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Three Months Ended
	June 30, 2021			March 31, 2021
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$659,312	$158	0.10%	$711,047	$174	0.10%
Trading securities	7,430,217	36,702	1.95%	6,963,617	35,969	2.06%
Investment securities, net of allowance	221,401	2,771	5.01%	237,313	2,893	4.88%
Available for sale securities	13,243,542	58,989	1.85%	13,433,767	58,680	1.84%
Fair value option securities	64,864	402	2.60%	104,662	496	1.95%
Restricted equity securities	208,692	1,751	3.36%	189,921	1,359	2.86%
Residential mortgage loans held for sale	218,200	1,569	2.91%	207,013	1,380	2.71%
Loans	22,167,089	195,871	3.54%	22,757,007	199,589	3.55%
Allowance for loan losses	(345,269)			(382,734)
Loans, net of allowance	21,821,820	195,871	3.60%	22,374,273	199,589	3.62%
Total earning assets	43,868,048	298,213	2.75%	44,221,613	300,540	2.78%
Receivable on unsettled securities sales	716,700			735,482
Cash and other assets	5,612,174			5,353,538
Total assets	$50,196,922			$50,310,633
Liabilities and equity
Interest-bearing deposits:
Transaction	$21,491,145	$5,539	0.10%	$21,433,406	$6,323	0.12%
Savings	872,618	96	0.04%	789,656	86	0.04%
Time	1,936,510	2,790	0.58%	1,986,425	3,441	0.70%
Total interest-bearing deposits	24,300,273	8,425	0.14%	24,209,487	9,850	0.17%
Funds purchased and repurchase agreements	1,790,490	722	0.16%	2,830,378	1,348	0.19%
Other borrowings	3,608,369	3,084	0.34%	3,392,346	3,274	0.39%
Subordinated debentures	276,034	3,353	4.87%	276,015	3,347	4.92%
Total interest-bearing liabilities	29,975,166	15,584	0.21%	30,708,226	17,819	0.24%
Non-interest bearing demand deposits	13,189,954			12,312,629
Due on unsettled securities purchases	701,495			915,410
Other liabilities	1,000,662			1,100,203
Total equity	5,329,645			5,274,165
Total liabilities and equity	$50,196,922			$50,310,633
Tax-equivalent Net Interest Revenue		$282,629	2.54%		$282,721	2.54%
Tax-equivalent Net Interest Revenue to Earning Assets			2.60%			2.62%
Less tax-equivalent adjustment		2,320			2,301
Net Interest Revenue		280,309			280,420
Provision for credit losses		(35,000)			(25,000)
Other operating revenue		191,446			177,054
Other operating expense		291,152			295,784
Income before taxes		215,603			186,690
Federal and state income taxes		48,496			42,382
Net income		167,107			144,308
Net income (loss) attributable to non-controlling interests		686			(1,752)
Net income attributable to BOK Financial Corp. shareholders		$166,421			$146,060
Earnings Per Average Common Share Equivalent:
Basic		$2.40			$2.10
Diluted		$2.40			$2.10
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

Three Months Ended
December 31, 2020			September 30, 2020			June 30, 2020
Average Balance	Revenue /Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate

$643,926	$158	0.10%	$553,070	$167	0.12%	$619,737	$112	0.07%
6,888,189	35,848	2.02%	1,834,160	8,766	1.92%	1,871,647	11,473	2.46%
251,863	3,071	4.88%	258,965	3,141	4.85%	268,947	3,210	4.77%
12,949,702	60,885	1.98%	12,580,850	62,433	2.11%	12,480,065	68,358	2.29%
122,329	671	2.27%	387,784	1,986	1.92%	786,757	4,110	2.00%
280,428	2,276	3.25%	144,415	913	2.53%	273,922	1,880	2.75%
229,631	1,549	2.75%	213,125	1,585	3.01%	288,588	2,140	3.10%
23,447,518	216,976	3.68%	24,110,463	218,125	3.60%	24,099,492	217,731	3.63%
(414,225)			(441,831)			(367,583)
23,033,293	216,976	3.75%	23,668,632	218,125	3.67%	23,731,909	217,731	3.69%
44,399,361	321,434	2.92%	39,641,001	297,116	3.04%	40,321,572	309,014	3.12%
1,094,198			4,563,301			4,626,307
4,893,605			4,727,453			4,809,152
$50,387,164			$48,931,755			$49,757,031

$20,718,390	$7,047	0.14%	$19,752,106	$8,199	0.17%	$18,040,170	$9,321	0.21%
737,360	87	0.05%	707,121	88	0.05%	656,669	84	0.05%
1,930,808	4,300	0.89%	2,251,012	6,371	1.13%	2,464,793	8,340	1.36%
23,386,558	11,434	0.19%	22,710,239	14,658	0.26%	21,161,632	17,745	0.34%
2,153,254	1,526	0.28%	2,782,150	1,199	0.17%	5,816,484	2,042	0.14%
5,193,656	5,453	0.42%	3,382,688	3,657	0.43%	3,527,303	4,954	0.56%
275,998	3,377	4.87%	275,980	3,395	4.89%	275,949	3,539	5.16%
31,009,466	21,790	0.28%	29,151,057	22,909	0.31%	30,781,368	28,280	0.37%
12,136,071			11,929,694			11,489,322
957,642			1,516,880			887,973
1,055,623			1,171,064			1,526,754
5,228,362			5,163,060			5,071,614
$50,387,164			$48,931,755			$49,757,031
	$299,644	2.64%		$274,207	2.73%		$280,734	2.75%
		2.72%			2.81%			2.83%
	2,414			2,457			2,630
	297,230			271,750			278,104
	(6,500)			—			135,321
	198,789			229,938			233,272
	302,672			297,044			295,966
	199,847			204,644			80,089
	45,138			50,552			15,803
	154,709			154,092			64,286
	485			58			(407)
	$154,224			$154,034			$64,693

	$2.21			$2.19			$0.92
	$2.21			$2.19			$0.92

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	June 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020

Interest revenue	$295,893	$298,239	$319,020	$294,659	$306,384
Interest expense	15,584	17,819	21,790	22,909	28,280
Net interest revenue	280,309	280,420	297,230	271,750	278,104
Provision for credit losses	(35,000)	(25,000)	(6,500)	—	135,321
Net interest revenue after provision for credit losses	315,309	305,420	303,730	271,750	142,783
Other operating revenue
Brokerage and trading revenue	29,408	20,782	39,506	69,526	62,022
Transaction card revenue	24,923	22,430	21,896	23,465	22,940
Fiduciary and asset management revenue	44,832	41,322	41,799	39,931	41,257
Deposit service charges and fees	25,861	24,209	24,343	24,286	22,046
Mortgage banking revenue	21,219	37,113	39,298	51,959	53,936
Other revenue	23,172	16,296	14,209	13,698	11,479
Total fees and commissions	169,415	162,152	181,051	222,865	213,680
Other gains, net	16,449	10,121	7,394	2,044	7,347
Gain (loss) on derivatives, net	18,820	(27,650)	(339)	2,354	21,885
Gain (loss) on fair value option securities, net	(1,627)	(1,910)	68	(754)	(14,459)
Change in fair value of mortgage servicing rights	(13,041)	33,874	6,276	3,441	(761)
Gain (loss) on available for sale securities, net	1,430	467	4,339	(12)	5,580
Total other operating revenue	191,446	177,054	198,789	229,938	233,272
Other operating expense
Personnel	172,035	173,010	176,198	179,860	176,235
Business promotion	2,744	2,154	3,728	2,633	1,935
Charitable contributions to BOKF Foundation	—	4,000	6,000	—	3,000
Professional fees and services	12,361	11,980	14,254	14,074	12,161
Net occupancy and equipment	26,633	26,662	27,875	28,111	30,675
Insurance	3,660	4,620	4,006	5,848	5,156
Data processing and communications	36,418	37,467	35,061	34,751	32,942
Printing, postage and supplies	4,285	3,440	3,805	3,482	3,502
Amortization of intangible assets	4,578	4,807	5,088	5,071	5,190
Mortgage banking costs	11,126	13,943	14,765	15,803	15,598
Other expense	17,312	13,701	11,892	7,411	9,572
Total other operating expense	291,152	295,784	302,672	297,044	295,966
Net income before taxes	215,603	186,690	199,847	204,644	80,089
Federal and state income taxes	48,496	42,382	45,138	50,552	15,803
Net income	167,107	144,308	154,709	154,092	64,286
Net income (loss) attributable to non-controlling interests	686	(1,752)	485	58	(407)
Net income attributable to BOK Financial Corporation shareholders	$166,421	$146,060	$154,224	$154,034	$64,693

Earnings per share:
Basic	$2.40	$2.10	$2.21	$2.19	$0.92
Diluted	$2.40	$2.10	$2.21	$2.19	$0.92
Average shares used in computation:
Basic	68,815,666	69,137,375	69,489,597	69,877,866	69,876,043
Diluted	68,817,442	69,141,710	69,493,050	69,879,290	69,877,467

PART II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings at Note 6 to the Consolidated Financial Statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1 to April 30, 2021	170,000	$88.70	170,000	2,596,187
May 1 to May 31, 2021	227,994	$88.82	227,994	2,368,193
June 1 to June 30, 2021	95,000	$89.14	95,000	2,273,193
Total	492,994		492,994
1On April 30, 2019, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock. As of June 30, 2021, the Company had repurchased 2,726,807 shares under this plan. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations and other factors.
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

Date:        August 4, 2021

/s/ Steven E. Nell
Steven E. Nell
Executive Vice President and
Chief Financial Officer

/s/ John C. Morrow
John C. Morrow
Senior Vice President and
Chief Accounting Officer