Form 10-Q
period 2021-09-30
BOK FINANCIAL CORP
filed 2021-11-03
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,596,764 shares of common stock ($.00006 par value) as of September 30, 2021.

BOK Financial Corporation
Form 10-Q
Quarter Ended September 30, 2021

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Performance Summary

BOK Financial Corporation (“the Company”) reported net income of $188.3 million or $2.74 per diluted share for the third quarter of 2021. Net income was $154.0 million or $2.19 per diluted share for the third quarter of 2020 and $166.4 million or $2.40 per diluted share for the second quarter of 2021. Continued improvement in credit quality metrics and lower loan balances coupled with strength in commodity prices and a continued optimistic outlook for growth in gross domestic product and the labor markets resulted in a $23.0 million negative provision for expected credit losses in the third quarter of 2021. A $35.0 million negative provision for expected credit losses was recorded in the second quarter of 2021 and no provision for expected credit losses was recorded in the third quarter of 2020.

Pre-provision net revenue ("PPNR"), a non-GAAP measure, was $219.4 million for the third quarter of 2021 compared to $204.6 million for the third quarter of 2020. A $31.1 million gain on sale of an alternative investment and reduced operating expenses during the third quarter of 2021 were partially offset by a $25.7 million decrease in mortgage banking revenue. PPNR improved $39.5 million over the second quarter of 2021 largely due to growth in much of our fee-based business, led by brokerage and trading and mortgage banking revenues.

Highlights of the third quarter of 2021 included:

•Net interest revenue totaled $280.2 million, an increase of $8.5 million over the third quarter of 2020. Average earning assets were $43.0 billion for the third quarter of 2021 compared to $39.6 billion for the third quarter of 2020, largely driven by growth in trading securities. Net interest margin was 2.66 percent for the third quarter of 2021 compared to 2.81 percent for the third quarter of 2020, largely due to a shift in earning asset mix and investment of cash flows received from maturities in the available for sale securities portfolio at lower current market rates. Net interest revenue was consistent with the second quarter of 2021. Net interest margin increased 6 basis points.
•Fees and commissions revenue totaled $190.4 million, a decrease of $32.4 million compared to the third quarter of 2020. Mortgage banking revenue decreased $25.7 million due to a combination of lower mortgage production volume and margin compression. Brokerage and trading revenue decreased $21.6 million, largely due to a shift from trading revenue to net interest revenue on trading securities. These decreases were partially offset by growth in fiduciary and asset management revenue, operating revenue from repossessed oil and gas assets and deposit service charges. Fees and commissions revenue increased $21.0 million compared to the second quarter of 2021, including an $11.1 million increase in trading revenue due to higher margin market opportunities and a $5.1 million increase in customer hedging revenue, primarily attributed to energy customers. Mortgage banking revenue also increased $5.1 million.
•Other operating expense totaled $291.3 million, a decrease of $5.8 million compared to the third quarter of 2020. Personnel expense decreased $4.0 million, due to a reduction in incentive compensation expense. Non-personnel expense decreased $1.8 million compared to the third quarter of 2020 as lower mortgage banking costs and FDIC insurance expense were largely offset by increased data processing and communications expense and operating expenses on repossessed oil and gas properties. Operating expense was consistent with the second quarter of 2021 as a $3.8 million increase in personnel expense was offset by a $3.7 million decrease in non-personnel expense, primarily due to a reduction of expenses related to oil and gas properties sold during the quarter.
•Period-end outstanding loan balances totaled $20.3 billion at September 30, 2021, a decrease of $1.1 billion compared to June 30, 2021. Loans originated as part of the Small Business Administration's Paycheck Protection Program ("PPP") decreased $586 million to $536 million. The remaining decrease was primarily attributed to paydowns of commercial energy loans and commercial real estate loans. Average loan balances decreased $1.3 billion compared to the prior quarter to $20.8 billion.
•The combined allowance for credit losses totaled $306 million or 1.54 percent of outstanding loans, excluding PPP loans, at September 30, 2021. The combined allowance for credit losses was $336 million or 1.66 percent of outstanding loans, excluding PPP loans, at June 30, 2021.

•Nonperforming assets not guaranteed by U.S. government agencies decreased $66 million compared to June 30, 2021. Potential problem loans decreased $51 million while other loans especially mentioned increased $4.6 million. Net charge-offs were $7.8 million or 0.16 percent of average loans on an annualized basis for the third quarter of 2021, excluding PPP loans. Net charge-offs were 0.26 percent of average loans, excluding PPP loans, over the last four quarters. Net charge-offs were $15.4 million or 0.30 percent of average loans on an annualized basis for the second quarter of 2021, excluding PPP loans.
•Period-end deposits were $38.5 billion at September 30, 2021, a $1.1 billion increase compared to June 30, 2021. Average deposits increased $344 million, including a $481 million increase in demand deposits and a $137 million decrease in interest bearing deposits. Clients continued to maintain higher deposit balances during this period of economic uncertainty.
•The common equity Tier 1 capital ratio at September 30, 2021 was 12.26 percent. Other regulatory capital ratios were Tier 1 capital ratio, 12.29 percent, total capital ratio, 13.38 percent, and leverage ratio, 8.77 percent. At June 30, 2021, the common equity Tier 1 capital ratio was 11.95 percent, the Tier 1 capital ratio was 12.01 percent, total capital ratio was 13.61 percent, and leverage ratio was 8.58 percent.
•The Company repurchased 478,141 shares of common stock at an average price of $85.00 per share in the third quarter of 2021 and 492,994 shares at an average price of $88.84 in the second quarter of 2021. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.
•On August 23, 2021, the Company exercised its option to redeem all $150 million of its 5.375 percent Subordinated Notes using existing capital. The repayment of the Notes resulted in a realized loss on extinguishment of debt of $5.2 million. Redemption of the Notes will reduce annual interest expense by approximately $8.0 million.
•The Company paid a regular cash dividend of $35.7 million or $0.52 per common share during the third quarter of 2021. On November 2, 2021, the board of directors approved an increase in the quarterly cash dividend to $0.53 per common share payable on or about November 24, 2021 to shareholders of record as of November 15, 2021.

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

Tax-equivalent net interest revenue totaled $282.4 million for the third quarter of 2021 and $274.2 million for the third quarter of 2020. Net interest revenue increased $4.0 million from growth in average earning assets and $4.2 million from changes in interest rates. Table 1 shows the effect on net interest revenue from changes in average balances and interest rates for various types of earning assets and interest-bearing liabilities.

Net interest margin was 2.66 percent for the third quarter of 2021, compared to 2.81 percent for the third quarter of 2020. The tax-equivalent yield on earning assets was 2.78 percent, a decrease of 26 basis points. The available for sale securities portfolio yield decreased 31 basis points to 1.80 percent as principal cash flows received from maturities of the available for sale securities portfolio continue to be reinvested at lower current market rates. Loan yields increased 8 basis points to 3.68 percent, largely due to increased non-use fees related to lower credit line utilization. As discussed in the Management's Discussion and Analysis - Loan section following, $15.1 million of deferred PPP loans fees remain to be recognized in future periods. The yield on trading securities increased 12 basis points to 2.04 percent. The yield on fair value option securities was up 70 basis points to 2.62 percent.

Funding costs decreased 12 basis points compared to the third quarter of 2020. The cost of other borrowed funds decreased 1 basis point and the cost of interest-bearing deposits decreased 13 basis points. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 7 basis points for the third quarter of 2021, a decrease of 1 basis point compared to the third quarter of 2020.
Average earning assets for the third quarter of 2021 increased $3.3 billion or 8 percent over the third quarter of 2020. This increase was largely due to growth in our trading of U.S. government issued mortgage-backed securities and the expansion of the available for sale securities portfolio, partially offset by a decrease in loans and fair value option securities. Average trading securities increased $5.8 billion. The average balance of available for sale securities, which consists largely of residential and commercial mortgage-backed securities guaranteed by U.S. government agencies, increased $865 million. We purchase securities to supplement earnings and to manage interest rate risk. Average loans, net of allowance for loan losses, decreased $3.3 billion, largely due to purposeful deleveraging by our customers as borrowers continue to pay down during this time of economic uncertainty combined with the reduction in PPP loans. Fair value option securities that we hold as an economic hedge against changes in the fair value of mortgage servicing rights decreased $331 million.

Average deposits increased $3.2 billion compared to the third quarter of 2020. Deposit growth is largely due to customers retaining elevated balances in the current economic environment, supplemented by the most recent government stimulus payments. Interest-bearing deposits increased $1.5 billion while demand deposit balances increased $1.7 billion. Other borrowed funds decreased $2.2 billion.
Tax-equivalent net interest revenue was $282.4 million, largely unchanged compared to the second quarter of 2021. Net interest margin was 2.66 percent compared to 2.60 percent in the second quarter of 2021.
Average earning assets decreased $892 million compared to the second quarter of 2021. Average loan balances decreased $1.3 billion, primarily from the payoff of PPP loans combined with energy and commercial real estate loan paydowns. Available for sale securities increased $203 million. Average trading securities grew by $187 million. Other borrowed funds decreased $1.4 billion.
The yield on average earning assets was 2.78 percent, a 3 basis point increase from the prior quarter. The loan portfolio yield increased 14 basis points to 3.68 percent, largely due to non-use fees related to lower credit line utilization. The yield on the available for sale securities portfolio decreased 5 basis points to 1.80 percent.

Funding costs were 0.19 percent, down 2 basis points. The cost of interest bearing deposits decreased 1 basis point to 0.13 percent. The cost of other borrowed funds was down 2 basis points to 0.30 percent. The cost of subordinated debentures decreased 24 basis points due to the redemption of $150 million in the third quarter. The benefit to net interest margin from assets funded by non-interest liabilities was 7 basis points for the third quarter of 2021, an increase of 1 basis point compared to the prior quarter.
Our overall objective is to manage the Company’s balance sheet to be relatively neutral to changes in interest rates as is further described in the Market Risk section of this report. Approximately 74% of our commercial and commercial real estate loan portfolios are either variable rate or fixed rate that will reprice within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that reprice more slowly than the loans. The result is a balance sheet that would be asset sensitive, which means that assets generally reprice more quickly than liabilities. One of the strategies that we use to manage toward a relative rate-neutral position is to purchase fixed rate residential mortgage-backed securities issued primarily by U.S. government agencies and fund them with market-rate-sensitive liabilities. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also may use derivative instruments to manage our interest rate risk.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

Table 1 -- Volume/Rate Analysis
(In thousands)

	Three Months Ended Sept. 30, 2021 / 2020			Nine Months Ended Sept. 30, 2021 / 2020
		Change Due To1			Change Due To1
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$78	$45	$33	$(2,095)	$151	$(2,246)
Trading securities	30,240	28,907	1,333	79,583	92,699	(13,116)
Investment securities	(401)	(486)	85	(1,285)	(1,546)	261
Available for sale securities	(5,042)	4,763	(9,805)	(25,459)	17,156	(42,615)
Fair value option securities	(1,644)	(2,060)	416	(16,564)	(16,228)	(336)
Restricted equity securities	652	643	9	(4,012)	(2,110)	(1,902)
Residential mortgage loans held for sale	(311)	(335)	24	(625)	(229)	(396)
Loans	(25,008)	(29,734)	4,726	(92,892)	(41,589)	(51,303)
Total tax-equivalent interest revenue	(1,436)	1,743	(3,179)	(63,349)	48,304	(111,653)
Interest expense:
Transaction deposits	(3,197)	754	(3,951)	(36,513)	6,435	(42,948)
Savings deposits	8	24	(16)	(20)	85	(105)
Time deposits	(3,804)	(842)	(2,962)	(16,089)	(3,063)	(13,026)
Funds purchased and repurchase agreements	(477)	(629)	152	(11,287)	(5,029)	(6,258)
Other borrowings	(1,313)	(854)	(459)	(26,856)	(7,025)	(19,831)
Subordinated debentures	(890)	(733)	(157)	(1,362)	(776)	(586)
Total interest expense	(9,673)	(2,280)	(7,393)	(92,127)	(9,373)	(82,754)
Tax-equivalent net interest revenue	8,237	4,023	4,214	28,778	57,677	(28,899)
Change in tax-equivalent adjustment	(240)			(964)
Net interest revenue	$8,477			$29,742
1    Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $229.8 million for the third quarter of 2021, consistent with the third quarter of 2020. Mortgage production revenue was negatively impacted by a decline in mortgage production volumes and margin compression. Brokerage and trading revenue decreased, largely due to a shift from trading revenue to interest income from trading securities.

Other operating revenue increased $38.4 million compared to the second quarter of 2021. Higher margin market opportunities and increased customer hedging combined to grow brokerage and trading revenue by $18.5 million. Other gains, net, which consist primarily of gains and losses on repossessed assets and alternative investments, increased $14.6 million over the previous quarter. A gain on sale of an alternative investment was partially offset by subordinated debt extinguishment costs and a loss on the sale of a repossessed oil and gas property.

Table 2 – Other Operating Revenue
(In thousands)

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended June 30, 2021	Increase (Decrease)	% Increase (Decrease)
	2021	2020
Brokerage and trading revenue	$47,930	$69,526	$(21,596)	(31)%	$29,408	$18,522	63%
Transaction card revenue	24,632	23,465	1,167	5%	24,923	(291)	(1)%
Fiduciary and asset management revenue	45,248	39,931	5,317	13%	44,832	416	1%
Deposit service charges and fees	27,429	24,286	3,143	13%	25,861	1,568	6%
Mortgage banking revenue	26,286	51,959	(25,673)	(49)%	21,219	5,067	24%
Other revenue	18,896	13,698	5,198	38%	23,172	(4,276)	(18)%
Total fees and commissions revenue	190,421	222,865	(32,444)	(15)%	169,415	21,006	12%
Other gains, net	31,091	2,044	29,047	N/A	16,449	14,642	N/A
Gain (loss) on derivatives, net	(5,760)	2,354	(8,114)	N/A	18,820	(24,580)	N/A
Loss on fair value option securities, net	(120)	(754)	634	N/A	(1,627)	1,507	N/A
Change in fair value of mortgage servicing rights	12,945	3,441	9,504	N/A	(13,041)	25,986	N/A
Gain (loss) on available for sale securities, net	1,255	(12)	1,267	N/A	1,430	(175)	N/A
Total other operating revenue	$229,832	$229,938	$(106)	—%	$191,446	$38,386	20%

Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 40 percent of total revenue for the third quarter of 2021, excluding provision for credit losses and gains and losses on other assets, securities and derivatives and the change in the fair value of mortgage servicing rights. We believe that a variety of fee revenue sources provides an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. As an example of this strength, many of the economic factors such as rising interest rates resulting in growth in net interest revenue or fiduciary and asset management revenue may also decrease mortgage banking production volumes and related trading. We expect growth in other operating revenue to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, including the recent impact of the COVID-19 pandemic, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and Trading Revenue

Brokerage and trading revenue, which includes revenues from trading, customer hedging, retail brokerage and investment banking, decreased $21.6 million or 31 percent compared to the third quarter of 2020.

Trading revenue includes net realized and unrealized gains and losses primarily related to sales of residential mortgage-backed securities guaranteed by U.S. government agencies and related derivative instruments that enable our mortgage banking customers to manage their production risk. Trading revenue also includes net realized and unrealized gains and losses on municipal securities and other financial instruments that we sell to institutional customers, along with changes in the fair value of financial instruments we hold as economic hedges against market risk of our trading securities. Trading revenue was $24.1 million for the third quarter of 2021, a $22.8 million or 49 percent decrease compared to the third quarter of 2020, primarily due to a shift from fee revenue to net interest revenue on trading securities. See additional discussion in "Lines of Business" section of Management's Discussion and Analysis.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue totaled $6.9 million for the third quarter of 2021, a $1.7 million or 20 percent decrease compared to the third quarter of 2020, primarily attributed to energy customers. Customer hedging revenue includes credit valuation adjustments of the fair value of derivatives to reflect the risk of counterparty default.

Revenue earned from retail brokerage transactions totaled $4.9 million for the third quarter of 2021, an increase of $1.1 million compared to the third quarter of 2020 due to increased trading activity.

Investment banking, which includes fees earned upon completion of underwriting, financial advisory services and loan syndication fees, totaled $9.0 million for the third quarter of 2021, an increase of $1.9 million or 27 percent compared to the third quarter of 2020, related to the timing and volume of completed transactions.
Brokerage and trading revenue increased $18.5 million compared to the previous quarter. Higher margin market opportunities led to an $11.1 million increase in trading revenue. Customer hedging revenue increased $5.1 million, primarily attributed to energy customers. Investment banking revenue increased $1.9 million, largely due to the timing of financial advisory fees.

Transaction Card Revenue

Transaction card revenue totaled $24.6 million for the third quarter of 2021, an increase of $1.2 million over the third quarter of 2020, largely due to stimulus measures and the broader reopening of the U.S. economy. Transaction card revenue for the third quarter of 2021 was relatively consistent with the prior quarter.
Fiduciary and Asset Management Revenue

Fiduciary and asset management revenue is earned through managing or holding of assets for customers and executing transactions or providing related services. Approximately 90 percent of fiduciary and asset management revenue is primarily based on the fair value of assets. Rates applied to asset values vary based on the nature of the relationship. Fiduciary relationships and managed asset relationships generally have higher fee rates than non-fiduciary and/or managed relationships. Fiduciary and asset management revenue increased $5.3 million or 13 percent compared to the third quarter of 2020. An increase in trust and managed account fees from higher client asset balances was partially offset by a decrease in mutual fund fees as the low rate environment has put pressure on our mutual fund revenue streams. We had approximately $2.9 million in fee waivers during the third quarter of 2021 compared to approximately $1.7 million in the third quarter of 2020. We have voluntarily waived certain administration fees on the Cavanal Hill money market funds in order to maintain positive yields on these funds in the current short-term interest rate environment. Fiduciary and asset management revenue was up slightly compared to the second quarter of 2021 as growth in trust and managed account fees from higher client asset balances more than offset the decrease from seasonal tax preparation fees earned in the second quarter.

A distribution of assets under management or administration and related fiduciary and asset management revenue follows:

Table 3 -- Assets Under Management or Administration
(In thousands)

	Three Months Ended
	September 30, 2021			September 30, 2020			June 30, 2021
	Balance	Revenue[1]	Margin[2]	Balance	Revenue[1]	Margin[2]	Balance	Revenue[1]	Margin[2]
Managed fiduciary assets:
Personal	$12,259,320	$28,176	0.92%	$10,238,728	$23,008	0.90%	$11,973,758	$28,634	0.96%
Institutional	16,589,660	7,675	0.19%	14,210,768	6,572	0.18%	16,339,627	7,257	0.18%
Total managed fiduciary assets	28,848,980	35,851	0.50%	24,449,496	29,580	0.48%	28,313,385	35,891	0.51%

Non-managed assets:
Fiduciary	31,648,595	6,070	0.08%	24,438,017	9,904	0.16%	30,341,404	6,643	0.09%
Non-fiduciary	19,187,028	3,327	0.07%	16,794,986	447	0.01%	19,480,250	2,298	0.05%
Safekeeping and brokerage assets under administration	19,158,186	—	—%	16,737,433	—	—%	18,497,709	—	—%
Total non-managed assets	69,993,809	9,397	0.05%	57,970,436	10,351	0.07%	68,319,363	8,941	0.05%

Total assets under management or administration	$98,842,789	$45,248	0.18%	$82,419,932	$39,931	0.19%	$96,632,748	$44,832	0.19%
1    Fiduciary and asset management revenue includes asset-based and other fees associated with the assets.
2    Annualized revenue divided by period-end balance.

A summary of changes in assets under management or administration for the three months ended September 30, 2021 and 2020 follows:

Table 4 -- Changes in Assets Under Management or Administration
(In thousands)

	Three Months Ended September 30,
	2021	2020
Beginning balance	$96,632,748	$79,452,502
Net inflows (outflows)	1,551,832	287,132
Net change in fair value	658,209	2,680,298
Ending balance	$98,842,789	$82,419,932

Assets under management as of September 30, 2021 consist of 41 percent fixed income, 39 percent equities, 12 percent cash, and 8 percent alternative investments.

Deposit Service Charges and Fees

Deposit service charges and fees increased $3.1 million compared to the third quarter of 2020 and $1.6 million over the second quarter of 2021. Commercial accounts where lower earnings credit rates caused by the low interest rate environment have resulted in higher service charges and consumer activity has increased following the pandemic shut downs.

Mortgage Banking Revenue

Mortgage banking revenue decreased $25.7 million or 49 percent compared to the third quarter of 2020. Mortgage loan production volume decreased $431 million or 41 percent largely due to industry-wide housing inventory constraints and overall market conditions. Production revenue as a percentage of production volume, which includes unrealized gains and losses on our mortgage commitment pipeline and related hedges, was 2.50 percent in the third quarter of 2021, 117 basis points lower than the third quarter of 2020.

Mortgage banking revenue increased $5.1 million or 24 percent over the second quarter of 2021. While mortgage production volume decreased $28 million to $615 million, production revenue as a percentage of production volume increased 95 basis points.

Table 5 – Mortgage Banking Revenue
(In thousands)

	Three Months Ended September 30,		Increase (Decrease)		% Increase (Decrease)	Three Months Ended June 30, 2021	Increase (Decrease)		% Increase (Decrease)
	2021	2020
Mortgage production revenue	$15,403	$38,431	$(23,028)		(60)%	$10,004	$5,399		54%

Mortgage loans funded for sale	$652,336	$1,032,472				$754,893
Add: Current period end outstanding commitments	239,066	560,493				276,154
Less: Prior period end outstanding commitments	276,154	546,304				387,465
Total mortgage production volume	$615,248	$1,046,661	$(431,413)		(41)%	$643,582	$(28,334)		(4)%

Mortgage loan refinances to mortgage loans funded for sale	48%	54%	(600)	bps		48%	—	bps
Realized margin on funded mortgage loans	2.48%	3.52%	(104)	bps		2.75%	(27)	bps
Production revenue as a percentage of production volume	2.50%	3.67%	(117)	bps		1.55%	95	bps
Primary mortgage interest rates:
Average	2.87%	2.95%	(8)	bps		3.00%	(13)	bps
Period end	3.01%	2.90%	11	bps		3.02%	(1)	bps

Mortgage servicing revenue	$10,883	$13,528	$(2,645)		(20)%	$11,215	$(332)		(3)%
Average outstanding principal balance of mortgage loans serviced for others	14,899,306	17,434,215	(2,534,909)		(15)%	15,065,173	(165,867)		(1)%

Average mortgage servicing revenue rates	0.29%	0.31%	(2)	bp		0.30%	(1)	bp

Primary rates disclosed in Table 5 above represent rates generally available to borrowers on 30 year conforming mortgage loans.
Other Revenue

Other revenue increased $5.2 million over the third quarter of 2020, primarily due to higher production revenue from repossessed oil and gas properties; however, this was partially offset by increased operating expenses on these properties. Other revenue decreased $4.3 million compared to the second quarter of 2021 due to the sale of a repossessed oil and gas property which resulted in lower operating revenue and expenses.

Net gains on other assets, securities and derivatives

Other gains, net increased $29.0 million compared to the third quarter of 2020 and $14.6 million over the second quarter of 2021. The sale of an alternative investment resulted in a $31.1 million gain, net of non-controlling interest, which was partially offset by a $5.2 million loss on the extinguishment of subordinated debentures and a $3.9 million loss on the sale of a repossessed oil and gas asset. The prior quarter included net gain on oil and gas repossessed assets.

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

Table 6 - Gain (Loss) on Mortgage Servicing Rights
(In thousands)

	Three Months Ended
	Sept. 30, 2021	June 30, 2021	Sept. 30, 2020
Gain (loss) on mortgage hedge derivative contracts, net	$(5,829)	$18,764	$2,295
Loss on fair value option securities, net	(120)	(1,627)	(754)
Gain (loss) on economic hedge of mortgage servicing rights, net	(5,949)	17,137	1,541
Gain (loss) on change in fair value of mortgage servicing rights	12,945	(13,041)	3,441
Gain on changes in fair value of mortgage servicing rights, net of economic hedges included in other operating revenue	6,996	4,096	4,982
Net interest revenue on fair value option securities[1]	286	341	1,565
Total economic benefit of changes in the fair value of mortgage servicing rights, net of economic hedges	$7,282	$4,437	$6,547
1    Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Other Operating Expense

Other operating expense for the third quarter of 2021 totaled $291.3 million, a decrease of $5.8 million compared to the third quarter of 2020 and consistent with the second quarter of 2021.

Table 7 – Other Operating Expense
(In thousands)

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended June 30, 2021	Increase (Decrease)	% Increase (Decrease)
	2021	2020
Regular compensation	$95,808	$96,703	$(895)	(1)%	$96,081	$(273)	—%
Incentive compensation:
Cash-based	54,437	49,484	4,953	10%	45,668	8,769	19%
Share-based	1,272	9,596	(8,324)	(87)%	251	1,021	(407)%
Deferred compensation	1,549	2,450	(901)	N/A	3,906	(2,357)	N/A
Total incentive compensation	57,258	61,530	(4,272)	(7)%	49,825	7,433	15%
Employee benefits	22,797	21,627	1,170	5%	26,129	(3,332)	(13)%
Total personnel expense	175,863	179,860	(3,997)	(2)%	172,035	3,828	2%
Business promotion	4,939	2,633	2,306	88%	2,744	2,195	80%
Professional fees and services	12,436	14,074	(1,638)	(12)%	12,361	75	1%
Net occupancy and equipment	28,395	28,111	284	1%	26,633	1,762	7%
Insurance	3,712	5,848	(2,136)	(37)%	3,660	52	1%
Data processing and communications	38,371	34,751	3,620	10%	36,418	1,953	5%
Printing, postage and supplies	3,558	3,482	76	2%	4,285	(727)	(17)%
Amortization of intangible assets	4,488	5,071	(583)	(12)%	4,578	(90)	(2)%
Mortgage banking costs	8,962	15,803	(6,841)	(43)%	11,126	(2,164)	(19)%
Other expense	10,553	7,411	3,142	42%	17,312	(6,759)	(39)%
Total other operating expense	$291,277	$297,044	$(5,767)	(2)%	$291,152	$125	—%

Average number of employees (full-time equivalent)	4,794	4,926	(132)	(3)%	4,817	(23)	—%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense

Personnel expense decreased $4.0 million compared to the third quarter of 2020. Incentive compensation decreased $4.3 million. Share-based compensation expense decreased $8.3 million based on changes in assumptions of certain performance-based equity awards. This was partially offset by a $5.0 million increase in cash based incentive compensation expense related to strong revenue growth. Employee benefits increased $1.2 million primarily due to increased healthcare costs.
Personnel expense increased $3.8 million over the second quarter of 2021. Cash based incentive compensation expense increased $8.8 million, primarily in relation to increased trading revenue. Deferred compensation expense, which is largely offset by a decrease in the value of related investments included in Other gains (losses), net, decreased $2.4 million. Employee benefits expense decreased $3.3 million due to reduced payroll taxes and employee healthcare costs.

Non-personnel operating expense

Non-personnel operating expense decreased $1.8 million compared to the third quarter of 2020. Mortgage banking costs decreased $6.8 million, due to a decrease in accruals related to default servicing and loss mitigation costs on loans serviced for others combined with a decrease in prepayments. Expense associated with FDIC insurance decreased $2.1 million as the Company's risk profile and liquidity improved. Professional fees and services expense decreased $1.6 million. These expense decreases were offset by a $3.6 million increase in data processing and communications expense, primarily due to continued investment in technology upgrades, an increase of $3.1 million in other expense, largely due to operating expenses on repossessed oil and gas properties, and a $2.3 million increase in business promotion expense.
Non-personnel expense decreased $3.7 million compared to the second quarter of 2021. Other expense decreased $6.8 million as a result of lower operating expenses on repossessed assets. Mortgage banking costs decreased $2.2 million due to slower repayments. These decreases were partially offset by a $2.2 million increase in business promotion costs, a $2.0 million increase in data processing and communications expense and a $1.8 million increase in occupancy and equipment expense.
Income Taxes

The effective tax rate was 22.4 percent for the third quarter of 2021, 24.7 percent for the third quarter of 2020 and 22.5 percent for the second quarter of 2021. The effective rate for the third quarter of 2020 was higher compared to third quarter of 2021, primarily due to an increase in forecasted pre-tax income for third quarter of 2020 and the completion of 2019 tax returns. Income tax expense for the third quarter of 2021 increased $5.6 million compared to the second quarter of 2021, primarily due to the increase in net income before tax for the third quarter of 2021.
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

As shown in Table 8, net income attributable to our lines of business increased $23.4 million compared to the third quarter of 2020. Net interest revenue increased by $10.5 million compared to the prior year, primarily driven by the shift from fee revenue to net interest revenue on trading securities. Net charge-offs decreased $19.0 million compared to the third quarter of 2020. Other operating revenue increased by $3.8 million. An increase in other gains (losses), net, primarily from the $31.1 million gain recognized on the sale of an alternative investment, positively impacted other operating revenue. This was partially offset by a $25.6 million decrease in mortgage banking revenue. Operating expense decreased $3.7 million compared to the third quarter of 2020, mainly from reduced mortgage banking costs in Consumer Banking.

Net interest revenue increased $8.4 million compared to the second quarter of 2021, primarily due to favorable costs on funds borrowed from the Funds Management unit. Other operating revenue increased $52.7 million. Growth in our fee-based business, led by brokerage and trading and mortgage banking revenues, was supplemented by the gain on sale of a merchant banking alternative investment in the third quarter of 2021. Net income attributable to our Funds Management unit was positively impacted by lower interest rates on the transfer pricing of funds provided by the operating segments.

Table 8 -- Net Income by Line of Business
(In thousands)

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended June 30, 2021	Increase (Decrease)	% Increase (Decrease)
	2021	2020
Commercial Banking	$102,694	$75,097	$27,597	37%	$72,632	$30,062	41%
Consumer Banking	12,432	26,855	(14,423)	(54)%	1,698	10,734	632%
Wealth Management	41,406	31,212	10,194	33%	31,061	10,345	33%
Subtotal	156,532	133,164	23,368	18%	105,391	51,141	49%
Funds Management and other	31,790	20,870	10,920	N/A	61,030	(29,240)	N/A
Total	$188,322	$154,034	$34,288	22%	$166,421	$21,901	13%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Commercial Banking

Commercial Banking contributed $102.7 million to consolidated net income in the third quarter of 2021, an increase of $27.6 million or 37 percent compared to the third quarter of 2020. Other gains, net, increased $34.1 million, primarily from the gain recognized on the sale of a merchant banking alternative investment in the third quarter of 2021.

Table 9 -- Commercial Banking
(Dollars in thousands)

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended June 30, 2021	Increase (Decrease)	% Increase (Decrease)
	2021	2020
Net interest revenue from external sources	$150,211	$173,248	$(23,037)	(13)%	$151,942	$(1,731)	(1)%
Net interest expense from internal sources	(16,107)	(23,302)	7,195	(31)%	(21,041)	4,934	(23)%
Total net interest revenue	134,104	149,946	(15,842)	(11)%	130,901	3,203	2%
Net loans charged off	2,807	22,599	(19,792)	(88)%	16,268	(13,461)	(83)%
Net interest revenue after net loans charged off	131,297	127,347	3,950	3%	114,633	16,664	15%

Fees and commissions revenue	56,452	50,085	6,367	13%	63,368	(6,916)	(11)%
Other gains, net	36,059	1,936	34,123	N/A	1,901	34,158	N/A
Other operating revenue	92,511	52,021	40,490	78%	65,269	27,242	42%

Personnel expense	41,942	40,963	979	2%	39,848	2,094	5%
Non-personnel expense	26,359	25,883	476	2%	31,503	(5,144)	(16)%
Other operating expense	68,301	66,846	1,455	2%	71,351	(3,050)	(4)%

Net direct contribution	155,507	112,522	42,985	38%	108,551	46,956	43%
Gain on financial instruments, net	44	38	6	N/A	34	10	N/A
Gain (loss) on repossessed assets, net	(3,945)	(4,332)	387	N/A	3,565	(7,510)	N/A
Corporate expense allocations	11,769	5,172	6,597	128%	12,512	(743)	(6)%
Income before taxes	139,837	103,056	36,781	36%	99,638	40,199	40%
Federal and state income tax	37,143	27,959	9,184	33%	27,006	10,137	38%
Net income	$102,694	$75,097	$27,597	37%	$72,632	$30,062	41%

Average assets	$28,474,182	$28,000,183	$473,999	2%	$28,160,594	$313,588	1%
Average loans	16,588,875	18,677,401	(2,088,526)	(11)%	16,981,888	(393,013)	(2)%
Average deposits	17,881,673	15,375,450	2,506,223	16%	17,049,772	831,901	5%
Average invested capital	2,091,844	2,230,707	(138,863)	(6)%	2,156,566	(64,722)	(3)%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Net interest revenue decreased $15.8 million compared to the third quarter of 2020, primarily due to reduced loan balances. Net loans charged-off decreased $19.8 million.

Fees and commissions revenue increased $6.4 million or 13 percent while operating expenses increased $1.5 million or 2 percent. An increase in production revenue from repossessed oil and gas properties of $2.8 million was partially offset by an increase in related operating expenses. Deposit service charges and fees and transaction card revenues were also up over the third quarter of 2020. Corporate expense allocations increased $6.6 million or 128 percent compared to the prior year.

The average outstanding balance of loans attributed to Commercial Banking decreased $2.1 billion or 11 percent compared to the third quarter of 2020 to $16.6 billion. See the Loans section of Management’s Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans, which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking were $17.9 billion for the third quarter of 2021, a $2.5 billion or 16 percent increase over the third quarter of 2020. Continued deposit growth is primarily due to higher balance retention by customers in the current economic environment. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of change.

Net interest revenue increased $3.2 million over the second quarter of 2021, primarily due to favorable yields on deposits sold to our Funds Management unit. Fees and commissions revenue decreased $6.9 million and operating expense decreased $3.1 million or 4 percent compared to the second quarter of 2021. A decrease in operating revenue from repossessed oil and gas assets due to the sale of a property was partially offset by a decrease in related operating expenses. The property sale resulted in a net loss on repossessed assets of $3.9 million in the third quarter of 2021. Net gain (loss) on repossessed assets in the second quarter of 2021 included a $7.3 million gain on sale of repossessed oil and gas assets, partially offset by an impairment of an oil and gas property.

Average loan balances decreased $393 million or 2 percent and average customer deposits increased $832 million or 5 percent over the second quarter of 2021.

Consumer Banking

Consumer Banking provides retail banking services through four primary distribution channels: traditional branches, the 24-hour ExpressBank call center, Internet banking and mobile banking. Consumer Banking also conducts mortgage banking activities through offices located outside of our Consumer Banking markets.

Consumer Banking contributed $12.4 million to consolidated net income for the third quarter of 2021, a decrease of $14.4 million compared to the third quarter of 2020, largely due to lower mortgage production volumes and compression of production revenue as a percentage of production volume combined with lower spreads on deposits sold to our Funds Management unit.

Table 10 -- Consumer Banking
(Dollars in thousands)

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended June 30, 2021	Increase (Decrease)	% Increase (Decrease)
	2021	2020
Net interest revenue from external sources	$16,967	$15,821	$1,146	7%	$17,552	$(585)	(3)%
Net interest revenue from internal sources	10,255	17,309	(7,054)	(41)%	7,393	2,862	39%
Total net interest revenue	27,222	33,130	(5,908)	(18)%	24,945	2,277	9%
Net loans charged off	928	79	849	1,075%	425	503	118%
Net interest revenue after net loans charged off	26,294	33,051	(6,757)	(20)%	24,520	1,774	7%

Fees and commissions revenue	44,405	67,974	(23,569)	(35)%	37,714	6,691	18%
Other losses, net	(4)	(166)	162	N/A	—	(4)	N/A
Other operating revenue	44,401	67,808	(23,407)	(35)%	37,714	6,687	18%

Personnel expense	21,284	22,794	(1,510)	(7)%	21,108	176	1%
Non-personnel expense	28,199	36,361	(8,162)	(22)%	31,345	(3,146)	(10)%
Total other operating expense	49,483	59,155	(9,672)	(16)%	52,453	(2,970)	(6)%

Net direct contribution	21,212	41,704	(20,492)	(49)%	9,781	11,431	117%
Gain (loss) on financial instruments, net	(5,949)	1,540	(7,489)	N/A	17,137	(23,086)	N/A
Change in fair value of mortgage servicing rights	12,945	3,441	9,504	N/A	(13,041)	25,986	N/A
Gain on repossessed assets, net	—	41	(41)	N/A	—	—	N/A
Corporate expense allocations	11,516	10,691	825	8%	11,599	(83)	(1)%
Income before taxes	16,692	36,035	(19,343)	(54)%	2,278	14,414	633%
Federal and state income tax	4,260	9,180	(4,920)	(54)%	580	3,680	634%
Net income	$12,432	$26,855	$(14,423)	(54)%	$1,698	$10,734	632%

Average assets	$10,083,593	$9,898,112	$185,481	2%	$10,087,488	$(3,895)	—%
Average loans	1,763,705	1,825,865	(62,160)	(3)%	1,786,242	(22,537)	(1)%
Average deposits	8,516,942	7,940,973	575,969	7%	8,469,043	47,899	1%
Average invested capital	249,061	258,558	(9,497)	(4)%	256,188	(7,127)	(3)%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Net interest revenue from Consumer Banking activities declined by $5.9 million or 18 percent compared to the third quarter of 2020, primarily due to a decrease in the spread on deposits sold to our Funds Management unit. Average consumer deposits grew $576 million over the third quarter of 2020 with interest-bearing transaction deposit balances increasing $378 million or 11 percent and demand deposit balances increasing $193 million or 7 percent.

Fees and commissions revenue decreased $23.6 million or 35 percent compared to the third quarter of 2020. Mortgage banking revenue decreased $25.6 million due to lower mortgage production volume and compression in production revenue as a percentage of production volume. Deposit service charges increased $1.5 million. Customer spending levels increased with the broader reopening of the U.S. economy, which resulted in increased overdraft fees and check card revenue compared to the prior year. Operating expense decreased $9.7 million due to a decrease in mortgage banking costs and personnel expense. Corporate expense allocations were consistent with the third quarter of 2020.

Changes in the fair value of mortgage servicing rights, net of economic hedges, increased pre-tax net income for the third quarter of 2021 by $7.0 million compared to a $5.0 million increase in pre-tax net income in the third quarter of 2020.

Net interest revenue from Consumer Banking activities increased $2.3 million or 9 percent compared to the second quarter of 2021, mainly due to favorable spreads on deposits sold to our Funds Management unit. Operating revenue increased $6.7 million compared the second quarter of 2021. While mortgage production volume decreased $28 million to $615 million, production revenue as a percentage of production volumes increased 95 basis points resulting in a $5.1 million increase in mortgage banking revenues. Operating expense decreased $3.0 million, primarily due to a decrease in mortgage banking costs.

Wealth Management

Wealth Management contributed a record $41.4 million to consolidated net income in the third quarter of 2021, an increase of $10.2 million or 33 percent over the third quarter of 2020. Revenue attributed to the Wealth Management segment totaled $153.2 million for the third quarter of 2021, an $18.5 million or 14 percent increase compared to the third quarter of 2020. Growth in agency residential mortgage trading volumes and higher margin market opportunities led to an increase in trading related revenue.

Table 11 -- Wealth Management
(Dollars in thousands)

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended June 30, 2021	Increase (Decrease)	% Increase (Decrease)
	2021	2020
Net interest revenue from external sources	$55,697	$34,098	$21,599	63%	$52,966	$2,731	5%
Net interest revenue from internal sources	(501)	(11,113)	10,612	(95)%	(673)	172	(26)%
Total net interest revenue	55,196	22,985	32,211	140%	52,293	2,903	6%
Net loans charged off (recovered)	(70)	(51)	(19)	37%	(54)	(16)	30%
Net interest revenue after net loans charged off (recovered)	55,266	23,036	32,230	140%	52,347	2,919	6%

Fees and commissions revenue	97,966	111,655	(13,689)	(12)%	78,841	19,125	24%
Other gains (losses), net	(78)	(503)	425	N/A	308	(386)	N/A
Other operating revenue	97,888	111,152	(13,264)	(12)%	79,149	18,739	24%

Personnel expense	65,802	62,508	3,294	5%	58,721	7,081	12%
Non-personnel expense	21,615	20,360	1,255	6%	20,708	907	4%
Other operating expense	87,417	82,868	4,549	5%	79,429	7,988	10%

Net direct contribution	65,737	51,320	14,417	28%	52,067	13,670	26%
Corporate expense allocations	10,101	9,397	704	7%	10,343	(242)	(2)%
Income before taxes	55,636	41,923	13,713	33%	41,724	13,912	33%
Federal and state income tax	14,230	10,711	3,519	33%	10,663	3,567	33%
Net income	$41,406	$31,212	$10,194	33%	$31,061	$10,345	33%

Average assets	$19,109,700	$16,204,510	$2,905,190	18%	$19,201,041	$(91,341)	—%
Average loans	1,971,380	1,777,008	194,372	11%	1,968,513	2,867	—%
Average deposits	9,120,446	9,090,116	30,330	—%	9,695,319	(574,873)	(6)%
Average invested capital	312,148	295,245	16,903	6%	313,355	(1,207)	—%

Combined net interest revenue and fee revenue from our agency mortgage-backed securities trading activities increased by $9.7 million or 14 percent compared to the prior year. Fiduciary and asset management revenue increased $5.3 million. Growth in trust fees and managed account fees as a result of higher client asset balances, was partially offset by a combination of lower mutual fund fees and increased fee waivers. Operating expense increased $4.5 million largely due to higher trading related incentive compensation expense.

Average loans attributed to the Wealth Management segment increased $194 million or 11 percent.

Net income for Wealth Management increased $10.3 million or 33 percent compared to the second quarter of 2021. Combined net interest revenue and fee revenue increased $22.0 million. Revenue primarily from agency residential mortgage trading activity increased $15.4 million to $77.3 million due to higher margin market opportunities. Operating expense increased $8.0 million, primarily due to incentive compensation costs related to increased trading activity.

Average loans were consistent compared to the prior quarter and average deposits decreased $575 million or 6 percent.
Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the Consolidated Financial Statements for the composition of the securities portfolio as of September 30, 2021 and December 31, 2020.

We hold an inventory of trading securities in support of sales to a variety of customers, including banks, corporations, insurance companies, money managers and others. Trading securities decreased $145 million to $5.6 billion during the third quarter of 2021. As discussed in the Market Risk section of this report, trading activities involve risk of loss from adverse price movement. We mitigate this risk within board-approved limits through the use of derivative contracts, short-sales and other techniques. These limits remain relatively unchanged from levels set before our expanded trading activities.

At September 30, 2021, the carrying value of investment (held-to-maturity) securities was $216 million, including a $470 thousand allowance for expected credit losses compared to $221 million at June 30, 2021 with a $493 thousand allowance for expected credit losses. The fair value of investment securities was $238 million at September 30, 2021 and $246 million at June 30, 2021. Investment securities consist primarily of residential mortgage-backed securities issued by U.S. government agencies, long-term, fixed rate Oklahoma and Texas municipal bonds, and taxable Texas school construction bonds.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $13.1 billion at September 30, 2021, a $100 million increase compared to June 30, 2021. At September 30, 2021, the available for sale securities portfolio consisted primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Both residential and commercial mortgage-backed securities have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined residential mortgage-backed securities portfolio held in investment and available for sale securities at September 30, 2021 is 3.0 years. Management estimates the duration extends to 4.0 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 2.0 years assuming a 100 basis point decline in the current low rate environment.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $20.3 billion at September 30, 2021, a $1.1 billion decrease compared to June 30, 2021, primarily due to a decrease in PPP loan balances and to a lesser extent, paydowns of energy and commercial real estate loans.

Table 12 -- Loans
(In thousands)

	Sept. 30, 2021	June 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020
Commercial:
Healthcare	$3,347,641	$3,381,261	$3,290,758	$3,305,990	$3,325,790
Services	3,323,422	3,389,756	3,421,948	3,508,583	3,545,825
Energy	2,814,059	3,011,331	3,202,488	3,469,194	3,717,101
General business	2,690,018	2,690,559	2,742,590	2,793,768	2,976,990
Total commercial	12,175,140	12,472,907	12,657,784	13,077,535	13,565,706

Commercial real estate:
Office	1,030,755	1,073,346	1,094,060	1,085,257	1,099,563
Industrial	890,316	824,577	789,437	810,510	792,389
Multifamily	875,586	964,824	1,227,915	1,328,045	1,387,461
Retail	766,402	784,445	787,648	796,223	786,211
Residential construction and land development	118,416	128,939	119,079	119,394	121,258
Other commercial real estate	435,417	470,861	485,208	559,109	506,818
Total commercial real estate	4,116,892	4,246,992	4,503,347	4,698,538	4,693,700

Paycheck protection program	536,052	1,121,583	1,848,550	1,682,310	2,097,325

Loans to individuals:
Residential mortgage	1,747,243	1,772,627	1,797,478	1,863,003	1,849,144
Residential mortgage guaranteed by U.S. government agencies	376,986	413,806	420,051	408,687	384,247
Personal	1,395,623	1,388,534	1,306,637	1,277,447	1,213,178
Total loans to individuals	3,519,852	3,574,967	3,524,166	3,549,137	3,446,569

Total	$20,347,936	$21,416,449	$22,533,847	$23,007,520	$23,803,300

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

Commercial loans totaled $12.2 billion or 60 percent of the loan portfolio at September 30, 2021, a $298 million decrease compared to June 30, 2021, primarily due to paydowns in the energy loan portfolio. Services and healthcare loan balances also decreased while general business loans were largely unchanged.

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

Outstanding energy loans totaled $2.8 billion or 14 percent of total loans at September 30, 2021, a $197 million decrease compared to June 30, 2021. Approximately $2.0 billion of energy loans were to oil and gas producers, a $192 million decrease compared to June 30, 2021. While commodity prices have continued to improve, sourcing new loans sufficient to offset paydowns remains a challenge as existing borrowers continue to reduce leverage. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. Approximately 67 percent of the committed production loans are secured by properties primarily producing oil and 33 percent of the committed production loans are secured by properties primarily producing natural gas.

Loans to midstream oil and gas companies totaled $613 million at September 30, 2021, a $32 million decrease compared to June 30, 2021. Loans to borrowers that provide services to the energy industry totaled $129 million at September 30, 2021, an increase of $26 million. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales, totaled $27 million, largely unchanged compared to the prior quarter.

Unfunded energy loan commitments were $2.8 billion at September 30, 2021, a $109 million increase over June 30, 2021.

The healthcare sector of the loan portfolio totaled $3.3 billion or 16 percent of total loans. Healthcare loans decreased $34 million compared to June 30, 2021, primarily driven by our senior housing sector. This was partially offset by growth in balances to hospital systems and other medical practices over the prior quarter. Healthcare sector loans consist primarily of loans for the development and operation of senior housing and care facilities, including independent living, assisted living and skilled nursing. Generally we loan to borrowers with a portfolio of multiple facilities that serves to help diversify risks specific to a single facility.
The services sector of the loan portfolio totaled $3.3 billion or 16 percent of total loans, a $66 million decrease compared to the prior quarter. Service sector loans consist of a large number of loans to a variety of businesses, including Native American tribal and state and local governments, Native American tribal casino operations, foundations and not-for-profit organizations, educational services and specialty trade contractors. Approximately $1.7 billion of the services category is made up of loans with individual balances of less than $10 million. Services sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

General business loans totaled $2.7 billion or 13 percent of total loans, largely unchanged compared to the prior quarter. General business loans consist of $1.4 billion of wholesale/retail loans and $1.3 billion of loans from other commercial industries.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of $100 million or more and with three or more non-affiliated banks as participants. At September 30, 2021, the outstanding principal balance of these loans totaled $3.5 billion, including $1.4 billion of energy loans. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 22 percent of our shared national credits, based on dollars committed. We hold shared national credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

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

The commercial real estate loan balance as a percentage of our total loan portfolio has ranged from 20 percent to 22 percent over the past five years. The outstanding balance of commercial real estate loans decreased $130 million compared to June 30, 2021. Borrowers continue to use this low interest rate environment to refinance to long-term, non-recourse markets. Multifamily residential loans, decreased $89 million to $876 million at September 30, 2021. Loans secured by office facilities decreased $43 million to $1.0 billion. Loans secured by other commercial real estate properties decreased $35 million to $435 million. Loans secured by industrial facilities increased $66 million to $890 million.

Approximately 69 percent of loans in this segment are in our geographic footprint based on collateral location. The largest concentration of loans in this segment outside our footprint is Utah, totaling 7 percent of the segment, followed by California at 5 percent. All other states represent less than 5 percent individually.
Paycheck Protection Program
We actively participate in programs initiated by the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), including the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP") that began on April 3, 2020. PPP provides fully forgivable loans when utilized for qualified expenditures, including to help small businesses maintain payrolls during the COVID-19 pandemic. These loans have a contractual term of two years, though most are expected to be forgiven prior to maturity after completion of a compliance period. Loans are guaranteed and amounts forgiven will be reimbursed to the Company by the SBA. The loans carry a fixed interest rate of 1 percent. Interest plus loan fees, which vary depending on loan size, are accrued over the contractual life of the loan. Any unaccreted origination fees will be recognized when the loan is paid. The pace of forgiveness activity for the initial rounds of PPP loans has been slower than initially anticipated. At September 30, 2021, approximately $85 million of PPP loans from the initial rounds remain outstanding, with an unaccreted origination fee balance of $480 thousand.
The Company also participated in the most recent round of PPP. Approximately $451 million of PPP loans from this round remain outstanding. The newest round of loans have a fixed interest rate of 1 percent and a contractual term of five years, but are expected to be forgiven prior to maturity. Unaccreted origination fees related to the 2021 vintage of PPP loans totaled $15 million at September 30, 2021.
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

Table 13-- Loans Managed by Primary Geographical Market
(In thousands)

	Sept. 30, 2021	June 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020
Texas:
Commercial	$5,815,562	$5,690,901	$5,748,345	$5,926,534	$6,135,471
Commercial real estate	1,383,871	1,403,751	1,511,714	1,519,217	1,523,226
Paycheck protection program	115,623	342,933	537,899	501,079	614,970
Loans to individuals	901,121	885,619	848,194	855,410	794,055
Total Texas	8,216,177	8,323,204	8,646,152	8,802,240	9,067,722

Oklahoma:
Commercial	2,590,887	2,840,560	2,975,477	3,144,782	3,332,244
Commercial real estate	552,184	552,673	597,840	597,733	608,448
Paycheck protection program	192,474	242,880	468,002	413,108	487,247
Loans to individuals	2,014,099	2,063,419	2,043,705	2,052,784	2,034,576
Total Oklahoma	5,349,644	5,699,532	6,085,024	6,208,407	6,462,515

Colorado:
Commercial	1,874,613	1,904,182	1,910,826	1,929,320	1,993,364
Commercial real estate	526,653	656,521	777,786	879,648	893,626
Paycheck protection program	140,470	299,712	436,540	377,111	494,910
Loans to individuals	249,298	262,796	264,759	264,295	257,832
Total Colorado	2,791,034	3,123,211	3,389,911	3,450,374	3,639,732

Arizona:
Commercial	1,194,801	1,239,270	1,207,089	1,219,072	1,218,769
Commercial real estate	734,174	705,497	667,766	726,111	702,291
Paycheck protection program	42,815	104,946	208,481	211,725	272,114
Loans to individuals	182,506	178,481	179,031	177,948	166,203
Total Arizona	2,154,296	2,228,194	2,262,367	2,334,856	2,359,377

Kansas/Missouri:
Commercial	336,414	388,291	421,974	455,914	493,606
Commercial real estate	408,001	406,055	395,590	366,821	352,663
Paycheck protection program	6,920	41,954	60,741	56,011	80,230
Loans to individuals	100,920	103,092	104,954	105,995	96,598
Total Kansas/Missouri	852,255	939,392	983,259	984,741	1,023,097

New Mexico:
Commercial	287,695	304,804	307,395	303,833	288,374
Commercial real estate	437,302	437,996	448,298	473,204	473,697
Paycheck protection program	31,444	86,716	124,059	109,881	133,244
Loans to individuals	66,651	68,177	70,491	75,665	79,890
Total New Mexico	823,092	897,693	950,243	962,583	975,205

Arkansas:
Commercial	75,168	104,899	86,678	98,080	103,878
Commercial real estate	74,707	84,499	104,353	135,804	139,749
Paycheck protection program	6,306	2,442	12,828	13,395	14,610
Loans to individuals	5,257	13,383	13,032	17,040	17,415
Total Arkansas	161,438	205,223	216,891	264,319	275,652

Total BOK Financial loans	$20,347,936	$21,416,449	$22,533,847	$23,007,520	$23,803,300

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

Table 14 – Off-Balance Sheet Credit Commitments
(In thousands)

	Sept. 30, 2021	June 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020
Loan commitments	$12,044,695	$11,518,158	$11,151,650	$10,967,546	$10,430,160
Standby letters of credit	638,067	671,878	713,834	681,467	678,136
Unpaid principal balance of residential mortgage loans sold with recourse	57,988	63,545	68,393	73,055	77,225
Unpaid principal balance of residential mortgage loans transferred into mortgage-backed securities guaranteed by U.S. Dept. of Veteran's Affairs	1,150,124	1,225,100	1,326,300	1,442,504	1,574,272
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

Derivative contracts are carried at fair value. At September 30, 2021, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $1.7 billion compared to $1.6 billion at June 30, 2021. At September 30, 2021, the net fair value of our derivative contracts included $1.3 billion for energy contracts, $299 million for foreign exchange contracts and $63 million for interest rate swaps. The aggregate net fair value of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $1.7 billion at September 30, 2021 and $1.6 billion at June 30, 2021.

At September 30, 2021, total derivative assets were reduced by $932 thousand of cash collateral received from counterparties and total derivative liabilities were reduced by $1.2 billion of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement. Derivative contracts executed with customers may be secured by non-cash collateral in conjunction with a credit agreement with that customer, such as proven producing oil and gas properties. Access to this collateral in event of default is reasonably assured.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at September 30, 2021 follows in Table 15.

Table 15 -- Fair Value of Derivative Contracts
(In thousands)

Customers	$1,514,871
Banks and other financial institutions	179,560
Fair value of customer risk management program asset derivative contracts, net	$1,694,431

At September 30, 2021, our largest derivative exposure was to an energy customer for $90 million.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equivalent to $60.83 per barrel of oil would decrease the fair value of derivative assets by $494 million, with energy producers comprising the bulk of the assets. An increase in prices equivalent to $88.83 per barrel of oil would increase the fair value of derivative assets by $304 million as margin received falls faster than the asset values. Liquidity requirements of this program may also be affected by our credit rating. At September 30, 2021, a decrease in our credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $10 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of September 30, 2021, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.

Summary of Credit Loss Experience

Table 16 -- Summary of Credit Loss Experience
(In thousands)

	Three Months Ended
	Sept. 30, 2021	June 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020
Allowance for loan losses:
Beginning balance	$311,890	$352,402	388,640	419,777	435,597
Loans charged off	(9,584)	(18,304)	(16,905)	(18,251)	(26,661)
Recoveries of loans previously charged off	1,769	2,856	2,437	1,592	4,232
Net loans charged off	(7,815)	(15,448)	(14,468)	(16,659)	(22,429)
Provision for credit losses	(27,395)	(25,064)	(21,770)	(14,478)	6,609
Ending balance	$276,680	$311,890	$352,402	$388,640	$419,777

Accrual for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$24,287	$32,877	36,921	27,969	32,919
Provision for credit losses	4,952	(8,590)	(4,044)	8,952	(4,950)
Ending balance	$29,239	$24,287	$32,877	$36,921	$27,969

Accrual for off-balance sheet credit risk associated with mortgage banking activities:
Beginning balance	$3,828	$5,135	4,282	5,246	6,041
Loans charged off	(30)	(85)	(32)	(41)	(25)
Provision for credit losses	(534)	(1,222)	885	(923)	(770)
Ending balance	$3,264	$3,828	$5,135	$4,282	$5,246

Allowance for credit losses related to held-to-maturity (investment) securities:
Beginning balance	$493	$617	$688	$739	$1,628
Provision for credit losses	(23)	(124)	(71)	(51)	(889)
Ending balance	$470	$493	$617	$688	$739

Total provision for credit losses	$(23,000)	$(35,000)	$(25,000)	$(6,500)	$—

Net charge-offs (annualized) to average loans	0.15%	0.28%	0.25%	0.28%	0.37%
Net charge-offs (annualized) to average loans excluding PPP loans[1]	0.16%	0.30%	0.28%	0.31%	0.41%
Recoveries to gross charge-offs	18.46%	15.60%	14.42%	8.72%	15.87%
Provision for loan losses (annualized) to average loans	(0.53)%	(0.45)%	(0.38)%	(0.25)%	0.11%
Allowance for loan losses to loans outstanding at period-end	1.36%	1.46%	1.56%	1.69%	1.76%
Allowance for loan losses to loans outstanding at period-end excluding PPP loans[1]	1.40%	1.54%	1.70%	1.82%	1.93%
Accrual for unfunded loan commitments to loan commitments	0.24%	0.21%	0.29%	0.34%	0.27%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period-end	1.50%	1.57%	1.71%	1.85%	1.88%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period-end excluding PPP loans[1]	1.54%	1.66%	1.86%	2.00%	2.06%
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
A $23.0 million negative provision for credit losses was recorded in the third quarter of 2021. Changes in our reasonable and supportable forecasts of macroeconomic variables, primarily due to strength in commodity prices and a continued optimistic outlook for growth in gross domestic product and the labor markets resulted in a $12.3 million decrease in the allowance for credit losses related to lending activities. Changes in loan portfolio characteristics, primarily related to improving credit quality metrics and lower loan balances resulted in a $10.1 million decrease in the allowance for credit losses related to lending activities.

The probability weighting of our base case reasonable and supportable forecast decreased to 65 percent in the third quarter of 2021 compared to 70 percent in the second quarter of 2021 as the level of uncertainty in the current economic outlook worsened slightly. Our reasonable and supportable forecast of macroeconomic variables is significantly influenced by the COVID-19 pandemic developments, which remains highly uncertain. A summary of macroeconomic variables considered in developing our estimate of expected credit losses at September 30, 2021 follows:

	Base	Downside	Upside
Scenario probability weighting	65%	25%	10%
COVID-19 trajectory	COVID-19 case levels continue to improve from Delta variant wave as global virus immunity becomes more widespread and proves effective against severe virus outcomes as well as new virus strains.	New COVID-19 variants such as the recent Delta variant continue to emerge and spread in areas of the country with lower vaccination rates as the U.S. enters the fall and winter months. The severity of the situation is compounded by uncertainty around vaccine durability and many states/regions are forced to reinstate restrictions.	COVID-19 case levels continue to improve from Delta variant wave as global virus immunity becomes more widespread and proves effective against severe virus outcomes as well as new virus strains.
Economic recovery (driven by COVID-19 trajectory)	Increased labor participation, elevated consumer consumption and the need for inventory restocking produces above historical average GDP growth through mid-2022, but begins to moderate thereafter.	Deteriorated COVID-19 situation, slow vaccine distribution and lack of Congressional support for additional fiscal stimulus results in a mild recession with conditions beginning to improve in the summer of 2022.	Increased labor participation, elevated consumer consumption and the need for inventory restocking produces above historical average GDP growth through late 2022, but begins to moderate thereafter.
Macro-economic factors
–GDP is forecasted to grow by 4.1 percent over the next 12 months.
–Civilian unemployment rate of 4.9 percent in the fourth quarter of 2021 improves to 4.5 percent by the third quarter of 2022.
–WTI oil prices are projected to generally follow the NYMEX forward curve that existed at the end of September 2021 and are expected to average $68.38 per barrel over the next 12 months.

–GDP is forecasted to grow 2.0 percent in the fourth quarter of 2021, then contract in the first and second quarters of 2022 and return to growth of 1.0 percent in the third quarter of 2022.
–Civilian unemployment rate of 5.6 percent in the fourth quarter of 2021 increases in the next two quarters then levels off at 6.9 percent in the third quarter of 2022.
–WTI oil prices are projected to average $54.12 over the next 12 months.

–GDP is forecasted to grow by 4.8 percent over the next 12 months.
–Civilian unemployment rate of 4.6 percent in the fourth quarter of 2021 improves to 4.0 percent by the third quarter of 2022.
–WTI oil prices are projected to average $74.28 per barrel over the next 12 months.

Net charge-offs and changes in specific impairments attributed to certain credits required a $4.2 million provision during the third quarter of 2021. This provision was offset primarily by a $5.6 million decrease in allowance related to lower outstanding loan balances. Improved risk grading during the quarter resulted in a $9.6 million decrease in the allowance for lending activities. Significant improvement in energy loans credit risk grading, as well as improvements in risk grading in services and residential mortgage and commercial real estate loans was partially offset by credit risk grade migration in the healthcare loan portfolio. A summary of outstanding loan balances by risk grade is included in Note 4 to the Consolidated Financial Statements. Non-pass grade loans include other loans especially mentioned, defined by regulatory guidelines as loans that are currently performing in compliance with original terms but may have a potential weakness that deserves management’s close attention, accruing substandard loans, and nonaccruing loans. Non-pass grade loans totaled $568 million at September 30, 2021, an $84 million decrease compared to June 30. Non-pass graded loans were primarily composed of $242 million or 9 percent of energy loans, $86 million or 3 percent of services loans, $74 million or 2 percent of healthcare loans, $68 million or 2 percent of commercial real estate loans and $55 million or 2 percent of general business loans.

The allowance for loan losses totaled $277 million or 1.36 percent of outstanding loans and 208 percent of nonaccruing loans at September 30, 2021, excluding residential mortgage loans guaranteed by U.S. government agencies. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $306 million or 1.50 percent of outstanding loans and 230 percent of nonaccruing loans at September 30, 2021. Excluding PPP loans, the allowance for loan losses was 1.40 percent of outstanding loans and the combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was 1.54 percent.

The allowance for credit losses attributed to energy was 2.51 percent of outstanding energy loans at September 30, 2021. Our semi-annual borrowing base redeterminations during the second quarter of 2021 were based on forward pricing curves that existed at that time and resulted in improved credit risk grading in our energy loan portfolio. Although energy prices have continued to improve, the pricing environment remains sensitive and tied to the continued economic recovery from the impact of the COVID-19 pandemic and other factors.

The Company recorded a $35.0 million negative provision for credit losses in the second quarter of 2021. The allowance for loan losses was $312 million or 1.46 percent of outstanding loans and 183 percent of nonaccruing loans, excluding loans guaranteed by U.S. government agencies at June 30, 2021. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $336 million or 1.57 percent of outstanding loans and 197 percent of nonaccruing loans. Excluding PPP loans, the allowance for loan losses was 1.54 percent of outstanding loans and the combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was 1.66 percent.

Net Loans Charged Off

Net charge-offs of commercial loans were $6.1 million in the third quarter of 2021, primarily related to two general business borrowers and a single energy production borrower. Net commercial real estate loan charge-offs were $1.2 million and net charge-offs of loans to individuals were $474 thousand. Net charge-offs of loans to individuals include deposit account overdraft losses.

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

Table 17 -- Nonperforming Assets
(In thousands)

	Sept. 30, 2021	June 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020
Nonaccruing loans:
Commercial:
Energy	$45,500	$70,341	$101,800	$125,059	$126,816
Healthcare	509	527	3,187	3,645	3,645
Services	25,714	29,913	28,033	25,598	25,817
General business	8,951	11,823	14,053	12,857	13,675
Total commercial	80,674	112,604	147,073	167,159	169,953

Commercial real estate	21,223	26,123	27,243	27,246	12,952

Loans to individuals:
Residential mortgage	30,674	31,473	32,884	32,228	31,599
Residential mortgage guaranteed by U.S. government agencies	9,188	9,207	8,564	7,741	6,397
Personal	188	229	255	319	252
Total loans to individuals	40,050	40,909	41,703	40,288	38,248
Total nonaccruing loans	141,947	179,636	216,019	234,693	221,153
Accruing renegotiated loans guaranteed by U.S. government agencies	178,554	171,324	154,591	151,775	142,770
Real estate and other repossessed assets	28,770	57,337	70,911	90,526	52,847
Total nonperforming assets	$349,271	$408,297	$441,521	$476,994	$416,770
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$161,529	$227,766	$278,366	$317,478	$267,603

Allowance for loan losses to nonaccruing loans[1]	208.41%	183.00%	169.87%	171.24%	195.47%
Nonperforming assets to outstanding loans and repossessed assets	1.71%	1.90%	1.95%	2.07%	1.75%
Nonperforming assets to outstanding loans and repossessed assets[1,2]	0.83%	1.14%	1.37%	1.51%	1.25%
Nonaccruing commercial loans to outstanding commercial loans	0.66%	0.90%	1.16%	1.28%	1.25%
Nonaccruing commercial real estate loans to outstanding commercial real estate loans	0.52%	0.62%	0.60%	0.58%	0.28%
Nonaccruing loans to individuals to outstanding loans to individuals[1]	0.98%	1.00%	1.07%	1.04%	1.04%
1     Excludes residential mortgages guaranteed by U.S. government agencies.
2     Excludes residential mortgage and PPP loans guaranteed by U.S. government agencies.

Excluding assets guaranteed by U.S. government agencies, nonperforming assets decreased $66 million from June 30, 2021, primarily due to a $25 million decrease in nonaccruing energy loans and a $29 million decrease in real estate and other repossessed assets. Newly identified nonaccruing loans totaled $21 million, offset by $42 million of payments and $10 million of charge-offs. The Company generally retains nonperforming assets to maximize potential recovery, which may cause future nonperforming assets to decrease more slowly.

A rollforward of nonperforming assets for the three and nine months ended September 30, 2021 follows in Table 18.

Table 18 -- Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	September 30, 2021
	Nonaccruing Loans
	Commercial	Commercial Real Estate	Loan to Individuals	Total	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, June 30, 2021	$112,604	$26,123	$40,909	$179,636	$171,324	$57,337	$408,297
Additions	16,569	—	4,826	21,395	19,273	—	40,668
Transfers from premises and equipment	—	—	—	—	—	217	217
Payments	(34,009)	(3,478)	(4,058)	(41,545)	(983)	—	(42,528)
Charge-offs	(6,979)	(1,422)	(1,183)	(9,584)	—	—	(9,584)
Net gains (losses) and write-downs	—	—	—	—	—	(3,871)	(3,871)
Foreclosure of nonperforming loans	(7,511)	—	(375)	(7,886)	—	7,886	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(672)	(672)	(131)	—	(803)
Proceeds from sales	—	—	—	—	(10,646)	(32,799)	(43,445)
Net transfers to nonaccruing loans	—	—	603	603	(603)	—	—
Return to accrual status	—	—	—	—	—	—	—
Other, net	—	—	—	—	320	—	320
Balance, September 30, 2021	$80,674	$21,223	$40,050	$141,947	$178,554	$28,770	$349,271

	Nine Months Ended
	September 30, 2021
	Nonaccruing Loans
	Commercial	Commercial Real Estate	Loan to Individuals	Total	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, Dec. 31, 2020	$167,159	$27,246	$40,288	$234,693	$151,775	$90,526	$476,994
Additions	42,363	327	16,431	59,121	55,825	8,688	123,634
Transfers from premises and equipment	—	—	—	—	—	217	217
Payments	(82,511)	(3,865)	(12,079)	(98,455)	(2,611)	—	(101,066)
Charge-offs	(38,826)	(2,485)	(3,482)	(44,793)	—	—	(44,793)
Net gains (losses) and write-downs	—	—	—	—	—	12,911	12,911
Foreclosure of nonperforming loans	(7,511)	—	(664)	(8,175)	—	8,175	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(1,892)	(1,892)	(253)	—	(2,145)
Proceeds from sales	—	—	—	—	(25,391)	(91,747)	(117,138)
Net transfers to nonaccruing loans	—	—	1,741	1,741	(1,741)	—	—
Return to accrual status	—	—	(293)	(293)	—	—	(293)
Other, net	—	—	—	—	950	—	950
Balance, September 30, 2021	$80,674	$21,223	$40,050	$141,947	$178,554	$28,770	$349,271

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

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets totaled $29 million at September 30, 2021, composed primarily of $17 million of developed commercial real estate, $7.1 million of oil and gas properties, $1.9 million of undeveloped land primarily zoned for commercial development and $1.7 million of equipment. Real estate and other repossessed assets totaled $57 million at June 30, 2021. The decrease compared to June 30 was primarily due to the sale of certain repossessed oil and gas properties.

Liquidity and Capital

Based on the average balances for the third quarter of 2021, approximately 76 percent of our funding was provided by deposit accounts, 8 percent from borrowed funds, less than 1 percent from long-term subordinated debt and 11 percent from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Average deposits for the third quarter of 2021 totaled $37.8 billion, a $344 million increase over the second quarter of 2021. Continued deposit growth was primarily due to customers maintaining higher balances in the current economic environment, supplemented by inflows from government stimulus payments. Demand deposits grew by $481 million and savings account balances were up $15 million. Interest-bearing transaction account balances decreased $55 million while certificate of deposit balances decreased $97 million.

Table 19 - Average Deposits by Line of Business
(In thousands)

	Three Months Ended
	Sept. 30, 2021	June 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020
Commercial Banking	$17,881,673	$17,049,772	$16,130,168	$15,373,673	$15,375,450
Consumer Banking	8,516,942	8,469,043	8,082,443	7,993,971	7,940,973
Wealth Management	9,120,446	9,695,319	9,706,295	9,589,814	9,090,116
Subtotal	35,519,061	35,214,134	33,918,906	32,957,458	32,406,539
Funds Management and other	2,315,325	2,276,093	2,603,210	2,565,171	2,233,394
Total	$37,834,386	$37,490,227	$36,522,116	$35,522,629	$34,639,933

Average Commercial Banking deposit balances increased $832 million over the second quarter of 2021. Demand deposit balances were up $395 million. Interest-bearing transaction account balances increased $443 million. Commercial customers continue to retain large cash reserves due to a combination of factors including uncertainty about the economic environment and potential for growth, lack of preferable liquid alternatives and a desire to minimize deposit service charges through the earnings credit. The earnings credit is a non-cash method that enables commercial customers to offset deposit service charges based on account balances. Commercial deposit balances may decrease as the economic outlook improves and if short-term rates move higher, enhancing their investment alternatives.

Average Consumer Banking deposit balances increased $48 million over the prior quarter. A $58 million increase in interest-bearing transaction deposit balances and a $14 million increase in savings account balances were partially offset by a $31 million decrease in time deposit balances. Demand deposit balances were largely unchanged compared to prior quarter.

Average Wealth Management deposits decreased $575 million compared to the second quarter of 2021. A $561 million decrease in interest bearing transaction accounts and a $58 million decrease in time deposit balances was partially offset by a $43 million increase in demand deposit balances.

Average time deposits for the third quarter of 2021 included $56 million of brokered deposits, a $10 million decrease compared to the second quarter of 2021. Average interest-bearing transaction accounts for the third quarter included $2.0 billion of brokered deposits, a $48 million increase over the second quarter of 2021.

The distribution of our period end deposit account balances among principal markets follows in Table 20.

Table 20 -- Period End Deposits by Principal Market Area
(In thousands)

	Sept. 30, 2021	June 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020
Oklahoma:
Demand	$5,080,162	$4,985,542	$4,823,436	$4,329,205	$4,493,978
Interest-bearing:
Transaction	11,692,679	12,065,844	12,828,070	12,603,658	12,586,449
Savings	510,906	500,344	487,862	420,996	401,062
Time	1,039,866	1,139,980	1,197,517	1,134,453	1,081,176
Total interest-bearing	13,243,451	13,706,168	14,513,449	14,159,107	14,068,687
Total Oklahoma	18,323,613	18,691,710	19,336,885	18,488,312	18,562,665

Texas:
Demand	3,987,503	3,752,790	3,592,969	3,449,882	3,152,106
Interest-bearing:
Transaction	4,985,465	4,335,113	4,257,234	3,800,427	3,482,555
Savings	165,043	160,805	154,406	139,173	136,787
Time	337,389	346,577	368,086	383,062	438,337
Total interest-bearing	5,487,897	4,842,495	4,779,726	4,322,662	4,057,679
Total Texas	9,475,400	8,595,285	8,372,695	7,772,544	7,209,785

Colorado:
Demand	2,158,596	1,991,343	2,115,354	2,168,404	2,057,603
Interest-bearing:
Transaction	2,337,354	2,159,819	2,100,135	2,170,485	1,861,763
Savings	79,873	73,990	73,446	69,384	68,230
Time	184,002	193,787	204,973	208,778	226,780
Total interest-bearing	2,601,229	2,427,596	2,378,554	2,448,647	2,156,773
Total Colorado	4,759,825	4,418,939	4,493,908	4,617,051	4,214,376

New Mexico:
Demand	1,222,895	1,197,412	1,131,713	941,074	964,908
Interest-bearing:
Transaction	837,630	723,757	736,923	733,007	713,418
Savings	107,615	105,837	103,591	91,646	85,463
Time	168,879	174,665	181,863	186,307	200,525
Total interest-bearing	1,114,124	1,004,259	1,022,377	1,010,960	999,406
Total New Mexico	2,337,019	2,201,671	2,154,090	1,952,034	1,964,314

	Sept. 30, 2021	June 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020
Arizona:
Demand	1,110,884	943,511	915,439	905,201	928,671
Interest-bearing:
Transaction	784,614	820,901	835,795	768,220	771,319
Savings	16,468	13,496	13,235	12,174	11,498
Time	30,862	30,012	30,997	32,721	36,929
Total interest-bearing	831,944	864,409	880,027	813,115	819,746
Total Arizona	1,942,828	1,807,920	1,795,466	1,718,316	1,748,417

Kansas/Missouri:
Demand	488,595	463,339	478,370	426,738	405,360
Interest-bearing:
Transaction	965,757	978,160	991,510	960,237	616,797
Savings	17,303	17,539	18,686	16,286	15,520
Time	13,040	13,509	13,898	14,610	16,430
Total interest-bearing	996,100	1,009,208	1,024,094	991,133	648,747
Total Kansas/Missouri	1,484,695	1,472,547	1,502,464	1,417,871	1,054,107

Arkansas:
Demand	41,594	46,472	45,889	45,834	44,712
Interest-bearing:
Transaction	149,611	195,125	141,207	122,388	164,439
Savings	3,289	3,445	3,000	2,333	2,389
Time	6,677	6,819	7,022	7,197	7,796
Total interest-bearing	159,577	205,389	151,229	131,918	174,624
Total Arkansas	201,171	251,861	197,118	177,752	219,336
Total BOK Financial deposits	$38,524,551	$37,439,933	$37,852,626	$36,143,880	$34,973,000

In addition to deposits, liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country. The Company has no wholesale federal funds purchased at September 30, 2021. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale and trading securities. Federal Home Loan Bank borrowings are generally short-term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and agency mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $1.9 billion during the quarter, compared to $2.1 billion in the second quarter of 2021.

At September 30, 2021, the estimated unused credit available to BOKF, NA from collateralized sources was approximately $17.4 billion.

A summary of other borrowings for BOK Financial on a consolidated basis follows in Table 21.

Table 21 -- Borrowed Funds
(In thousands)

		Three Months Ended September 30, 2021				Three Months Ended June 30, 2021
	Sept. 30, 2021	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	June 30, 2021	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter

Funds purchased	253,557	377,436	0.57%	326,176	185,315	591,112	0.40%	395,416
Repurchase agreements	589,716	1,071,364	0.07%	611,488	544,868	1,199,378	0.05%	544,868
Other borrowings:
Federal Home Loan Bank advances	—	1,908,152	0.26%	700,000	500,000	2,138,462	0.27%	2,600,000
GNMA repurchase liability	6,495	7,286	4.14%	7,618	7,625	11,306	3.73%	10,895
Paycheck protection program liquidity facility	—	599,747	0.34%	672,850	1,010,560	1,430,522	0.35%	1,529,788
Other	30,931	30,898	5.33%	31,322	28,046	28,079	5.53%	28,757
Total other borrowings	37,426	2,546,083	0.37%		1,546,231	3,608,369	0.34%
Subordinated debentures[1]	131,220	214,654	4.63%	276,049	276,043	276,034	4.87%	276,043
Total other borrowed funds and subordinated debentures	$1,011,919	$4,209,537	0.53%		$2,552,457	$5,674,893	0.50%
1 Parent Company only.
BOKF, NA also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold in GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors.

Parent Company

At September 30, 2021, cash and interest-bearing cash and cash equivalents held by the parent company totaled $159 million. The primary sources of liquidity for BOK Financial are cash on hand and dividends from BOKF, NA. Dividends from the bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At September 30, 2021, based upon the most restrictive limitations as well as management's internal capital policy, BOKF, NA could declare up to $401 million of dividends without regulatory approval. Dividend constraints may be alleviated through increases in retained earnings, capital issuances or changes in risk weighted assets. Future losses or increases in required regulatory capital at the bank could affect its ability to pay dividends to the parent company.

Our equity capital at September 30, 2021 was $5.4 billion, a $42 million increase over June 30, 2021. Net income less cash dividends paid increased equity $153 million during the third quarter of 2021. Changes in interest rates resulted in a $58 million decrease in accumulated other comprehensive gain compared to June 30, 2021. We also repurchased $41 million of common stock during the third quarter of 2021. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings including expected benefits from lower federal income tax rates, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt or perpetual preferred stock issuance, share repurchase and stock and cash dividends.

On April 30, 2019, the board of directors authorized the Company to purchase up to five million common shares, subject to market conditions, securities law and other regulatory compliance limitations. As of September 30, 2021, 3,204,948 shares have been repurchased under this authorization. The Company repurchased 478,141 shares of common stock at an average price of $85.00 a share in the third quarter of 2021. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.

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

In March 2020, in response to the impact on the financial markets by the COVID-19 pandemic, the banking agencies issued an interim final rule permitting banking organizations that implement CECL the option to delay for two years an estimate of the CECL methodology's effect on regulatory capital, followed by a three-year transition period. The estimate includes the implementation date adjustment as of January 1, 2020 plus an estimate of the impact of the change for a two year period following implementation of CECL. We have elected to delay the regulatory capital impact of the transition in accordance with the interim final rule. Deferral of the impact of CECL added 20 basis points to the Company's Common equity Tier 1 capital at September 30, 2021.

The capital ratios for BOK Financial on a consolidated basis are presented in Table 22.

Table 22 -- Capital Ratios

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer	Sept. 30, 2021	June 30, 2021	Sept. 30, 2020
Risk-based capital:
Common equity Tier 1	4.50%	2.50%	7.00%	12.26%	11.95%	12.07%
Tier 1 capital	6.00%	2.50%	8.50%	12.29%	12.01%	12.07%
Total capital	8.00%	2.50%	10.50%	13.38%	13.61%	14.05%
Tier 1 Leverage	4.00%	N/A	4.00%	8.77%	8.58%	8.39%

Average total equity to average assets				11.00%	10.62%	10.55%
Tangible common equity ratio				9.28%	9.09%	9.02%

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

Table 23 provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 23 -- Non-GAAP Measure
(Dollars in thousands)

	Sept. 30, 2021	June 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020
Tangible common equity ratio:
Total shareholders' equity	$5,388,973	$5,332,977	$5,239,462	$5,266,266	$5,218,787
Less: Goodwill and intangible assets, net	1,140,935	1,153,785	1,158,676	1,161,527	1,166,615
Tangible common equity	4,248,038	4,179,192	4,080,786	4,104,739	4,052,172
Total assets	46,923,409	47,154,375	47,442,513	46,671,088	46,067,224
Less: Goodwill and intangible assets, net	1,140,935	1,153,785	1,158,676	1,161,527	1,166,615
Tangible assets	$45,782,474	$46,000,590	$46,283,837	$45,509,561	$44,900,609
Tangible common equity ratio	9.28%	9.09%	8.82%	9.02%	9.02%

Pre-provision net revenue:
Net income before taxes	$241,782	$215,603	$186,690	$199,847	$204,644
Provision for expected credit losses	(23,000)	(35,000)	(25,000)	(6,500)	—
Net income (loss) attributable to non-controlling interests	(601)	686	(1,752)	485	58
Pre-provision net revenue	$219,383	$179,917	$163,442	$192,862	$204,586

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

Interest Rate Risk – Other than Trading

As previously noted in the Net Interest Revenue section of this report, management has implemented strategies to manage the Company’s balance sheet to have relatively limited exposure to changes in interest rates over a twelve-month period. The effectiveness of these strategies in managing the overall interest rate risk is evaluated through the use of an asset/liability model. BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest revenue. A simulation model is used to estimate the effect of changes in interest rates on our performance across multiple interest rate scenarios. Our current internal policy limit for net interest revenue variation due to a 200 basis point parallel change in market interest rates over twelve months is a maximum decline of 5 percent. The results of a decrease in interest rates in the current low-rate environment are not meaningful. Management also reviews alternative rate changes and time periods.

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

The interest rate sensitivity in Table 24 indicate management’s estimation of the impact of rate changes on net interest revenue. Should deposit costs be 10 percent more sensitive to changes in rates, the variation in net interest revenue over the next twelve months would be 5.97 percent, or $67.2 million for the 200 basis point increase scenario. Alternatively, should deposit funding costs be 10 percent less sensitive to changes in rates, the variation in net interest revenue over the next twelve months would be 7.37 percent, or $82.8 million for the 200 basis point increase scenario.

Table 24 -- Interest Rate Sensitivity
(Dollars in thousands)

	200 bp Increase		100 bp Increase
	September 30,		September 30,
	2021	2020	2021	2020
Anticipated impact over the next twelve months on net interest revenue	$74,998	$27,973	$47,528	$24,941
	6.67%	2.69%	4.23%	2.40%
Anticipated impact over months twelve through twenty-four	$168,932	$114,156	$118,942	$87,910
	15.01%	11.15%	10.57%	8.90%

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

Table 25 -- MSR Asset and Hedge Sensitivity Analysis
(Dollars in thousands)

	September 30,
	2021		2020
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
MSR Asset	$29,105	$(35,405)	$26,917	$(11,991)
MSR Hedge	(36,540)	33,489	(18,361)	17,534
Net Exposure	(7,435)	(1,916)	8,556	5,543

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

Table 26 -- Mortgage Pipeline Sensitivity Analysis
(Dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(354)	$(403)	$(407)	$(696)	$(487)	$(498)	$(339)	$(308)
Low[2]	(81)	(216)	344	314	(17)	13	582	998
High[3]	(603)	(676)	(1,044)	(1,160)	(1,244)	(1,097)	(1,344)	(1,483)
Period End	(393)	(449)	(543)	(705)	(393)	(449)	(543)	(705)
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

Table 27 -- Trading Sensitivity Analysis
(Dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(1,133)	$4,444	$(178)	$1,461	$(1,503)	$3,983	$(2,280)	$3,965
Low[2]	7,271	10,424	7,893	8,762	7,271	13,323	7,893	15,309
High[3]	(6,701)	(5,392)	(7,371)	(4,058)	(9,345)	(5,392)	(12,490)	(4,058)
Period End	(1,288)	2,423	(5,837)	5,698	(1,288)	2,423	(5,837)	5,698
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
Consistent with the regulatory guidance, the Company plans and is well positioned to cease originating loans indexed to LIBOR no later than December 31, 2021. There are currently several viable alternative reference rates that we plan to make available to serve our customers' needs, but the Company expects its primary LIBOR replacement index to be SOFR. The Company’s LIBOR Transition Working Group continues to monitor the market and adapt the Company’s approach based on market conditions. We do not currently expect there to be a material financial impact to the Company or our customers regardless of which index or indices the Company selects to replace LIBOR later this year.
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

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Interest revenue	2021	2020	2021	2020
Loans	$191,206	$215,977	$582,621	$674,633
Residential mortgage loans held for sale	1,274	1,585	4,223	4,848
Trading securities	38,941	8,723	111,518	31,890
Investment securities	2,580	2,939	7,914	9,060
Available for sale securities	57,310	62,369	174,827	200,386
Fair value option securities	342	1,986	1,240	17,804
Restricted equity securities	1,565	913	4,675	8,687
Interest-bearing cash and cash equivalents	245	167	577	2,672
Total interest revenue	293,463	294,659	887,595	949,980
Interest expense
Deposits	7,665	14,658	25,940	78,562
Borrowed funds	3,066	4,856	11,494	49,637
Subordinated debentures	2,505	3,395	9,205	10,567
Total interest expense	13,236	22,909	46,639	138,766
Net interest revenue	280,227	271,750	840,956	811,214
Provision for credit losses	(23,000)	—	(83,000)	229,092
Net interest revenue after provision for credit losses	303,227	271,750	923,956	582,122
Other operating revenue
Brokerage and trading revenue	47,930	69,526	98,120	182,327
Transaction card revenue	24,632	23,465	71,985	68,286
Fiduciary and asset management revenue	45,248	39,931	131,402	125,646
Deposit service charges and fees	27,429	24,286	77,499	72,462
Mortgage banking revenue	26,286	51,959	84,618	143,062
Other revenue	18,896	13,698	58,364	37,486
Total fees and commissions	190,421	222,865	521,988	629,269
Other gains (losses), net	31,091	2,044	57,661	(1,347)
Gain (loss) on derivatives, net	(5,760)	2,354	(14,590)	42,659
Gain (loss) on fair value option securities, net	(120)	(754)	(3,657)	53,180
Change in fair value of mortgage servicing rights	12,945	3,441	33,778	(85,800)
Gain on available for sale securities, net	1,255	(12)	3,152	5,571
Total other operating revenue	229,832	229,938	598,332	643,532
Other operating expense
Personnel	175,863	179,860	520,908	512,276
Business promotion	4,939	2,633	9,837	10,783
Charitable contributions to BOKF Foundation	—	—	4,000	3,000
Professional fees and services	12,436	14,074	36,777	39,183
Net occupancy and equipment	28,395	28,111	81,690	84,847
Insurance	3,712	5,848	11,992	15,984
Data processing and communications	38,371	34,751	112,256	100,436
Printing, postage and supplies	3,558	3,482	11,283	11,256
Amortization of intangible assets	4,488	5,071	13,873	15,355
Mortgage banking costs	8,962	15,803	34,031	41,946
Other expense	10,553	7,411	41,566	26,571
Total other operating expense	291,277	297,044	878,213	861,637
Net income before taxes	241,782	204,644	644,075	364,017
Federal and state income taxes	54,061	50,552	144,939	83,655
Net income	187,721	154,092	499,136	280,362
Net income (loss) attributable to non-controlling interests	(601)	58	(1,667)	(444)
Net income attributable to BOK Financial Corporation shareholders	$188,322	$154,034	$500,803	$280,806
Earnings per share:
Basic	$2.74	$2.19	$7.23	$3.99
Diluted	$2.74	$2.19	$7.23	$3.99
Average shares used in computation:
Basic	68,359,125	69,877,866	68,768,044	69,958,944
Diluted	68,360,871	69,879,290	68,770,663	69,962,053
Dividends declared per share	$0.52	$0.51	$1.56	$1.53
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$187,721	$154,092	$499,136	$280,362
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	(74,525)	(6,783)	(216,176)	347,985
Reclassification adjustments included in earnings:
Loss (gain) on available for sale securities, net	(1,255)	12	(3,152)	(5,571)
Other comprehensive income (loss) before income taxes	(75,780)	(6,771)	(219,328)	342,414
Federal and state income taxes	(18,184)	(1,625)	(52,632)	82,167
Other comprehensive income (loss), net of income taxes	(57,596)	(5,146)	(166,696)	260,247
Comprehensive income	130,125	148,946	332,440	540,609
Comprehensive income (loss) attributable to non-controlling interests	(601)	58	(1,667)	(444)
Comprehensive income attributable to BOK Financial Corp. shareholders	$130,726	$148,888	$334,107	$541,053

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(In thousands, except share data)

	Sept. 30, 2021	Dec. 31, 2020
	(Unaudited)	(Footnote 1)
Assets
Cash and due from banks	$729,285	$798,757
Interest-bearing cash and cash equivalents	1,162,477	381,816
Trading securities	5,554,040	4,707,975
Investment securities, net of allowance (fair value: September 30, 2021 – $238,489; December 31, 2020 – $272,431)	215,592	244,843
Available for sale securities	13,342,113	13,050,665
Fair value option securities	51,019	114,982
Restricted equity securities	77,542	171,391
Residential mortgage loans held for sale	176,813	252,316
Loans	20,347,936	23,007,520
Allowance for loan losses	(276,680)	(388,640)
Loans, net of allowance	20,071,256	22,618,880
Premises and equipment, net	558,126	551,308
Receivables	171,505	245,880
Goodwill	1,044,749	1,048,091
Intangible assets, net	96,186	113,436
Mortgage servicing rights	133,308	101,172
Real estate and other repossessed assets, net of allowance (September 30, 2021 – $6,105; December 31, 2020 – $15,060)	28,770	90,526
Derivative contracts, net	1,901,136	810,688
Cash surrender value of bank-owned life insurance	403,369	398,758
Receivable on unsettled securities sales	215,755	62,386
Other assets	990,368	907,218
Total assets	$46,923,409	$46,671,088

Liabilities and Equity
Liabilities:
Noninterest-bearing demand deposits	$14,090,229	$12,266,338
Interest-bearing deposits:
Transaction	21,753,110	21,158,422
Savings	900,497	751,992
Time	1,780,715	1,967,128
Total deposits	38,524,551	36,143,880
Funds purchased and repurchase agreements	843,273	1,662,386
Other borrowings	37,426	1,882,970
Subordinated debentures	131,220	276,005
Accrued interest, taxes and expense	220,266	323,667
Derivative contracts, net	739,641	405,779
Due on unsettled securities purchases	614,598	257,627
Other liabilities	415,986	427,213
Total liabilities	41,526,961	41,379,527
Shareholders' equity:
Common stock ($0.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: September 30, 2021 – 76,254,190; December 31, 2020 – 75,995,205)	5	5
Capital surplus	1,374,688	1,368,062
Retained earnings	4,366,779	3,973,675
Treasury stock (shares at cost: September 30, 2021 – 7,657,426; December 31, 2020 – 6,357,605)	(521,671)	(411,344)
Accumulated other comprehensive gain	169,172	335,868
Total shareholders’ equity	5,388,973	5,266,266
Non-controlling interests	7,475	25,295
Total equity	5,396,448	5,291,561
Total liabilities and equity	$46,923,409	$46,671,088

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited)
(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, June 30, 2021	76,258	$5	$1,373,101	$4,214,130	7,179	$(481,027)	$226,768	$5,332,977	$21,574	$5,354,551
Net income (loss)	—	—	—	188,322	—	—	—	188,322	(601)	187,721
Other comprehensive loss	—	—	—	—	—	—	(57,596)	(57,596)	—	(57,596)
Repurchase of common stock	—	—	—	—	478	(40,644)	—	(40,644)	—	(40,644)
Share-based compensation plans:
Stock options exercised	—	—	—	—	—	—	—	—	—	—
Non-vested shares awarded, net	(4)	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	1,587	—	—	—	—	1,587	—	1,587
Cash dividends on common stock	—	—	—	(35,673)	—	—	—	(35,673)	—	(35,673)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(13,498)	(13,498)
Balance, September 30, 2021	76,254	$5	$1,374,688	$4,366,779	7,657	$(521,671)	$169,172	$5,388,973	$7,475	$5,396,448

Balance, December 31, 2020	75,995	$5	$1,368,062	$3,973,675	6,358	$(411,344)	$335,868	$5,266,266	$25,295	$5,291,561
Net income	—	—	—	500,803	—	—	—	500,803	(1,667)	499,136
Other comprehensive income	—	—	—	—	—	—	(166,696)	(166,696)	—	(166,696)
Repurchase of common stock	—	—	—	—	1,231	(104,512)	—	(104,512)	—	(104,512)
Share-based compensation plans:
Stock options exercised	17	—	949	—	—	—	—	949	—	949
Non-vested shares awarded, net	242	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	68	(5,815)	—	(5,815)	—	(5,815)
Share-based compensation	—	—	5,677	—	—	—	—	5,677	—	5,677
Cash dividends on common stock	—	—	—	(107,699)	—	—	—	(107,699)	—	(107,699)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(16,153)	(16,153)
Balance, September 30, 2021	76,254	$5	$1,374,688	$4,366,779	7,657	$(521,671)	$169,172	$5,388,973	$7,475	$5,396,448

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, June 30, 2020	75,999	$5	$1,357,706	$3,737,862	5,693	$(368,894)	$370,316	$5,096,995	$7,428	$5,104,423
Net income (loss)	—	—	—	154,034	—	—	—	154,034	58	154,092
Other comprehensive income	—	—	—	—	—	—	(5,146)	(5,146)	—	(5,146)
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—
Share-based compensation plans:
Stock options exercised	—	—	—	—	—	—	—	—	—	—
Non-vested shares awarded, net	(1)	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	8,754	—	—	—	—	8,754	—	8,754
Cash dividends on common stock	—	—	—	(35,850)	—	—	—	(35,850)	—	(35,850)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(164)	(164)
Balance, September 30, 2020	75,998	$5	$1,366,460	$3,856,046	5,693	$(368,894)	$365,170	$5,218,787	$7,322	$5,226,109

Balance, December 31, 2019	75,759	$5	$1,350,995	$3,729,778	5,179	$(329,906)	$104,923	$4,855,795	$8,124	$4,863,919
Transition adjustment - CECL	—	—	—	(46,696)	—	—	—	(46,696)	—	(46,696)
Balance, January 1, 2020, Adjusted	75,759	5	1,350,995	3,683,082	5,179	(329,906)	104,923	4,809,099	8,124	4,817,223
Net income (loss)	—	—	—	280,806	—	—	—	280,806	(444)	280,362
Other comprehensive income	—	—	—	—	—	—	260,247	260,247	—	260,247
Repurchase of common stock	—	—	—	—	442	(33,380)	—	(33,380)	—	(33,380)
Share-based compensation plans:
Stock options exercised	10	—	586	—	—	—	—	586	—	586
Non-vested shares awarded, net	229	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	72	(5,608)	—	(5,608)	—	(5,608)
Share-based compensation	—	—	14,879	—	—	—	—	14,879	—	14,879
Cash dividends on common stock	—	—	—	(107,842)	—	—	—	(107,842)	—	(107,842)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(358)	(358)
Balance, September 30, 2020	75,998	$5	$1,366,460	$3,856,046	5,693	$(368,894)	$365,170	$5,218,787	$7,322	$5,226,109
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash Flows From Operating Activities:
Net income	$499,136	$280,362
Adjustments to reconcile net income to net cash provided (used in) operating activities:
Provision for credit losses	(83,000)	229,092
Change in fair value of mortgage servicing rights due to market assumption changes	(33,778)	85,800
Change in the fair value of mortgage servicing rights due to principal payments	30,949	28,971
Net unrealized (gains) losses from derivative contracts	81,667	(51,323)
Share-based compensation	5,677	14,879
Depreciation and amortization	76,196	74,330
Net amortization of discounts and premiums	14,286	1,921
Net losses (gains) on financial instruments and other losses (gains), net	(57,467)	(4,216)
Net gain on mortgage loans held for sale	(56,423)	(77,039)
Mortgage loans originated for sale	(2,250,282)	(2,773,686)
Proceeds from sale of mortgage loans held for sale	2,376,479	2,757,412
Capitalized mortgage servicing rights	(29,307)	(21,330)
Change in trading and fair value option securities	(782,380)	338,992
Change in receivables	97,430	(936,428)
Change in other assets	206	(8,574)
Change in other liabilities	27,285	421,364
Net cash provided by (used in) operating activities	(83,326)	360,527
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	28,970	35,967
Proceeds from maturities or redemptions of available for sale securities	2,682,934	1,813,057
Purchases of available for sale securities	(3,704,636)	(3,238,556)
Proceeds from sales of available for sale securities	488,274	206,979
Change in amount receivable on unsettled available for sale securities transactions	(176,600)	3,988
Loans originated, net of principal collected	2,690,611	(1,894,663)
Net payments on derivative asset contracts	33,183	(96,109)
Net change in restricted equity securities	93,849	348,896
Proceeds from disposition of assets	141,006	62,677
Purchases of assets	(130,146)	(116,800)
Net cash provided by (used in) investing activities	2,147,445	(2,874,564)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	2,567,084	7,561,708
Net change in time deposits	(186,413)	(209,876)
Net change in other borrowed funds	(2,734,198)	(4,839,524)
Repayment of subordinated debentures	(150,000)	—
Net proceeds on derivative liability contracts	(32,591)	102,064
Net change in derivative margin accounts	(834,108)	(260,949)
Change in amount due on unsettled available for sale securities transactions	234,589	54,408
Issuance of common and treasury stock, net	(4,866)	(5,022)
Repurchase of common stock	(104,512)	(33,380)
Dividends paid	(107,699)	(107,842)
Net cash provided by (used in) financing activities	(1,352,714)	2,261,587
Net increase (decrease) in cash and cash equivalents	711,405	(252,450)
Cash and cash equivalents at beginning of period	1,180,573	1,258,821
Cash and cash equivalents at end of period	$1,891,978	$1,006,371

Supplemental Cash Flow Information:
Cash paid for interest	$52,304	$138,877
Cash paid for taxes	$120,879	$91,977
Net loans and bank premises transferred to repossessed real estate and other assets	$8,175	$42,099
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	$69,541	$239,200
Conveyance of other real estate owned guaranteed by U.S. government agencies	$4,956	$9,165
Right-of-use assets obtained in exchange for operating lease liabilities	$14,551	$9,481

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

The financial information should be read in conjunction with BOK Financial’s 2020 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2020 have been derived from the audited financial statements included in BOK Financial’s 2020 Form 10-K but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine-month period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities are as follows (in thousands):

	September 30, 2021		December 31, 2020
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government securities	$8,863	$(6)	$9,183	$—
Residential agency mortgage-backed securities	5,469,676	(24,868)	4,669,148	(3,624)
Municipal securities	35,894	(261)	19,172	42
Other debt securities	39,607	(73)	10,472	22
Total trading securities	$5,554,040	$(25,208)	$4,707,975	$(3,560)
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	September 30, 2021
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
Municipal securities	$207,393	$229,149	$21,778	$(22)
Residential agency mortgage-backed securities	7,412	8,084	672	—
Other debt securities	1,257	1,256	—	(1)
Total investment securities	216,062	238,489	22,450	(23)
Allowance for credit losses	(470)
Investment securities, net of allowance	$215,592	$238,489	$22,450	$(23)

	December 31, 2020
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
Municipal securities	$229,245	$255,270	$26,169	$(144)
Residential agency mortgage-backed securities	8,913	9,790	877	—
Other debt securities	7,373	7,371	—	(2)
Total investment securities	245,531	272,431	27,046	(146)
Allowance for credit losses	(688)
Investment securities, net of allowance	$244,843	$272,431	$27,046	$(146)

The amortized cost and fair values of investment securities at September 30, 2021, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$23,860	$106,035	$72,476	$6,279	$208,650	4.61
Fair value	24,270	121,113	78,661	6,361	230,405
Residential mortgage-backed securities:
Amortized cost					$7,412	2
Fair value					8,084
Total investment securities:
Amortized cost					$216,062
Fair value					238,489
1Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.2 years based upon current prepayment assumptions.

Temporarily Impaired Investment Securities
(in thousands):

	September 30, 2021
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	2	$942	$2	$582	$20	$1,524	$22
Other debt securities	2	275	1	—	—	275	1
Total investment securities	4	$1,217	$3	$582	$20	$1,799	$23

	December 31, 2020
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	6	$2,451	$40	$2,043	$104	$4,494	$144
Other debt securities	2	250	1	25	1	275	2
Total investment securities	8	$2,701	$41	$2,068	$105	$4,769	$146

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	September 30, 2021
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$500	$502	$2	$—
Municipal securities	464,368	461,619	1,396	(4,145)
Mortgage-backed securities:
Residential agency	7,988,834	8,168,025	217,045	(37,854)
Residential non-agency	11,875	26,072	14,197	—
Commercial agency	4,654,549	4,685,423	60,223	(29,349)
Other debt securities	500	472	—	(28)
Total available for sale securities	$13,120,626	$13,342,113	$292,863	$(71,376)

	December 31, 2020
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$500	$508	$8	$—
Municipal securities	165,318	167,979	2,666	(5)
Mortgage-backed securities:
Residential agency	9,019,013	9,340,471	328,183	(6,725)
Residential non-agency	17,563	32,770	15,207	—
Commercial agency	3,406,956	3,508,465	103,590	(2,081)
Other debt securities	500	472	—	(28)
Total available for sale securities	$12,609,850	$13,050,665	$449,654	$(8,839)

The amortized cost and fair values of available for sale securities at September 30, 2021, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$62,357	$2,015,024	$2,495,766	$546,770	$5,119,917	6.89
Fair value	62,773	2,055,544	2,475,406	554,293	5,148,016
Residential mortgage-backed securities:
Amortized cost					$8,000,709	2
Fair value					8,194,097
Total available for sale securities:
Amortized cost					$13,120,626
Fair value					13,342,113
1Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 3.6 years based upon current prepayment assumptions.

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Proceeds	$94,128	$1,034	$488,274	$206,979
Gross realized gains	1,572	54	3,812	5,637
Gross realized losses	(317)	(66)	(660)	(66)
Related federal and state income tax expense (benefit)	301	(3)	756	1,419

The fair value of debt securities pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was $8.8 billion at September 30, 2021 and $11.6 billion at December 31, 2020. The secured parties do not have the right to sell or repledge these securities.

Temporarily Impaired Available for Sale Securities
(in thousands)

	September 30, 2021
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal securities	140	$362,508	$4,145	$—	$—	$362,508	$4,145
Mortgage-backed securities:
Residential agency	100	2,384,362	29,149	429,246	8,705	2,813,608	37,854
Commercial agency	147	2,117,039	26,802	406,327	2,547	2,523,366	29,349
Other debt securities	1	—	—	472	28	472	28
Total available for sale securities	388	$4,863,909	$60,096	$836,045	$11,280	$5,699,954	$71,376

	December 31, 2020
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal securities	1	$6,166	$5	$—	$—	$6,166	$5
Mortgage-backed securities:
Residential agency	38	786,890	6,605	160,747	120	947,637	6,725
Commercial agency	37	350,506	1,587	277,627	494	628,133	2,081
Other debt securities	1	—	—	472	28	472	28
Total available for sale securities	77	$1,143,562	$8,197	$438,846	$642	$1,582,408	$8,839

Based on evaluations of impaired securities as of September 30, 2021, the Company does not intend to sell any impaired available for sale debt securities before fair value recovers to the current amortized cost and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

Fair Value Option Securities

Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the Consolidated Balance Sheets. Changes in the fair value are recognized in earnings as they occur. Certain securities are held as an economic hedge of the mortgage servicing rights.

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	September 30, 2021		December 31, 2020
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Residential agency mortgage-backed securities	$51,019	$2,220	$114,982	$4,463

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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at September 30, 2021 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$3,010,596	$70,372	$(6,971)	$63,401	$—	$63,401
Energy contracts	5,901,682	1,743,938	(412,176)	1,331,762	—	1,331,762
Agricultural contracts	—	—	—	—	—	—
Foreign exchange contracts	301,216	299,335	—	299,335	(666)	298,669
Equity option contracts	48,713	865	—	865	(266)	599
Total customer risk management programs	9,262,207	2,114,510	(419,147)	1,695,363	(932)	1,694,431
Trading	66,331,907	589,601	(383,764)	205,837	(1,126)	204,711
Internal risk management programs	270,877	7,606	(5,612)	1,994	—	1,994
Total derivative contracts	$75,864,991	$2,711,717	$(808,523)	$1,903,194	$(2,058)	$1,901,136

	Liabilities
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$3,010,596	$70,612	$(6,971)	$63,641	$(56,405)	$7,236
Energy contracts	5,787,366	1,778,045	(412,176)	1,365,869	(1,096,209)	269,660
Agricultural contracts	—	—	—	—	—	—
Foreign exchange contracts	300,212	298,208	—	298,208	—	298,208
Equity option contracts	48,713	865	—	865	—	865
Total customer risk management programs	9,146,887	2,147,730	(419,147)	1,728,583	(1,152,614)	575,969
Trading	61,791,246	562,083	(383,764)	178,319	(16,046)	162,273
Internal risk management programs	1,303,792	15,419	(5,612)	9,807	(8,408)	1,399
Total derivative contracts	$72,241,925	$2,725,232	$(808,523)	$1,916,709	$(1,177,068)	$739,641
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at December 31, 2020 (in thousands):

	Assets
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$3,212,469	$113,524	$(144)	$113,380	$—	$113,380
Energy contracts	3,791,565	386,008	(211,468)	174,540	—	174,540
Agricultural contracts	14,765	3,859	—	3,859	—	3,859
Foreign exchange contracts	337,001	332,257	—	332,257	(420)	331,837
Equity option contracts	70,199	1,222	—	1,222	(285)	937
Total customer risk management programs	7,425,999	836,870	(211,612)	625,258	(705)	624,553
Trading	84,997,593	440,627	(240,655)	199,972	(26,958)	173,014
Internal risk management programs	995,123	17,352	(4,231)	13,121	—	13,121
Total derivative contracts	$93,418,715	$1,294,849	$(456,498)	$838,351	$(27,663)	$810,688

	Liabilities
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$3,212,469	$113,900	$(144)	$113,756	$(104,202)	$9,554
Energy contracts	3,617,678	361,334	(211,468)	149,866	(114,070)	35,796
Agricultural contracts	14,781	3,844	—	3,844	(3,844)	—
Foreign exchange contracts	336,223	331,035	—	331,035	(1,165)	329,870
Equity option contracts	70,199	1,222	—	1,222	—	1,222
Total customer risk management programs	7,251,350	811,335	(211,612)	599,723	(223,281)	376,442
Trading	88,929,916	414,801	(240,655)	174,146	(145,692)	28,454
Internal risk management programs	145,256	5,529	(4,231)	1,298	(415)	883
Total derivative contracts	$96,326,522	$1,231,665	$(456,498)	$775,167	$(369,388)	$405,779
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended
	September 30, 2021		September 30, 2020
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts	$1,283	$—	$1,014	$—
Energy contracts	5,528	—	7,460	—
Agricultural contracts	(1)	—	6	—
Foreign exchange contracts	120	—	162	—
Equity option contracts	—	—	—	—
Total customer risk management programs	6,930	—	8,642	—
Trading[1]	9,952	—	(468)	—
Internal risk management programs	—	(5,760)	—	2,354
Total derivative contracts	$16,882	$(5,760)	$8,174	$2,354
1    Represents changes in fair value of to-be-announced securities and other derivative instruments held to mitigate market risk of trading securities portfolio, which is offset by changes in fair value of trading securities also included in Brokerage and Trading Revenue in the Consolidated Statements of Earnings.

	Nine Months Ended
	September 30, 2021		September 30, 2020
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts	3,687	—	2,702	—
Energy contracts	7,142	—	14,850	—
Agricultural contracts	27	—	27	—
Foreign exchange contracts	471	—	527	—
Equity option contracts	—	—	—	—
Total customer risk management programs	11,327	—	18,106	—
Trading[1]	(1,976)	—	(8,546)	—
Internal risk management programs	—	(14,590)	—	42,659
Total derivative contracts	$9,351	$(14,590)	$9,560	$42,659
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

Portfolio segments of the loan portfolio are as follows (in thousands):

	September 30, 2021				December 31, 2020
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$3,337,034	$8,757,432	$80,674	$12,175,140	$3,174,203	$9,736,173	$167,159	$13,077,535
Commercial real estate	968,223	3,127,446	21,223	4,116,892	1,047,486	3,623,806	27,246	4,698,538
Paycheck protection program	536,052	—	—	536,052	1,682,310	—	—	1,682,310
Loans to individuals	2,086,645	1,393,157	40,050	3,519,852	2,174,874	1,333,975	40,288	3,549,137
Total	$6,927,954	$13,278,035	$141,947	$20,347,936	$8,078,873	$14,693,954	$234,693	$23,007,520

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2021, outstanding commitments totaled $12.0 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At September 30, 2021, outstanding standby letters of credit totaled $638 million.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit is summarized as follows (in thousands):

	Three Months Ended
	September 30, 2021
	Commercial	Commercial Real Estate	Paycheck Protection Program	Loans to Individuals	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$198,303	$70,540	$—	$43,047	$—	$311,890
Provision for loan losses	(15,996)	(9,418)	—	(1,981)	—	(27,395)
Loans charged off	(6,979)	(1,422)	—	(1,183)	—	(9,584)
Recoveries of loans previously charged off	832	228	—	709	—	1,769
Ending Balance	$176,160	$59,928	$—	$40,592	—	$276,680

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$10,094	$12,348	$—	$1,845	$—	$24,287
Provision for off-balance sheet credit risk	2,772	2,294	—	(114)	—	4,952
Ending Balance	$12,866	$14,642	$—	$1,731	$—	$29,239

	Nine Months Ended
	September 30, 2021
	Commercial	Commercial Real Estate	Paycheck Protection Program	Loans to Individuals	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$254,934	$86,558	$—	$47,148	$—	$388,640
Provision for loan losses	(44,331)	(24,579)	—	(5,319)	—	(74,229)
Loans charged off	(38,826)	(2,485)	—	(3,482)	—	(44,793)
Recoveries	4,383	434	—	2,245	—	7,062
Ending balance	$176,160	$59,928	$—	$40,592	$—	$276,680

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$14,422	$20,571	$—	$1,928	$—	$36,921
Transition adjustment	—	—	—	—	—	—
Beginning balance, adjusted	14,422	20,571	—	1,928	—	36,921
Provision for off-balance sheet credit losses	(1,556)	(5,929)	—	(197)	—	(7,682)
Ending balance	$12,866	$14,642	$—	$1,731	$—	$29,239

	Three Months Ended
	September 30, 2020
	Commercial	Commercial Real Estate	Paycheck Protection Program	Loans to Individuals	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$310,422	$68,756	$—	$56,419	$—	$435,597
Provision for loan losses	2,108	3,118	—	1,383	—	6,609
Loans charged off	(25,319)	(413)	—	(929)	—	(26,661)
Recoveries of loans previously charged off	3,066	114	—	1,052	—	4,232
Ending Balance	$290,277	$71,575	$—	$57,925	—	$419,777

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$14,582	$16,419	$—	$1,918	$—	$32,919
Transition adjustment	—	—	—	—	—	—
Beginning balance, adjusted	14,582	16,419	—	1,918	—	32,919
Provision for off-balance sheet credit risk	(2,618)	(2,426)	—	94	—	(4,950)
Ending Balance	$11,964	$13,993	$—	$2,012	—	$27,969

	Nine Months Ended
	September 30, 2020
	Commercial	Commercial Real Estate	Paycheck Protection Program	Loans to Individuals	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$118,187	$51,805	$—	$23,572	$17,195	$210,759
Transition adjustment	33,681	(4,620)	—	13,943	(17,195)	25,809
Beginning balance, adjusted	151,868	47,185	—	37,515	—	236,568
Provision for loan losses	190,984	25,454	—	20,500	—	236,938
Loans charged off	(56,421)	(1,300)	—	(3,427)	—	(61,148)
Recoveries of loans previously charged off	3,846	236	—	3,337	—	7,419
Ending Balance	$290,277	$71,575	$—	$57,925	—	$419,777

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$1,434	$107	$—	$44	$—	$1,585
Transition adjustment	10,144	11,660	—	1,748	—	23,552
Beginning balance, adjusted	11,578	11,767	—	1,792	—	25,137
Provision for off-balance sheet credit risk	386	2,226	—	220	—	2,832
Ending Balance	$11,964	$13,993	$—	$2,012	—	$27,969

Changes in our reasonable and supportable forecasts of macroeconomic variables, primarily due to continued strength in commodity prices and a continued optimistic outlook for economic growth in GDP and labor markets resulted in a $12.3 million negative provision for credit losses related to lending activities during the third quarter of 2021. Changes in the loan portfolio characteristics, including specific impairment and losses, loan balances, risk grading and changes in payment profile resulted in a $10.1 million negative provision for credit losses related to lending activities.

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each measurement method at September 30, 2021 is as follows (in thousands):

	Collectively Measured for General Allowances		Individually Measured for Specific Allowances		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$12,094,466	$168,325	$80,674	$7,835	$12,175,140	$176,160
Commercial real estate	4,095,669	57,579	21,223	2,349	4,116,892	59,928
Paycheck protection program	536,052	—	—	—	536,052	—
Loans to individuals	3,479,802	40,592	40,050	—	3,519,852	40,592
Total	$20,205,989	$266,496	$141,947	$10,184	$20,347,936	$276,680

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

The following table summarizes the Company’s loan portfolio at September 30, 2021 by the risk grade categories and vintage (in thousands):

	Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Energy
Pass	$154,735	$38,019	$33,135	$14,559	$4,987	$19,327	$2,306,845	$—	$2,571,607
Special Mention	565	1,607	—	—	—	—	750	—	2,922
Accruing Substandard	—	23,065	1,230	1,100	—	6	168,629	—	194,030
Nonaccrual	—	20,722	1,570	—	—	9,409	13,799	—	45,500
Total energy	155,300	83,413	35,935	15,659	4,987	28,742	2,490,023	—	2,814,059
Healthcare
Pass	383,462	593,123	576,153	521,156	329,791	720,489	149,119	—	3,273,293
Special Mention	6,883	—	15,746	—	5,834	—	5	—	28,468
Accruing Substandard	—	—	27,292	7,304	—	10,775	—	—	45,371
Nonaccrual	—	—	—	—	—	—	509	—	509
Total healthcare	390,345	593,123	619,191	528,460	335,625	731,264	149,633	—	3,347,641
Services
Pass	430,099	501,607	334,009	298,665	240,892	847,065	584,197	415	3,236,949
Special Mention	453	412	2,779	49	3,318	11,085	2,027	203	20,326
Accruing Substandard	26	76	10,575	16,418	1,839	5,603	5,896	—	40,433
Nonaccrual	—	4,529	—	230	14,220	6,232	503	—	25,714
Total services	430,578	506,624	347,363	315,362	260,269	869,985	592,623	618	3,323,422
General business
Pass	457,490	246,333	295,089	212,899	188,407	230,442	1,002,036	2,025	2,634,721
Special Mention	232	1,380	66	1,469	3,937	318	8,697	—	16,099
Accruing Substandard	365	1,230	2,458	7,961	8,694	6,906	2,633	—	30,247
Nonaccrual	—	1,582	4,235	1,240	770	531	462	131	8,951
Total general business	458,087	250,525	301,848	223,569	201,808	238,197	1,013,828	2,156	2,690,018
Total commercial	1,434,310	1,433,685	1,304,337	1,083,050	802,689	1,868,188	4,246,107	2,774	12,175,140

Commercial real estate:
Pass	374,519	805,102	1,104,404	466,778	336,206	822,068	140,050	33	4,049,160
Special Mention	—	—	—	6,683	10,943	6,760	—	—	24,386
Accruing Substandard	—	—	—	13,288	4,480	4,355	—	—	22,123
Nonaccrual	—	—	8,244	—	—	12,979	—	—	21,223
Total commercial real estate	374,519	805,102	1,112,648	486,749	351,629	846,162	140,050	33	4,116,892

	Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Paycheck protection program:
Pass	450,844	85,208	—	—	—	—	—	—	536,052
Total paycheck protection program	450,844	85,208	—	—	—	—	—	—	536,052
Loans to individuals:
Residential mortgage
Pass	325,951	478,460	93,556	67,648	80,208	333,932	313,255	22,305	1,715,315
Special Mention	—	—	82	13	—	283	248	—	626
Accruing Substandard	—	—	—	—	—	126	479	23	628
Nonaccrual	758	1,446	341	1,051	688	23,457	2,097	836	30,674
Total residential mortgage	326,709	479,906	93,979	68,712	80,896	357,798	316,079	23,164	1,747,243
Residential mortgage guaranteed by U.S. government agencies
Pass	348	10,308	24,350	30,941	35,341	266,510	—	—	367,798
Nonaccrual	—	—	82	244	143	8,719	—	—	9,188
Total residential mortgage guaranteed by U.S. government agencies	348	10,308	24,432	31,185	35,484	275,229	—	—	376,986
Personal:
Pass	154,436	199,604	183,461	69,075	97,119	136,837	553,702	887	1,395,121
Special Mention	14	15	23	10	—	45	5	—	112
Accruing Substandard	—	—	180	1	—	—	21	—	202
Nonaccrual	19	9	10	25	38	61	26	—	188
Total personal	154,469	199,628	183,674	69,111	97,157	136,943	553,754	887	1,395,623
Total loans to individuals	481,526	689,842	302,085	169,008	213,537	769,970	869,833	24,051	3,519,852
Total loans	$2,741,199	$3,013,837	$2,719,070	$1,738,807	$1,367,855	$3,484,320	$5,255,990	$26,858	$20,347,936

The following table summarizes the Company’s loan portfolio at December 31, 2020 by the risk grade categories and vintage (in thousands):

	Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Energy
Pass	$112,614	$51,863	$89,346	$7,178	$1,148	$7,956	$2,548,663	$—	$2,818,768
Special Mention	—	—	—	—	—	—	202,590	—	202,590
Accruing Substandard	24,000	1,363	1,453	—	12,667	—	283,294	—	322,777
Nonaccrual	21,076	2,607	—	—	—	21,064	80,312	—	125,059
Total energy	157,690	55,833	90,799	7,178	13,815	29,020	3,114,859	—	3,469,194
Healthcare
Pass	536,745	615,221	638,302	422,834	234,399	658,286	147,132	—	3,252,919
Special Mention	—	27,500	—	—	—	8,282	5	—	35,787
Accruing Substandard	—	—	1,191	929	132	11,387	—	—	13,639
Nonaccrual	—	18	183	—	—	2,935	509	—	3,645
Total healthcare	536,745	642,739	639,676	423,763	234,531	680,890	147,646	—	3,305,990
Services
Pass	534,853	436,384	372,867	307,374	373,785	683,936	665,491	682	3,375,372
Special Mention	150	9,057	389	291	2,038	2,000	3,063	—	16,988
Accruing Substandard	429	6,380	26,008	6,027	5,030	7,954	38,797	—	90,625
Nonaccrual	4,833	448	—	12,590	1,049	6,138	540	—	25,598
Total services	540,265	452,269	399,264	326,282	381,902	700,028	707,891	682	3,508,583
General business
Pass	419,756	394,985	310,273	236,222	103,987	186,600	1,055,878	2,316	2,710,017
Special Mention	197	4,519	9,713	7,803	2,511	3,159	2,483	19	30,404
Accruing Substandard	1,432	3,069	6,694	10,935	10,042	3,729	4,449	140	40,490
Nonaccrual	1,675	3,728	4,863	1,436	530	107	477	41	12,857
Total general business	423,060	406,301	331,543	256,396	117,070	193,595	1,063,287	2,516	2,793,768
Total commercial	1,657,760	1,557,142	1,461,282	1,013,619	747,318	1,603,533	5,033,683	3,198	13,077,535

Commercial real estate:
Pass	725,577	1,211,338	954,226	489,193	314,899	722,475	223,131	38	4,640,877
Special Mention	—	—	259	12,311	2,725	5,831	—	—	21,126
Accruing Substandard	—	—	—	4,410	—	4,852	27	—	9,289
Nonaccrual	—	8,300	—	232	7,468	11,246	—	—	27,246
Total commercial real estate	725,577	1,219,638	954,485	506,146	325,092	744,404	223,158	38	4,698,538

	Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Paycheck protection program:
Pass	1,682,310	—	—	—	—	—	—	—	1,682,310
Total paycheck protection program	1,682,310	—	—	—	—	—	—	—	1,682,310
Loans to individuals:
Residential mortgage
Pass	564,325	149,832	120,875	124,930	158,801	348,292	335,259	24,553	1,826,867
Special Mention	33	11	2,094	—	59	318	950	10	3,475
Accruing Substandard	—	—	51	—	—	34	272	76	433
Nonaccrual	648	104	1,658	784	2,010	22,415	3,835	774	32,228
Total residential mortgage	565,006	149,947	124,678	125,714	160,870	371,059	340,316	25,413	1,863,003
Residential mortgage guaranteed by U.S. government agencies
Pass	4,859	33,880	34,464	43,099	58,264	226,380	—	—	400,946
Nonaccrual	—	—	545	—	309	6,887	—	—	7,741
Total residential mortgage guaranteed by U.S. government agencies	4,859	33,880	35,009	43,099	58,573	233,267	—	—	408,687
Personal:
Pass	219,873	200,580	76,246	100,229	64,104	102,126	510,571	1,510	1,275,239
Special Mention	39	55	66	—	469	31	965	—	1,625
Accruing Substandard	11	214	10	—	—	—	29	—	264
Nonaccrual	28	17	57	73	50	49	45	—	319
Total personal	219,951	200,866	76,379	100,302	64,623	102,206	511,610	1,510	1,277,447
Total loans to individuals	789,816	384,693	236,066	269,115	284,066	706,532	851,926	26,923	3,549,137
Total loans	$4,855,463	$3,161,473	$2,651,833	$1,788,880	$1,356,476	$3,054,469	$6,108,767	$30,159	$23,007,520

Nonaccruing Loans

A summary of nonaccruing loans at September 30, 2021 follows (in thousands):

	As of September 30, 2021
	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Energy	$45,500	$40,998	$4,502	$2,417
Healthcare	509	509	—	—
Services	25,714	18,512	7,202	4,918
General business	8,951	5,526	3,425	500
Total commercial	80,674	65,545	15,129	7,835

Commercial real estate	21,223	12,979	8,244	2,349

Loans to individuals:
Residential mortgage	30,674	30,674	—	—
Residential mortgage guaranteed by U.S. government agencies	9,188	9,188	—	—
Personal	188	188	—	—
Total loans to individuals	40,050	40,050	—	—

Total	$141,947	$118,574	$23,373	$10,184

A summary of nonaccruing loans at December 31, 2020 follows (in thousands):

	As of December 31, 2020
	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Energy	$125,059	$76,633	$48,426	$16,478
Healthcare	3,645	3,645	—	—
Services	25,598	20,810	4,788	2,574
General business	12,857	12,857	—	—
Total commercial	167,159	113,945	53,214	19,052

Commercial real estate	27,246	13,645	13,601	3,389

Loans to individuals:
Residential mortgage	32,228	32,228	—	—
Residential mortgage guaranteed by U.S. government agencies	7,741	7,741	—	—
Personal	319	319	—	—
Total loans to individuals	40,288	40,288	—	—

Total	$234,693	$167,878	$66,815	$22,441

Troubled Debt Restructurings

At September 30, 2021 the Company had $241 million in troubled debt restructurings ("TDRs"), of which $179 million were accruing residential mortgage loans guaranteed by U.S. government agencies, $16 million were nonaccruing residential mortgage loans with no specific allowance necessary and $14 million were commercial real estate loans with a related specific allowance of $2.3 million. Approximately $133 million of TDRs were performing in accordance with the modified terms.

At December 31, 2020, the Company had $187 million in TDRs, of which $152 million were accruing residential mortgage loans guaranteed by U.S. government agencies. Approximately $95 million of TDRs were performing in accordance with the modified terms.

TDRs generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. During the three and nine months ended September 30, 2021, $18 million and $81 million of loans were restructured and $712 thousand and $994 thousand of loans designated as TDRs were charged off. During the three and nine months ended September 30, 2020, $36 million and $76 million of loans were restructured and $6.4 million and $16.1 million of loans designated as TDRs were charged off.

Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans, as modified for short-term payment deferral forbearance.

A summary of loans currently performing and past due as of September 30, 2021 is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Energy	$2,803,488	$—	$—	$10,571	$2,814,059	$—
Healthcare	3,346,740	404	—	497	3,347,641	—
Services	3,309,658	3,092	1,648	9,024	3,323,422	—
General business	2,678,878	1,732	1,821	7,587	2,690,018	200
Total commercial	12,138,764	5,228	3,469	27,679	12,175,140	200

Commercial real estate	4,105,791	1,505	—	9,596	4,116,892	—

Paycheck protection program	536,052	—	—	—	536,052	—

Loans to individuals:
Residential mortgage	1,731,942	6,147	2,269	6,885	1,747,243	23
Residential mortgage guaranteed by U.S. government agencies	204,901	35,894	18,028	118,163	376,986	111,835
Personal	1,395,445	74	37	67	1,395,623	—
Total loans to individuals	3,332,288	42,115	20,334	125,115	3,519,852	111,858

Total	$20,112,895	$48,848	$23,803	$162,390	$20,347,936	$112,058

A summary of loans currently performing and past due as of December 31, 2020 is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Energy	$3,410,995	$12,735	$4,050	$41,414	$3,469,194	$—
Healthcare	3,302,345	—	—	3,645	3,305,990	—
Services	3,489,423	3,278	177	15,705	3,508,583	326
General business	2,776,038	1,206	6,277	10,247	2,793,768	4,495
Total commercial	12,978,801	17,219	10,504	71,011	13,077,535	4,821

Commercial real estate	4,672,279	276	5,310	20,673	4,698,538	5,126

Paycheck protection program	1,682,310	—	—	—	1,682,310	—

Loans to individuals:
Residential mortgage	1,849,304	5,812	837	7,050	1,863,003	181
Residential mortgage guaranteed by U.S. government agencies	262,102	41,389	22,041	83,155	408,687	78,349
Personal	1,273,702	3,317	90	338	1,277,447	241
Total loans to individuals	3,385,108	50,518	22,968	90,543	3,549,137	78,771

Total	$22,718,498	$68,013	$38,782	$182,227	$23,007,520	$88,718

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	September 30, 2021		December 31, 2020
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$163,924	$166,670	$227,161	$236,444
Residential mortgage loan commitments	239,066	8,249	380,637	20,435
Forward sales contracts	355,961	1,894	549,414	(4,563)
		$176,813		$252,316

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of September 30, 2021 or December 31, 2020. No credit losses were recognized on residential mortgage loans held for sale for the nine month period ended September 30, 2021 and 2020.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Production revenue:
Net realized gains on sale of mortgage loans	$16,177	$36,300	$62,960	$70,126
Net change in unrealized gain (loss) on mortgage loans held for sale	(1,365)	(1,672)	(6,537)	6,913
Net change in the fair value of mortgage loan commitments	(1,953)	1,593	(12,186)	23,991
Net change in the fair value of forward sales contracts	2,544	2,210	6,457	(1,844)
Total production revenue	15,403	38,431	50,694	99,186
Servicing revenue	10,883	13,528	33,924	43,876
Total mortgage banking revenue	$26,286	$51,959	$84,618	$143,062

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

The following represents a summary of mortgage servicing rights (dollars in thousands):

	September 30, 2021	December 31, 2020
Number of residential mortgage loans serviced for others	97,425	106,201
Outstanding principal balance of residential mortgage loans serviced for others	$14,907,736	$16,228,449
Weighted average interest rate	3.68%	3.84%
Remaining term (in months)	278	280

The following represents activity in capitalized mortgage servicing rights (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning Balance	$117,629	$97,971	$101,172	$201,886
Additions	11,540	7,424	29,307	21,330
Disposals	—	—	—	(10,801)
Change in fair value due to principal payments	(8,806)	(11,192)	(30,949)	(28,971)
Change in fair value due to market assumption changes	12,945	3,441	33,778	(85,800)
Ending Balance	$133,308	$97,644	$133,308	$97,644

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

Mortgage servicing rights are not traded in active markets. Fair value is determined by discounting the projected net cash flows. Significant market assumptions used to determine fair value based on significant unobservable inputs were as follows:

	September 30, 2021	December 31, 2020
Discount rate – risk-free rate plus a market premium	8.46%	9.14%
Prepayment rate - based upon loan interest rate, original term and loan type	13.57%	19.73%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$69 - $85	$69 - $94
Delinquent loans	$150 - $500	$150 - $500
Loans in foreclosure	$1,000 - $4,000	$1,000 - $4,000
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	1.08%	0.43%
Primary/secondary mortgage rate spread	105 bps	105 bps
Delinquency rate	2.36%	3.54%

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

(6) Commitments and Contingent Liabilities

Litigation Contingencies

On June 24, 2015, BOKF, NA received a complaint that an employee had colluded with a bond issuer and an individual in misusing revenues pledged to municipal bonds for which BOKF, NA served as trustee under the bond indenture. The Company conducted an investigation and concluded that employees in one of its Corporate Trust offices had, with respect to a single group of affiliated bond issuances, violated Company policies and procedures by waiving financial covenants, granting forbearances and accepting without disclosure to the bondholders, debt service payments from sources other than pledged revenues. The relationship manager was terminated. The Company reported the circumstances to, and cooperated with an investigation by, the Securities and Exchange Commission ("SEC"). On September 7, 2016, BOKF, NA agreed, and the SEC entered, a consent order finding that BOKF, NA had violated Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act and requiring BOKF, NA to disgorge $1,067,721 of fees and pay a civil penalty of $600,000. BOKF, NA disgorged the fees and paid the penalty.

On August 26, 2016, BOKF, NA was sued in the United States District Court for New Jersey by two bondholders in a putative class action alleging BOKF, NA participated in the fraudulent sale of securities by the principals. The action remains stayed with no current deadlines pending. On September 14, 2016, BOKF, NA was sued in the District Court of Tulsa County, Oklahoma by 19 bondholders also alleging BOKF, NA participated in the fraudulent sale of securities by the principals. The Tulsa County District Court action is pending on BOKF, NA’s motion to dismiss the plaintiff's Third Amended Petition.

On December 28, 2015, in an action brought by the SEC, the New Jersey District Court entered a judgment against the principals involved in issuing the bonds, precluding them from denying the alleged violations of the federal securities laws and requiring the principals to pay all outstanding bond amounts. On January 8, 2020, the Court entered judgment against the principal individual and his wife for $36,805,051 in principal amount and $10,937,831 in pre-judgment interest. The SEC continues to aggressively pursue collection of the judgment. If the individual principal and his wife cannot pay the bonds, a bondholder loss could become probable. Management has been advised by counsel that BOKF, NA has valid defenses to claims of bondholders and that no loss to the Company is probable. No provision for losses has been made at this time. BOKF, NA estimates that, upon sale of all remaining collateral securing payment of the bonds, approximately $20 million will remain outstanding. A reasonable estimate cannot be made of the amount of any bondholder loss, though the amount of bondholder loss could be material to the Company in the event a loss to the Company becomes probable.
The previously reported action in Fulton, Georgia County District Court brought against BOKF, NA by a Wrongful Death Judgment Creditor has been dismissed by the Court and the time for appeal has expired.

On September 29, 2021, The United States Court of Appeals for the Fifth Circuit affirmed the dismissal of the previously reported putative class action in the United States District Court for the Northern District of Texas alleging an extended overdraft fee charged by BOKF, NA was interest. The dismissal by the United States District Court for New Mexico of a second putative class action in which the plaintiff made the same allegations as were made in the Texas action remains on appeal to the United States Court of Appeals for the Tenth Circuit. Management is advised by counsel that a loss is not probable and that the loss, if any, cannot be reasonably estimated.

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

In 2019, a limited liability partnership sued BOKF, NA in Colorado District Court alleging that the Bank breached various fiduciary duties as trustee of a trust that was a co-general partner of the partnership and claiming in excess of $60 million in damages. From 2000 to 2009, BOKF was serving as personal representative of the estate of the creator of the trust. In 2009, BOKF moved to close the probate of the estate in the Colorado Probate Court. The members of the partnership who now sue BOKF objected to the closing of the estate and made the same allegations in the 2009 probate hearing as they now make in the 2019 Colorado District Court action. In 2009, the Colorado Probate Court entered summary judgment against the beneficiaries and the estate was closed. In the 2019 action, the Colorado District Court denied BOKF’s motions for summary judgment and discovery has proceeded. Management is advised by counsel that a loss is not probable and that the loss, if any, cannot be reasonably estimated.

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

At September 30, 2021, the Company has $353 million in interests in various alternative investments generally consisting of unconsolidated limited partnership interests in entities for which investment return is in the form of low income housing tax credits or other investments in merchant banking activities. This investment balance also includes $122 million of unfunded commitments included in Other liabilities on the Consolidated Balance Sheets.

(7) Shareholders' Equity

On November 2, 2021, the Company declared a quarterly cash dividend of $0.53 per common share payable on or about November 24, 2021 to shareholders of record as of November 15, 2021.

Dividends declared were $0.52 and $1.56 per share during the three and nine months ended September 30, 2021 and $0.51 and 1.53 per share during the three and nine months ended September 30, 2020.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Employee Benefit Plans	Total
Balance, Dec. 31, 2019	$104,996	$(73)	$104,923
Net change in unrealized gain (loss)	347,985	—	347,985
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(5,571)	—	(5,571)
Other comprehensive income, before income taxes	342,414	—	342,414
Federal and state income taxes	82,167	—	82,167
Other comprehensive income, net of income taxes	260,247	—	260,247
Balance, September 30, 2020	$365,243	$(73)	$365,170

Balance, Dec. 31, 2020	$335,032	$836	$335,868
Net change in unrealized gain (loss)	(216,176)	—	(216,176)
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(3,152)	—	(3,152)
Other comprehensive income, before income taxes	(219,328)	—	(219,328)
Federal and state income taxes	(52,632)	—	(52,632)
Other comprehensive income (loss), net of income taxes	(166,696)	—	(166,696)
Balance, September 30, 2021	$168,336	$836	$169,172

(8) Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$188,322	$154,034	$500,803	$280,806
Less: Earnings allocated to participating securities	1,351	938	3,458	1,678
Numerator for basic earnings per share – income available to common shareholders	186,971	153,096	497,345	279,128
Effect of reallocating undistributed earnings of participating securities	—	—	—	—
Numerator for diluted earnings per share – income available to common shareholders	$186,971	$153,096	$497,345	$279,128

Denominator:
Weighted average shares outstanding	68,852,688	70,306,233	69,243,562	70,375,628
Less: Participating securities included in weighted average shares outstanding	493,563	428,367	475,518	416,684
Denominator for basic earnings per common share	68,359,125	69,877,866	68,768,044	69,958,944
Dilutive effect of employee stock compensation plans[1]	1,746	1,424	2,619	3,109
Denominator for diluted earnings per common share	68,360,871	69,879,290	68,770,663	69,962,053

Basic earnings per share	$2.74	$2.19	$7.23	$3.99
Diluted earnings per share	$2.74	$2.19	$7.23	$3.99
[1] Excludes employee stock options with exercise prices greater than current market price.	—	19,227	—	—

(9) Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2021 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$150,211	$16,967	$55,697	$57,352	$280,227
Net interest revenue (expense) from internal sources	(16,107)	10,255	(501)	6,353	—
Net interest revenue	134,104	27,222	55,196	63,705	280,227
Provision for credit losses	2,807	928	(70)	(26,665)	(23,000)
Net interest revenue after provision for credit losses	131,297	26,294	55,266	90,370	303,227
Other operating revenue	92,511	44,401	97,888	(4,968)	229,832
Other operating expense	68,301	49,483	87,417	86,076	291,277
Net direct contribution	155,507	21,212	65,737	(674)	241,782
Gain (loss) on financial instruments, net	44	(5,949)	—	5,905	—
Change in fair value of mortgage servicing rights	—	12,945	—	(12,945)	—
Gain (loss) on repossessed assets, net	(3,945)	—	—	3,945	—
Corporate expense allocations	11,769	11,516	10,101	(33,386)	—
Net income before taxes	139,837	16,692	55,636	29,617	241,782
Federal and state income taxes	37,143	4,260	14,230	(1,572)	54,061
Net income	102,694	12,432	41,406	31,189	187,721
Net income (loss) attributable to non-controlling interests	—	—	—	(601)	(601)
Net income attributable to BOK Financial Corp. shareholders	$102,694	$12,432	$41,406	$31,790	$188,322

Average assets	$28,474,182	$10,083,593	$19,109,700	$(8,168,326)	$49,499,149

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2021 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$457,953	$51,205	$157,217	$174,581	$840,956
Net interest revenue (expense) from internal sources	(62,941)	21,936	(1,375)	42,380	—
Net interest revenue	395,012	73,141	155,842	216,961	840,956
Provision for credit losses	33,061	2,489	(153)	(118,397)	(83,000)
Net interest revenue after provision for credit losses	361,951	70,652	155,995	335,358	923,956
Other operating revenue	204,358	134,396	243,160	16,418	598,332
Other operating expense	206,630	157,558	245,411	268,614	878,213
Net direct contribution	359,679	47,490	153,744	83,162	644,075
Gain (loss) on financial instruments, net	111	(18,427)	—	18,316	—
Change in fair value of mortgage servicing rights	—	33,778	—	(33,778)	—
Gain (loss) on repossessed assets, net	12,355	41	—	(12,396)	—
Corporate expense allocations	37,015	34,590	30,330	(101,935)	—
Net income before taxes	335,130	28,292	123,414	157,239	644,075
Federal and state income taxes	90,130	7,214	31,565	16,030	144,939
Net income	245,000	21,078	91,849	141,209	499,136
Net income (loss) attributable to non-controlling interests	—	—	—	(1,667)	(1,667)
Net income attributable to BOK Financial Corp. shareholders	$245,000	$21,078	$91,849	$142,876	$500,803

Average assets	$28,228,840	$9,976,742	$18,987,234	$(7,193,554)	$49,999,262

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2020 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$173,248	$15,821	$34,098	$48,583	$271,750
Net interest revenue (expense) from internal sources	(23,302)	17,309	(11,113)	17,106	—
Net interest revenue	149,946	33,130	22,985	65,689	271,750
Provision for credit losses	22,599	79	(51)	(22,627)	—
Net interest revenue after provision for credit losses	127,347	33,051	23,036	88,316	271,750
Other operating revenue	52,021	67,808	111,152	(1,043)	229,938
Other operating expense	66,846	59,155	82,868	88,175	297,044
Net direct contribution	112,522	41,704	51,320	(902)	204,644
Gain (loss) on financial instruments, net	38	1,540	—	(1,578)	—
Change in fair value of mortgage servicing rights	—	3,441	—	(3,441)	—
Gain (loss) on repossessed assets, net	(4,332)	41	—	4,291	—
Corporate expense allocations	5,172	10,691	9,397	(25,260)	—
Net income before taxes	103,056	36,035	41,923	23,630	204,644
Federal and state income taxes	27,959	9,180	10,711	2,702	50,552
Net income	75,097	26,855	31,212	20,928	154,092
Net income (loss) attributable to non-controlling interests	—	—	—	58	58
Net income attributable to BOK Financial Corp. shareholders	$75,097	$26,855	$31,212	$20,870	$154,034

Average assets	$28,000,183	$9,898,112	$16,204,510	$(5,171,050)	$48,931,755

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2020 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other[1]	BOK Financial Consolidated
Net interest revenue from external sources	$549,464	$60,492	$82,823	$118,435	$811,214
Net interest revenue (expense) from internal sources	(103,002)	55,840	(14,054)	61,216	—
Net interest revenue	446,462	116,332	68,769	179,651	811,214
Provision for credit losses	53,241	1,870	(188)	174,169	229,092
Net interest revenue after provision for credit losses	393,221	114,462	68,957	5,482	582,122
Other operating revenue	138,139	190,062	315,707	(376)	643,532
Other operating expense	190,531	171,172	241,627	258,307	861,637
Net direct contribution	340,829	133,352	143,037	(253,201)	364,017
Gain (loss) on financial instruments, net	135	95,660	7	(95,802)	—
Change in fair value of mortgage servicing rights	—	(85,800)	—	85,800	—
Gain (loss) on repossessed assets, net	(4,132)	81	—	4,051	—
Corporate expense allocations	19,514	31,749	25,866	(77,129)	—
Net income before taxes	317,318	111,544	117,178	(182,023)	364,017
Federal and state income taxes	86,254	28,411	29,999	(61,009)	83,655
Net income	231,064	83,133	87,179	(121,014)	280,362
Net income (loss) attributable to non-controlling interests	—	—	—	(444)	(444)
Net income attributable to BOK Financial Corp. shareholders	$231,064	$83,133	$87,179	$(120,570)	$280,806

Average assets	$26,759,150	$9,889,687	$14,887,947	$(3,397,414)	$48,139,370

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

Fees and commissions revenue by reportable segment and primary service line is as follows for the three months ended September 30, 2021.

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$24,067	$1	$24,068	$24,068	$—
Customer hedging revenue	6,720	—	26	184	6,930	6,930	—
Retail brokerage revenue	—	—	4,887	—	4,887	—	4,887
Insurance brokerage revenue	—	—	3,061	—	3,061	—	3,061
Investment banking revenue	4,386	—	5,341	(743)	8,984	3,045	5,939
Brokerage and trading revenue	11,106	—	37,382	(558)	47,930	34,043	13,887
TransFund EFT network revenue	19,280	920	(18)	1	20,183	—	20,183
Merchant services revenue	3,051	12	—	—	3,063	—	3,063
Corporate card revenue	1,260	—	45	81	1,386	—	1,386
Transaction card revenue	23,591	932	27	82	24,632	—	24,632
Personal trust revenue	—	—	24,624	—	24,624	—	24,624
Corporate trust revenue	—	—	3,814	—	3,814	—	3,814
Institutional trust & retirement plan services revenue	—	—	13,040	—	13,040	—	13,040
Investment management services and other revenue	—	—	3,815	(45)	3,770	—	3,770
Fiduciary and asset management revenue	—	—	45,293	(45)	45,248	—	45,248
Commercial account service charge revenue	12,795	463	621	(2)	13,877	—	13,877
Overdraft fee revenue	29	6,098	17	1	6,145	—	6,145
Check card revenue	—	6,293	—	1	6,294	—	6,294
Automated service charge and other deposit fee revenue	24	1,068	21	—	1,113	—	1,113
Deposit service charges and fees	12,848	13,922	659	—	27,429	—	27,429
Mortgage production revenue	—	15,403	—	—	15,403	15,403	—
Mortgage servicing revenue	—	11,347	—	(464)	10,883	10,883	—
Mortgage banking revenue	—	26,750	—	(464)	26,286	26,286	—
Other revenue	8,907	2,801	14,605	(7,417)	18,896	13,092	5,804
Total fees and commissions revenue	$56,452	$44,405	$97,966	$(8,402)	$190,421	$73,421	$117,000
1     Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.
2    In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the nine months ended September 30, 2021.

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$40,785	$—	$40,785	$40,785	$—
Customer hedging revenue	16,620	—	172	(5,465)	11,327	11,327	—
Retail brokerage revenue	—	—	14,156	—	14,156	—	14,156
Insurance brokerage revenue	—	—	8,973	—	8,973	—	8,973
Investment banking revenue	10,579	—	13,735	(1,435)	22,879	7,815	15,064
Brokerage and trading revenue	27,199	—	77,821	(6,900)	98,120	59,927	38,193
TransFund EFT network revenue	57,097	2,678	(48)	4	59,731	—	59,731
Merchant services revenue	8,751	45	—	—	8,796	—	8,796
Corporate card revenue	3,127	—	110	221	3,458	—	3,458
Transaction card revenue	68,975	2,723	62	225	71,985	—	71,985
Personal trust revenue	—	—	71,757	(1)	71,756	—	71,756
Corporate trust revenue	—	—	11,038	—	11,038	—	11,038
Institutional trust & retirement plan services revenue	—	—	38,478	—	38,478	—	38,478
Investment management services and other revenue	—	—	10,261	(131)	10,130	—	10,130
Fiduciary and asset management revenue	—	—	131,534	(132)	131,402	—	131,402
Commercial account service charge revenue	37,493	1,366	1,809	(2)	40,666	—	40,666
Overdraft fee revenue	77	15,649	53	3	15,782	—	15,782
Check card revenue	—	17,650	—	—	17,650	—	17,650
Automated service charge and other deposit fee revenue	75	3,260	64	2	3,401	—	3,401
Deposit service charges and fees	37,645	37,925	1,926	3	77,499	—	77,499
Mortgage production revenue	—	50,694	—	—	50,694	50,694	—
Mortgage servicing revenue	—	35,292	—	(1,368)	33,924	33,924	—
Mortgage banking revenue	—	85,986	—	(1,368)	84,618	84,618	—
Other revenue	35,848	7,785	31,148	(16,417)	58,364	46,276	12,088
Total fees and commissions revenue	$169,667	$134,419	$242,491	$(24,589)	$521,988	$190,821	$331,167
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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the nine months ended September 30, 2021 and 2020, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the nine months ended September 30, 2021 and 2020 are included in the summary of changes in recurring fair values measured using unobservable inputs.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at September 30, 2021 or December 31, 2020.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of September 30, 2021 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government securities	$8,863	$4,999	$3,864	$—
Residential agency mortgage-backed securities	5,469,676	—	5,469,676	—
Municipal securities	35,894	—	35,894	—
Other trading securities	39,607	—	39,607	—
Total trading securities	5,554,040	4,999	5,549,041	—
Available for sale securities:
U.S. Treasury	502	502	—	—
Municipal securities	461,619	—	461,619	—
Residential agency mortgage-backed securities	8,168,025	—	8,168,025	—
Residential non-agency mortgage-backed securities	26,072	—	26,072	—
Commercial agency mortgage-backed securities	4,685,423	—	4,685,423	—
Other debt securities	472	—	—	472
Total available for sale securities	13,342,113	502	13,341,139	472
Fair value option securities – Residential agency mortgage-backed securities	51,019	—	51,019	—
Residential mortgage loans held for sale[1]	176,813	—	170,338	6,475
Mortgage servicing rights[2]	133,308	—	—	133,308
Derivative contracts, net of cash collateral[3]	1,901,136	1,109	1,900,027	—
Liabilities:
Derivative contracts, net of cash collateral[3]	739,641	233,266	506,375	—
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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at September 30, 2021 for which the fair value was adjusted during the nine months ended September 30, 2021:

				Fair Value Adjustments for the
	Carrying Value at September 30, 2021			Three Months Ended Sept. 30, 2021 Recognized in:		Nine Months Ended Sept. 30, 2021 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Nonaccruing loans	$—	$63	$12,538	$6,929	$—	$17,466	$—
Real estate and other repossessed assets	—	1,706	—	—	—	—	(150)

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at September 30, 2020 for which the fair value was adjusted during the nine months ended September 30, 2020:

				Fair Value Adjustments for the
	Carrying Value at September 30, 2020			Three Months Ended Sept. 30, 2020 Recognized in:		Nine Months Ended Sept. 30, 2020 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Nonaccruing loans	$—	$396	$13,001	$6,371	$—	$28,624	$—
Real estate and other repossessed assets	—	16,828	2,993	—	4,370	—	4,452

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of September 30, 2021 follows (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$12,538	Discounted cash flows	Management knowledge of industry and non-real estate collateral including but not limited to recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	1% - 97% (23%)[1]
1 Represents fair value as a percentage of the unpaid principal balance.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of September 30, 2020 follows (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$13,001	Discounted cash flows	Management knowledge of industry and non-real estate collateral including but not limited to recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	—% - 73% (18%)[1]
Real estate and other repossessed assets	2,993	Discounted cash flows	Management knowledge of industry and non-real estate collateral including but not limited to recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	N/A
1 Represents fair value as a percentage of the unpaid principal balance.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of September 30, 2021 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$729,285	$729,285	$729,285	$—	$—
Interest-bearing cash and cash equivalents	1,162,477	1,162,477	1,162,477	—	—
Trading securities:
U.S. government securities	8,863	8,863	4,999	3,864	—
Residential agency mortgage-backed securities	5,469,676	5,469,676	—	5,469,676	—
Municipal securities	35,894	35,894	—	35,894	—
Other trading securities	39,607	39,607	—	39,607	—
Total trading securities	5,554,040	5,554,040	4,999	5,549,041	—
Investment securities:
Municipal securities	207,393	229,149	—	61,682	167,467
Residential agency mortgage-backed securities	7,412	8,084	—	8,084	—
Other debt securities	1,257	1,256	—	1,256	—
Total investment securities	216,062	238,489	—	71,022	167,467
Allowance for credit losses	(470)	—	—	—	—
Investment securities, net of allowance	215,592	238,489	—	71,022	167,467
Available for sale securities:
U.S. Treasury	502	502	502	—	—
Municipal securities	461,619	461,619	—	461,619	—
Residential agency mortgage-backed securities	8,168,025	8,168,025	—	8,168,025	—
Residential non-agency mortgage-backed securities	26,072	26,072	—	26,072	—
Commercial agency mortgage-backed securities	4,685,423	4,685,423	—	4,685,423	—
Other debt securities	472	472	—	—	472
Total available for sale securities	13,342,113	13,342,113	502	13,341,139	472
Fair value option securities – Residential agency mortgage-backed securities	51,019	51,019	—	51,019	—
Residential mortgage loans held for sale	176,813	176,813	—	170,338	6,475
Loans:
Commercial	12,175,140	12,054,326	—	—	12,054,326
Commercial real estate	4,116,892	4,085,030	—	—	4,085,030
Paycheck protection program	536,052	525,990	—	—	525,990
Loans to individuals	3,519,852	3,519,309	—	—	3,519,309
Total loans	20,347,936	20,184,655	—	—	20,184,655
Allowance for loan losses	(276,680)	—	—	—	—
Loans, net of allowance	20,071,256	20,184,655	—	—	20,184,655
Mortgage servicing rights	133,308	133,308	—	—	133,308
Derivative instruments with positive fair value, net of cash collateral	1,901,136	1,901,136	1,109	1,900,027	—
Deposits with no stated maturity	36,743,836	36,743,836	—	—	36,743,836
Time deposits	1,780,715	1,783,165	—	—	1,783,165
Other borrowed funds	880,699	877,709	—	—	877,709
Subordinated debentures	131,220	143,381	—	143,381	—
Derivative instruments with negative fair value, net of cash collateral	739,641	739,641	233,266	506,375	—

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

(12) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on September 30, 2021 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Nine-Month Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Nine Months Ended
	September 30, 2021			September 30, 2020
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$684,279	$577	0.11%	$631,203	$2,672	0.57%
Trading securities	7,339,417	111,677	2.02%	1,798,767	32,094	2.41%
Investment securities	225,541	8,404	4.97%	270,018	9,689	4.78%
Available for sale securities	13,374,513	175,060	1.83%	12,243,049	200,519	2.29%
Fair value option securities	75,101	1,240	2.31%	987,145	17,804	2.39%
Restricted equity securities	214,903	4,675	2.90%	281,986	8,687	4.11%
Residential mortgage loans held for sale	197,466	4,223	2.89%	210,484	4,848	3.15%
Loans	21,917,244	588,577	3.59%	23,386,976	681,469	3.89%
Allowance for loan losses	(344,429)			(353,574)
Loans, net of allowance	21,572,815	588,577	3.65%	23,033,402	681,469	3.95%
Total earning assets	43,684,035	894,433	2.77%	39,456,054	957,782	3.29%
Receivable on unsettled securities sales	694,530			4,080,342
Cash and other assets	5,620,697			4,602,974
Total assets	$49,999,262			$48,139,370
Liabilities and equity
Interest-bearing deposits:
Transaction	$21,453,439	$16,864	0.11%	$17,990,429	$53,377	0.40%
Savings	850,455	278	0.04%	642,773	298	0.06%
Time	1,920,436	8,798	0.61%	2,318,101	24,887	1.43%
Total interest-bearing deposits	24,224,330	25,940	0.14%	20,951,303	78,562	0.50%
Funds purchased and repurchase agreements	2,018,162	2,792	0.18%	4,133,243	14,079	0.45%
Other borrowings	3,179,166	8,702	0.37%	4,480,085	35,558	1.06%
Subordinated debentures	255,343	9,205	4.82%	275,954	10,567	5.11%
Total interest-bearing liabilities	29,677,001	46,639	0.21%	29,840,585	138,766	0.62%
Non-interest bearing demand deposits	13,062,720			10,887,775
Due on unsettled securities purchases	858,302			1,123,319
Other liabilities	1,051,535			1,239,723
Total equity	5,349,704			5,047,968
Total liabilities and equity	$49,999,262			$48,139,370
Tax-equivalent Net Interest Revenue		$847,794	2.56%		$819,016	2.67%
Tax-equivalent Net Interest Revenue to Earning Assets			2.63%			2.81%
Less tax-equivalent adjustment		6,838			7,802
Net Interest Revenue		840,956			811,214
Provision for credit losses		(83,000)			229,092
Other operating revenue		598,332			643,532
Other operating expense		878,213			861,637
Income before taxes		644,075			364,017
Federal and state income taxes		144,939			83,655
Net income		499,136			280,362
Net income (loss) attributable to non-controlling interests		(1,667)			(444)
Net income attributable to BOK Financial Corp. shareholders		$500,803			$280,806
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$7.23			$3.99
Diluted		$7.23			$3.99
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

Quarterly Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Three Months Ended
	September 30, 2021			June 30, 2021
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$682,788	$245	0.14%	$659,312	$158	0.10%
Trading securities	7,617,236	39,006	2.04%	7,430,217	36,702	1.95%
Investment securities, net of allowance	218,117	2,740	5.02%	221,401	2,771	5.01%
Available for sale securities	13,446,095	57,391	1.80%	13,243,542	58,989	1.85%
Fair value option securities	56,307	342	2.62%	64,864	402	2.60%
Restricted equity securities	245,485	1,565	2.55%	208,692	1,751	3.36%
Residential mortgage loans held for sale	167,620	1,274	3.06%	218,200	1,569	2.91%
Loans	20,848,608	193,117	3.68%	22,167,089	195,871	3.54%
Allowance for loan losses	(306,125)			(345,269)
Loans, net of allowance	20,542,483	193,117	3.73%	21,821,820	195,871	3.60%
Total earning assets	42,976,131	295,680	2.78%	43,868,048	298,213	2.75%
Receivable on unsettled securities sales	632,539			716,700
Cash and other assets	5,890,479			5,612,174
Total assets	$49,499,149			$50,196,922
Liabilities and equity
Interest-bearing deposits:
Transaction	$21,435,736	$5,002	0.09%	$21,491,145	$5,539	0.10%
Savings	888,011	96	0.04%	872,618	96	0.04%
Time	1,839,983	2,567	0.55%	1,936,510	2,790	0.58%
Total interest-bearing deposits	24,163,730	7,665	0.13%	24,300,273	8,425	0.14%
Funds purchased and repurchase agreements	1,448,800	722	0.20%	1,790,490	722	0.16%
Other borrowings	2,546,083	2,344	0.37%	3,608,369	3,084	0.34%
Subordinated debentures	214,654	2,505	4.63%	276,034	3,353	4.87%
Total interest-bearing liabilities	28,373,267	13,236	0.19%	29,975,166	15,584	0.21%
Non-interest bearing demand deposits	13,670,656			13,189,954
Due on unsettled securities purchases	957,538			701,495
Other liabilities	1,054,247			1,000,662
Total equity	5,443,441			5,329,645
Total liabilities and equity	$49,499,149			$50,196,922
Tax-equivalent Net Interest Revenue		$282,444	2.59%		$282,629	2.54%
Tax-equivalent Net Interest Revenue to Earning Assets			2.66%			2.60%
Less tax-equivalent adjustment		2,217			2,320
Net Interest Revenue		280,227			280,309
Provision for credit losses		(23,000)			(35,000)
Other operating revenue		229,832			191,446
Other operating expense		291,277			291,152
Income before taxes		241,782			215,603
Federal and state income taxes		54,061			48,496
Net income		187,721			167,107
Net income (loss) attributable to non-controlling interests		(601)			686
Net income attributable to BOK Financial Corp. shareholders		$188,322			$166,421
Earnings Per Average Common Share Equivalent:
Basic		$2.74			$2.40
Diluted		$2.74			$2.40
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

Three Months Ended
March 31, 2021			December 31, 2020			September 30, 2020
Average Balance	Revenue /Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate

$711,047	$174	0.10%	$643,926	$158	0.10%	$553,070	$167	0.12%
6,963,617	35,969	2.06%	6,888,189	35,848	2.02%	1,834,160	8,766	1.92%
237,313	2,893	4.88%	251,863	3,071	4.88%	258,965	3,141	4.85%
13,433,767	58,680	1.84%	12,949,702	60,885	1.98%	12,580,850	62,433	2.11%
104,662	496	1.95%	122,329	671	2.27%	387,784	1,986	1.92%
189,921	1,359	2.86%	280,428	2,276	3.25%	144,415	913	2.53%
207,013	1,380	2.71%	229,631	1,549	2.75%	213,125	1,585	3.01%
22,757,007	199,589	3.55%	23,447,518	216,976	3.68%	24,110,463	218,125	3.60%
(382,734)			(414,225)			(441,831)
22,374,273	199,589	3.62%	23,033,293	216,976	3.75%	23,668,632	218,125	3.67%
44,221,613	300,540	2.78%	44,399,361	321,434	2.92%	39,641,001	297,116	3.04%
735,482			1,094,198			4,563,301
5,353,538			4,893,605			4,727,453
$50,310,633			$50,387,164			$48,931,755

$21,433,406	$6,323	0.12%	$20,718,390	$7,047	0.14%	$19,752,106	$8,199	0.17%
789,656	86	0.04%	737,360	87	0.05%	707,121	88	0.05%
1,986,425	3,441	0.70%	1,930,808	4,300	0.89%	2,251,012	6,371	1.13%
24,209,487	9,850	0.17%	23,386,558	11,434	0.19%	22,710,239	14,658	0.26%
2,830,378	1,348	0.19%	2,153,254	1,526	0.28%	2,782,150	1,199	0.17%
3,392,346	3,274	0.39%	5,193,656	5,453	0.42%	3,382,688	3,657	0.43%
276,015	3,347	4.92%	275,998	3,377	4.87%	275,980	3,395	4.89%
30,708,226	17,819	0.24%	31,009,466	21,790	0.28%	29,151,057	22,909	0.31%
12,312,629			12,136,071			11,929,694
915,410			957,642			1,516,880
1,100,203			1,055,623			1,171,064
5,274,165			5,228,362			5,163,060
$50,310,633			$50,387,164			$48,931,755
	$282,721	2.54%		$299,644	2.64%		$274,207	2.73%
		2.62%			2.72%			2.81%
	2,301			2,414			2,457
	280,420			297,230			271,750
	(25,000)			(6,500)			—
	177,054			198,789			229,938
	295,784			302,672			297,044
	186,690			199,847			204,644
	42,382			45,138			50,552
	144,308			154,709			154,092
	(1,752)			485			58
	$146,060			$154,224			$154,034

	$2.10			$2.21			$2.19
	$2.10			$2.21			$2.19

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	Sept. 30, 2021	June 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020

Interest revenue	$293,463	$295,893	$298,239	$319,020	$294,659
Interest expense	13,236	15,584	17,819	21,790	22,909
Net interest revenue	280,227	280,309	280,420	297,230	271,750
Provision for credit losses	(23,000)	(35,000)	(25,000)	(6,500)	—
Net interest revenue after provision for credit losses	303,227	315,309	305,420	303,730	271,750
Other operating revenue
Brokerage and trading revenue	47,930	29,408	20,782	39,506	69,526
Transaction card revenue	24,632	24,923	22,430	21,896	23,465
Fiduciary and asset management revenue	45,248	44,832	41,322	41,799	39,931
Deposit service charges and fees	27,429	25,861	24,209	24,343	24,286
Mortgage banking revenue	26,286	21,219	37,113	39,298	51,959
Other revenue	18,896	23,172	16,296	14,209	13,698
Total fees and commissions	190,421	169,415	162,152	181,051	222,865
Other gains, net	31,091	16,449	10,121	7,394	2,044
Gain (loss) on derivatives, net	(5,760)	18,820	(27,650)	(339)	2,354
Gain (loss) on fair value option securities, net	(120)	(1,627)	(1,910)	68	(754)
Change in fair value of mortgage servicing rights	12,945	(13,041)	33,874	6,276	3,441
Gain (loss) on available for sale securities, net	1,255	1,430	467	4,339	(12)
Total other operating revenue	229,832	191,446	177,054	198,789	229,938
Other operating expense
Personnel	175,863	172,035	173,010	176,198	179,860
Business promotion	4,939	2,744	2,154	3,728	2,633
Charitable contributions to BOKF Foundation	—	—	4,000	6,000	—
Professional fees and services	12,436	12,361	11,980	14,254	14,074
Net occupancy and equipment	28,395	26,633	26,662	27,875	28,111
Insurance	3,712	3,660	4,620	4,006	5,848
Data processing and communications	38,371	36,418	37,467	35,061	34,751
Printing, postage and supplies	3,558	4,285	3,440	3,805	3,482
Amortization of intangible assets	4,488	4,578	4,807	5,088	5,071
Mortgage banking costs	8,962	11,126	13,943	14,765	15,803
Other expense	10,553	17,312	13,701	11,892	7,411
Total other operating expense	291,277	291,152	295,784	302,672	297,044
Net income before taxes	241,782	215,603	186,690	199,847	204,644
Federal and state income taxes	54,061	48,496	42,382	45,138	50,552
Net income	187,721	167,107	144,308	154,709	154,092
Net income (loss) attributable to non-controlling interests	(601)	686	(1,752)	485	58
Net income attributable to BOK Financial Corporation shareholders	$188,322	$166,421	$146,060	$154,224	$154,034

Earnings per share:
Basic	$2.74	$2.40	$2.10	$2.21	$2.19
Diluted	$2.74	$2.40	$2.10	$2.21	$2.19
Average shares used in computation:
Basic	68,359,125	68,815,666	69,137,375	69,489,597	69,877,866
Diluted	68,360,871	68,817,442	69,141,710	69,493,050	69,879,290

PART II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings at Note 6 to the Consolidated Financial Statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2021.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1 to July 31, 2021	125,000	$83.45	125,000	2,148,193
August 1 to August 31, 2021	195,141	$86.13	195,141	1,953,052
September 1 to September 30, 2021	158,000	$84.84	158,000	1,795,052
Total	478,141		478,141
1On April 30, 2019, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock. As of September 30, 2021, the Company had repurchased 3,204,948 shares under this plan. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations and other factors.
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

Date:        November 3, 2021

/s/ Steven E. Nell
Steven E. Nell
Executive Vice President and
Chief Financial Officer

/s/ John C. Morrow
John C. Morrow
Senior Vice President and
Chief Accounting Officer