Form 10-K
period 2021-12-31
BOK FINANCIAL CORP
filed 2022-02-23
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________

Commission File No. 001-37811

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
Common stock, $0.00006 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See definitions of “larger accelerated filer,” “accelerated filer,” and “smaller reporting company,” amd "emerging growth in Rule 12b-2 of the Exchange Act.  (Check one):
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

The aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates is approximately $2.6 billion (based on the June 30, 2021 closing price of Common Stock of $86.60 per share). As of January 31, 2022, there were 68,322,916 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders.

BOK Financial Corporation
Form 10-K
Year Ended December 31, 2021

PART I

ITEM 1.   BUSINESS

General

Developments relating to individual aspects of the business of BOK Financial Corporation ("BOK Financial" or "the Company") are described below. Additional discussion of the Company’s activities during the current year appears within Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Description of Business

BOK Financial is a financial holding company incorporated in the state of Oklahoma in 1990 whose activities are governed by the Bank Holding Company Act of 1956 ("BHCA"), as amended by the Financial Services Modernization Act or Gramm-Leach-Bliley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). BOK Financial offers full service banking in Oklahoma, Texas, New Mexico, Northwest Arkansas, Colorado, Arizona, and Kansas/Missouri. At December 31, 2021, the Company reported total consolidated assets of $50 billion.

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

Our primary focus is to provide a comprehensive range of nationally competitive financial products and services in a personalized and responsive manner. Products and services include loans and deposits, cash management services, fiduciary and insurance services, mortgage banking and brokerage and trading services to middle-market businesses, financial institutions and consumers. Commercial banking represents a significant part of our business. Our credit culture emphasizes building relationships by making high quality loans and providing a full range of financial products and services to our customers. We also offer products that leverage our energy financing expertise and enables us to offer commodity derivatives for customers to use in their risk management. Our diversified base of revenue sources is designed to generate returns across a range of economic situations. Wealth management continues to be a strategic focus. We provide liquidity to the mortgage markets through trading of U.S. government agency issued mortgage-backed securities and related derivative contracts and currently service more than $100 billion of assets under management or administration.

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

Competition

BOK Financial and its operating segments face competition from other banks, thrifts, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies, financial technology firms, government agencies, mortgage brokers and insurance companies. The Company competes largely on the basis of customer services, interest rates on loans and deposits, lending limits and customer convenience. Some operating segments face competition from institutions that are not as closely regulated as banks, and therefore are not limited by the same capital requirements and other restrictions. All market share information presented below is based upon share of deposits in specified areas according to the Federal Deposit Insurance Corporation ("FDIC") as of June 30, 2021.

We are the largest financial institution in the state of Oklahoma with 15% of the state’s total deposits. We have 37% and 9% of the market share in the Tulsa and Oklahoma City areas, respectively. We compete with two banks that have operations nationwide and have greater access to funds at lower costs, higher lending limits, and greater access to technology resources. We also compete with regional and locally-owned banks in both the Tulsa and Oklahoma City areas, as well as in every other community in which we do business throughout the state.

We compete against numerous financial institutions in the state of Texas, including some of the largest in the United States, and have a market share of approximately 1% in the Dallas, Fort Worth area and less than 1% in the Houston area. We have a 10% market share in the Albuquerque area and compete with four large national banks, some regional banks and several locally-owned smaller community banks. Our market share is approximately 3% in the Denver area. We serve Benton and Washington counties in Arkansas with a market share of approximately 2%. Our market share is approximately 2% in the Kansas City, Missouri/Kansas area and approximately 1% in the Phoenix area. The Company’s ability to expand into additional states remains subject to various federal and state laws.

Human Capital Management and Practices

In order to continue leading the industry as a provider of financial solutions to businesses, institutions and individuals across the country, it is crucial that we attract, develop and retain top talent. To facilitate talent attraction and retention, we strive to make BOK Financial an inclusive workplace with opportunities for our employees to grow and develop in their careers. We support our employees with strong compensation, benefits, and wellness programs. We also work to build connections between our employees and our communities. “Actively advancing the communities we serve” is one of our core values. Those familiar with BOK Financial will recognize the generosity of our employees in our communities as one of the hallmarks of our culture, and a source of pride as we live out our purpose statement of “Achieving More Together”.

Our talented workforce is the key to our success. As of December 31, 2021, we had approximately 4,711 full-time and part-time employees, the majority of which are full-time employees. None of the Company’s employees are represented by collective bargaining agreements. Management considers its employee relations to be good. Our employees are primarily distributed over our eight state footprint, to include: Oklahoma, Texas, Arkansas, Kansas, Missouri, Colorado, New Mexico and Arizona.

Diversity and Inclusion Efforts

We believe that our organization should reflect the diversity of the communities we serve. We also recognize that in order for a diverse workforce to thrive, we must prioritize inclusion efforts. The following categories represent areas of focus for D&I: community engagement, senior leader engagement, Communities of Practice, and diverse recruiting practices and education.

As of December 31, 2021, 57% of our overall workforce was female, and 32% of our overall workforce was comprised of people of color. In 2021, BOK Financial was also recognized by ‘Diversity, Inc.’ as one of the ‘Top Regional Companies’ with respect to scoring criteria related to diversity, equity and inclusion organizational practices.

Community Engagement

In 2021, the company and our BOKF Foundation gave a combined $6.1 million to organizations making a difference in our communities. Our employees donated more than 25,844 volunteer hours and more than 307 employees served in 547 leadership roles with 375 nonprofit boards. Over the past ten years, we have committed nearly $581 million in loan funding to support affordable housing projects and nearly $345 million in affordable housing investments.

Senior Leader Engagement

Our Diversity & Inclusion Council is led by our CEO and President, Stacy Kymes, and includes other members of our executive leadership team, as well as senior leaders throughout our footprint. We are members of the ‘CEO Action for Diversity and Inclusion’ Pledge. The pledge outlines our commitment to cultivating a trusting environment where all ideas are welcomed, and employees feel comfortable and empowered to have discussions about diversity and inclusion.

Mentorship Program

Our mentorship program launched late 2020. We believe that mentorship programs are a valuable tool for helping employees successfully shape their long-term career trajectory. Mentor matches are prioritized for females and people of color. Within the past year, we have had 256 mentors/mentees participate in the program. In 2021, 36% of our mentees were people of color and 60% were female.

Communities of Practice (CoP)

In 2020, we introduced a concept from Harvard Business Review called ‘Communities of Practice’ (CoP) as a way for our organization to build inclusive groups to harness the collective power of diverse skills, styles, strengths and experiences – and leverage those strengths into advancing our business. Communities of Practice also provide exposure opportunities for employees to interact with others across the organization at all levels. As of December 31, 2021, we had 16 active Communities of Practice, including: Advancing Minority Owned Businesses, Mentoring, Practicing Inclusion, Diverse Recruiting Practices, Engagement Practices and Culture Ambassadors. Any person from across the organization can join any Community of Practice; these groups highlight our enterprise focus on inclusivity.

Diverse Recruiting Practices

All members of the recruiting team have completed AIRS Certified Diversity Recruiter certification as well as a custom-developed training program for BOK Financial talent and attraction specialists. University recruiting has been a focal point for our diversity efforts. 42% of our 2021 class of interns and early career associates identified as people of color.

Diversity Education

Unconscious bias education was introduced for all managers in order to provide tools to adjust automatic patterns of thinking related to hiring practices. We also partner with a well-known virtual learning vendor to ensure all employees across the company have equal access to development opportunities. The concept of ‘inclusion’ is woven into many of the learning opportunities offered by our Talent and Organizational Development team; examples would include: ‘Communicating Across Generations’ and ‘Crucial Conversations’.

Benefits and Compensation Offerings

BOK Financial is committed to the health and wellness of our employees. We provide our employees and their families with access to a variety of flexible and convenient health and wellness programs. We encourage engagement in healthy behaviors and offer options, where possible, to customize benefits to meet the needs of employees and their families. We provide robust compensation and benefits programs to help meet the needs of our employees. In addition to base salaries, these programs may include incentive compensation, discretionary bonuses, equity, 401(k), health and wellness benefits, health savings and flexible spending accounts, paid time off, family leave, flexible work schedules, employee assistance programs, and tuition reimbursement.

Talent Development

Our talent development programs provide employees with the resources they need to achieve their career goals, build management skills and lead within BOK Financial. We provide ‘boot camps’ that support professional development. We have programs that prepare high-potential talent for the leadership roles of tomorrow. Our employees are provided many opportunities to advance their careers within our organization. During 2021, 38% of all of our open jobs were filled internally, through promotional opportunities for our employees.

Connecting with Our Employees

In 2021, our employees were engaged in providing feedback - 91% of our workforce participated in our annual engagement survey. Providing feedback is a cultural norm at BOK Financial. We have consistently had employee participation in excess of 80% since the inception of our annual engagement survey.

Connecting with Our Communities

Since our employees are passionate about many causes, our corporate giving and volunteering programs support and encourage employees by engaging with those causes. Our employee-led giving program allows employees to nominate and vote for nonprofit organizations across our footprint to receive financial benefit from our Foundation. This year, over 1,500 employees nominated and voted on 200 nonprofit organizations to receive funding. During 2021, we accelerated resources to underserved minority communities by supporting nonprofit organizations providing programs to help close gaps in four key areas: income inequality, workforce development, education and mentoring, and social justice inequities. We were also an active partner in the 10-day commemoration of the Tulsa Race Massacre centennial, joining in support of the Greenwood Rising: Black Wall Street history center.

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

Subsequent legislation raised the threshold for systemically important financial institutions from $50 billion to $250 billion while providing the Federal Reserve with authority to establish incremental prudential standards for banks between $100 billion and $250 billion. Current rules adopted by the Office of the Comptroller of the Currency require heightened standards for financial institutions that report at least $50 billion of average consolidated assets over a four quarter period after an 18-month grace period. These heightened standards require establishing and implementing a risk governance framework to cover the bank's risk-taking activities.

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

Deposit Insurance

Substantially all of the deposits held by the subsidiary banks are insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC and are subject to deposit insurance assessments to maintain the DIF. Among other things, the Dodd-Frank Act raised the minimum Designated Reserve Ratio ("DRR") from 1.15% to 1.35% of estimated insured deposits. On September 30, 2018 the DRR rose above 1.35%. Accordingly, the surcharge for depository institutions with assets of greater than $10 billion ceased.

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

Title VII of the Dodd-Frank Act, commonly known as the Swap Rule, subjects nearly all derivative transactions to the regulations of the Commodity Futures Trading Commission ("CFTC") or SEC. This includes registration, recordkeeping, reporting, capital, margin and business conduct requirements on swap dealers and major swap participants. Under CFTC and SEC rules, entities transacting in less than $8 billion in notional value of swaps over any 12 month period are exempt from the definition of and registration as a "swap dealer". The Company currently estimates that the nature and volume of its swaps activity will not require it to register as a swap dealer.

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

Following a steep downturn in the initial months of the COVID-19 pandemic, the economy has continued to strengthen as businesses have broadly reopened and the healthy positions of households and businesses continue to support demand. In March 2021, Congress passed a $1.9 trillion coronavirus rescue package, the American Rescue Plan Act of 2021, designed to facilitate recovery from the devastating economic and health effects of the pandemic. The package included stimulus checks for qualifying Americans, extended unemployment insurance, small business support, increases in certain tax credits, and lower health insurance premiums.

The December 2021 unemployment rate of 3.9% is considerably lower than the December 2020 unemployment rate of 6.7%. The Federal Open Market Committee ("FOMC") is seeking to achieve maximum employment and inflation at the rate of 2% over the long run. Currently, inflation is running well above 2% as supply chain problems have made it difficult for producers to meet strong demand. While the FOMC has decided to keep the target range for the federal funds rate at zero to a quarter percentage point for the time being, it has stated it soon expects a rise in the target range will be appropriate. The FOMC has decided to reduce the pace of net asset purchases and bring them to an end in March, 2022.

Our base case economic forecast for the fourth quarter of 2021 assumes GDP near 7% for the fourth quarter of 2021 and then ranges from 3% to 4% over the next four quarters. The civilian unemployment rate stabilizes at approximately 4% and WTI ranges between $67.35 and $76.99 per barrel over the next year. See "Summary of Credit Loss Experience" section in Management's Discussion and Analysis for further discussion around our economic forecast.

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

Strategic, Compliance and Regulatory Risk Factors

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
•inability to access capital;
•decreases in net interest margins;
•increases in competition;
•a breach in the security of BOK Financial's systems; and
•adverse regulatory developments.

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

The increasingly competitive environment is in part a result of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. Our success depends on our ability to respond to the threats and opportunities of financial technology innovations. Developments in "fintech" and crypto-currencies have the potential to disrupt the financial industry and change the way banks do business. Investment in new technology to stay competitive could result in significant costs and increased cybersecurity risk. Our success depends on our ability to adapt to the pace of the rapidly changing technological environment, which is important to retention and acquisition of customers.

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
Our business, financial condition, liquidity and results of operations could be adversely affected by the COVID-19 pandemic or other health crisis.

The Coronavirus Disease 2019 (“COVID-19”) pandemic created economic and financial disruptions that have adversely affected BOK Financial’s business, financial condition, liquidity and results of operations and may continue to do so in the future. The extent to which the COVID-19 pandemic will continue to affect our business will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the addition of infectious variants, the continued effectiveness of vaccines and the willingness of the population to get vaccines, the continued effectiveness of our business continuity plan, the direct and indirect impact of the pandemic on our employees, customers, clients, counterparties and service providers, as well as other market participants, and the effectiveness of actions taken by governmental authorities and other third parties in response to the pandemic.

The current pandemic or other health crisis could destabilize the financial markets and the general economy. Forced shutdowns or regulations limiting business could have an adverse effect on our customers, limiting their ability to satisfy obligations and limiting growth or demand for our loans and other services, which could affect our liquidity, financial condition and results of operations.
The effects of climate change and resulting government regulations could adversely affect BOK Financial and BOK Financial customers.
The current and anticipated effects of climate change have resulted in increased political and social attention. Climate changes present physical and transition risks to BOK Financial, both of which are expected to increase over time. Physical risks relate to the harm of people or property arising from acute, climate-related disaster events such as hurricanes or tornadoes, as well as longer-term chronic phenomena such as higher average temperatures. Physical risks specific to BOK Financial include:

•Increases in extreme weather events could damage or destroy the property of BOK Financial or its customers, disrupting operations and causing significant expenditures.
•Significant damages to real properties securing our loans could cause the value of the loan portfolio to contract. Borrowers may be unable to make payments on loans increasing delinquency rates and average loan loss severity.
•Wide-range weather disasters, including but not limited to, long periods of drought and rising sea levels, could result in an economic downturn and a decline in market conditions. Liquidity risks could arise as operational needs change for both BOK Financial and its customers.
•We may not have adequate insurance coverage for some potential natural, catastrophic climate change-related events.

Transition risks relate to stresses arising from the shifts in regulatory policies, consumer or business sentiment, or technologies required to limit climate change. The U.S. Congress, state legislatures and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. Transition risks specific to BOK Financial include:

•Compliance, operating, maintenance and remediation costs may require a significant amount of capital affecting BOK Financial’s liquidity position.
•BOK Financial’s credit portfolios include carbon-intensive industries, which could be adversely impacted by the transition to a low-carbon economy. BOK Financial has a long-standing relationship with the energy industry and the local economies within BOK Financial’s geographical footprint have a concentration in energy-related industries. The regulatory impacts on the energy industry could lead to sharp changes in the values of certain assets or liabilities, increase costs, hinder financial results and shrink the industry. These changes could have a significant effect on the general economic conditions within our footprint.
•Reputational risk may increase as stakeholders become more focused on climate risk.

Credit Risk Factors

Adverse regional economic developments could negatively affect BOK Financial's business.

At December 31, 2021, loans to businesses and individuals with collateral primarily located in Texas represented approximately 34% of the total loan portfolio, loans to businesses and individuals with collateral primarily located in Oklahoma represented approximately 16% of our total loan portfolio and loans to businesses and individuals with collateral primarily located in Colorado represented approximately 12% of our total loan portfolio. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas. Poor economic conditions in Texas, Oklahoma, Colorado or other markets in the southwest region may cause BOK Financial to incur losses associated with higher default rates and decreased collateral values in BOK Financial's loan portfolio. A regional economic downturn could also adversely affect revenue from brokerage and trading activities, mortgage loan originations and other sources of fee-based revenue.

Extended oil and gas commodity price downturns could negatively affect BOK Financial customers.

At December 31, 2021, 15% of BOK Financial's total loan portfolio is comprised of loans to borrowers in the energy industry. The energy industry is historically cyclical and prolonged periods of low oil and gas commodity prices could negatively impact borrowers' ability to pay. In addition, the Company does business in several major oil and natural gas producing states including Oklahoma, Texas and Colorado. The economies of these states could be negatively impacted by prolonged periods of low oil and gas commodity prices resulting in increased credit migration to classified and nonaccruing categories, higher loan loss provisions and risk of credit losses from both energy borrowers and businesses and individuals in those regional economies.

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

Economic conditions globally could impact BOK Financial’s customers and counterparties with which we do business. The ongoing COVID-19 pandemic has affected economies around the world, trade related issues remain between the United States and China, and tension exists amongst the United States and OPEC Plus countries, including Russia and countries in the Middle East, over oil production levels. The current geopolitical environment, including events in Europe, Ukraine, and China, remain a risk to global economic conditions.

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

Liquidity, Price, and Interest Rate Risk Factors

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
•changes in depositor behavior; and
•open market operations in U.S. Government securities.

A significant increase in market interest rates, or the perception that an increase may occur, could adversely affect both BOK Financial's ability to originate new loans and BOK Financial's ability to grow. Conversely, a decrease in interest rates could result in acceleration in the payment of loans, including loans underlying BOK Financial's holdings of residential mortgage-backed securities and termination of BOK Financial's mortgage servicing rights. In addition, changes in market interest rates, changes in the relationships between short-term and long-term market interest rates or changes in the relationships between different interest rate indices, could affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income, which would reduce the Company’s net interest revenue. In a rising interest rate environment, the composition of the deposit portfolio could shift resulting in a mix that is more sensitive to changes in interest rates than is the current mix. Deposit repricing behavior may also differ from our models or from previous rate increases. An increase in market interest rates also could adversely affect the ability of BOK Financial's floating-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and net charge-offs, which could adversely affect BOK Financial's business.
On March 5, 2021, the U.K. Financial Conduct Authority ("FCA") confirmed that the publication of the principal tenors of the U.S. dollar London Interbank Offered Rate ("LIBOR") will cease immediately following a final publication on June 30, 2023. Further, U.S. regulators released a joint inter-agency statement about their expectations that banks cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.

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

The Company has ceased production of new LIBOR-based exposure as of December 31, 2021 and now offers floating rate products in various alternative reference rates with the majority of volume being observed thus far in the Secured Overnight Financing Rate (“SOFR”). Key loan provisions have been modified so that new and renewed loans include LIBOR fallback language designed to ensure the smoothest possible transition from LIBOR to the new benchmark when such transition occurs. All existing financial contracts with direct exposure to LIBOR have been inventoried and are being tracked. Indirect exposures in the form of LIBOR-related systems, models, and processes have been inventoried, evaluated, and prioritized and remediation is underway.

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

Mortgage servicing revenue is a fee earned over the life of the related loan. However, mortgage servicing rights are assets that are carried at fair value, which are very sensitive to numerous factors with the primary factor being changes in market interest rates. Falling interest rates tend to increase loan prepayments, which may lead to a decrease in the value of related servicing rights. We attempt to manage this risk by maintaining an active hedging program. The primary objective of the Company's hedging program is to provide an offset to changes in the fair value of these rights due to hedgeable risks, primarily changes in market interest rates. Due to numerous unhedgeable factors, hedging strategies may not offset all changes in the fair value of the asset. Such unhedgeable factors include, but are not limited to, changes in customer prepayment or delinquency behavior that is inconsistent with historical actual performance in a similar market environment; changes in the long-term or short-term primary/secondary mortgage spreads; and changes in survey-driven assumptions such as the cost of servicing and discount rates.

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

In addition, the Company actively engages in trading activities that provide U.S. government agency residential mortgage-backed securities and related derivative instruments to our customers. Trading activities generate net interest revenue and trading revenue. Trading revenue and customer hedging revenue varies in response to customer demand. The value of trading securities will increase in response to decreases in interest rates or decrease in response to increases in interest rates and other bond market factors. We mitigate the market risk of holding trading securities through appropriate economic hedging techniques.

Models may fail to reasonably predict changes in values caused by changes in interest rates, prepayment speeds, and other relevant stimuli, which could adversely affect our business or results of operations.

We use quantitative models to assist in measuring risk and predicting changes in the value of financial instruments. The outputs of these models are used to determine hedging strategy related to mortgage servicing rights, mortgage production pipeline and trading securities. We also use models to estimate the effects of changing interest rates and other market measures in order to adequately structure assets and liabilities to manage interest rate sensitivity. Inaccurate information obtained from these models could result in poor management decisions that lead to an elevated exposure to interest rates, which could adversely affect our results of operations.

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

Operating and Transaction Risk Factors

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

Our business, financial, accounting, data processing systems and other operating systems and facilities may stop operating properly or become disabled as a result of a number of factors that may be wholly or partially beyond our control. In addition to cyber attacks, there could be sudden increases in customer transaction volume, electrical or telecommunications outages, extended disruptions in operations or technology, natural disasters, pandemics, and events arising from political or social matters, including terrorist attacks. Third parties with whom we do business or that facilitate our business activities including exchanges, clearing houses, financial intermediaries or vendors that provide services or security solutions for our operations, could also be sources of operational or information security risk to the Company, including breakdowns or failures of their own systems, capacity constraints or cyber attacks.

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

Although to date we have not experienced any material losses relating to cyber attacks or other information security breaches or operational failures, there can be no assurance that we will not suffer such losses in the future. Attempts to compromise our cybersecurity are regular and frequent. Our risk and exposure to these matters remains heightened and as a result the continued development and enhancement of our controls, processes and practices designed to protect and facilitate the recovery of our systems, computers, software, data and networks from attack, damage or unauthorized access remains a high priority for us. As an additional layer of protection, we have purchased network and privacy liability risk insurance coverage. Our cybersecurity insurance may not provide sufficient coverage in the event of a breach, or may not be available in the future on acceptable terms.

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

Our business may be adversely affected if we are unable to hire and retain qualified employees.

An increasing competitive factor in the financial services industry is the ability to attract and retain talented and diverse employees across several lines of business. The transition by many employers to remote work and work-from-home that occurred during the COVID-19 pandemic seems likely to continue. Employers now less constrained by physical geography, particularly those in markets with elevated employee compensation, may increasingly compete for our employees.

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

Mr. George B. Kaiser owns approximately 55% of the outstanding shares of BOK Financial's common stock at December 31, 2021. Mr. Kaiser is able to elect all of BOK Financial's directors and effectively control the vote on all matters submitted to a vote of BOK Financial's common shareholders. Mr. Kaiser's ability to prevent an unsolicited bid for BOK Financial or any other change in control could have an adverse effect on the market price for BOK Financial's common stock. A substantial majority of BOK Financial's directors are not officers or employees of BOK Financial or any of its affiliates. However, because of Mr. Kaiser's control over the election of BOK Financial's directors, he could change the composition of BOK Financial's Board of Directors so that it would not have a majority of outside directors.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.
ITEM 2.   PROPERTIES

BOK Financial and its subsidiaries own and lease improved real estate that is carried at $397 million, net of depreciation and amortization. The Company’s principal offices are located in leased premises in the Bank of Oklahoma Tower in Tulsa, Oklahoma. Banking offices are primarily located in Tulsa and Oklahoma City, Oklahoma; Dallas, Fort Worth and Houston, Texas; Albuquerque, New Mexico; Denver, Colorado; Phoenix, Arizona; and Kansas City, Kansas/Missouri. Primary operations facilities are located in Tulsa and Oklahoma City, Oklahoma; Dallas, Texas and Albuquerque, New Mexico. The Company’s facilities are suitable for their respective uses and present needs.

The information set forth in Note 5 of the Company’s Notes to Consolidated Financial Statements, which appear elsewhere herein, provides further discussion related to properties.
ITEM 3.   LEGAL PROCEEDINGS

The information set forth in Note 14 of the Company’s Notes to Consolidated Financial Statements, which appear elsewhere herein, provides discussion related to legal proceedings.
ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BOK Financial’s $0.00006 par value common stock is traded on the NASDAQ Stock Market under the symbol BOKF. As of January 31, 2022, common shareholders of record numbered 724 with 68,322,916 shares outstanding.

The highest and lowest quarterly closing bid price for shares and cash dividends declared per share of BOK Financial common stock follows:

	First	Second	Third	Fourth
2021:
Low	$68.97	$83.71	$77.86	$90.31
High	97.60	92.25	91.80	108.91
Cash dividends declared	0.52	0.52	0.52	0.53
2020:
Low	$35.27	$40.50	$48.94	$51.17
High	86.82	67.46	61.55	72.61
Cash dividends declared	0.51	0.51	0.51	0.52

Shareholder Return Performance Graph

Set forth below is a line graph comparing the change in cumulative shareholder return of the NASDAQ Composite Index and the KBW NASDAQ Bank Index for the period commencing December 31, 2016 and ending December 31, 2021.*

Total Return Performance
BOK Financial Corporation
NASDAQ Composite Index
KBW NASDAQ Bank Index
325
300
275
250
225
200
175
150
125
100
75
Index Value
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Period Ending

	Period Ending December 31,
Index	2016	2017	2018	2019	2020	2021
BOK Financial Corporation	100.00	113.57	92.02	112.34	91.03	143.45
NASDAQ Composite	100.00	129.64	125.96	172.18	249.51	304.85
KBW NASDAQ Bank Index	100.00	118.59	97.58	132.84	119.14	164.80
*    Graph assumes value of an investment in the Company's Common Stock for each index was $100 on December 31, 2016. Cash dividends on Common Stock are assumed to have been reinvested in BOK Financial Common Stock.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2021.

Period	Total Number of Shares Purchased [2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1, 2021 to October 31, 2021	155	$102.03	—	1,795,052
November 1, 2021 to November 30, 2021	25,154	$103.74	25,000	1,770,052
December 1, 2021 to December 31, 2021	103,522	$104.65	103,522	1,666,530
Total	128,831		128,522
1    On April 30, 2019, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock. As of December 31, 2021, the Company had repurchased 3,333,470 shares under this plan. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations and other factors.
2    The Company may repurchase shares from employees to cover the exercise price and taxes in connection with employee shared-based compensation.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data is set forth within Table 1 of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table 1 – Consolidated Selected Financial Data
	December 31,
	2021	2020	2019
Selected Financial Data
Earnings per share (based on average equivalent shares):
Basic	$8.95	$6.19	$7.03
Diluted	8.95	6.19	7.03
Percentages (based on daily averages):
Return on average assets	1.23%	0.89%	1.19%
Return on average shareholders' equity	11.59%	8.55%	10.73%
Dividend payout ratio	23.29%	33.04%	28.56%
Allowance for loan losses to loans, excluding PPP loans[1]	1.29%	1.82%	0.97%
Combined allowance for credit losses to loans, excluding PPP loans[1,2]	1.45%	2.00%	0.98%
1    Metric meaningful due to the U.S. government agency guarantee and short-term nature of the Paycheck Protection Program ("PPP") loans.
2    Includes allowance for loan losses and accrual for off-balance sheet credit risk.

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

Economic conditions across the U.S. have continued to improve throughout 2021 following the initial year of the COVID-19 pandemic. As of December, 2021, the unemployment rate was down to 3.9%, a sharp decline from the levels experienced in 2020. In 2021, real GDP increased 5.7% compared to 3.4% in 2020. Inflation continues to be well above the FOMC's target of 2%. The Federal Reserve has kept the Federal Funds rate at or near zero throughout 2021, but has recently announced that increases may soon be appropriate. In addition, the FOMC has decided to reduce the monthly pace of net asset purchases and bring them to an end in March, 2022. See "Summary of Credit Loss Experience" section of Management's Discussion and Analysis for additional discussion around our economic forecast.

Performance Summary

Net income for the year ended December 31, 2021 totaled $618.1 million or $8.95 per diluted share compared with net income of $435.0 million or $6.19 per diluted share for the year ended December 31, 2020. An improved outlook of economic conditions related to the COVID-19 pandemic and massive government stimulus drove a $100.0 million reversal in 2021 of the $222.6 million provision for credit losses recorded in 2020.

Pre-provision net revenue ("PPNR"), a non-GAAP measure, was $697.9 million for 2021 compared to $786.4 million in the prior year. The decrease in PPNR was due to lower combined net interest revenue and fees and commission revenue. This was largely driven by lower average loan balances due to customer deleveraging during current economic uncertainty, narrowing net interest margin and compressed margins and production volumes from our mortgage-banking activities. The decline was partially offset by gains recognized on the sales of an alternative investment and repossessed assets.
Highlights of 2021 included:
•Net interest revenue totaled $1.1 billion for 2021, consistent with the prior year. Net interest margin was 2.60% for 2021 compared to 2.83% for 2020. The full impact of the reduction of the federal funds rate by the Federal Reserve in 2020 was realized in 2021. The following reduction in other short-term market interest rates reduced the yield on floating-rate assets by more than the amount by which funding costs could be reduced, compressing the margin. Average earning assets were $43.8 billion for 2021, up $3.1 billion over 2020, largely due to increased trading securities.
•Fees and commissions revenue was $668.3 million for 2021, a decrease of $142.0 million compared to 2020. Brokerage and trading revenues decreased $108.8 million due to a shift from fee revenue to net interest revenue, combined with narrowing margins. Mortgage banking revenue decreased $76.5 million due to a decrease in mortgage production volume combined with a reduction in production revenue as a percentage of production volume. Other revenue increased $18.3 million, primarily due to higher production revenue on repossessed oil and gas properties, which was largely offset by related operating expenses.
•Other gains, net increased $57.7 million to $63.7 million due to sales of an alternative investment and repossessed assets.
•Other operating expense totaled $1.2 billion, a $13.4 million increase compared to 2020. Personnel expense increased $6.9 million. Non-personnel expense increased $6.5 million, including an increase of $10.8 million of operating expenses on repossessed assets.
•The net economic benefit of the changes in the fair value of mortgage servicing rights and related economic hedges was $21.0 million during 2021 compared to an economic benefit of $24.9 million during 2020.
•The combined allowance for credit losses totaled $289 million or 1.45% of outstanding loans, excluding Paycheck Protection Program ("PPP") loans, at December 31, 2021. The combined allowance for credit losses was $426 million or 2.00% of outstanding loans, excluding PPP loans, at December 31, 2020.
•Nonperforming assets not guaranteed by U.S. government agencies decreased $173 million compared to December 31, 2020. Potential problem loans decreased $255 million and other loans especially mentioned decreased $212 million. Net charge-offs were $37.0 million or 0.17% of average loans, excluding PPP loans, in 2021. Net loans charged-off were $70.4 million or 0.32% of average loans, excluding PPP loans, in 2020.
•Period-end outstanding loan balances decreased $2.8 billion to $20.2 billion at December 31, 2021. Period-end PPP loans decreased $1.4 billion to $276.3 million. Commercial real estate loans decreased $867 million and commercial loans decreased $571 million. Average loans were $21.5 billion, a $1.9 billion decrease compared to 2020.
•Average deposits increased $5.2 billion to $37.9 billion and period-end deposits increased $5.1 billion to $41.2 billion at December 31, 2021, as customers maintained higher deposit balances during this time of economic uncertainty. Average interest bearing deposits increased $2.9 billion and average demand deposits grew by $2.3 billion.
•Common equity Tier 1 capital ratio was 12.24% at December 31, 2021. In addition, the Tier 1 capital ratio was 12.25%, total capital ratio was 13.29% and leverage ratio was 8.55% at December 31, 2021. At December 31, 2020, the Tier 1 capital ratio was 11.95%, the total capital ratio was 13.82% and the leverage ratio was 8.28%.

•The Company repurchased 1,359,657 common shares at an average price of $86.74 per share during 2021 and 1,107,100 common shares at an average price of $68.49 during 2020.
•The Company paid cash dividends of $2.09 per common share during 2021 and $2.05 per common share in 2020.

Net income for the fourth quarter of 2021 totaled $117.3 million or $1.71 per diluted share, compared to $188.3 million or $2.74 per diluted share for the third quarter of 2021.

Highlights of the fourth quarter of 2021 included:
•Net interest revenue totaled $277.1 million for the fourth quarter of 2021, a decrease of $3.2 million compared to the third quarter of 2021. Net interest margin was 2.52% for the fourth quarter of 2021 and 2.66% for the third quarter of 2021. PPP loan fees of $7.7 million were recognized in the fourth quarter of 2021 compared to $12.7 million in the previous quarter.
•Operating revenue totaled $157.4 million for the fourth quarter of 2021, a $72.4 million decrease compared to the third quarter of 2021. Brokerage and trading revenue decreased $33.1 million as uncertainty in the markets led to reduced transaction activity and tighter margins compared to elevated volumes in the third quarter. Lower mortgage loan production volume and smaller margins also reduced mortgage banking revenue by $5.0 million. The prior quarter also included a $31.1 million pre-tax gain on the sale of an alternative investment.
•Operating expenses in the fourth quarter totaled $299.5 million, an $8.2 million increase compared to the third quarter of 2021. The fourth quarter of 2021 included a $5.0 million charitable donation to the BOKF Foundation. Increases in business promotion costs, professional fees, and other expenses were partially offset by lower personnel expense.
•Continued strength in commodity prices coupled with an outlook for moderate growth in gross domestic product and the labor markets, improving credit quality metrics and lower loan balances resulted in a $17.0 million negative provision for expected credit losses in the fourth quarter of 2021. A $23.0 million negative provision for expected credit losses was recorded in the third quarter of 2021.

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

On January 1, 2020 BOK Financial’s accounting policies changed significantly with the adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Assets Measured at Amortized Cost ("ASU 2016-13" or "CECL"). Prior years were not restated. Prior to January 1, 2020, general allowances and nonspecific allowances were based on incurred credit losses. See Note 4 to the Consolidated Financial Statements for the description of the expected credit losses calculation of the allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments.

For the majority of risk-graded loans, the accruing loan’s expected credit loss estimate is sensitive to management judgment, particularly probability of default and loss given default assumptions, changes in specific macroeconomic factor forecasts and the probability weight assigned to each economic scenario, and appropriate adjustments.

Significant assumptions and estimates affecting the allowance for loan losses and accrual for off-balance sheet credit risk include:

•Probability of default and loss given default measurements are based on historical data that may not be a good predictor of future performance or actual losses.
•Probability of default is based on risk grades, a subjective measurement of the risk of a loan. This subjective assessment of risk may not reflect actual risk of loss.
•The forecast for each relevant economic loss driver and the probability weighting of economic scenarios are overseen by a senior management Economic Forecast Committee which includes members independent of the allowance process.
•The Allowance Committee may increase or decrease the allowance to reflect risks not captured in the quantitative component. Examples of circumstances that may result in adjustments include, but are not limited to, new lines of business, market conditions that have not been previously encountered, observed changes in credit risk that are not yet reflected in macroeconomic factors, or economic conditions that impact loss given default assumptions.

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

We describe critical elements affecting our estimate of expected credit loss in the "Summary of Credit Loss Experience" section of Management's Discussion and Analysis. While it is challenging to evaluate the allowance impact for a change in a particular input, results of such an analysis demonstrate how the quantitative element of the allowance behaves under different conditions. The sensitivity to management's economic scenario weighting may be quantified by comparing the results of weighting each economic scenario at 100%. For example, compared to a 100% Base Case scenario, a 100% Downside case would result in an additional $85 million in quantitative reserve, while a 100% Upside Case would result in $8 million less in quantitative reserve at December 31, 2021. Such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related allowance for a number of reasons including (1) management's weighting of multiple forecasted economic scenarios in estimating expected credit losses; (2) management's predictions of future economic trends and relationships among the scenarios may differ from actual events; and (3) management's application of subjective measures to modeled results when appropriate.

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

The assumptions used in this model are primarily based on mortgage interest rates. Evaluation of the effect of a change in one assumption without considering the effect of that change on other assumptions is not meaningful. Considering all related assumptions, we expect a 50 basis point increase in primary mortgage interest rates to increase the fair value of our servicing rights by $32 million. We expect a $42 million decrease in the fair value of our mortgage servicing rights from a 50 basis point decrease in primary mortgage interest rates.

Results of Operations
Net Interest Revenue and Net Interest Margin

2021 Net Interest Revenue

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

Tax-equivalent net interest revenue totaled $1.1 billion for 2021, consistent with the prior year. This includes $42.7 million of PPP loan fees for 2021 and $35.5 million for 2020. At December 31, 2021, $7.5 million of PPP loan fees remain to be recognized. Also included in 2021 was $16.1 million of net purchase discount accretion compared to $26.0 million in 2020. Approximately $31 million of purchase accounting discount remains to be accreted. Net interest revenue decreased $64.0 million due to changes in interest rates and increased $72.4 million from growth in earning assets. Table 2 shows the effects on net interest revenue due to changes in average balances and interest rates for the various types of earning assets and interest-bearing liabilities. In addition, see the Annual and Quarterly Financial Summary of consolidated daily average balances, yields and rates following the Consolidated Financial Statements.

Net interest margin was 2.60% for 2021 and 2.83% for 2020. The tax-equivalent yield on earning assets was 2.74% for 2021 compared to 3.24% in 2020. The full impact of the reduction of the federal funds rate by the Federal Reserve in 2020 was realized in 2021. A reduction in other short-term market interest rates followed, which reduced the yield on floating-rate assets by more than funding costs could be reduced, compressing the margin. Loan yields decreased 22 basis points to 3.62%. The available for sale securities portfolio yield decreased 41 basis points to 1.80%. The yield on trading securities fell 77 basis points to 1.98%. The yield on interest-bearing cash and cash equivalents decreased 32 basis points to 0.13%.

Funding costs decreased 32 basis points compared to 2020. The cost of interest-bearing deposits decreased 28 basis points. The cost of other short-term borrowings decreased 31 basis points. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 7 basis points for 2021, down from 12 basis points for 2020.

Average earning assets for 2021 increased $3.1 billion or 8% over 2020, largely due to an increase in our trading of U.S. government agency residential mortgage-backed securities, partially offset by a reduction in the loan portfolio. Average trading securities balances increased $4.7 billion due to increased customer demand. Average loans, net of allowance for loan losses, decreased $1.9 billion, largely due to purposeful deleveraging by our customers as borrowers continue to pay down during this time of economic uncertainty. The average balance of available for sale securities, which consists largely of residential and commercial mortgage-backed securities guaranteed by U.S. government agencies, increased $922 million. Fair value option securities that we hold as an economic hedge against changes in the fair value of mortgage servicing rights decreased $702 million.

Total average deposits grew by $5.2 billion over the prior year. This increase is largely due to customers retaining elevated balances in the current economic environment combined with government stimulus-related deposits. Average interest-bearing transaction account balances increased $3.0 billion. Average demand deposit balances increased $2.3 billion. Average short-term borrowings decreased $3.5 billion.

Our overall objective is to manage the Company’s balance sheet for changes in interest rates as is further described in the Market Risk section of this report. Approximately 76% of our commercial and commercial real estate loan portfolios are either variable rate loans or fixed rate loans that will re-price within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that re-price more slowly than the loans. The result is a balance sheet that would be asset sensitive, which means that assets generally re-price more quickly than liabilities. Among the strategies that we use to manage toward a relatively rate-neutral position, we purchase fixed rate residential mortgage-backed securities issued primarily by U.S. government agencies and fund them with market rate sensitive liabilities. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also may use derivative instruments to manage our interest rate risk.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 2 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

Fourth Quarter 2021 Net Interest Revenue

Tax-equivalent net interest revenue totaled $279.2 million for the fourth quarter of 2021, a decrease of $3.3 million compared to the third quarter of 2021.

Net interest margin was 2.52% for the fourth quarter of 2021 compared to 2.66% for the third quarter of 2021. PPP loan fees of $7.7 million were recognized in the fourth quarter of 2021 compared to $12.7 million in the previous quarter. The tax-equivalent yield on earning assets was 2.66% for the fourth quarter of 2021, a decrease of 12 basis points compared to the third quarter of 2021. Loan yields increased 2 basis points to 3.70%. Excluding PPP loan fees, the loan portfolio yield increased 11 basis points, primarily due to the timing of loan fees. Yield on available for sale securities decreased 8 basis points to 1.72%. Yield on trading securities was down 15 basis points to 1.89%.

Funding costs increased 2 basis points compared to the third quarter of 2021. The cost of other short-term borrowings increased 37 basis points while the cost of interest-bearing deposits decreased 1 basis point. The cost of subordinated debentures decreased 61 basis points due to the redemption of $150 million in the third quarter of 2021. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 7 basis points in the fourth quarter of 2021 and third quarter of 2021.

Average earning assets for the fourth quarter of 2021 increased $1.3 billion over the third quarter of 2021. Average loans, net of allowance for loan losses, decreased $572 million, largely due to paydowns of PPP and commercial real estate loans, partially offset by growth in commercial loans. Trading securities balances increased $1.6 billion as we increased our trading of U.S. government agency residential mortgage-backed securities. Average interest bearing cash and cash equivalents grew by $526 million. Available for sale securities decreased $198 million.

Average deposits increased $2.0 billion over the third quarter of 2021, as customers choose to retain elevated balances in the current environment. Average demand deposit balances increased $1.1 billion and average interest-bearing transaction accounts increased $891 million. Other borrowings decreased $1.7 billion while funds purchased and repurchase agreements increased $1.4 billion.

2020 Net Interest Revenue

Tax-equivalent net interest revenue for 2020 was $1.1 billion, consistent with 2019. This included $26.0 million of net purchase discount accretion for 2020 and $37.8 million for 2019. Also included for 2020 was $35.5 million of PPP loan fees, which were not present in 2019. Net interest revenue decreased $108.7 million due to rates and increased $102.8 million from growth in earning assets.

Net interest margin was 2.83% for 2020 compared to 3.11% for 2019. The tax-equivalent yield on average earning assets decreased 103 basis points compared to 2019. In response to the anticipated impact to the economy from the COVID-19 pandemic, the Federal Reserve reduced the federal funds rate to near zero in March, 2020. The resulting impact on market interest rates compressed the net interest margin. Loan yields decreased 129 basis points. The available for sale securities portfolio yield decreased 37 basis points. The yield on interest-bearing cash and cash equivalents decreased 183 basis points. The yield on trading securities fell 80 basis points. The cost of interest-bearing deposits decreased 69 basis points and the cost of other short-term borrowings decreased 161 basis points. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 12 basis points for 2020, down from 45 basis points for 2019.

Average earning assets increased $4.3 billion or 12% over 2019, largely due to the expansion of the available for sale securities portfolio, loans originated as part of the PPP, and an increase in trading of U.S. government agency residential mortgage-backed securities. Average loans, net of allowance for loan losses, increased $1.1 billion, primarily related to $1.4 billion in average PPP loans. The average balance of available for sale securities increased $2.3 billion in order to reduce our exposure to falling short-term interest rates. The average balance of trading securities increased $1.3 billion. Total average deposits grew by $7.1 billion over 2019. This increase was largely due to the combination of focused deposit gathering initiatives, stimulus-related deposits, and customers retaining elevated balances in the current economic environment. Average interest-bearing transaction deposits increased $5.6 billion. Average short-term borrowings decreased $1.7 billion.

Table 2 – Volume/Rate Analysis
(In thousands)

	Year Ended			Year Ended
	December 31, 2021 / 2020			December 31, 2020 / 2019
		Change Due To1			Change Due To1
	Change	Volume	Yield / Rate	Change	Volume	Yield / Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$(1,770)	$540	$(2,310)	$(9,384)	$1,332	$(10,716)
Trading securities	88,272	128,039	(39,767)	5,982	22,824	(16,842)
Investment securities	(1,695)	(2,018)	323	(1,657)	(2,270)	613
Available for sale securities	(30,706)	20,115	(50,821)	7,303	47,992	(40,689)
Fair value option securities	(16,933)	(16,899)	(34)	(14,461)	(9,178)	(5,283)
Restricted equity securities	(5,260)	(3,286)	(1,974)	(15,897)	(10,782)	(5,115)
Residential mortgage loans held for sale	(932)	(694)	(238)	(708)	822	(1,530)
Loans	(121,321)	(71,533)	(49,788)	(235,592)	58,016	(293,608)
Total tax-equivalent interest revenue	(90,345)	54,264	(144,609)	(264,414)	108,756	(373,170)
Interest expense:
Transaction deposits	(38,463)	6,108	(44,571)	(72,430)	38,117	(110,547)
Savings deposits	(11)	121	(132)	(292)	88	(380)
Time deposits	(18,038)	(3,277)	(14,761)	(12,820)	176	(12,996)
Funds purchased and repurchase agreements	(7,521)	(5,491)	(2,030)	(37,398)	9,191	(46,589)
Other borrowings	(31,218)	(13,023)	(18,195)	(134,414)	(41,577)	(92,837)
Subordinated debentures	(3,409)	(2,532)	(877)	(1,169)	(8)	(1,161)
Total interest expense	(98,660)	(18,094)	(80,566)	(258,523)	5,987	(264,510)
Tax-equivalent net interest revenue	8,315	72,358	(64,043)	(5,891)	102,769	(108,660)
Change in tax-equivalent adjustment	(1,274)			(1,456)
Net interest revenue	$9,589			$(4,435)
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Table 2 – Volume/Rate Analysis (continued)
(In thousands)

	Three Months Ended
	Dec. 31, 2021 / Sep. 30, 2021
		Change Due To1
	Change	Volume	Yield / Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$238	$195	$43
Trading securities	5,531	8,876	(3,345)
Investment securities	(79)	(58)	(21)
Available for sale securities	(1,753)	750	(2,503)
Fair value option securities	(40)	(51)	11
Restricted equity securities	(537)	(705)	168
Residential mortgage loans held for sale	(32)	(33)	1
Loans	(4,570)	(5,621)	1,051
Total tax-equivalent interest revenue	(1,242)	3,353	(4,595)
Interest expense:
Transaction deposits	95	149	(54)
Savings deposits	—	1	(1)
Time deposits	(216)	(126)	(90)
Funds purchased and repurchase agreements	4,570	1,681	2,889
Other borrowings	(1,253)	(1,788)	535
Subordinated debentures	(1,175)	(909)	(266)
Total interest expense	2,021	(992)	3,013
Tax-equivalent net interest revenue	(3,263)	4,345	(7,608)
Change in tax-equivalent adjustment	(113)
Net interest revenue	$(3,150)
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

2021 Other Operating Revenue

Other operating revenue was $755.8 million for 2021, a decrease of $86.5 million or 10% compared to 2020. Brokerage and trading revenue decreased largely due to a shift from fee revenue to net interest revenue and narrowing margins. Mortgage production revenue was negatively impacted by a decline in mortgage production volumes and margin compression. Other gains, net increased $57.7 million due to sales of an alternative investment and repossessed assets.

Table 3 – Other Operating Revenue
(Dollars in thousands)

	Year Ended December 31,		2021 vs. 2020	2021 vs. 2020	Year Ended December 31,	2020 vs. 2019	2020 vs. 2019
	2021	2020	Increase (Decrease)	% Increase (Decrease)	2019	Increase (Decrease)	% Increase (Decrease)
Brokerage and trading revenue	$112,989	$221,833	$(108,844)	(49)%	$159,826	$62,007	39%
Transaction card revenue	96,983	90,182	6,801	8%	87,216	2,966	3%
Fiduciary and asset management revenue	178,274	167,445	10,829	6%	177,025	(9,580)	(5)%
Deposit service charges and fees	104,217	96,805	7,412	8%	112,485	(15,680)	(14)%
Mortgage banking revenue	105,896	182,360	(76,464)	(42)%	107,541	74,819	70%
Other revenue	69,950	51,695	18,255	35%	58,108	(6,413)	(11)%
Total fees and commissions revenue	668,309	810,320	(142,011)	(18)%	702,201	108,119	15%
Other gains, net	63,742	6,046	57,696	N/A	10,214	(4,168)	N/A
Gain (loss) on derivatives, net	(19,378)	42,320	(61,698)	N/A	14,951	27,369	N/A
Gain (loss) on fair value option securities, net	(2,239)	53,248	(55,487)	N/A	15,787	37,461	N/A
Change in fair value of mortgage servicing rights	41,637	(79,524)	121,161	N/A	(53,517)	(26,007)	N/A
Gain on available for sale securities, net	3,704	9,910	(6,206)	N/A	5,597	4,313	N/A
Total other operating revenue	$755,775	$842,320	(86,545)	(10)%	$695,233	$147,087	21%
Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 37% of total revenue for 2021, excluding provision for credit losses, gains and losses on securities and derivatives, other gains and losses and the change in the fair value of mortgage servicing rights. We believe that a variety of fee revenue sources provides an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. As an example of this strength, many of the economic factors such as rising interest rates resulting in growth in net interest revenue or fiduciary and asset management revenue may also decrease mortgage banking production volumes and related trading. We expect growth in other operating revenue to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, including the impact of the COVID-19 pandemic, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and trading revenue, which includes revenues from trading, customer hedging, retail brokerage and investment banking, decreased $108.8 million or 49% compared to the prior year.

Trading revenue includes net realized and unrealized gains and losses primarily related to sales of residential mortgage-backed securities guaranteed by U.S. government agencies and related derivative instruments that enable our mortgage-banking customers to manage their production risk. Trading revenue also includes net realized and unrealized gains and losses on municipal securities, asset-backed securities and other financial instruments that we sell to institutional customers, along with changes in the fair value of financial instruments we hold as economic hedges against market risk of our trading securities. Trading revenue was $27.6 million for 2021, a decrease of $116.7 million compared to 2020, due to a shift from fee revenue to net interest revenue on trading securities, combined with increased market volatility. See additional discussion in "Lines of Business" section of Management's Discussion and Analysis.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Derivative contracts executed with customers are offset with contracts between selected counterparties and exchanges to minimize market risk from changes in commodity prices, interest rates or foreign exchange rates. Customer hedging revenue totaled $20.4 million for 2021, a decrease of $2.3 million or 10% compared to 2020, primarily attributed to our energy customers.

Revenue earned from retail brokerage transactions totaled $18.8 million for 2021, an increase of $3.1 million or 20% over 2020. Retail brokerage revenue is primarily based on fees and commissions earned on sales of fixed income securities, annuities, mutual funds and other financial instruments to retail customers. Revenue is primarily based on the volume of customer transactions and applicable commission rate for each type of product.

Insurance brokerage fees were $11.8 million for 2021, consistent with the prior year.

Investment banking, which includes fees earned upon completion of underwriting, financial advisory services and loan syndication fees, totaled $34.4 million for 2021, an increase of $8.0 million or 30% compared to 2020, related to the timing and volume of commercial loan syndication fees.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of TransFund automated teller machine (“ATM”) locations and the number of merchants served. Transaction card revenue totaled $97.0 million for 2021, a $6.8 million or 8% increase over 2020. Revenues from the processing of transactions on behalf of the members of our TransFund electronic funds transfer ("EFT") network totaled $80.1 million, up $1.8 million or 2% over 2020. The number of TransFund ATM locations totaled 2,593 at December 31, 2021 compared to 2,599 at December 31, 2020. Corporate card revenue totaled $5.0 million, up $2.4 million or 93% over 2020 due to increased transactions from the broader reopening of the economy. Merchant services fees paid by customers for account management and electronic processing of card transactions totaled $11.9 million, an increase of $2.6 million or 28% over the prior year.

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

Fiduciary and asset management revenue increased $10.8 million or 6% compared to 2020. An increase in trust and managed account fees from higher client asset balances was partially offset by a decrease in mutual fund fees as the low rate environment has put pressure on our mutual fund revenue streams. We also had approximately $11.7 million in fee waivers during 2021 compared to approximately $5.6 million in fee waivers during 2020. We have voluntarily waived certain administration fees on the Cavanal Hill money market funds in order to maintain positive yields on these funds in the current low short-term interest rate environment.

A distribution of assets under management or administration and related fiduciary and asset management revenue follows:

Table 4 -- Assets Under Management or Administration
(Dollars in thousands)

	Year Ended December 31,
	2021			2020			2019
	Balance	Revenue[1]	Margin[2]	Balance	Revenue[1]	Margin[2]	Balance	Revenue[1]	Margin[2]
Managed fiduciary assets:
Personal	$12,739,289	$110,052	0.86%	$11,172,457	$96,094	0.86%	$10,441,048	$99,850	0.96%
Institutional	17,477,280	29,286	0.17%	15,364,387	26,555	0.17%	13,485,300	21,143	0.16%
Total managed fiduciary assets	30,216,569	139,338	0.46%	26,536,844	122,649	0.46%	23,926,348	120,993	0.51%

Non-managed assets:
Fiduciary	34,320,264	28,645	0.08%	28,949,648	38,899	0.13%	24,923,807	47,272	0.19%
Non-fiduciary	20,253,072	10,291	0.05%	18,599,156	5,897	0.03%	17,752,566	8,760	0.05%
Safekeeping and brokerage assets under administration	20,127,816	—	—%	17,506,599	—	—%	16,138,240	—	—%
Total non-managed assets	74,701,152	38,936	0.05%	65,055,403	44,796	0.07%	58,814,613	56,032	0.10%

Total assets under management or administration	$104,917,721	$178,274	0.17%	$91,592,247	$167,445	0.18%	$82,740,961	$177,025	0.21%
1    Fiduciary and asset management revenue includes asset-based and other fees associated with the assets.
2    Revenue divided by period-end balance.

A summary of changes in assets under management or administration for the year ended December 31, 2021, 2020, and 2019 follows:

Table 5 -- Changes in Assets Under Management or Administration
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$91,592,247	$82,740,961	$76,279,777
Net inflows (outflows)	4,786,237	1,859,868	(257,531)
Net change in fair value	8,539,237	6,991,418	6,718,715
Ending balance	$104,917,721	$91,592,247	$82,740,961

Assets under management as of December 31, 2021 consist of 41% fixed income, 38% equities, 14% cash and 7% alternative investments. Net inflows to assets under management increased during 2021 as new financial institution client relationships were gained and existing clients added to their asset balances.

Deposit service charges and fees totaled $104.2 million for 2021, a $7.4 million or 8% increase over 2020. Service charges earned primarily on commercial deposit accounts totaled $54.4 million, a $5.9 million or 12% increase over the previous year. Decreases in the earnings credit rates caused by the low interest rate environment resulted in higher service charges. Check card revenue totaled $23.7 million, up $2.4 million or 11% over 2020 due to increased volume. Overdraft fees earned primarily on consumer deposit accounts totaled $21.6 million for 2021, unchanged from 2020.

Mortgage banking revenue totaled $105.9 million for 2021, a $76.5 million or 42% decrease compared to 2020. Mortgage production revenue decreased $65.1 million. Production volume was down $1.4 billion and production revenue as a percentage of production volume also decreased 83 basis points to 2.33%. Mortgage servicing revenue was $45.2 million, an $11.3 million decrease compared to the prior year. The average outstanding principal balance of mortgage loans serviced for others totaled $15.4 billion at December 31, 2021, a $3.0 billion decrease compared to December 31, 2020, largely due to a decline in mortgage loan production attributable to industry-wide housing inventory constraints and overall market conditions. During the fourth quarter of 2021, we completed an acquisition of mortgage servicing rights with an unpaid principal balance of $2.0 billion.

Table 6 – Mortgage Banking Revenue
(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Mortgage production revenue	$60,712	$125,848	$42,720

Mortgage loans funded for sale	$2,818,789	$3,764,112	$2,973,291
Add: Current year end outstanding commitments	171,412	380,637	158,460
Less: Prior year end outstanding commitments	380,637	158,460	160,848
Total mortgage production volume	2,609,564	3,986,289	2,970,903

Production revenue as a percentage of production volume	2.33%	3.16%	1.44%
Realized margin on funded mortgage loans	2.15%	3.34%	1.44%
Mortgage loan refinances to mortgage loans funded for sale	58%	58%	44%
Primary mortgage interest rates:
Average	2.96%	3.10%	3.94%
Period end	3.11%	2.67%	3.74%

Mortgage servicing revenue	$45,184	$56,512	$64,821
Average outstanding principal balance of mortgage loans serviced for others	15,404,548	18,422,210	21,257,462
Average mortgage servicing fee rates	0.29%	0.31%	0.30%

Primary rates disclosed in Table 6 above represent rates generally available to borrowers on 30 year conforming mortgage loans.

Other revenue totaled $70.0 million for 2021, an increase of $18.3 million or 35% over 2020, primarily due to higher production revenue from repossessed oil and gas properties; however, this was partially offset by increased operating expenses on these properties.

Other gains, net and net gains on securities and derivatives

Other gains, net increased $57.7 million compared to 2020. The sale of an alternative investment resulted in a $31.1 million gain, net of non-controlling interest. A $14.1 million gain realized on the sale of an equity interest received as part of the workout of a defaulted energy loan was partially offset by a $5.2 million loss on the extinguishment of subordinated debentures.
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

Table 7 – Gain (Loss) on Mortgage Servicing Rights, Net of Economic Hedge
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Gain (loss) on mortgage hedge derivative contracts, net	$(19,632)	$42,096	$14,589
Gain (loss) on fair value option securities, net	(2,239)	53,248	15,787
Gain (loss) on economic hedge of mortgage servicing rights	(21,871)	95,344	30,376
Gain (loss) on change in fair value of mortgage servicing rights	41,637	(79,524)	(53,517)
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges included in other operating revenue	19,766	15,820	(23,141)
Net interest revenue on fair value option securities[1]	1,279	9,085	5,214
Total economic benefit (cost) of changes in the fair value of mortgage servicing rights, net of economic hedges	$21,045	$24,905	$(17,927)
1    Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Fourth Quarter 2021 Other Operating Revenue

Table 8 – Fourth Quarter 2021 Other Operating Revenue
(Dollars in thousands)

	Three Months Ended
	Dec. 31, 2021	Sep. 30, 2021	Increase (Decrease)	% Increase (Decrease)
Brokerage and trading revenue	$14,869	$47,930	$(33,061)	(69)%
Transaction card revenue	24,998	24,632	366	1%
Fiduciary and asset management revenue	46,872	45,248	1,624	4%
Deposit service charges and fees	26,718	27,429	(711)	(3)%
Mortgage banking revenue	21,278	26,286	(5,008)	(19)%
Other revenue	11,586	18,896	(7,310)	(39)%
Total fees and commissions revenue	146,321	190,421	(44,100)	(23)%
Other gains, net	6,081	31,091	(25,010)	N/A
Loss on derivatives, net	(4,788)	(5,760)	972	N/A
Gain (loss) on fair value option securities, net	1,418	(120)	1,538	N/A
Change in fair value of mortgage servicing rights	7,859	12,945	(5,086)	N/A
Gain on available for sale securities, net	552	1,255	(703)	N/A
Total other operating revenue	157,443	229,832	(72,389)	(31)%

Other operating revenue was $157.4 million for the fourth quarter of 2021, a $72.4 million or 31% decrease compared to the third quarter of 2021.

Brokerage and trading revenue decreased $33.1 million to $14.9 million. Uncertainty around tapering by the Federal Reserve combined with year-end balance sheet management and concerns over yield curve steepening, resulted in decreased transaction activity and tighter margins for trading activities in the market. These factors combined to decrease trading revenue by $37.3 million. Customer hedging revenue increased $2.2 million, primarily attributed to energy customers. Investment banking revenue increased $2.6 million, largely due to the timing and increase of syndication activity.

Mortgage banking revenue was $21.3 million for the fourth quarter of 2021, a decrease of $5.0 million compared to the third quarter of 2021 due to lower production volume combined with narrowing margins. Mortgage loan production volumes were $501 million for the fourth quarter of 2021, compared to $615 million in the third quarter of 2021. Production revenue as a percentage of production volume, which includes unrealized gains and losses on our mortgage commitment pipeline and related hedges, decreased 50 basis points to 2.00%.

Other revenue decreased $7.3 million as a result of lower operating revenue from repossessed oil and gas assets due to the sale of a property, which was largely offset by a reduction of expenses on the same property.

Other gains, net, decreased $25.0 million compared to the prior quarter. The third quarter of 2021 included a $31.1 million gain on the sale of an alternative investment, which was partially offset by a $5.2 million loss on the extinguishment of subordinated debentures and a $3.9 million loss on the sale of a repossessed oil and gas asset.

2020 Other Operating Revenue

Other operating revenue totaled $842.3 million for 2020, an increase of $147.1 million or 21% compared to 2019. Lower mortgage interest rates during 2020 increased both mortgage loan production and related trading activities.

Brokerage and trading revenue for 2020 increased $62.0 million compared to 2019. Trading revenue increased $55.7 million over 2019. Customer hedging revenue increased $3.8 million compared to 2019 as energy customers increased hedging activity in the volatile commodity price environment. Insurance brokerage fees decreased $1.2 million compared to 2019. Investment banking revenue increased $4.1 million related to the timing and volume of completed transactions.

Transaction card revenue grew by $3.0 million over 2019, primarily due to growth in transaction volumes. Fiduciary and asset management revenue decreased $9.6 million compared to 2019. The low rate environment put pressure on our mutual fund revenue streams, partially offset by increased trust and managed account fees from higher client asset balances. Deposits service charges and fees decreased $15.7 million due to lower overdraft fee volumes.

Mortgage banking revenue increased by $74.8 million over 2019. Lower mortgage interest rates led to an increase in mortgage loan production.

Other Operating Expense

2021 Other Operating Expense

Other operating expense for 2021 totaled $1.2 billion, a $13.4 million or 1% increase over the prior year. Personnel expense increased $6.9 million or 1%. Non-personnel expense increased $6.5 million or 1%.

Table 9 – Other Operating Expense
(Dollars in thousands)

	Year Ended December 31,		2021 vs. 2020	2021 vs. 2020	Year Ended December 31,	2020 vs. 2019	2020 vs. 2019
	2021	2020	Increase (Decrease)	% Increase (Decrease)	2019	Increase (Decrease)	% Increase (Decrease)
Regular compensation	$384,808	$390,282	$(5,474)	(1)%	$395,902	$(5,620)	(1)%
Incentive compensation:
Cash-based compensation	187,974	183,868	4,106	2%	143,317	40,551	28%
Share-based compensation	13,246	18,228	(4,982)	(27)%	16,753	1,475	9%
Deferred compensation	9,789	8,401	1,388	17%	8,711	(310)	(4)%
Total incentive compensation	211,009	210,497	512	—%	168,781	41,716	25%
Employee benefits	99,565	87,695	11,870	14%	95,882	(8,187)	(9)%
Total personnel expense	695,382	688,474	6,908	1%	660,565	27,909	4%
Business promotion	16,289	14,511	1,778	12%	35,662	(21,151)	(59)%
Charitable contributions to BOKF Foundation	9,000	9,000	—	—%	3,000	6,000	200%
Professional fees and services	50,906	53,437	(2,531)	(5)%	54,861	(1,424)	(3)%
Net occupancy and equipment	108,587	112,722	(4,135)	(4)%	110,275	2,447	2%
Insurance	15,881	19,990	(4,109)	(21)%	20,906	(916)	(4)%
Data processing & communications	151,614	135,497	16,117	12%	124,983	10,514	8%
Printing, postage and supplies	14,218	15,061	(843)	(6)%	16,517	(1,456)	(9)%
Amortization of intangible assets	18,311	20,443	(2,132)	(10)%	20,618	(175)	(1)%
Mortgage banking costs	42,698	56,711	(14,013)	(25)%	50,685	6,026	12%
Other expense	54,822	38,462	16,360	43%	35,172	3,290	9%
Total other operating expense	$1,177,708	$1,164,308	$13,400	1%	$1,133,244	$31,064	3%

Average number of employees (full-time equivalent)	4,816	5,011	(195)	(4)%	5,155	(144)	(3)%

Personnel expense

Personnel expense increased $6.9 million in 2021. Employee benefits expense increased $11.9 million or 14%, largely due to increased employee healthcare costs. Healthcare costs in 2020 were unusually low due to limitations placed on non-essential procedures as a result of the COVID-19 pandemic. Cash-based incentive compensation plans, which are either intended to provide current rewards to employees who generate long-term business opportunities for the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions, grew $4.1 million or 2% over 2020, primarily related to incentives on trading activity. These increases were partially offset by a decrease of $5.5 million or 1% in regular compensation expense and lower share-based compensation expense which decreased $5.0 million or 27% based on changes in assumptions of certain performance-based equity awards.

Non-personnel expense

Non-personnel expense increased $6.5 million or 1% over the prior year.

Other expense increased $16.4 million or 43%, primarily due to increased operating expense on repossessed assets; however, this was offset by increased operating revenue on these properties. Data processing and communications expense increased $16.1 million or 12%, largely due to technology project costs. These expense increases were partially offset by a decrease of $14.0 million or 25% in mortgage banking costs, primarily due to lower accruals related to default servicing and loss mitigation costs on loans serviced for others, combined with a decrease in prepayments. Occupancy and equipment expense decreased $4.1 million or 4%, as the prior year included impairment of two leases. Expense associated with FDIC insurance decreased $4.1 million or 21% as the Company's risk profile and liquidity improved.

Fourth Quarter 2021 Operating Expenses

Table 10 – Fourth Quarter 2021 Other Operating Expense
(Dollars in thousands)

	Three Months Ended
	Dec. 31, 2021	Sep. 30, 2021	Increase (Decrease)	% Increase (Decrease)
Regular compensation	$95,708	$95,808	$(100)	—%
Incentive compensation:
Cash-based compensation	45,610	54,437	(8,827)	(16)%
Share-based compensation	7,153	1,272	5,881	462%
Deferred compensation	2,071	1,549	522	34%
Total incentive compensation	54,834	57,258	(2,424)	(4)%
Employee benefits	23,932	22,797	1,135	5%
Total personnel expense	174,474	175,863	(1,389)	(1)%
Business promotion	6,452	4,939	1,513	31%
Charitable contributions to BOKF Foundation	5,000	—	5,000	N/A
Professional fees and services	14,129	12,436	1,693	14%
Net occupancy and equipment	26,897	28,395	(1,498)	(5)%
Insurance	3,889	3,712	177	5%
Data processing & communications	39,358	38,371	987	3%
Printing, postage and supplies	2,935	3,558	(623)	(18)%
Amortization of intangible assets	4,438	4,488	(50)	(1)%
Mortgage banking costs	8,667	8,962	(295)	(3)%
Other expense	13,256	10,553	2,703	26%
Total other operating expense	299,495	291,277	8,218	3%

Other operating expense for the fourth quarter of 2021 totaled $299.5 million, an increase of $8.2 million or 3% over the third quarter of 2021.

Personnel expense decreased $1.4 million or 1% compared to the third quarter of 2021. Cash-based incentive compensation plans, which are either intended to provide current rewards to employees who generate long-term business opportunities for the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions, decreased $8.8 million or 16%, primarily due to reduced trading volumes. Share-based compensation expense, which represents expense for equity awards based on the grant date fair value, increased $5.9 million or 462% due to changes in vesting assumptions related to performance-based share awards.

Non-personnel expense increased $9.6 million or 8% compared to the third quarter of 2021. The fourth quarter of 2021 included a $5.0 million charitable donation to the BOKF Foundation as we continue to focus on the communities we serve and the extreme need created by the pandemic. Smaller increases in business promotion costs, professional fees and services expense, and other expense supplemented the overall increase in non-personnel expense.

2020 Operating Expenses

Other operating expense totaled $1.2 billion for 2020, a $31.1 million or 3% increase over 2019. CoBiz added $17.2 million in integration costs in 2019. The fluctuation discussion below excludes these costs.

Personnel expense increased $30.8 million in 2020. Cash based incentive compensation grew $41.6 million over 2019, largely related to growth in mortgage-backed securities trading activities. This increase was partially offset by lower employee benefits costs of $7.2 million, largely related to decreased employee healthcare costs.

Non-personnel expense increased $17.5 million or 4% over 2019. Data processing and communications expense increased $12.5 million due to technology project costs. Occupancy and equipment expense increased $6.4 million, largely due to increased cleaning costs related to the COVID-19 pandemic as well as increased depreciation costs. Mortgage banking costs increased $6.0 million, primarily due to an increase in prepayments and accruals related to default servicing and loss mitigation costs on loans serviced for others. Charitable contributions to the BOKF Foundation increased $6.0 million as we focus on the communities we serve and the extreme need created by the pandemic. Professional fees increased $5.0 million. Business promotion costs, consisting largely of travel and entertainment and advertising costs, were down $19.5 million, primarily due to the effects of the COVID-19 pandemic.
Income Taxes

Income tax expense was $179.8 million or 22.6% of net income before taxes for 2021, $128.8 million or 22.8% of net income before taxes for 2020 and $130.2 million or 20.6% of net income before taxes for 2019.

Net deferred tax assets totaled $34.5 million at December 31, 2021 compared to net deferred tax liabilities of $9.5 million at December 31, 2020. We have evaluated the recoverability of our deferred tax assets based on the generation of future taxable income during the periods in which those temporary differences become deductible and determined that no valuation allowance was required in 2021 or 2020.

Income tax expense was $34.8 million or 22.9% of net income before taxes for the fourth quarter of 2021 compared to $54.1 million or 22.4% of net income before taxes for the third quarter of 2021.

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

We allocate resources and evaluate the performance of our lines of business using the net direct contribution, which includes the allocation of funds and capital costs. Credit costs are attributed to the lines of business based on net loans charged off or recovered. The difference between credit costs attributed to the lines of business and the consolidated provision for credit losses is attributed to Funds Management. In addition, we measure the performance of our business lines after allocations of certain indirect expenses and taxes based on statutory rates.

The cost of funds borrowed from the Funds Management unit by the operating lines of business is transfer priced at rates that approximate market rates for funds with similar repricing and cash flow characteristics. Market rates are generally based on the applicable wholesale borrowing rates or interest rate swap rates, adjusted for prepayment risk and liquidity risk. This method of transfer-pricing funds that support assets of the operating lines of business tends to insulate them from interest rate risk.

The value of funds provided by the operating lines of business to the Funds Management unit is also based on rates that approximate wholesale market rates for funds with similar repricing and cash flow characteristics. Market rates are generally based on a proxy of wholesale borrowing rates or interest rate swap rates. The funds credit formula applied to deposit products with indeterminate maturities is established based on their repricing characteristics reflected in a combination of the short-term wholesale funding rate and a moving average of an intermediate term swap rate, with an appropriate spread applied to both. Shorter duration products are weighted towards the short term wholesale funding rates and longer duration products are weighted towards the intermediate swap rates. The expected duration ranges from 30 days for certain rate-sensitive deposits to five years. In order to appropriately reflect the organizational value of these deposits to the lines of business, methodology adjustments are made each January that attribute more or less deposit credit value to the business lines dependent upon historical and forward-looking interest rate expectations, with the offset to Funds Management and other. During 2019, short-term rates moved down materially, which was reflected in the funding credit to the business lines beginning in January, 2020. Those funding credits continued their downward trend in 2021 as a result of the sustained low-rate environment.

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

As shown in Table 11 following, net income attributable to our lines of business decreased $49.9 million or 10% compared to the prior year. Net interest revenue was consistent with the prior year as increased interest revenue from trading activities was offset by a decrease resulting from reduced average loan balances in 2021. Net charge-offs decreased $37.2 million compared to the prior year. Other operating revenue decreased $95.2 million largely due to a shift from fee revenue to net interest revenue and a decrease in mortgage banking revenues. An increase in other gains (losses), net, primarily from the $31.1 million gain recognized on the sale of an alternative investment, positively impacted other operating revenue. Other operating expense decreased $3.9 million compared to prior year, largely due to decreased compensation costs. The increase in net income attributed to Funds Management and other is largely due to release of provision during 2021 for expected credit losses over net charge-offs.

Table 11 – Net Income by Line of Business
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Commercial Banking	$328,516	$306,005	$374,806
Consumer Banking	27,643	97,974	60,193
Wealth Management	113,550	115,614	95,331
Subtotal	469,709	519,593	530,330
Funds Management and other	148,412	(84,563)	(29,572)
Total	$618,121	$435,030	$500,758

2021 Commercial Banking

Commercial Banking contributed $328.5 million to consolidated net income in 2021, an increase of $22.5 million or 7% compared to prior year. Other gains, net increased $35.1 million, primarily from the gain recognized on the sale of a merchant banking alternative investment in the third quarter of 2021.

Table 12 – Commercial Banking
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net interest revenue from external sources	$606,902	$714,932	$919,148
Net interest expense from internal sources	(71,167)	(126,444)	(242,907)
Total net interest revenue	535,735	588,488	676,241
Net loans charged off	31,128	69,475	39,011
Net interest revenue after net loans charged off	504,607	519,013	637,230

Fees and commissions revenue	227,081	187,119	168,667
Other gains, net	35,321	242	1,745
Other operating revenue	262,402	187,361	170,412

Personnel expense	168,285	159,165	163,106
Non-personnel expense	112,804	99,738	89,353
Other operating expense	281,089	258,903	252,459

Net direct contribution	485,920	447,471	555,183
Gain on financial instruments, net	154	193	106
Gain (loss) on repossessed assets, net	13,001	(2,677)	331
Corporate expense allocations	49,941	24,862	43,055
Income before taxes	449,134	420,125	512,565
Federal and state income taxes	120,618	114,120	137,759
Net income	$328,516	$306,005	$374,806

Average assets	$28,536,881	$26,994,075	$22,807,589
Average loans	16,853,006	18,711,372	18,090,224
Average deposits	17,659,695	14,319,729	10,319,677
Average invested capital	2,082,488	2,220,177	2,218,013
Net interest revenue decreased $52.8 million or 9% compared to the prior year, primarily due to reduced loan balances and lower yields on deposits sold to our Funds Management unit as the value of deposits was impacted by falling interest rates. Net loans charged-off decreased $38.3 million.

Fees and commissions revenue increased $40.0 million or 21%. Production revenue from repossessed oil and gas properties increased $17.1 million. Syndication fees increased $7.7 million due to the timing and volume of completed transactions during the year. The remaining increase was due to growth in revenues from the processing of transactions on behalf of the members of our TransFund EFT network and deposit service charges and fees.

Operating expense increased $22.2 million or 9% over 2020. Personnel expense increased $9.1 million or 6%, primarily due to incentive compensation costs. Non-personnel expense increased $13.1 million or 13%, primarily due to increased operating expenses on repossessed oil and gas properties. Corporate expense allocations increased $25.1 million or 101% compared to the prior year, largely due to credits received in 2020 related to PPP loan originations.

The average outstanding balance of loans attributed to Commercial Banking decreased $1.9 billion or 10% compared to 2020 to $16.9 billion, primarily due to purposeful deleveraging by our customers. See the Loans section of Management's Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans, which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking were $17.7 billion for 2021, a $3.3 billion or 23% increase over the prior year. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital for further discussion of change.

Fourth Quarter 2021 Commercial Banking

Table 13 - Commercial Banking - Fourth Quarter 2021
(Dollars in thousands)

	Three Months Ended
	Dec. 31, 2021	Sep. 30, 2021	Increase (Decrease)	% Increase (Decrease)
Net interest revenue from external sources	$148,948	$150,211	$(1,263)	(1)%
Net interest expense from internal sources	(8,225)	(16,107)	7,882	(49)%
Total net interest revenue	140,723	134,104	6,619	5%
Net loans charged off (recovered)	(1,933)	2,807	(4,740)	(169)%
Net interest revenue after net loans charged off (recovered)	142,656	131,297	11,359	9%

Fees and commissions revenue	57,414	56,452	962	2%
Other gains, net	629	36,059	(35,430)	N/A
Other operating revenue	58,043	92,511	(34,468)	(37)%

Personnel expense	47,242	41,942	5,300	13%
Non-personnel expense	27,217	26,359	858	3%
Other operating expense	74,459	68,301	6,158	9%

Net direct contribution	126,240	155,507	(29,267)	(19)%
Gain on financial instruments, net	43	44	(1)	N/A
Gain (loss) on repossessed assets, net	646	(3,945)	4,591	N/A
Corporate expense allocations	12,926	11,769	1,157	10%
Income before taxes	114,003	139,837	(25,834)	(18)%
Federal and state income taxes	30,489	37,143	(6,654)	(18)%
Net income	$83,514	$102,694	$(19,180)	(19)%

Average assets	$29,451,007	$28,474,132	$976,875	3%
Average loans	16,334,695	16,588,875	(254,180)	(2)%
Average deposits	19,537,285	17,881,673	1,655,612	9%
Average invested capital	2,021,214	2,038,519	(17,305)	(1)%

Commercial Banking contributed $83.5 million to consolidated net income in the fourth quarter of 2021, a decrease of $19.2 million compared to the third quarter of 2021. The prior quarter included a pre-tax gain of $31.1 million from the sale of an alternative investment. Net interest revenue increased $6.6 million over the third quarter of 2021, largely driven by increased deposit balances and improved spreads, partially offset by a $5.3 million increase in personnel expense.

2020 Commercial Banking

Commercial Banking contributed $306.0 million to consolidated net income in 2020, a decrease of $68.8 million or 18% compared to 2019. Net interest revenue decreased $87.8 million or 13% as yields on deposits sold to the Funds Management unit decreased as the value of deposits was impacted by falling interest rates. Net loans charged-off increased $30.5 million.

Fees and commissions revenue increased $18.5 million or 11% due to growth in customer energy hedging revenue and an increase in revenues from processing transactions on behalf of the members of our TransFund EFT network.

Operating expense increased $6.4 million or 3%, over 2019. Non-personnel expense increased $10.4 million or 12%. Increases in data processing and communications expense, occupancy and equipment expense, intangible amortization and deposit insurance costs were partially offset by a decrease in business promotion expense. Personnel expense decreased $3.9 million or 2%. A decrease in incentive compensation costs was partially offset by an increase in regular compensation. Corporate expense allocations decreased $18.2 million or 42% compared to the prior year.

2021 Consumer Banking

Consumer Banking services are provided through four primary distribution channels: traditional branches, the 24-hour ExpressBank call center, Internet banking and mobile banking. Consumer Banking also conducts mortgage banking activities through offices located outside of our Consumer Banking markets.

Net income attributed to Consumer Banking totaled $27.6 million for 2021, compared to $98.0 million in the prior year, largely due to lower mortgage loan production volumes and compression of margins.

Table 14 – Consumer Banking
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net interest revenue from external sources	$67,856	$78,004	$99,679
Net interest revenue from internal sources	35,671	69,000	95,775
Total net interest revenue	103,527	147,004	195,454
Net loans charged off	4,009	2,805	6,271
Net interest revenue after net loans charged off	99,518	144,199	189,183

Fees and commissions revenue	173,364	245,554	187,996
Other losses, net	(23)	(1,835)	(496)
Other operating revenue	173,341	243,719	187,500

Personnel expense	85,989	91,903	93,006
Other non-personnel expense	123,607	138,499	133,340
Total other operating expense	209,596	230,402	226,346

Net direct contribution	63,263	157,516	150,337
Gain (loss) on financial instruments, net	(21,871)	95,344	30,375
Change in fair value of mortgage servicing rights	41,637	(79,524)	(53,517)
Gain on repossessed assets, net	85	276	496
Corporate expense allocations	46,010	42,155	46,926
Net income before taxes	37,104	131,457	80,765
Federal and state income taxes	9,461	33,483	20,572

Net income	$27,643	$97,974	$60,193

Average assets	$10,029,687	$9,842,114	$9,301,341
Average loans	1,769,384	1,764,682	1,762,915
Average deposits	8,439,577	7,599,937	6,876,676
Average invested capital	250,554	259,333	294,923

Net interest revenue from Consumer Banking activities decreased by $43.5 million or 30% compared to 2020, primarily due to a decrease in the yield on deposits sold to our Funds Management unit. Average consumer deposits grew $840 million with interest-bearing transaction deposit balances increasing $429 million or 13% and demand deposit balances up by $390 million or 15%.

Fees and commissions revenue decreased $72.2 million or 29% compared to the prior year due to lower mortgage loan production volume combined with narrowing margins. Mortgage production volume decreased $1.4 billion or 35% and production revenue as a percentage of production volume, which includes unrealized gains and losses on our mortgage commitment pipeline and related hedges, decreased 83 basis points to 2.33%. Operating expense decreased $20.8 million or 9% compared to 2020, due to lower mortgage banking costs and compensation expense. Corporate expense allocations increased $3.9 million or 9% compared to the prior year.

Changes in the fair value of our mortgage servicing rights, net of economic hedges, as more fully presented in Table 7, resulted in a $19.8 million increase to pre-tax net income for 2021 compared to a $15.8 million increase to pre-tax net income in 2020.

Fourth Quarter 2021 Consumer Banking

Table 15 - Consumer Banking - Fourth Quarter 2021
(Dollars in thousands)

	Three Months Ended
	Dec. 31, 2021	Sep. 30, 2021	Increase (Decrease)	% Increase (Decrease)
Net interest revenue from external sources	$16,650	$16,967	$(317)	(2)%
Net interest expense from internal sources	13,735	10,255	3,480	34%
Total net interest revenue	30,385	27,222	3,163	12%
Net loans charged off	1,198	928	270	29%
Net interest revenue after net loans charged off	29,187	26,294	2,893	11%

Fees and commissions revenue	38,944	44,405	(5,461)	(12)%
Other losses, net	—	(4)	4	N/A
Other operating revenue	38,944	44,401	(5,457)	(12)%

Personnel expense	21,689	21,284	405	2%
Non-personnel expense	30,347	28,199	2,148	8%
Other operating expense	52,036	49,483	2,553	5%

Net direct contribution	16,095	21,212	(5,117)	(24)%
Loss on financial instruments, net	(3,444)	(5,949)	2,505	N/A
Change in fair value of mortgage servicing rights	7,859	12,945	(5,086)	N/A
Gain on repossessed assets, net	44	—	44	N/A
Corporate expense allocations	11,420	11,516	(96)	(1)%
Income before taxes	9,134	16,692	(7,558)	(45)%
Federal and state income taxes	2,324	4,260	(1,936)	(45)%
Net income	$6,810	$12,432	$(5,622)	(45)%

Average assets	$9,898,751	$9,813,757	$84,994	1%
Average loans	10,186,797	10,083,593	103,204	1%
Average deposits	8,682,437	8,516,942	165,495	2%
Average invested capital	249,446	242,319	7,127	3%
Consumer Banking contributed $6.8 million to net income in the fourth quarter of 2021, a decrease of $5.6 million compared to the third quarter of 2021. Net interest revenue increased $3.2 million mainly due to increased deposit balances and improved spreads. Fees and commissions revenue decreased $5.5 million primarily due to normal seasonality in mortgage loan production volume and margin compression. Other operating expense increased $2.6 million over the third quarter of 2021, due to increases in professional fees and other expenses.

2020 Consumer Banking

Net income attributed to Consumer Banking totaled $98.0 million for 2020, compared to $60.2 million in 2019. Net interest revenue decreased $48.5 million or 25%, primarily due to a decrease in the yield on deposits sold to our Funds Management unit. Fees and commissions revenue increased $57.6 million or 31% over 2019. Lower mortgage interest rates increased mortgage loan origination volumes by $1.0 billion or 34% and production revenue as a percentage of production volume increased 172 basis points due to industry-wide capacity constraints. Deposit service charges decreased $15.4 million or 24% as we proactively waived certain fees and the pandemic resulted in customers retaining cash and not maintaining the usual level of spending. Operating expense increased $4.1 million or 2% over 2019 as an increase in mortgage banking costs was largely offset by lower business promotion expenses.

2021 Wealth Management

Wealth Management contributed $113.6 million to consolidated net income in 2021, a decrease of $2.1 million or 2% compared to record earnings in the prior year.

Table 16 – Wealth Management
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net interest revenue from external sources	$214,458	$130,818	$61,277
Net interest revenue from internal sources	(386)	(13,528)	38,815
Total net interest revenue	214,072	117,290	100,092
Net loans recovered	(223)	(209)	(308)
Net interest revenue after net loans recovered	214,295	117,499	100,400

Fees and commissions revenue	298,765	399,229	341,333
Other gains (losses), net	197	(395)	56
Other operating revenue	298,962	398,834	341,389

Personnel expense	233,808	243,461	201,368
Other non-personnel expense	86,549	82,166	75,899
Other operating expense	320,357	325,627	277,267

Net direct contribution	192,900	190,706	164,522
Gain on financial instruments, net	—	4	2
Corporate expense allocations	40,301	35,331	36,239
Net income before taxes	152,599	155,379	128,285
Federal and state income tax	39,049	39,765	32,954

Net income	$113,550	$115,614	$95,331

Average assets	$19,425,475	$15,695,646	$10,204,426
Average loans	1,981,159	1,758,226	1,609,464
Average deposits	9,426,771	8,676,047	6,447,987
Average invested capital	310,627	300,860	274,599

Combined net interest revenue and fees and commission revenue attributed to the Wealth Management segment totaled $512.8 million for 2021, largely unchanged from the previous year. Revenue, primarily from U.S. government agency residential mortgage-backed securities trading activity, decreased $10.8 million due to narrowing margins, which was completely offset by increased fiduciary and asset management revenue. Growth in trust fees and managed account fees as a result of growth in assets under management and administration was partially offset by lower mutual fund fees and increased waivers.

Average Wealth Management loans grew by $223 million or 13% to $2.0 billion. Average deposits attributed to Wealth Management increased $751 million or 9% to $9.4 billion in 2021, led by growth in interest-bearing transaction deposits.

Operating expense decreased $5.3 million or 2% compared to the prior year. Personnel expense decreased $9.7 million or 4% primarily related to incentive compensation as a result of lower trading revenue. Non-personnel expense increased $4.4 million or 5% over 2020 largely due to technology project costs. Corporate expense allocations increased $5.0 million or 14% over the prior year.

Fourth Quarter 2021 Wealth Management

Table 17 - Wealth Management - Fourth Quarter 2021
(Dollars in thousands)

	Three Months Ended
	Dec. 31, 2021	Sep. 30, 2021	Increase (Decrease)	% Increase (Decrease)
Net interest revenue from external sources	$57,239	$55,697	$1,542	3%
Net interest expense from internal sources	990	(501)	1,491	(298)%
Total net interest revenue	58,229	55,196	3,033	5%
Net loans recovered	(71)	(70)	(1)	1%
Net interest revenue after net loans recovered	58,300	55,266	3,034	5%

Fees and commissions revenue	56,275	97,966	(41,691)	(43)%
Other losses, net	(472)	(78)	(394)	505%
Other operating revenue	55,803	97,888	(42,085)	(43)%

Personnel expense	51,871	65,802	(13,931)	(21)%
Non-personnel expense	23,076	21,615	1,461	7%
Other operating expense	74,947	87,417	(12,470)	(14)%

Net direct contribution	39,156	65,737	(26,581)	(40)%
Corporate expense allocations	9,971	10,101	(130)	(1)%
Income before taxes	29,185	55,636	(26,451)	(48)%
Federal and state income taxes	7,485	14,230	(6,745)	(47)%
Net income	$21,700	$41,406	$(19,706)	(48)%

Average assets	$20,725,903	$19,109,704	$1,616,199	8%
Average loans	2,065,261	1,971,380	93,881	5%
Average deposits	9,194,019	9,120,446	73,573	1%
Average invested capital	309,038	310,414	(1,376)	—%

Wealth Management contributed $21.7 million to net income in the fourth quarter of 2021, a decrease of $19.7 million compared to the third quarter of 2021. Combined net interest and fee revenue totaled $114.5 million, a decrease of $38.7 million compared to prior quarter. Uncertainty around tapering by the Federal Reserve combined with year-end balance sheet management and concerns over yield curve steepening, resulted in decreased transaction activity and tighter margins. Operating expense decreased $12.5 million, primarily due to incentive compensation costs related to reduced trading activity.

2020 Wealth Management

Wealth Management contributed $115.6 million to consolidated net income in 2020, up $20.3 million or 21% over 2019. Revenue attributed to the Wealth Management segment totaled $516.5 million for 2020, a $75.1 million or 17% increase over the previous year. Demand for mortgage loans and related derivative contracts increased significantly due to a decrease in mortgage interest rates that began in early 2020 and continued throughout the year. We expanded trading activities that provide liquidity to our mortgage banking customers and enable them to manage their market risk. Growth in transaction volumes resulted in an $89.7 million increase in combined net interest revenue and trading revenue.

Growth in total revenue from expanded trading activities was partially offset by decreased net interest revenue generated by deposits sold to our Funds Management unit and loans attributed to the Wealth Management segment, and fiduciary and asset management fees. Both were negatively affected by the low short-term interest rate environment.

Operating expense increased $48.4 million or 17% over 2019. Personnel expense increased $42.1 million or 21%, primarily related to incentive compensation as a result of higher trading activity. Non-personnel expense increased $6.3 million or 8% over 2019.

Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the Consolidated Financial Statements for the composition of the securities portfolio as of December 31, 2021 and December 31, 2020.

We hold an inventory of trading securities in support of sales to a variety of customers, including banks, corporations, insurance companies, money managers and others. Trading securities totaled $9.1 billion at December 31, 2021, an increase of $4.4 billion compared to December 31, 2020. Our trading portfolio expanded during 2021 in order to provide greater liquidity in the housing market during a time of record mortgage loan production volumes and to meet demand of our growing institutional customer base. Inventory levels were elevated at December 31, 2021 as many investors moved to the sidelines on the news of the upcoming taper by the Federal Reserve, year-end balance sheet management and concerns over yield curve steepening. As discussed in the Market Risk section of this report, trading activities involve risk of loss from adverse price movement. We mitigate this risk within board-approved value-at-risk limits through the use of derivative contracts, short-sales and other techniques. These limits remain relatively unchanged from levels set before our expanded trading activities.

Investment securities consist primarily of intermediate and long-term, fixed rate Oklahoma and Texas municipal bonds and taxable Texas school construction bonds. The investment security portfolio is diversified among issuers.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $13.1 billion at December 31, 2021, an increase of $455 million compared to December 31, 2020. Available for sale securities consist primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Both residential and commercial mortgage-backed securities have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans. At December 31, 2021, residential mortgage-backed securities represented 61% of total available for sale securities.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the effective duration of the combined residential mortgage-backed securities portfolio held in investment and available for sale securities portfolios at December 31, 2021 is 3.1 years. Management estimates the combined portfolios' duration extends to 4.2 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 2.1 years assuming a 100 basis point decline in the current low rate environment.

The aggregate gross amount of unrealized losses on available for sale securities totaled $114 million at December 31, 2021, a $105 million increase compared to December 31, 2020. On a quarterly basis, we perform an evaluation on debt securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the Consolidated Financial Statements. No credit impairment of available for sale securities was identified in 2021.

Certain residential mortgage-backed securities issued by U.S. government agencies and included in Fair value option securities on the Consolidated Balance Sheets have been segregated and designated as economic hedges of changes in the fair value of our mortgage servicing rights. We have elected to carry these securities at fair value with changes in fair value recognized in current period income. These securities are held with the intent that gains or losses will offset changes in the fair value of mortgage servicing rights and related derivative contracts. Fair value option securities totaled $44 million, a decrease of $71 million. See Market Risk section for further details.

Bank-Owned Life Insurance

We have approximately $406 million of bank-owned life insurance at December 31, 2021. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $313 million is held in separate accounts. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. As of December 31, 2021, the fair value of investments held in separate accounts was approximately $323 million. As the underlying fair value of the investments held in a separate account at December 31, 2021 exceeded the net book value of the investments, no cash surrender value was supported by the stable value wrap. The stable value wrap is provided by a domestic financial institution. The remaining cash surrender value of $93 million primarily represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $20.2 billion at December 31, 2021, a decrease of $2.8 billion compared to December 31, 2020, primarily due to a decrease in PPP loan balances and paydowns of energy and commercial real estate loans.

Table 18 – Loans
(In thousands)

	December 31,
	2021	2020
Commercial:
Healthcare	$3,414,940	$3,305,990
Services	3,367,193	3,508,583
Energy	3,006,884	3,469,194
General business	2,717,448	2,793,768
Total commercial	12,506,465	13,077,535

Commercial real estate:
Office	1,040,963	1,085,257
Multifamily	786,404	1,328,045
Industrial	766,125	810,510
Retail	679,917	796,223
Residential construction and land development	120,016	119,394
Other commercial real estate	437,900	559,109
Total commercial real estate	3,831,325	4,698,538

Paycheck protection program	276,341	1,682,310

Loans to individuals:
Residential mortgage	1,722,170	1,863,003
Residential mortgage guaranteed by U.S. government agencies	354,173	408,687
Personal	1,515,206	1,277,447
Total loans to individuals	3,591,549	3,549,137

Total	$20,205,680	$23,007,520

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

Commercial loans totaled $12.5 billion or 62% of the loan portfolio at December 31, 2021, decreasing $571 million or 4% compared to December 31, 2020 primarily related to paydowns of energy loan balances. Services and general business loans also decreased, partially offset by growth in healthcare sector loans.

Approximately 77% of loans in this segment are located within our geographic footprint, based on collateral location. Loans for which the collateral location is less relevant, such as unsecured loans and reserve-based energy loans are categorized by the borrower's primary operating location. The largest concentration of loans in this segment outside of our footprint is California, totaling 4% of the segment.
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

Outstanding energy loans totaled $3.0 billion or 15% of total loans at December 31, 2021. Approximately $2.2 billion or 73% of energy loans were to oil and gas producers, a $435 million decrease compared to December 31, 2020. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. Approximately 67% of the committed production loans are secured by properties primarily producing oil and 33% of the committed production loans are secured by properties primarily producing natural gas.

Loans to midstream oil and gas companies totaled $646 million or 21% of energy loans, a decrease of $54 million compared to the prior year. Loans to borrowers that provide services to the energy industry totaled $142 million or 5% of energy loans, a $33 million increase during 2021. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales totaled $30 million or 1% of energy loans, a $5.7 million decrease from the prior year.

Unfunded energy loan commitments were $3.0 billion at December 31, 2021, up $569 million over December 31, 2020. While utilization levels remain low, this provides ample capacity for growth from our current customer base.

The healthcare sector of the loan portfolio totaled $3.4 billion or 17% of total loans. Healthcare loans increased $109 million over December 31, 2020, primarily due to growth in loans to senior housing and care facilities. Healthcare sector loans consist primarily of loans for the development and operation of senior housing and care facilities, including independent living, assisted living and skilled nursing. Generally we loan to borrowers with a portfolio of multiple facilities that serves to help diversify risks specific to a single facility.

The services sector of the loan portfolio decreased $141 million to $3.4 billion or 17% of total loans. Service sector loans consist of a large number of loans to a variety of businesses, including Native American tribal and state and local governments, Native American tribal casino operations, foundations and not-for-profit organizations, educational services and specialty trade contractors. Approximately $1.7 billion of the services category is made up of loans with individual balances of less than $10 million. Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

General business loans decreased $76 million to $2.7 billion or 13% of total loans. General business loans primarily consist of $1.4 billion of wholesale/retail loans and $1.3 billion of loans from other commercial industries.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $100 million and with three or more non-affiliated banks as participants. At December 31, 2021, the outstanding principal balance of these loans totaled $3.8 billion, including $1.7 billion in the energy sector. Approximately 84% of shared national credits are to borrowers with local market relationships. We serve as the agent lender in approximately 24% of our shared national credits, based on dollars committed. We hold shared national credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

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

The commercial real estate loan balance as a percentage of our total loan portfolio has historically ranged from 20% to 25%. The outstanding balance of commercial real estate loans decreased $867 million compared to 2020. Borrowers continued to refinance to long-term, non-recourse markets in this low interest rate environment as markets became more open in 2021. Loans secured by multifamily real estate decreased $542 million or 41%. Other real estate loans decreased $121 million or 22%. Loans secured by retail facilities decreased $116 million or 15%. Loans secured by office buildings decreased $44 million or 4% and loans secured by industrial facilities decreased $44 million or 5%.

Approximately 71% of loans in this segment are in our geographic footprint based on collateral location. The largest concentration of loans in this segment outside our footprint is Utah, totaling 9% of the segment. All other states represent less than 5% individually.
Paycheck Protection Program
We participated in programs initiated by the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), including the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP") that began on April 3, 2020. PPP provided fully forgivable loans when utilized for qualified expenditures, including to help small business maintain payrolls during the COVID-19 pandemic. These loans generally have a contractual term of two years, though most are expected to be forgiven prior to maturity after completion of a compliance period. Loans are guaranteed and amounts forgiven will be reimbursed to the Company by the SBA. The loans carry a rate of 1%. Interest plus loan fees, which vary depending on loan size, are accrued over the contractual life of the loan. Any unaccreted origination fees will be recognized when the loan is paid. The pace of forgiveness activity for the initial rounds of PPP loans was slower than initially anticipated. At December 31, 2021, approximately $39 million of PPP loans from the initial rounds remain outstanding, with an insignificant unaccreted origination fee balance remaining.
The Company also participated in the most recent round of PPP in 2021. Approximately $237 million of PPP loans from this round remain outstanding. The newest round of loans have a fixed interest rate of 1% and a contractual term of five years, but are expected to be forgiven prior to maturity. Unaccreted origination fees related to the 2021 vintage of PPP loans totaled $7.5 million at December 31, 2021.
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

Personal loans consist primarily of loans to Wealth Management clients secured by the cash surrender value of insurance policies and marketable securities. It also includes direct loans secured by and for the purchase of automobiles, recreational and marine equipment as well as unsecured loans. Personal loans grew by $238 million or 19%.

Approximately 91% of the loans in this segment are secured by collateral located within our geographical footprint. Loans for which the collateral location is less relevant, such as unsecured loans are categorized by the borrower’s primary operating location.

Residential mortgage loans guaranteed by U.S. government agencies have limited credit exposure because of the agency guarantee. This amount includes residential mortgage loans previously sold into GNMA mortgage pools that the Company may repurchase when certain defined delinquency criteria are met. Because of this repurchase right, the Company is deemed to have regained effective control over these loans and must include them on the Consolidated Balance Sheet. Residential mortgage loans guaranteed by U.S. government agencies decreased $55 million compared to December 31, 2020. As loans exited forbearance and delinquencies cured, many of these loan met GNMA requirements to be resold into GNMA mortgage pools.

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Company are centrally managed by the Oklahoma market.

Table 19 – Loans Managed by Primary Geographical Market
(In thousands)

	December 31,
	2021	2020
Texas:
Commercial	$6,068,700	$5,926,534
Commercial real estate	1,253,439	1,519,217
Paycheck protection program	81,654	501,079
Loans to individuals	942,982	855,410
Total Texas	8,346,775	8,802,240

Oklahoma:
Commercial	2,633,014	3,144,782
Commercial real estate	546,021	597,733
Paycheck protection program	69,817	413,108
Loans to individuals	2,024,404	2,052,784
Total Oklahoma	5,273,256	6,208,407

Colorado:
Commercial	1,936,149	1,929,320
Commercial real estate	470,937	879,648
Paycheck protection program	82,781	377,111
Loans to individuals	256,533	264,295
Total Colorado	2,746,400	3,450,374

Arizona:
Commercial	1,130,798	1,219,072
Commercial real estate	674,309	726,111
Paycheck protection program	21,594	211,725
Loans to individuals	186,528	177,948
Total Arizona	2,013,229	2,334,856

Kansas/Missouri:
Commercial	338,697	455,914
Commercial real estate	382,761	366,821
Paycheck protection program	4,718	56,011
Loans to individuals	110,889	105,995
Total Kansas/Missouri	837,065	984,741

New Mexico:
Commercial	306,964	303,833
Commercial real estate	442,128	473,204
Paycheck protection program	13,510	109,881
Loans to individuals	63,930	75,665
Total New Mexico	826,532	962,583

Arkansas:
Commercial	92,143	98,080
Commercial real estate	61,730	135,804
Paycheck protection program	2,267	13,395
Loans to individuals	6,283	17,040
Total Arkansas	162,423	264,319

Total BOK Financial loans	$20,205,680	$23,007,520

Table 20 – Loan Maturity and Interest Rate Sensitivity at December 31, 2021
(In thousands)

		Remaining Maturities of Selected Loans
	Total	Within 1 Year	1-5 Years	5 - 15 Years	After 15 Years
Loan maturity:
Commercial	$12,506,465	$2,308,134	$8,180,566	$1,924,275	$93,490
Commercial real estate	3,831,325	1,187,686	2,314,303	307,062	22,274
Paycheck protection program	276,341	35,989	240,352	—	—
Loans to individuals	3,591,549	543,644	912,965	771,208	1,363,732
Total	$20,205,680	$4,075,453	$11,648,186	$3,002,545	$1,479,496
Interest rate sensitivity for selected loans with:
Predetermined interest rates	$6,507,283	$263,902	$2,674,422	$2,418,355	$1,150,604
Floating or adjustable interest rates	13,698,397	3,811,551	8,973,764	584,190	328,892
Total	$20,205,680	$4,075,453	$11,648,186	$3,002,545	$1,479,496
Off-Balance Sheet Commitments

We enter into certain off-balance sheet arrangements in the normal course of business as shown in Table 21. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower’s financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

Table 21 – Off-Balance Sheet Credit Commitments
(In thousands)

	December 31,
	2021	2020
Loan commitments	$12,471,482	$10,967,546
Standby letters of credit	699,743	764,886
Unpaid principal balance of residential mortgage loans sold with recourse	54,619	73,055
Unpaid principal balance of residential mortgage loans transferred into mortgage-backed securities guaranteed by U.S. Dept. of Veteran's Affairs	1,095,877	1,442,504
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

Derivative contracts are carried at fair value. At December 31, 2021, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $1.1 billion compared to $625 million at December 31, 2020. Derivative contracts carried as assets include energy contracts with fair values of $793 million, foreign exchange contracts with fair values of $215 million and interest rate swaps primarily sold to loan customers with fair values of $44 million. Before consideration of cash margin paid to counterparties, the aggregate net fair values of derivative contracts held under these programs reported as liabilities totaled $1.1 billion.

At December 31, 2021, total derivative assets were reduced by $242 thousand of cash collateral received from counterparties and total derivative liabilities were reduced by $837 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at December 31, 2021 follows in Table 22.

Table 22 – Fair Value of Derivative Contracts
(In thousands)

Customers	$917,987
Banks and other financial institutions	134,193
Fair value of customer hedge asset derivative contracts, net	$1,052,180

The largest exposure to a single counterparty was to a customer for an energy swap which totaled $61 million at December 31, 2021.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equal to the equivalent of $33.38 per barrel of oil would decrease the fair value of derivative assets by $388 million, with dealer counterparties comprising the bulk of the assets. An increase in prices equal to the equivalent of $91.03 per barrel of oil would increase the fair value of derivative assets by $447 million. Liquidity requirements of this program are also affected by our credit rating. A decrease in credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $10 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of December 31, 2021, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.

Summary of Credit Loss Experience

Table 23 – Summary of Loan Loss Experience
(In thousands)

	Year Ended December 31, 2021
	Commercial	Commercial Real Estate	PPP	Individual	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$254,934	$86,558	$—	$47,148	$—	$388,640
Provision for loan losses	(59,326)	(26,522)	—	(9,354)	—	(95,202)
Loans charged off	(43,956)	(2,485)	—	(4,910)	—	(51,351)
Recoveries of loans previously charged off	10,404	1,002	—	2,928	—	14,334
Ending balance	$162,056	$58,553	$—	$35,812	$—	$256,421

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$14,422	$20,571	$—	$1,928	$—	$36,921
Provision for off-balance sheet credit risk	(610)	(3,129)	—	(205)	—	(3,944)
Ending balance	$13,812	$17,442	$—	$1,723	$—	$32,977

Outstanding loans	$12,506,465	$3,831,325	$276,341	$3,591,549	$—	$20,205,680
% of outstanding loans[1]	61.90%	18.96%	1.37%	17.77%	—%	100.00%
Average loans	$13,304,596	$4,075,831	$293,976	$3,820,753	$—	$21,495,156
Provision for loan losses to average loans	(0.45)%	(0.65)%	—%	(0.24)%	—%	(0.44)%
Net charge-offs (recoveries) to average loans	0.25%	0.04%	—%	0.05%	—%	0.17%
Recoveries to gross charge-offs	23.67%	40.32%	—%	59.63%	—%	27.91%
Accrual for unfunded loan commitments to loan commitments	0.15%	0.92%	—%	0.12%	—%	0.26%
Allowance for loan losses to loans outstanding at period-end	1.30%	1.53%	—%	1.00%	—%	1.27%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period-end	1.41%	1.98%	—%	1.05%	—%	1.43%
1 Represents ratio of loan category balance to total loans.

Table 23 – Summary of Loan Loss Experience (continued)
(In thousands)

	Year Ended December 31, 2020
	Commercial	Commercial Real Estate	PPP	Individual	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$118,187	$51,805	$—	$23,572	$17,195	$210,759
CECL transition adjustment[1]	33,681	(4,620)	—	13,943	(17,195)	25,809
Beginning balance, adjusted	151,868	47,185	—	37,515	—	236,568
Provision for loan losses	171,800	40,407	—	10,253	—	222,460
Loans charged off	(73,370)	(1,300)	—	(4,729)	—	(79,399)
Recoveries of loans previously charged off	4,636	266	—	4,109	—	9,011
Ending balance	$254,934	$86,558	$—	$47,148	$—	$388,640

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$1,434	$107	$—	$44	$—	$1,585
Transition adjustment	10,144	11,660	—	1,748	—	23,552
Beginning balance, adjusted	11,578	11,767	—	1,792	—	25,137
Provision for off-balance sheet credit risk	2,844	8,804	—	136	—	11,784
Ending balance	$14,422	$20,571	$—	$1,928	$—	$36,921

Outstanding loans	$13,077,535	$4,698,538	$1,682,310	$3,549,137	$—	$23,007,520
% of outstanding loans[2]	56.84%	20.42%	7.31%	15.43%	—%	100.00%
Average loans	$13,301,869	$4,779,138	$1,711,169	$3,610,019	$—	$23,402,195

Provision for loan losses to average loans	1.29%	0.85%	—%	0.28%	—%	0.95%
Net charge-offs (recoveries) to average loans	0.52%	0.02%	—%	0.02%	—%	0.30%
Recoveries to gross charge-offs	6.32%	20.46%	—%	86.89%	—%	11.35%
Accrual for unfunded loan commitments to loan commitments	0.17%	1.46%	—%	0.15%	—%	0.34%
Allowance for loan losses to loans outstanding at period-end	1.95%	1.84%	—%	1.33%	—%	1.69%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period-end	2.06%	2.28%	—%	1.38%	—%	1.85%
1    The Company adopted FASB Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Assets Measured at Amortized Cost ("CECL") on January 1, 2020. The transition adjustment included $1.3 million related to measurement changes to the allowance attributed to outstanding loan balances and $24.5 million related to recognition of expected credit losses on acquired loans.
2    Represents ratio of loan category balance to total loans.

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

A $100.0 million negative provision for credit losses was recorded for the year ended December 31, 2021, primarily related to a $90.1 million decrease in the allowance for credit losses related to lending activities from improvements in our reasonable and supportable forecasts of macroeconomic variables influenced by the anticipated impact of the COVID-19 pandemic developments. Throughout 2021, energy commodity prices strengthened and stabilized and the outlook of growth in GDP and the labor markets improved. Changes in the loan portfolio characteristics, primarily from net recoveries and changes in specific impairment, improving credit quality metrics and lower loan balances resulted in a $9.0 million decrease in the allowance for credit losses related to lending activities during the year.
We recorded a $17.0 million negative provision for credit losses in the fourth quarter of 2021. Changes in our reasonable and supportable forecasts of macroeconomic variables, primarily due to continued strength in commodity prices and an outlook for moderate growth in GDP and the labor markets resulted in a $12.6 million decrease in the allowance for credit losses related to lending activities. Changes in the loan portfolio characteristics, primarily from net recoveries and changes in specific impairment, improving credit quality metrics and lower loan balances resulted in a $4.7 million decrease in the allowance for credit losses related to lending activities.

Our reasonable and supportable forecast of macroeconomic variables is significantly influenced by the COVID-19 pandemic developments and related government stimulus policies, which remain highly uncertain. A summary of macroeconomic variables considered in developing our estimate of expected credit losses at December 31, 2021 follows:

	Base	Downside	Upside
Scenario probability weighting	65%	25%	10%
COVID-19 trajectory	COVID-19 case levels increase due to the Omicron and Delta variants during the winter months, though global virus immunity continues to become more widespread and remains effective against severe virus outcomes.	New COVID-19 variants such as the Omicron and Delta variants continue to emerge and spread rapidly in areas of the country with lower vaccination rates as the U.S. enters the winter months. The severity of the situation is compounded by uncertainty around vaccine durability and many states/regions are forced to reinstate restrictions.	COVID-19 case levels increase due to the Omicron and Delta variants during the winter months, though global virus immunity continues to become more widespread and remains effective against severe virus outcomes.
Economic recovery (driven by COVID-19 trajectory)	Elevated consumer consumption and the need for inventory restocking is expected to result in GDP growth consistent with pre-pandemic levels. Labor force participants will continue to re-enter the job market to help meet record job openings. This increase in employment helps maintain household income above its pre-pandemic trend and prevents a sharp drop-off in spending.	Monetary policy remains accommodative, though there is a lack of Congressional support for additional fiscal stimulus. This results in a relatively mild recession with conditions beginning to improve in the late summer of 2022.	Elevated consumer consumption and the need for inventory restocking is expected to result in GDP growth consistent with pre-pandemic levels. Labor force participants will continue to re-enter the job market to help meet record job openings. This increase in employment helps maintain household income above its pre-pandemic trend and prevents a sharp drop-off in spending.
Macro-economic factors
–GDP is forecasted to grow by 2.9% over the next 12 months.
–Civilian unemployment rate of 4.0% in the first quarter of 2022 improving to 3.7% by the fourth quarter of 2022.
–The Federal Reserve completes the tapering of their bond purchases in March 2022 and one federal funds rate increase in 2022.
–WTI oil prices are projected to generally follow the NYMEX forward curve that existed at the end of December 2021 and are expected to average $68.75 per barrel over the next 12 months.

–GDP is forecasted to slow to 1.0% in the first quarter of 2022, contract in the second and third quarters of 2022 and return to 1.0% growth in the fourth quarter of 2022.
–Civilian unemployment rate of 5.0% in the first quarter of 2022 worsens to 6.0% by the fourth quarter of 2022.
–WTI oil prices are projected to fall modestly in the first through third quarters of 2022, then recover in the fourth quarter of 2022. WTI oil prices average $54.23 per barrel over the next 12 months.

–GDP is forecasted to grow by 4.0% over the next 12 months.
–Civilian unemployment rate of 4.0% in the first quarter of 2022 improving to 3.4% by the fourth quarter of 2022.
–The Federal Reserve completes the tapering of their bond purchases in March 2022 and there are two federal funds rate increases in 2022.
–WTI oil prices are projected to average $75.40 per barrel over the next 12 months.

Net charge-offs and changes in specific impairments attributed to certain credits required a $20.9 million provision during 2021 while improvements in risk grading during the year resulted in a $10.9 million decrease in allowance for credit losses related to lending activities. Changes in outstanding loan balances resulted in a $20.9 million decrease in the allowance for credit losses. A summary of outstanding loan balances by risk grade is included in Note 4 to the Consolidated Financial Statements. Non-pass grade loans include other loans especially mentioned, defined by regulatory guidelines as loans that are currently performing in compliance with original terms but may have a potential weakness that deserves management’s close attention, accruing substandard loans, and nonaccruing loans. Non-pass grade loans totaled $456 million at December 31, 2021, composed primarily of $144 million or 5% of energy loans, $79 million or 2% of commercial healthcare loans, $73 million or 2% of commercial services loans, $67 million or 2% of commercial real estate loans and $46 million or 2% of commercial general business loans. Non-pass grade loans totaled $1.0 billion at December 31, 2020.

The allowance for loan losses totaled $256 million or 1.27% of outstanding loans and 213% of nonaccruing loans at December 31, 2021, excluding residential mortgage loans guaranteed by U.S. government agencies. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $289 million or 1.43% of outstanding loans and 241% of nonaccruing loans at December 31, 2021. Excluding PPP loans, the allowance for loan losses was 1.29% of outstanding loans and the combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was 1.45%.

The allowance for credit losses attributed to energy was 1.74% of outstanding energy loans at December 31, 2021. Our most recent semi-annual borrowing base redetermination was completed during the fourth quarter of 2021 based on forward pricing curves that existed at that time. The pricing environment remains sensitive and tied to the continued economic recovery from the impact of the COVID-19 pandemic and other factors such as geopolitical tensions, etc.

We also conduct quarterly stress tests of our energy borrowers with more than 50% funding on their lines of credit and all non-pass graded loans using a current price deck discounted at 30%. This stress test helps us identify potential issues, although the most recent test corroborated the risk grading of energy borrowers evaluated once hedging was taken into consideration. Of all the energy customers that we stress test, which makes up 98% of production loans outstanding, 97% of our customers have some level of hedging in the 12-month range and many of them carry into the 24-month range.

The provision for credit losses was $222.6 million for the year ended December 31, 2020. Changes in our reasonable and supportable forecasts of macroeconomic variables during 2020 resulted in a $99.1 million provision for credit losses related to lending activities. Volatility in economic conditions experienced in the first half of 2020 began to moderate in the latter half of the year. Changes in the loan portfolio characteristics, including specific impairment and losses, loan balances and risk grading resulted in a $135.1 million provision for credit losses related to lending activities. This was partially offset by an $11.3 million decrease in the accrual for expected credit loses from mortgage banking activities related to the sale of certain mortgage servicing rights.

The allowance for loan losses was $389 million or 1.69% of outstanding loans and 171% of nonaccruing loans, excluding loans guaranteed by U.S. government agencies at December 31, 2020. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $426 million or 1.85% of outstanding loans and 188% of nonaccruing loans. Excluding PPP loans, the allowance for loan losses was 1.82% of outstanding loans and the combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was 2.00%.

Net Loans Charged Off

Net loans charged off totaled $37 million or 0.17% of average loans, excluding PPP loans, in 2021. Net loans charged off were $70 million or 0.32% of average loans, excluding PPP loans, in 2020.

In 2021, net charge-offs of commercial loans were $34 million, primarily related to energy borrowers. Net commercial real estate loan charge-offs were $1.5 million and net loan charge-offs of loans to individuals were $2.0 million. Net charge-offs of loans to individuals include deposit account overdraft losses.

Nonperforming Assets

As more fully described in Note 1 to the Consolidated Financial Statements, loans are generally classified as nonaccruing when it becomes probable that we will not collect the full contractual principal and interest. Accruing renegotiated loans guaranteed by U.S. government agencies represent residential mortgage loans that have been modified in troubled debt restructurings. Interest continues to accrue based on the modified terms of the loan and loans may be sold once they become eligible according to U.S. government agency guidelines. Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans. The assets are carried at the lower of cost as determined by fair value at the date of foreclosure or current fair value, less estimated selling costs. A summary of nonperforming assets follows in Table 24:

Table 24 - Nonperforming Assets
(Dollars in Thousands)

	December 31,
	2021	2020
Nonaccruing loans:
Commercial
Energy	$31,091	$125,059
Healthcare	15,762	3,645
Services	17,170	25,598
General business	10,081	12,857
Total commercial	74,104	167,159

Commercial real estate	14,262	27,246

Paycheck protection program	—	—

Loans to individuals
Residential mortgage	31,574	32,228
Residential mortgage guaranteed by U.S. government agencies	13,861	7,741
Personal	258	319
Total loans to individuals	45,693	40,288
Total nonaccruing loans	$134,059	$234,693
Accruing renegotiated loans guaranteed by U.S. government agencies	210,618	151,775
Real estate and other repossessed assets	24,589	90,526
Total nonperforming assets	$369,266	$476,994
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$144,787	$317,478

Allowance for loan losses to nonaccruing loans[1]	213.33%	171.24%
Nonperforming assets to outstanding loans and repossessed assets[1]	0.74%	1.51%
Nonaccruing loans to outstanding loans	0.66%	1.02%
Nonaccruing commercial loans to outstanding commercial loans	0.59%	1.28%
Nonaccruing commercial real estate loans to outstanding commercial real estate loans	0.37%	0.58%
Nonaccruing loans to individuals to outstanding loans to individuals[1]	0.98%	1.04%
Accruing loans 90 days or more past due[1]	$313	$10,369
1     Excludes residential mortgage and PPP loans guaranteed by U.S. government agencies.

Excluding assets guaranteed by U.S. government agencies, nonperforming assets decreased $173 million compared to December 31, 2020, primarily due to a $94 million decrease in nonaccruing energy loans, a $66 million decrease in real estate and other repossessed assets and a $13 million decrease in nonaccruing commercial real estate loans. These decreases were partially offset by a $12 million increase in nonaccruing healthcare sector loans. Newly identified nonaccruing loans totaled $87 million, offset by $131 million in payments, $51 million of charge-offs and $8.3 million of foreclosures. The Company generally retains nonperforming assets to maximize potential recovery, which may cause future nonperforming assets to decrease more slowly.

A rollforward of nonperforming assets for the years ended December 31, 2021 and December 31, 2020 follows in Table 25.

Table 25 – Rollforward of Nonperforming Assets
(In thousands)

	Year Ended December 31, 2021
	Nonaccruing Loans
	Commercial	Commercial Real Estate	Loan to Individuals	Total	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, December 31, 2020	$167,159	$27,246	$40,288	$234,693	$151,775	$90,526	$476,994
Additions	61,129	327	25,241	86,697	105,535	8,688	200,920
Net transfer from premises and equipment				—	—	217	217
Payments	(102,717)	(10,537)	(17,443)	(130,697)	(3,948)	—	(134,645)
Charge-offs	(43,956)	(2,485)	(4,910)	(51,351)	—	—	(51,351)
Net gains (losses) and write-downs	—	—	—	—	—	13,842	13,842
Foreclosure of nonaccruing loans	(7,511)	—	(809)	(8,320)	—	8,320	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(2,435)	(2,435)	(866)	—	(3,301)
Proceeds from sales	—	—	—	—	(37,322)	(97,004)	(134,326)
Net transfers to nonaccruing loans	—	—	6,081	6,081	(6,081)	—	—
Return to accrual status	—	(289)	(320)	(609)	—	—	(609)
Other, net	—	—	—	—	1,525	—	1,525
Balance, December 31, 2021	$74,104	$14,262	$45,693	$134,059	$210,618	$24,589	$369,266

	Year Ended December 31, 2020
	Nonaccruing Loans
	Commercial	Commercial Real Estate	Loan to Individuals	Total	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, December 31, 2019	$115,416	$27,626	$37,909	$180,951	$92,452	$20,359	$293,762
Additions	263,981	19,919	20,658	304,558	96,935	—	401,493
Payments	(61,617)	(459)	(11,567)	(73,643)	(2,752)	—	(76,395)
Charge-offs	(73,370)	(1,300)	(4,729)	(79,399)	—	—	(79,399)
Net gains (losses) and write-downs	—	—	—	—	—	(1,628)	(1,628)
Foreclosure of nonaccruing loans	(65,690)	(18,540)	(1,093)	(85,323)	—	85,323	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(1,506)	(1,506)	(3,422)	—	(4,928)
Proceeds from sales	—	—	—	—	(30,860)	(13,528)	(44,388)
Net transfers to nonaccruing loans	—	—	1,326	1,326	—	—	1,326
Return to accrual status	(11,561)	—	(710)	(12,271)	(1,916)	—	(14,187)
Other, net	—	—	—	—	1,338	—	1,338
Balance, December 31, 2021	$167,159	$27,246	$40,288	$234,693	$151,775	$90,526	$476,994

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

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets totaled $25 million at December 31, 2021, composed primarily of $15 million of developed commercial real estate and $7.1 million of oil and gas properties. Real estate and other repossessed assets decreased $66 million compared to December 31, 2020 primarily related to the sale of repossessed oil and gas properties. The decrease of $4.2 million compared to September 30, 2021 was primarily due to the sale of certain repossessed oil and gas properties.
Liquidity and Capital

BOK Financial has numerous material cash requirements in the normal course of business. These obligations include deposits and other borrowed funds, leased premises, commitments to extend credit to borrowers and to purchase securities, derivative contracts and contracts for services such as data processing that are integral to our operations. Additional information on loan commitments can be found in the "Loan Commitments" section of Management's Discussion and Analysis while the distribution of time deposit balances can be located in Note 8, "Deposits", and information related to Other Borrowings can be located in Note 9, "Other Borrowings".

Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks, provide adequate liquidity to meet our operating needs. Based on the average balances for 2021, approximately 76% of our funding was provided by deposit accounts, 10% from borrowed funds, less than 1% from long-term subordinated debt and 11% from equity. The loan to deposit ratio decreased to 49% at December 31, 2021 from 64% at December 31, 2020, providing significant on-balance sheet liquidity to meet future loan demand and contractual obligations. BOK Financial, similar to the banking industry as a whole, saw significant transaction deposit growth in 2021. We are maintaining higher balances at the Federal Reserve to cover vital business obligations, to meet future asset growth opportunities and to stay nimble in a potential rising rate environment.

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

Table 26 - Average Deposits by Line of Business
(In thousands)

	Year Ended December 31,
	2021	2020
Commercial Banking	$17,659,695	$14,319,729
Consumer Banking	8,439,577	7,599,937
Wealth Management	9,426,771	8,676,047
Subtotal	35,526,043	30,595,713
Funds Management and other	2,394,934	2,169,285
Total	$37,920,977	$32,764,998

Average deposits for 2021 totaled $37.9 billion and represented approximately 76% of total liabilities and capital compared to $32.8 billion and 67% of total liabilities and capital for 2020. Average deposits increased $5.2 billion over the prior year. Inflows resulting from PPP loans and government stimulus payments during the pandemic, along with additional core deposit growth as customers maintain higher balances during the current economic environment, have all contributed to the significant increase in deposits. Interest-bearing transaction deposit account balances increased by $3.0 billion and demand deposits grew by $2.3 billion.

Average deposits attributed to Commercial Banking were $17.7 billion for 2021, a $3.3 billion or 23% increase over 2020. Interest-bearing transaction account balances increased $1.7 billion or 25% and demand deposit balances increased $1.6 billion or 23%. Commercial customers continue to retain large cash reserves primarily due to a combination of factors including uncertainty about the economic environment and potential for growth, lack of preferable liquid alternatives and a desire to minimize deposit charges through the earnings credit. The earnings credit is a non-cash method that enables commercial customers to offset deposit service charges based on account balances. Commercial deposit balances may decrease as the economic outlook improves and if short-term rates move higher, enhancing their investment alternatives.

Average Consumer Banking deposit balances increased $840 million or 11% over the prior year. Average demand deposit and average interest-bearing transaction account balances grew by $390 million or 15% and $429 million or 13%, respectively, while time deposit balances decreased $172 million or 18%.

Average Wealth Management deposit balances grew by $751 million or 9% over the prior year. Interest-bearing transaction balances increased $633 million or 9%. Non-interest-bearing demand deposits increased $275 million or 25% and time deposit balances decreased $163 million or 22%.

Brokered deposits included in time deposits averaged $62 million for 2021, compared to $131 million for 2020. Brokered deposits included in time deposits totaled $49 million at December 31, 2021 and $81 million at December 31, 2020.

Average interest-bearing transaction accounts for 2021 included $2.1 billion of brokered deposits compared to $1.9 billion for 2020. Brokered deposits included in interest-bearing transaction accounts totaled $2.1 billion at December 31, 2021 and $2.2 billion at December 31, 2020.

The distribution of our period end deposit account balances among principal markets follows in Table 27.

Table 27 - Period End Deposits by Principal Market Area
(In thousands)

	December 31,
	2021	2020
Oklahoma:
Demand	$5,433,405	$4,329,205
Interest-bearing:
Transaction	12,689,367	12,603,658
Savings	521,439	420,996
Time	978,822	1,134,453
Total interest-bearing	14,189,628	14,159,107
Total Oklahoma	19,623,033	18,488,312

Texas:
Demand	4,552,983	3,449,882
Interest-bearing:
Transaction	5,345,461	3,800,427
Savings	178,458	139,173
Time	337,559	383,062
Total interest-bearing	5,861,478	4,322,662
Total Texas	10,414,461	7,772,544

Colorado:
Demand	2,526,855	2,168,404
Interest-bearing:
Transaction	2,334,371	2,170,485
Savings	78,636	69,384
Time	174,351	208,778
Total interest-bearing	2,587,358	2,448,647
Total Colorado	5,114,213	4,617,051

New Mexico:
Demand	1,196,057	941,074
Interest-bearing:
Transaction	858,394	733,007
Savings	107,963	91,646
Time	163,871	186,307
Total interest-bearing	1,130,228	1,010,960
Total New Mexico	2,326,285	1,952,034

	December 31,
	2021	2020
Arizona:
Demand	934,282	905,201
Interest-bearing:
Transaction	834,491	768,220
Savings	16,182	12,174
Time	31,274	32,721
Total interest-bearing	881,947	813,115
Total Arizona	1,816,229	1,718,316

Kansas/Missouri:
Demand	658,342	426,738
Interest-bearing:
Transaction	1,086,946	960,237
Savings	18,844	16,286
Time	12,255	14,610
Total interest-bearing	1,118,045	991,133
Total Kansas/Missouri	1,776,387	1,417,871

Arkansas:
Demand	42,499	45,834
Interest-bearing:
Transaction	119,543	122,388
Savings	3,213	2,333
Time	6,196	7,197
Total interest-bearing	128,952	131,918
Total Arkansas	171,451	177,752
Total BOK Financial deposits	$41,242,059	$36,143,880

Estimated uninsured deposits totaled $27.1 billion at December 31, 2021 and $21.0 billion at December 31, 2020. The portion of time deposits in excess of the FDIC limit, as applied without regard to other deposit balances held by the depositor, were $747 million at December 31, 2021.

In addition to deposits, liquidity for the subsidiary bank is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan Banks from across the country. The Company had no wholesale federal funds purchased at December 31, 2021 and $200 million at December 31, 2020. Securities repurchase agreements generally mature within 90 days and are secured by certain trading or available for sale securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $1.7 billion during 2021 and $3.4 billion during 2020.

On April 13, 2020, the banking agencies published an interim final rule which permits banking organizations to exclude from regulatory capital requirements PPP covered loans pledged to the Federal Reserve's Paycheck Protection Program Liquidity Facility ("PPPLF"). The Company initially funded PPP loans from deposits and Federal Home Loan Bank borrowings, but transitioned to the PPPLF in June of 2020 in order to realize this regulatory capital relief. As PPP loans paid off and this benefit declined, the Company paid off the PPPLF during the third quarter of 2021.

At December 31, 2021, the estimated unused credit available to BOKF, NA from collateralized sources was approximately $18.1 billion.

BOKF, NA also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold in GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors.
See Note 9 to the Consolidated Financial Statements for a summary of other borrowings.
Parent Company and Other Non-Bank Subsidiaries

The primary sources of liquidity for BOK Financial are cash on hand and dividends from the subsidiary bank. Cash and cash equivalents totaled $231 million at December 31, 2021. Dividends from the subsidiary bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At December 31, 2021, based on the most restrictive limitations as well as management’s internal capital policy, BOKF, NA could declare up to $293 million of dividends without regulatory approval. Dividend constraints may be alleviated through increases in retained earnings, capital issuances or changes in risk weighted assets. Future losses or increases in required regulatory capital could also affect its ability to pay dividends to the parent company.

As a result of the acquisition of CoBiz Financial, we obtained $60 million of subordinated debt issued in June 2015 that will mature on June 25, 2030. This debt bears interest at the rate of 5.625% through June 25, 2025 and thereafter, the notes will bear an annual floating rate equal to 3-month LIBOR plus 317 basis points. We also acquired $72 million of junior subordinated debentures. Interest is based on spreads over 3-month LIBOR ranging from 145 basis points to 295 basis points and mature September 17, 2033 through September 30, 2035. The junior subordinated debentures are subject to early redemption prior to maturity.

Shareholders' equity at December 31, 2021 was $5.4 billion, an increase of $97 million over December 31, 2020. Net income less cash dividends paid increased equity $474 million during 2021. Changes in interest rates resulted in accumulated other comprehensive income of $72 million at December 31, 2021, compared to $336 million at December 31, 2020. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On April 30, 2019, the Board of Directors authorized the Company to purchase up to five million common shares, subject to market conditions, securities laws and other regulatory compliance limitations. As of December 31, 2021, a cumulative total of 3,333,470 shares have been repurchased under this authorization. The Company repurchased 1,359,657 shares during 2021 at an average price of $86.74 per share. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.

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

A summary of minimum capital requirements follows for BOK Financial on a consolidated basis in Table 28.

Table 28 – Capital Ratios

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer

				December 31,
				2021	2020
Risk-based capital:
Common equity Tier 1	4.50%	2.50%	7.00%	12.24%	11.95%
Tier 1 capital	6.00%	2.50%	8.50%	12.25%	11.95%
Total capital	8.00%	2.50%	10.50%	13.29%	13.82%
Tier 1 Leverage	4.00%	N/A	4.00%	8.55%	8.28%

Average total equity to average assets				10.68%	10.46%
Tangible common equity ratio				8.61%	9.02%

In March 2020, in response to the impact on the financial markets by the COVID-19 pandemic, the banking agencies issued an interim final rule permitting banking organizations that implement CECL the option to delay for two years an estimate of the CECL methodology's effect on regulatory capital, followed by a three-year transition period. The estimate includes the implementation date adjustment as of January 1, 2020 plus an estimate of the impact of the change for a two year period following implementation of CECL. We have elected to delay the regulatory capital impact of the transition in accordance with the interim final rule. Deferral of the impact of CECL added 15 basis points to the Company's Common equity Tier 1 capital at December 31, 2021.
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

Table 29 following provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 29 – Non-GAAP Measures
(Dollars in thousands)

	December 31,
	2021	2020
Tangible common equity ratio:
Total shareholders' equity	$5,363,732	$5,266,266
Less: Goodwill and intangible assets, net	1,136,527	1,161,527
Tangible common equity	4,227,205	4,104,739
Total assets	50,249,431	46,671,088
Less: Goodwill and intangible assets, net	1,136,527	1,161,527
Tangible assets	$49,112,904	$45,509,561
Tangible common equity ratio	8.61%	9.02%

Pre-provision net revenue:
Net income before taxes	$796,100	$563,864
Add: Provision for expected credit losses	(100,000)	222,592
Less: Net income (loss) attributable to non-controlling interests	(1,796)	41
Pre-provision net revenue	$697,896	$786,415

Pre-provision net revenue is a measure of revenue less expenses, and is calculated before provision for credit losses and income tax expense. This financial measure is frequently used by investors and analysts that enables them to assess a company's ability to generate earnings to cover credit losses through a credit cycle. It also provides an additional basis for comparing the results of operations between periods by isolating the impact of the provision for credit losses, which can vary significantly between periods.

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
The interest rate sensitivity in Table 30 indicates management's estimation of the impact of rate changes on net interest revenue. Should deposit costs be 10% more sensitive to changes in rates, the variation in net interest revenue over the next twelve months would be 6.91%, or $79.3 million for the 200 basis point increase scenario. Alternatively, should deposit funding costs be 10% less sensitive to changes in rates, the variation in net interest revenue over the next twelve months would be 8.30%, or $95.2 million for the 200 basis point increase scenario.

Table 30 – Interest Rate Sensitivity
(Dollars in thousands)

	200 bp Increase		100 bp Increase
	2021	2020	2021	2020
Anticipated impact over the next twelve months on net interest revenue	$87,241	$24,489	$54,213	$22,186
	7.60%	2.33%	4.72%	2.11%
Anticipated impact over months twelve through twenty-four	$185,054	$109,549	$129,850	$84,648
	16.03%	10.85%	11.25%	8.38%
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

Table 31 - MSR Asset and Hedge Sensitivity Analysis
(In thousands)

	December 31,
	2021		2020
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
MSR Asset	$31,856	$(41,815)	$29,065	$(14,585)
MSR Hedge	(38,213)	36,692	(19,873)	18,354
Net Exposure	(6,357)	(5,123)	9,192	3,769

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

Table 32 - Mortgage Pipeline Sensitivity Analysis
(In thousands)

	Year Ended December 31,
	2021		2020
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(430)	$(439)	$(386)	$(414)
Low[2]	103	13	582	998
High[3]	(1,244)	(1,097)	(799)	(1,483)
Period End	(85)	(181)	(507)	(510)
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

BOK Financial enters into trading activities both as an intermediary for customers and for its own account. As an intermediary, we take positions in securities, generally residential mortgage-backed securities, government agency securities and municipal bonds. These securities are purchased for resale to customers, which include individuals, corporations, foundations and financial institutions. On a limited basis, we may also take trading positions in U.S. Treasury securities, residential mortgage-backed securities, and municipal bonds to enhance returns on securities portfolios. Both of these activities involve interest rate risk, liquidity risk and price risk. BOK Financial has an insignificant exposure to foreign exchange risk and does not take positions in commodity derivatives.

A variety of methods are used to monitor and manage the market risk of trading activities. These methods include daily marking of all positions to market value, independent verification of inventory pricing, and position limits for each trading activity. Risk management tools include Value at Risk ("VaR"), stress testing and sensitivity analysis. Economic hedges in either the futures or cash markets may be used to reduce the risk associated with some trading programs. Basis Risk can result when trading asset values and the instruments used to hedge them move at different rates.

VaR measures the potential loss of a given position or portfolio of positions at a specified confidence level and time horizon. BOK Financial utilizes a historical VaR methodology to measure and aggregate risks across its covered trading positions. For Market Risk Rule purposes, the Company calculates VaR using a historical simulation approach and measures the potential trading losses using a 10-day holding period and a 99% confidence level. Presented in Table 33 below are VaR measures for both the three months ended December 31, 2021 and September 30, 2021.

Due to inherent limitations of the VaR methodology, including its reliance on past market behavior which might not be indicative of future market performance, VaR is only one of several tools used to measure and manage market risk. Other tools used to actively manage market risk include stress testing (“Stressed VaR”), and sensitivity analysis.

Stressed VaR, is calculated using the same internal models as used for the VaR-based measure. Stressed VaR is calculated over a ten-day holding period at a one-tail, 99% confidence level and employs a historical simulation approach based on a continuous twelve-month historical window selected to reflect a period of significant financial stress for the Company’s trading portfolio.

The trading portfolio’s VaR and Stressed VaR profiles are influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios, because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. Table 33 below summarizes certain VaR and Stressed VaR based measures for the three months ended December 31, 2021 and September 30, 2021. In the fourth quarter of 2021, both VaR measures increased from the previous quarter. This increase resulted from growth in total trading assets and an increase in basis risk between trading assets and their economic hedges.

Table 33 –VaR and SVaR Measures
(In thousands)

	Three Months Ended
	Dec. 31, 2021		Sep. 30, 2021
	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR
Mean	$8,930	$40,010	$9,600	$19,230
Low	6,100	21,390	5,220	9,050
High	15,060	67,440	16,350	37,810
Period End	9,770	45,050	5,690	22,200

The Company monitors the accuracy of internal VaR models and modeling processes by back-testing model performance. The Company updates historical data used by the VaR model on a regular basis and model validators independent of business lines perform regular modeled validations to access model input, processing, and reporting components. These models are required to be independently validated and approved prior to implementation.

Management also performs a sensitivity analysis to measure market risk from changes in interest rates on its trading portfolio. Applicable interest rates are shocked up and down 50 basis points calculating an estimated change in fair value, net of economic hedging activity that may result. The Board has approved an $8 million market risk limit for the trading portfolio, net of economic hedges.

Table 34 –Trading Securities Sensitivity Analysis
(In thousands)

	Year Ended December 31,
	2021		2020
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(852)	$3,364	$(2,473)	$3,910
Low[2]	8,631	13,323	7,893	15,309
High[3]	(9,345)	(5,392)	(12,490)	(4,855)
Period End	1,587	355	(4,380)	4,241
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management on Internal Control over Financial Reporting

Management of BOK Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), as amended. Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. Based on that assessment and criteria, management has determined that the Company maintained effective internal control over financial reporting as of December 31, 2021.

Ernst & Young LLP (PCAOB ID: 42), the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this annual report has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Their report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, is included in this annual report.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BOK Financial Corporation

Opinion on Internal Control over Financial Reporting
We have audited BOK Financial Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BOK Financial Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of BOK Financial Corporation as of December 31, 2021 and 2020, and the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 23, 2022 expressed an unqualified opinion thereon.
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
February 23, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BOK Financial Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BOK Financial Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2022 expressed an unqualified opinion thereon.
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

Allowance for credit losses
Description of the Matter
The Company’s loan portfolio totaled $20.2 billion as of December 31, 2021, and the associated allowance for credit losses (ACL) was $289.4 million. A $100 million negative provision for credit losses was recorded for the year ended December 31, 2021. As discussed in Note 1 and 4 to the consolidated financial statements, management’s estimate for the expected credit losses within the loan portfolio represents the portion of amortized cost basis of loans and related unfunded commitments they do not expect to collect over the asset’s contractual life, considering past events, current conditions, as well as reasonable and supportable forecasts of future economic conditions. The allowance for credit losses consists of specific allowances attributed to certain individual loans, generally nonaccruing loans, with dissimilar risk characteristics that have not yet been charged down to amounts they expect to recover, general allowances for estimated credit losses on pools of loans that share similar risk characteristics, and qualitative reserves with the estimated impact of factors that are not captured in the modeled results or historical experience.

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
Tulsa, Oklahoma
February 23, 2022

Consolidated Statements of Earnings

(In thousands, except share and per share data)
	Year Ended December 31,
Interest and dividend revenue	2021	2020	2019
Loans	$769,357	$889,507	$1,123,791
Residential mortgage loans held for sale	5,465	6,397	7,105
Trading securities	155,989	67,689	61,595
Investment securities	10,430	11,943	13,426
Available for sale securities	230,383	261,196	254,031
Fair value option securities	1,542	18,475	32,936
Restricted equity securities	5,703	10,963	26,860
Interest-bearing cash and cash equivalents	1,060	2,830	12,214
Total interest and dividend revenue	1,179,929	1,269,000	1,531,958
Interest expense
Deposits	33,484	89,996	175,538
Borrowed funds	17,877	56,616	228,428
Subordinated debentures	10,535	13,944	15,113
Total interest expense	61,896	160,556	419,079
Net interest and dividend revenue	1,118,033	1,108,444	1,112,879
Provision for credit losses	(100,000)	222,592	44,000
Net interest and dividend revenue after provision for credit losses	1,218,033	885,852	1,068,879
Other operating revenue
Brokerage and trading revenue	112,989	221,833	159,826
Transaction card revenue	96,983	90,182	87,216
Fiduciary and asset management revenue	178,274	167,445	177,025
Deposit service charges and fees	104,217	96,805	112,485
Mortgage banking revenue	105,896	182,360	107,541
Other revenue	69,950	51,695	58,108
Total fees and commissions	668,309	810,320	702,201
Other gains, net	63,742	6,046	10,214
Gain (loss) on derivatives, net	(19,378)	42,320	14,951
Gain (loss) on fair value option securities, net	(2,239)	53,248	15,787
Change in fair value of mortgage servicing rights	41,637	(79,524)	(53,517)
Gain on available for sale securities, net	3,704	9,910	5,597
Total other operating revenue	755,775	842,320	695,233
Other operating expense
Personnel	695,382	688,474	660,565
Business promotion	16,289	14,511	35,662
Charitable contributions to BOKF Foundation	9,000	9,000	3,000
Professional fees and services	50,906	53,437	54,861
Net occupancy and equipment	108,587	112,722	110,275
Insurance	15,881	19,990	20,906
Data processing and communications	151,614	135,497	124,983
Printing, postage and supplies	14,218	15,061	16,517
Amortization of intangible assets	18,311	20,443	20,618
Mortgage banking costs	42,698	56,711	50,685
Other expense	54,822	38,462	35,172
Total other operating expense	1,177,708	1,164,308	1,133,244
Net income before taxes	796,100	563,864	630,868
Federal and state income taxes	179,775	128,793	130,183
Net income	616,325	435,071	500,685
Net income (loss) attributable to non-controlling interests	(1,796)	41	(73)
Net income attributable to BOK Financial Corporation shareholders	$618,121	$435,030	$500,758
Earnings per share:
Basic	$8.95	$6.19	$7.03
Diluted	$8.95	$6.19	$7.03
Average shares used in computation:
Basic	68,591,920	69,840,977	70,787,700
Diluted	68,594,322	69,844,172	70,802,612
Dividends declared per share	$2.09	$2.05	$2.01
See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(In thousands)
	Year Ended December 31, 2021
	2021	2020	2019
Net income	$616,325	$435,071	$500,685
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	(341,369)	313,796	241,047
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(3,704)	(9,910)	(5,597)
Other comprehensive gain (loss), before income taxes	(345,073)	303,886	235,450
Federal and state income taxes	(81,576)	72,941	57,942
Other comprehensive gain (loss), net of income taxes	(263,497)	230,945	177,508
Comprehensive income	352,828	666,016	678,193
Comprehensive income (loss) attributable to non-controlling interests	(1,796)	41	(73)
Comprehensive income attributable to BOK Financial Corp. shareholders	$354,624	$665,975	$678,266

See accompanying notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(In thousands, except share data)
	December 31,
	2021	2020

Assets
Cash and due from banks	$712,067	$798,757
Interest-bearing cash and cash equivalents	2,125,343	381,816
Trading securities	9,136,813	4,707,975
Investment securities, net of allowance (fair value: 2021 – $231,395; 2020 – $272,431)	210,444	244,843
Available for sale securities	13,157,817	13,050,665
Fair value option securities	43,770	114,982
Restricted equity securities	83,113	171,391
Residential mortgage loans held for sale	192,295	252,316
Loans	20,205,680	23,007,520
Allowance for loan losses	(256,421)	(388,640)
Loans, net of allowance	19,949,259	22,618,880
Premises and equipment, net	574,148	551,308
Receivables	223,021	245,880
Goodwill	1,044,749	1,048,091
Intangible assets, net	91,778	113,436
Mortgage servicing rights	163,198	101,172
Real estate and other repossessed assets, net of allowance (2021 – $6,083; 2020 – $15,060)	24,589	90,526
Derivative contracts, net	1,097,297	810,688
Cash surrender value of bank-owned life insurance	405,607	398,758
Receivable on unsettled securities sales	56,172	62,386
Other assets	957,951	907,218
Total assets	$50,249,431	$46,671,088

Liabilities and Equity
Liabilities:
Noninterest-bearing demand deposits	$15,344,423	$12,266,338
Interest-bearing deposits:
Transaction	23,268,573	21,158,422
Savings	924,735	751,992
Time	1,704,328	1,967,128
Total deposits	41,242,059	36,143,880
Funds purchased and repurchase agreements	2,326,449	1,662,386
Other borrowings	36,753	1,882,970
Subordinated debentures	131,226	276,005
Accrued interest, taxes and expense	273,041	323,667
Derivative contracts, net	275,625	405,779
Due on unsettled securities purchases	160,686	257,627
Other liabilities	435,221	427,213
Total liabilities	44,881,060	41,379,527
Shareholders' equity:
Common stock ($0.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: 2021 – 76,254,029; 2020 – 75,995,205)	5	5
Capital surplus	1,378,794	1,368,062
Retained earnings	4,447,691	3,973,675
Treasury stock (shares at cost: 2021 – 7,786,257; 2020 – 6,357,605)	(535,129)	(411,344)
Accumulated other comprehensive income (loss)	72,371	335,868
Total shareholders’ equity	5,363,732	5,266,266
Non-controlling interests	4,639	25,295
Total equity	5,368,371	5,291,561
Total liabilities and equity	$50,249,431	$46,671,088

See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Equity

(In thousands)							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock			Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, December 31, 2018	75,711	$5	$1,334,030	$3,369,654	3,589	$(198,995)	$(72,585)	$4,432,109	$10,936	$4,443,045
Transition adjustment - Leasing standard	—	—	—	2,862	—	—	—	2,862	—	2,862
Balance, January 1, 2019, Adjusted	75,711	$5	$1,334,030	$3,372,516	3,589	$(198,995)	$(72,585)	$4,434,971	$10,936	$4,445,907
Net income (loss)	—	—	—	500,758	—	—	—	500,758	(73)	500,685
Other comprehensive income	—	—	—	—	—	—	177,508	177,508	—	177,508
Repurchase of common stock	—	—	—	—	1,572	(129,483)	—	(129,483)	—	(129,483)
Share-based compensation plans:
Stock options exercised	27	—	1,421	—	—	—	—	1,421	—	1,421
Non-vested shares awarded, net	21	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	18	(1,428)	—	(1,428)	—	(1,428)
Share-based compensation	—	—	15,544	—	—	—	—	15,544	—	15,544
Cash dividends on common stock	—	—	—	(143,496)	—	—	—	(143,496)	—	(143,496)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(2,739)	(2,739)
Balance, December 31, 2019	75,759	5	1,350,995	3,729,778	5,179	(329,906)	104,923	4,855,795	8,124	4,863,919
Transition adjustment - CECL	—	—	—	(46,696)	—	—	—	(46,696)	—	(46,696)
Balance, January 1, 2020, Adjusted	75,759	5	1,350,995	3,683,082	5,179	(329,906)	104,923	4,809,099	8,124	4,817,223
Net income	—	—	—	435,030	—	—	—	435,030	41	435,071
Other comprehensive income	—	—	—	—	—	—	230,945	230,945	—	230,945
Repurchase of common stock	—	—	—	—	1,107	(75,830)	—	(75,830)	—	(75,830)
Share-based compensation plans:
Stock options exercised	12	—	675	—	—	—	—	675	—	675
Non-vested shares awarded, net	224	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	72	(5,608)	—	(5,608)	—	(5,608)
Share-based compensation	—	—	16,392	—	—	—	—	16,392	—	16,392
Cash dividends on common stock	—	—	—	(144,437)	—	—	—	(144,437)	—	(144,437)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	17,130	17,130
Balance, December 31, 2020	75,995	$5	$1,368,062	$3,973,675	6,358	$(411,344)	$335,868	$5,266,266	$25,295	$5,291,561

(In thousands)							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock			Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, December 31, 2020	75,995	5	1,368,062	3,973,675	6,358	(411,344)	335,868	5,266,266	25,295	5,291,561
Net income (loss)	—	—	—	618,121	—	—	—	618,121	(1,796)	616,325
Other comprehensive loss	—	—	—	—	—	—	(263,497)	(263,497)	—	(263,497)
Repurchase of common stock	—	—	—	—	1,360	(117,938)	—	(117,938)	—	(117,938)
Share-based compensation plans:
Stock options exercised	17	—	973	—	—	—	—	973	—	973
Non-vested shares awarded, net	242	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	68	(5,847)	—	(5,847)	—	(5,847)
Share-based compensation	—	—	9,759	—	—	—	—	9,759	—	9,759
Cash dividends on common stock	—	—	—	(144,105)	—	—	—	(144,105)	—	(144,105)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(18,860)	(18,860)
Balance, December 31, 2021	76,254	$5	$1,378,794	$4,447,691	7,786	$(535,129)	$72,371	$5,363,732	$4,639	$5,368,371

See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	2021	2020	2019
Cash Flows From Operating Activities:
Net income	$616,325	$435,071	$500,685
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	(100,000)	222,592	44,000
Change in fair value of mortgage servicing rights due to market changes	(41,637)	79,524	53,517
Change in fair value of mortgage servicing rights due to principal payments	38,761	41,598	38,979
Net unrealized losses (gains) from derivative contracts	30,201	(59,253)	(25,936)
Share-based compensation	9,759	16,392	15,544
Depreciation and amortization	102,468	99,013	95,416
Net amortization of discounts and premiums	18,293	5,357	(16,984)
Net losses (gains) on financial instruments and other losses (gains), net	(67,446)	(15,949)	(583)
Net gain on mortgage loans held for sale	(70,464)	(114,545)	(40,402)
Mortgage loans originated for sale	(2,818,789)	(3,764,112)	(3,025,930)
Proceeds from sale of mortgage loans held for sale	2,939,522	3,817,475	3,035,600
Capitalized mortgage servicing rights	(31,132)	(31,209)	(35,128)
Change in trading and fair value option securities	(4,357,950)	(2,103,931)	(483,007)
Change in receivables	39,183	945,087	(740,868)
Change in other assets	(12,568)	1,739	18,955
Change in other liabilities	12,897	8,895	92,463
Net cash provided by (used in) operating activities	(3,692,577)	(416,256)	(473,679)
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	33,865	46,992	60,128
Proceeds from maturities or redemptions of available for sale securities	3,500,081	2,695,067	1,841,069
Purchases of available for sale securities	(4,607,199)	(4,575,324)	(5,245,256)
Proceeds from sales of available for sale securities	622,881	384,507	1,211,718
Change in amount receivable on unsettled available for sale securities transactions	(10,406)	(6,357)	25,410
Loans originated, net of principal collected	2,853,326	(1,103,752)	(44,414)
Net payments or proceeds on derivative asset contracts	161,093	(121,130)	33,566
Net change in restricted equity securities	88,278	289,161	116,105
Proceeds from disposition of assets	165,040	73,135	62,576
Purchases of assets	(204,287)	(141,134)	(384,639)
Net cash provided by (used in) investing activities	2,602,672	(2,458,835)	(2,323,737)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	5,360,979	8,773,433	2,252,936
Net change in time deposits	(262,800)	(250,721)	104,288
Net change in other borrowed funds	(1,269,241)	(5,091,026)	1,110,970
Repayment of subordinated debentures	(150,000)	—	—
Change in amount due on unsettled security purchases	(117,452)	63,521	(41,651)
Issuance of common and treasury stock, net	(4,874)	(4,933)	(7)
Net change in derivative margin accounts	(467,865)	(600,218)	(207,122)
Net payments or proceeds on derivative liability contracts	(79,962)	127,054	(33,622)
Repurchase of common stock	(117,938)	(75,830)	(129,483)
Dividends paid	(144,105)	(144,437)	(143,496)
Net cash provided by (used in) financing activities	2,746,742	2,796,843	2,912,813
Net increase (decrease) in cash and cash equivalents	1,656,837	(78,248)	115,397
Cash and cash equivalents at beginning of period	1,180,573	1,258,821	1,143,424
Cash and cash equivalents at end of period	$2,837,410	$1,180,573	$1,258,821

Supplemental Cash Flow Information:
Cash paid for interest	$68,775	$160,288	$417,070
Cash paid for taxes	$135,331	$136,181	$87,361
Net loans and bank premises transferred to repossessed real estate and other assets	$8,320	$85,323	$10,665
Increase in U.S. government guaranteed loans eligible for repurchase	$87,087	$290,977	$91,634
Increase in receivables from conveyance of GNMA OREO	$6,376	$11,322	$28,669
Right-of-use assets obtained in exchange for operating lease liabilities	$40,798	$16,177	$62,755

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

Acquired loans with more than an insignificant credit deterioration since inception are recorded at fair value plus a gross-up amount which is offset by an allowance for credit losses. Acquired loans without a more than insignificant credit deterioration since inception are recorded at fair value. An allowance for credit losses is recognized through a provision for credit losses, similar to origination loans.

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

During the evaluation for impairment, management qualitatively assesses whether it is more likely than not that the fair value of the reporting units is less than their carrying value. Reporting unit carrying value includes sufficient capital to exceed regulatory requirements plus goodwill. This assessment includes consideration of relevant events and circumstances including, but not limited to, macroeconomic conditions, industry and market conditions, the financial and stock performance of the Company and other relevant factors. Specifically, the analysis may include:

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

If management concludes based on the qualitative assessment that goodwill may be impaired, a quantitative impairment test will be applied to goodwill at all reporting units. The quantitative analysis compares the fair value of the reporting unit with its carrying value. The fair value of each reporting unit is estimated by the discounted future earnings method. Goodwill is considered impaired if the fair value of the reporting unit is less than the carrying value of the reporting unit, including goodwill.

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

Charge-off migration is used to calculate the general allowance for the majority of non-risk graded loans to individuals. The expected credit loss on less than 10% of the committed dollars in the portfolio is calculated using charge-off migration.

The expected credit loss on approximately 1% of the committed dollars in the portfolio is calculated using a non-modeled approach. Specifically, the calculation applies a long-term net charge-off rate to the loan balances, adjusted for the weighted average remaining maturity of each portfolio.

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

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are acquired in partial or total forgiveness of loans. These assets are initially recognized at cost, which is determined by fair value at date of foreclosure less estimated disposal costs. They are subsequently carried at the lower of cost or current fair value less estimated disposal costs. Decreases in fair value below cost are recognized as asset-specific valuation allowances which may be reversed when supported by future increases in fair value. Subsequent increases in fair value may be used to reduce the valuation allowance but not below zero.

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

Management evaluates the Company's current tax expense or benefit based upon estimates of taxable income, tax credits and statutory federal and state income tax rates. The amount of current income tax expense or benefit recognized in any period may differ from amounts reported to taxing authorities. Annually, we file tax returns with each jurisdiction where we conduct business and adjust recognized income tax expense or benefit to filed tax returns.

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

We also recognize the benefit of uncertain tax positions when based upon all relevant evidence, it is more-likely-than-not that our position would prevail upon examination, including resolution of related appeals or litigation, based upon the technical merits of the position. Unrecognized tax benefits, including estimated interest and penalties, are assessed quarterly and are part of our current accrued income tax liability. These may be adjusted through current income tax expense in future periods based on changing facts and circumstances, completion of examinations by taxing authorities or expiration of a statute of limitations.

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

Restricted stock units ("RSUs") may also be awarded for certain executives who have elected to defer income recognition upon vesting of their awards. RSUs are subject to the same vesting criteria as non-vested shares. Upon vesting and meeting other relevant conditions, RSUs are settled through cash distributions. The value of the awards will vary in amounts equal to changes in the fair value of an equal number of BOK Financial common shares.

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

Brokerage and trading revenue includes revenues from trading, customer hedging, retail brokerage, investment banking and insurance brokerage. Trading revenue includes net realized and unrealized gains primarily related to sales of securities to institutional customers and related derivative contracts. Customer hedging revenue includes realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs including credit valuation adjustments, as necessary. We offer commodity, interest rate, foreign exchange and equity derivatives to our customers. These customer contracts are offset with contracts with selected counterparties and exchanges to minimize changes in market risk from changes in commodity prices, interest rates or foreign exchange rates. Retail brokerage revenue represents fees and commissions earned on sales of fixed income securities, annuities, mutual funds and other financial instruments to retail customers. Investment banking revenue includes fees earned upon completion of underwriting and financial advisory services. Investment banking revenue also includes fees earned in conjunction with loan syndications. Insurance brokerage revenues represent fees and commissions earned on placement of insurance products with carriers for property and casualty and health coverage

Transaction card revenue includes merchant discount fees and electronic funds transfer network fees, net of interchange fees paid to card issuers and assessments paid to card networks. Merchant discount fees represent fees paid by customers for account management and electronic processing of card transactions. Merchant discount fees are recognized at the time the customer’s transactions are processed or other services are performed. The Company also maintains the TransFund electronic funds transfer network for the benefit of its members, which includes BOKF, NA. Electronic funds transfer fees are recognized as electronic transactions are processed on behalf of its members.

Fiduciary and asset management revenue includes fees from asset management, custody, recordkeeping, investment advisory and administration services. Revenue is recognized on an accrual basis at the time the services are performed and may be based on either the fair value of the account or the service provided.

Deposit service charges and fees include commercial account service charges, overdraft fees, check card fee revenue and automated service charges and other deposit service fees. Fees are recognized at least quarterly in accordance with published deposit account agreements and disclosure statements for retail accounts or contractual agreements for commercial accounts. Item charges for overdraft or non-sufficient funds items are recognized as items are presented for payment. Account balance charges and activity fees are accrued monthly and collected in arrears. Commercial account activity fees may be offset by an earnings credit based on account balances. Check card fees represent interchange fees paid by a merchant bank for transactions processed from cards issued by the Company. Check card fees are recognized when transactions are processed.

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

FASB Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04")

On March 12, 2020, the FASB issued ASU 2020-04 which provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued, subject to meeting certain criteria. Under the new guidance, an entity can elect by accounting topic or industry subtopic to account for the modification of a contract affected by reference rate reform as a continuation of the existing contract, if certain conditions are met. In addition, the new guidance allows an entity to elect on a hedge-by-hedge basis to continue to apply hedge accounting for hedging relationships in which the critical terms change due to reference rate reform, if certain conditions are met. A one-time election to sell and/or transfer held-to-maturity debt securities that reference a rate affected by reference rate reform is also allowed. ASU 2020-04 became effective for all entities as of March 12, 2020 and will apply to all LIBOR reference rate modifications through December 31, 2022. Adoption of ASU 2020-04 did not have a material impact on the Company's financial statements.

FASB Accounting Standards Update No. 2021-01, Reference Rate Reform (Topic 848): Scope ("ASU 2021-01")

On January 7, 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in this update are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments also optionally apply to all entities that designate receive-variable-rate, pay-variable-rate cross-currency interest rate swaps as hedging instruments in net investment hedges that are modified as a result of reference rate reform. ASU 2021-01 is effective immediately for all entities and amendments may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. Adoption of ASU 2021-01 did not have a material impact on the Company's financial statements.

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities is as follows (in thousands):

	December 31, 2021		December 31, 2020
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government securities	$23,610	$40	$9,183	$—
Residential agency mortgage-backed securities	9,068,900	(9,338)	4,669,148	(3,624)
Municipal securities	25,783	34	19,172	42
Other debt securities	18,520	(26)	10,472	22
Total trading securities	$9,136,813	$(9,290)	$4,707,975	$(3,560)
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	December 31, 2021
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
Municipal securities	$203,772	$223,609	$19,851	$(14)
Residential agency mortgage-backed securities	6,939	7,500	561	—
Other debt securities	288	286	—	(2)
Total investment securities	$210,999	$231,395	$20,412	$(16)
Allowance for credit losses[1]	(555)
Investment securities, net of allowance	$210,444	$231,395	$20,412	$(16)
1 Effective with the adoption of FASB ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) on January 1, 2020.

	December 31, 2020
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
Municipal securities	$229,245	$255,270	$26,169	$(144)
Residential agency mortgage-backed securities	8,913	9,790	877	—
Other debt securities	7,373	7,371	—	(2)
Total investment securities	$245,531	$272,431	$27,046	$(146)
Allowance for credit losses[1]	(688)
Investment securities, net of allowance	$244,843	$272,431	$27,046	$(146)
1 Effective with the adoption of FASB ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) on January 1, 2020.

The amortized cost and fair values of investment securities at December 31, 2021, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$21,800	$103,923	$72,262	$6,075	$204,060	4.45
Fair value	21,960	117,750	78,053	6,132	223,895
Residential mortgage-backed securities:
Amortized cost					$6,939	[2]
Fair value					7,500
Total investment securities:
Amortized cost					$210,999
Fair value					231,395
1Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.1 years based upon current prepayment assumptions.

Temporarily Impaired Investment Securities
(in thousands):

	December 31, 2021
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	1	$—	$—	$587	$14	$587	$14
Other debt securities	2	$273	$2	$—	$—	$273	$2
Total investment securities	3	$273	$2	$587	$14	$860	$16

	December 31, 2020
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	6	$2,451	$40	$2,043	$104	$4,494	$144
Other debt securities	2	250	1	25	1	275	2
Total investment securities	8	$2,701	$41	$2,068	$105	$4,769	$146

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	December 31, 2021
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,001	$1,000	$—	$(1)
Municipal securities	515,551	508,365	1,302	(8,488)
Mortgage-backed securities:
Residential agency	7,908,587	8,006,616	155,477	(57,448)
Residential non-agency	10,625	24,339	13,714	—
Commercial agency	4,628,172	4,617,025	36,868	(48,015)
Other debt securities	500	472	—	(28)
Total available for sale securities	$13,064,436	$13,157,817	$207,361	$(113,980)

	December 31, 2020
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$500	$508	$8	$—
Municipal securities	165,318	167,979	2,666	(5)
Mortgage-backed securities:
Residential agency	9,019,013	9,340,471	328,183	(6,725)
Residential non-agency	17,563	32,770	15,207	—
Commercial agency	3,406,956	3,508,465	103,590	(2,081)
Other debt securities	500	472	—	(28)
Total available for sale securities	$12,609,850	$13,050,665	$449,654	$(8,839)

The amortized cost and fair values of available for sale securities at December 31, 2021, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$74,454	$1,881,944	$2,695,022	$493,804	$5,145,224	6.76
Fair value	74,874	1,898,237	2,657,759	495,992	5,126,862
Residential mortgage-backed securities:
Amortized cost					$7,919,212	[2]
Fair value					8,030,955
Total available-for-sale securities:
Amortized cost					$13,064,436
Fair value					13,157,817
1Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 3.7 years based upon current prepayment assumptions.

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Proceeds	$622,881	$384,507	$1,211,718
Gross realized gains	5,702	9,976	14,996
Gross realized losses	(1,998)	(66)	(9,399)
Related federal and state income tax expense	889	2,524	1,425

The fair value of debt securities pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was $10.2 billion at December 31, 2021 and $11.6 billion at December 31, 2020.

The secured parties do not have the right to sell or re-pledge these securities.

Temporarily Impaired Available for Sale Securities
(In thousands)

	December 31, 2021
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	1	$1,000	$1	$—	$—	$1,000	$1
Municipal securities	175	423,575	7,762	22,476	726	446,051	8,488
Mortgage-backed securities:
Residential agency	120	$2,382,094	$37,121	$750,044	$20,327	$3,132,138	$57,448
Commercial agency	165	2,104,689	35,488	703,216	12,527	2,807,905	48,015
Other debt securities	1	—	—	472	28	472	28
Total available for sale securities	462	$4,911,358	$80,372	$1,476,208	$33,608	$6,387,566	$113,980

	December 31, 2020
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal securities	1	6,166	5	—	—	6,166	5
Mortgage-backed securities:
Residential agency	38	$786,890	$6,605	$160,747	$120	$947,637	$6,725
Commercial agency	37	350,506	1,587	277,627	494	628,133	2,081
Other debt securities	1	—	—	472	28	472	28
Total available for sale securities	77	$1,143,562	$8,197	$438,846	$642	$1,582,408	$8,839

No credit impairment of available for sale securities was identified in 2021. Unrealized losses related to changes in interest rates subsequent to purchase and are not attributable to credit. Based on evaluations of impaired securities as of December 31, 2021, the Company does not intend to sell any impaired available for sale securities before fair value recovers to the current amortized cost and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.
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

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	December 31, 2021		December 31, 2020
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Residential agency mortgage-backed securities	43,770	1,591	114,982	4,463

(3) Derivatives

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at December 31, 2021 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,614,162	$53,881	$(10,101)	$43,780	$—	$43,780
Energy contracts	6,360,095	1,168,363	(375,624)	792,739	—	792,739
Agricultural contracts	—	—	—	—	—	—
Foreign exchange contracts	216,272	215,148	—	215,148	—	215,148
Equity option contracts	42,136	755	—	755	(242)	513
Total customer risk management programs	9,232,665	1,438,147	(385,725)	1,052,422	(242)	1,052,180
Trading	35,592,751	139,694	(104,326)	35,368	(721)	34,647
Interest rate risk management programs	869,506	10,687	(217)	10,470	—	10,470
Total derivative contracts	$45,694,922	$1,588,528	$(490,268)	$1,098,260	$(963)	$1,097,297

	Liabilities
	Notional¹	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,614,162	$54,062	$(10,101)	$43,961	$(33,870)	$10,091
Energy contracts	6,480,840	1,210,946	(375,624)	835,322	(803,102)	32,220
Agricultural contracts	—	—	—	—	—	—
Foreign exchange contracts	208,381	207,119	—	207,119	(447)	206,672
Equity option contracts	42,136	755	—	755	—	755
Total customer risk management programs	9,345,519	1,472,882	(385,725)	1,087,157	(837,419)	249,738
Trading	41,285,649	152,947	(104,326)	48,621	(24,074)	24,547
Interest rate risk management programs	298,832	1,557	(217)	1,340	—	1,340
Total derivative contracts	$50,930,000	$1,627,386	$(490,268)	$1,137,118	$(861,493)	$275,625
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

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the Consolidated Statements of Earnings (in thousands):

	Year Ended December 31,
	2021		2020		2019
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts
To-be-announced U.S. agency residential mortgage-backed securities[1]	$—	$—	$—	$—	$9,579	$—
Interest rate swaps	5,503	—	4,507	—	3,647	—
Energy contracts	14,190	—	17,287	—	5,064	—
Agricultural contracts	27	—	34	—	28	—
Foreign exchange contracts	712	—	921	—	623	—
Equity option contracts	—	—	—	—	—	—
Total customer risk management programs	20,432	—	22,749	—	18,941	—
Trading[2]	(11,453)	—	8,255	—	13,999	—
Internal risk management programs	—	(19,378)	—	42,320	—	14,951
Total derivative contracts	$8,979	$(19,378)	$31,004	$42,320	$32,940	$14,951
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

No derivative contracts have been designated as hedging instruments for financial reporting purposes.
(4) Loans and Allowances for Credit Losses

The portfolio segments of the loan portfolio are as follows (in thousands):

	December 31, 2021				December 31, 2020
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$3,360,117	$9,072,244	$74,104	$12,506,465	$3,174,203	$9,736,173	$167,159	$13,077,535
Commercial real estate	929,015	2,888,048	14,262	3,831,325	1,047,486	3,623,806	27,246	4,698,538
Paycheck protection program	276,341	—	—	276,341	1,682,310	—	—	1,682,310
Loans to individuals	2,037,792	1,508,064	45,693	3,591,549	2,174,874	1,333,975	40,288	3,549,137
Total	$6,603,265	$13,468,356	$134,059	$20,205,680	$8,078,873	$14,693,954	$234,693	$23,007,520
Foregone interest on nonaccrual loans				$14,102				$22,870

At December 31, 2021, loans to businesses and individuals with collateral primarily located in Texas totaled $6.8 billion or 34% of the total loan portfolio. Loans to businesses and individuals with collateral primarily located in Oklahoma totaled $3.2 billion or 16% of our total loan portfolio. Loans to businesses and individuals with collateral primarily located in Colorado totaled $2.5 billion or 12% of our total loan portfolio. Loans for which the collateral location is not relevant, such as unsecured loans and reserve-based energy loans, are distributed by the borrower’s primary operating location. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas.

At December 31, 2020, loans to businesses and individuals with collateral primarily located in Texas totaled $7.2 billion or 31% of the loan portfolio, loans to businesses and individuals with collateral primarily located in Oklahoma totaled $3.8 billion or 17% of the loan portfolio and loans to businesses and individuals with collateral primarily located in Colorado totaled $2.8 billion or 12% of the loan portfolio.

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

At December 31, 2021, commercial loans with collateral primarily located in Texas totaled $4.4 billion or 35% of the commercial loan portfolio segment. Commercial loans with collateral primarily located in Oklahoma totaled $1.7 billion or 13% of the commercial loan portfolio segment. Commercial loans with collateral primarily located in Colorado totaled $1.6 billion or 13% of the commercial loan portfolio segment. The commercial loan portfolio segment is further divided into loan classes. The services loan class totaled $3.4 billion or 17% of total loans. Approximately $1.7 billion of loans in the services class consisted of loans with individual balances of less than $10 million. Businesses included in the services class include Native American tribal and state and local municipal government entities, Native American tribal casino operations, educational services, foundations and not-for-profit organizations and specialty trade contractors. The energy loan class totaled $3.0 billion or 15% of total loans, including $2.2 billion of outstanding loans to energy producers. Approximately 67% of the committed production loans are secured by properties primarily producing oil and 33% of the committed production loans are secured by properties primarily producing natural gas. The healthcare loan class totaled $3.4 billion or 17% of total loans. The healthcare loan class consists primarily of loans for the development and operation of senior housing and care facilities, including independent living, assisted living and skilled nursing. Healthcare also includes loans to hospitals and other medical service providers.

At December 31, 2020, commercial loans with collateral primarily located in Texas totaled $4.3 billion or 33% of the commercial loan portfolio segment, commercial loans with collateral primarily located in Oklahoma totaled $1.8 billion or 14% of the commercial loan portfolio segment and commercial loans with collateral primarily located in Colorado totaled $1.7 billion or 13% of the commercial loan portfolio segment. The energy loan class totaled $3.5 billion or 15% of total loans, including $2.6 billion of outstanding loans to energy producers. At December 31, 2020, approximately 58% of committed production loans were secured by properties primarily producing oil and 42% were secured by properties producing natural gas. The services loan class totaled $3.5 billion or 15% of total loans. Approximately $1.5 billion of loans in the services category consisted of loans with individual balances of less than $10 million. The healthcare loan class totaled $3.3 billion or 14% of total loans.

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

At December 31, 2021, 30% of commercial real estate loans were secured by properties primarily located in the Dallas and Houston metropolitan areas of Texas and 12% of commercial real estate loans were secured by properties located primarily in the Tulsa and Oklahoma City metropolitan areas of Oklahoma. At December 31, 2020, 27% of commercial real estate loans are secured by properties primarily located in the Dallas and Houston metropolitan areas of Texas and 10% of commercial real estate loans were secured by properties located primarily in the Tulsa and Oklahoma City metropolitan areas of Oklahoma.

Paycheck Protection Program
BOK Financial is actively participating in programs initiated by the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), including the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP") that began on April 3, 2020. PPP provided fully forgivable loans when utilized for qualified expenditures, including to help small business maintain payrolls during the COVID-19 pandemic. These loans generally have a contractual term of two years, though most are expected to be forgiven prior to maturity after completion of a compliance period. Loans are guaranteed and amounts forgiven will be reimbursed to the Company by the SBA. The loans carry a rate of 1%. Interest plus loan fees, which vary depending on loan size, are accrued over the contractual life of the loan. Any unaccreted origination fees will be recognized when the loan is paid.
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

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2021, outstanding commitments totaled $12.5 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At December 31, 2021, outstanding standby letters of credit totaled $700 million.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the year ended December 31, 2021 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Paycheck Protection Program	Loans to Individuals	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance, adjusted	254,934	86,558	—	47,148	—	388,640
Provision for loan losses	(59,326)	(26,522)	—	(9,354)	—	(95,202)
Loans charged off	(43,956)	(2,485)	—	(4,910)	—	(51,351)
Recoveries of loans previously charged off	10,404	1,002	—	2,928	—	14,334
Ending balance	$162,056	$58,553	$—	$35,812	$—	$256,421

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance, adjusted	14,422	20,571	—	1,928	—	36,921
Provision for off-balance sheet credit risk	(610)	(3,129)	—	(205)	—	(3,944)
Ending balance	$13,812	$17,442	$—	$1,723	$—	$32,977

Changes in our reasonable and supportable forecasts of macroeconomic variables, primarily due to the anticipated impact of the on-going COVID-19 pandemic, and other assumptions, resulted in a $90.1 million decrease in the allowance for lending activities during the year ended December 31, 2021. Changes in the loan portfolio characteristics, including specific impairment and losses, loan balances and risk grading resulted in a $9.0 million decrease in the allowance for lending activities.

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the year ended December 31, 2020 is summarized as follows (in thousands):

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at December 31, 2021 is as follows (in thousands):

	Collectively Measured for General Allowances		Individually Measured for Specific Allowances		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$12,432,361	$158,063	$74,104	$3,993	$12,506,465	$162,056
Commercial real estate	3,817,063	56,204	14,262	2,349	3,831,325	58,553
Paycheck protection program	276,341	—	—	—	276,341	—
Loans to individuals	3,545,856	35,812	45,693	—	3,591,549	35,812
Total	$20,071,621	$250,079	$134,059	$6,342	$20,205,680	$256,421

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

The following table summarizes the Company's loan portfolio at December 31, 2021 by the risk grade categories and vintage (in thousands):

	Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Energy
Pass	$252,133	$29,556	$15,914	$13,548	$4,741	$6,765	$2,540,525	$—	$2,863,182
Special Mention	558	771	—	—	—	—	750	—	2,079
Accruing Substandard	10,650	22,611	1,185	814	—	716	74,556	—	110,532
Nonaccrual	—	20,487	—	—	—	714	9,890	—	31,091
Total energy	263,341	73,425	17,099	14,362	4,741	8,195	2,625,721	—	3,006,884
Healthcare
Pass	563,800	589,193	516,558	498,998	319,096	688,136	160,154	26	3,335,961
Special Mention	6,835	—	15,583	—	11,135	—	5	—	33,558
Accruing Substandard	—	—	27,135	543	—	1,981	—	—	29,659
Nonaccrual	—	—	—	6,542	—	8,711	509	—	15,762
Total healthcare	570,635	589,193	559,276	506,083	330,231	698,828	160,668	26	3,414,940
Services
Pass	696,149	405,057	289,375	275,010	225,404	795,029	607,958	375	3,294,357
Special Mention	434	405	1,830	1,047	3,290	47	17,210	192	24,455
Accruing Substandard	43	530	4,166	10,714	1,785	2,366	11,607	—	31,211
Nonaccrual	—	—	—	230	13,918	2,519	503	—	17,170
Total services	696,626	405,992	295,371	287,001	244,397	799,961	637,278	567	3,367,193
General business
Pass	584,438	211,892	264,462	177,384	168,977	215,014	1,047,420	2,284	2,671,871
Special Mention	218	223	60	1,435	3,842	—	5,875	—	11,653
Accruing Substandard	265	1,066	1,634	7,697	8,336	3,024	1,821	—	23,843
Nonaccrual	—	2,444	4,562	1,046	762	518	730	19	10,081
Total general business	584,921	215,625	270,718	187,562	181,917	218,556	1,055,846	2,303	2,717,448
Total commercial	2,115,523	1,284,235	1,142,464	995,008	761,286	1,725,540	4,479,513	2,896	12,506,465

Commercial real estate:
Pass	717,400	711,231	871,283	403,115	279,058	664,684	117,847	31	3,764,649
Special Mention	—	—	—	6,660	10,898	9,244	—	—	26,802
Accruing Substandard	—	—	—	13,352	4,480	7,780	—	—	25,612
Nonaccrual	—	—	8,076	—	—	6,186	—	—	14,262
Total commercial real estate	717,400	711,231	879,359	423,127	294,436	687,894	117,847	31	3,831,325

	Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Paycheck protection program:
Pass	237,357	38,984	—	—	—	—	—	—	276,341
Total paycheck protection program	237,357	38,984	—	—	—	—	—	—	276,341
Loans to individuals:
Residential mortgage
Pass	386,092	452,537	84,001	60,390	68,150	295,632	320,638	21,463	1,688,903
Special Mention	—	—	156	—	19	411	282	159	1,027
Accruing Substandard	98	—	—	—	127	41	400	—	666
Nonaccrual	1,516	1,809	383	1,968	629	22,289	2,177	803	31,574
Total residential mortgage	387,706	454,346	84,540	62,358	68,925	318,373	323,497	22,425	1,722,170
Residential mortgage guaranteed by U.S. government agencies
Pass	699	11,380	20,650	27,970	32,742	246,871	—	—	340,312
Nonaccrual	—	—	1,259	821	635	11,146	—	—	13,861
Total residential mortgage guaranteed by U.S. government agencies	699	11,380	21,909	28,791	33,377	258,017	—	—	354,173
Personal:
Pass	218,960	180,577	177,389	70,249	92,592	135,041	638,713	728	1,514,249
Special Mention	—	9	34	3	—	47	—	—	93
Accruing Substandard	435	5	165	—	—	1	—	—	606
Nonaccrual	110	14	10	24	35	40	25	—	258
Total personal	219,505	180,605	177,598	70,276	92,627	135,129	638,738	728	1,515,206
Total loans to individuals	607,910	646,331	284,047	161,425	194,929	711,519	962,235	23,153	3,591,549
Total loans	$3,678,190	$2,680,781	$2,305,870	$1,579,560	$1,250,651	$3,124,953	$5,559,595	$26,080	$20,205,680

The following table summarizes the Company's loan portfolio at December 31, 2020 by the risk grade categories and vintage (in thousands):

	Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Energy
Pass	$112,614	$51,863	$89,346	$7,178	$1,148	$7,956	$2,548,663	$—	$2,818,768
Special Mention	—	—	—	—	—	—	202,590	—	202,590
Accruing Substandard	24,000	1,363	1,453	—	12,667	—	283,294	—	322,777
Nonaccrual	21,076	2,607	—	—	—	21,064	80,312	—	125,059
Total energy	157,690	55,833	90,799	7,178	13,815	29,020	3,114,859	—	3,469,194
Healthcare
Pass	536,745	615,221	638,302	422,834	234,399	658,286	147,132	—	3,252,919
Special Mention	—	27,500	—	—	—	8,282	5	—	35,787
Accruing Substandard	—	—	1,191	929	132	11,387	—	—	13,639
Nonaccrual	—	18	183	—	—	2,935	509	—	3,645
Total healthcare	536,745	642,739	639,676	423,763	234,531	680,890	147,646	—	3,305,990
Services
Pass	534,853	436,384	372,867	307,374	373,785	683,936	665,491	682	3,375,372
Special Mention	150	9,057	389	291	2,038	2,000	3,063	—	16,988
Accruing Substandard	429	6,380	26,008	6,027	5,030	7,954	38,797	—	90,625
Nonaccrual	4,833	448	—	12,590	1,049	6,138	540	—	25,598
Total services	540,265	452,269	399,264	326,282	381,902	700,028	707,891	682	3,508,583
General business
Pass	419,756	394,985	310,273	236,222	103,987	186,600	1,055,878	2,316	2,710,017
Special Mention	197	4,519	9,713	7,803	2,511	3,159	2,483	19	30,404
Accruing Substandard	1,432	3,069	6,694	10,935	10,042	3,729	4,449	140	40,490
Nonaccrual	1,675	3,728	4,863	1,436	530	107	477	41	12,857
Total general business	423,060	406,301	331,543	256,396	117,070	193,595	1,063,287	2,516	2,793,768
Total commercial	1,657,760	1,557,142	1,461,282	1,013,619	747,318	1,603,533	5,033,683	3,198	13,077,535

Commercial real estate:
Pass	725,577	1,211,338	954,226	489,193	314,899	722,475	223,131	38	4,640,877
Special Mention	—	—	259	12,311	2,725	5,831	—	—	21,126
Accruing Substandard	—	—	—	4,410	—	4,852	27	—	9,289
Nonaccrual	—	8,300	—	232	7,468	11,246	—	—	27,246
Total commercial real estate	725,577	1,219,638	954,485	506,146	325,092	744,404	223,158	38	4,698,538

	Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Paycheck protection program:
Pass	1,682,310	—	—	—	—	—	—	—	1,682,310
Total paycheck protection program	1,682,310	—	—	—	—	—	—	—	1,682,310
Loans to individuals:
Residential mortgage
Pass	564,325	149,832	120,875	124,930	158,801	348,292	335,259	24,553	1,826,867
Special Mention	33	11	2,094	—	59	318	950	10	3,475
Accruing Substandard	—	—	51	—	—	34	272	76	433
Nonaccrual	648	104	1,658	784	2,010	22,415	3,835	774	32,228
Total residential mortgage	565,006	149,947	124,678	125,714	160,870	371,059	340,316	25,413	1,863,003
Residential mortgage guaranteed by U.S. government agencies
Pass	4,859	33,880	34,464	43,099	58,264	226,380	—	—	400,946
Nonaccrual	—	—	545	—	309	6,887	—	—	7,741
Total residential mortgage guaranteed by U.S. government agencies	4,859	33,880	35,009	43,099	58,573	233,267	—	—	408,687
Personal:
Pass	219,873	200,580	76,246	100,229	64,104	102,126	510,571	1,510	1,275,239
Special Mention	39	55	66	—	469	31	965	—	1,625
Accruing Substandard	11	214	10	—	—	—	29	—	264
Nonaccrual	28	17	57	73	50	49	45	—	319
Total personal	219,951	200,866	76,379	100,302	64,623	102,206	511,610	1,510	1,277,447
Total loans to individuals	789,816	384,693	236,066	269,115	284,066	706,532	851,926	26,923	3,549,137
Total loans	$4,855,463	$3,161,473	$2,651,833	$1,788,880	$1,356,476	$3,054,469	$6,108,767	$30,159	$23,007,520

Nonaccruing Loans

A summary of nonaccruing loans as of December 31, 2021 follows (in thousands):

	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Energy	$31,091	$31,091	$—	$—
Healthcare	15,762	9,679	6,083	53
Services	17,170	13,686	3,484	2,584
General business	10,081	7,690	2,391	1,357
Total commercial	74,104	62,146	11,958	3,994

Commercial real estate	14,262	6,186	8,076	2,349

Loans to individuals:
Residential mortgage	31,574	31,574	—	—
Residential mortgage guaranteed by U.S. government agencies	13,861	13,861	—	—
Personal	258	258	—	—
Total loans to individuals	45,693	45,693	—	—

Total	$134,059	$114,025	$20,034	$6,343

A summary of nonaccruing loans as of December 31, 2020 follows (in thousands):

	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Energy	$125,059	$76,633	$48,426	$16,478
Healthcare	3,645	3,645	—	—
Services	25,598	20,810	4,788	2,574
General business	12,857	12,857	—	—
Total commercial	167,159	113,945	53,214	19,052

Commercial real estate	27,246	13,645	13,601	3,389

Loans to individuals:
Residential mortgage	32,228	32,228	—	—
Residential mortgage guaranteed by U.S. government agencies	7,741	7,741	—	—
Personal	319	319	—	—
Total loans to individuals	40,288	40,288	—	—

Total	$234,693	$167,878	$66,815	$22,441

Troubled Debt Restructurings

At December 31, 2021 the Company has $273 million in troubled debt restructurings (TDRs), of which $211 million are accruing residential mortgage loans guaranteed by U.S. government agencies. Of the approximately $141 million TDRs that are performing in accordance with the modified terms, $97 million are government guaranteed loans. The loans designated as TDRs had $994 thousand in charge offs during the year ended December 31, 2021.

At December 31, 2020, TDRs totaled $187 million, of which $152 million were accruing residential mortgage loans guaranteed by U.S. government agencies. Approximately $95 million of TDRs were performing. The loans designated as TDRs had $20.9 million in charge offs during the year ended December 31, 2020.

TDRs generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. During the year ended December 31, 2021, $121 million of loans were restructured. During the year ended December 31, 2020, $83 million of loans were restructured.

Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans, as modified for short-term payment deferral forbearance.

A summary of loans currently performing and past due as of December 31, 2021 is as follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total	Past Due 90 Days or More and Accruing
Commercial:
Energy	$3,002,623	$545	3,716	$—	$3,006,884	$—
Healthcare	3,412,072	2,359	—	509	3,414,940	—
Services	3,352,639	920	4,620	9,014	3,367,193	—
General business	2,705,596	6,080	997	4,775	2,717,448	199
Total commercial	12,472,930	9,904	9,333	14,298	12,506,465	199

Commercial real estate	3,827,962	—	206	3,157	3,831,325	—

Paycheck protection program	276,341	—	—	—	276,341	74

Loans to individuals
Permanent mortgage	1,707,654	6,263	1,556	6,697	1,722,170	—
Permanent mortgages guaranteed by U.S. government agencies	181,022	26,869	16,751	129,531	354,173	118,819
Personal	1,514,938	66	24	178	1,515,206	40
Total loans to individuals	3,403,614	33,198	18,331	136,406	3,591,549	118,859

Total	$19,980,847	$43,102	$27,870	$153,861	$20,205,680	$119,132

A summary of loans currently performing and past due as of December 31, 2020 is as follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total	Past Due 90 Days or More and Accruing
Commercial:
Energy	$3,410,995	$12,735	4,050	$41,414	$3,469,194	$—
Healthcare	3,302,345	—	—	3,645	3,305,990	—
Services	3,489,423	3,278	177	15,705	3,508,583	326
General business	2,776,038	1,206	6,277	10,247	2,793,768	4,495
Total commercial	12,978,801	17,219	10,504	71,011	13,077,535	4,821

Commercial real estate	4,672,279	276	5,310	20,673	4,698,538	5,126

Paycheck protection program	1,682,310	—	—	—	1,682,310	—

Loans to individuals
Permanent mortgage	1,849,304	5,812	837	7,050	1,863,003	181
Permanent mortgages guaranteed by U.S. government agencies	262,102	41,389	22,041	83,155	408,687	78,349
Personal	1,273,702	3,317	90	338	1,277,447	241
Total loans to individuals	3,385,108	50,518	22,968	90,543	3,549,137	78,771

Total	$22,718,498	$68,013	$38,782	$182,227	$23,007,520	$88,718

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit is for the year ended December 31, 2019 summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Personal	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$102,226	$60,026	$17,964	$9,473	$17,768	$207,457
Provision for loan losses	57,125	(12,046)	(3,838)	3,537	(573)	44,205
Loans charged off	(43,185)	(1,161)	(288)	(6,343)	—	(50,977)
Recoveries	2,021	4,986	562	2,505	—	10,074
Ending balance	$118,187	$51,805	$14,400	$9,172	$17,195	$210,759
Allowance for off-balance sheet credit losses:
Beginning balance	1,655	52	52	31	—	1,790
Provision for off-balance sheet credit losses	(221)	55	(8)	(31)	—	(205)
Ending balance	$1,434	$107	$44	$—	$—	$1,585

Total provision for credit losses	$56,904	$(11,991)	$(3,846)	$3,506	$(573)	$44,000

(5) Premises and Equipment and Leases

Premises and equipment at December 31 are summarized as follows (in thousands):

	December 31,
	2021	2020
Land	$69,776	$69,776
Buildings and improvements	472,450	440,528
Software and related integration	159,063	120,444
Furniture and equipment	186,092	165,344
Construction in progress	36,917	46,949
Premises and equipment	924,298	843,041
Less accumulated depreciation	350,150	291,733
Premises and equipment, net of accumulated depreciation	$574,148	$551,308

Depreciation expense of premises and equipment was $63.4 million, $54.3 million and $51.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Premises and equipment included right-of-use assets for leased office space and facilities. Leases are at market rates at inception and may contain escalations based on consumer price index or similar benchmarks and options to renew at then market rates.

Right-of-use assets of $181 million at December 31, 2021 and $166 million at December 31, 2020 are included in buildings and improvements and related right-of-use liabilities are included in other liabilities. At December 31, 2021, the weighted-average remaining lease term was 10.9 years and the weighted average discount rate on operating leases was 2.9%. At December 31, 2021, un-discounted operating lease liabilities are scheduled to mature as follows: $23.8 million in 2022, $24.7 million in 2023, $24.3 million in 2024, $23.6 million in 2025, $22.6 million in 2026 and $130 million thereafter.

Total lease expense for BOK Financial was $35.8 million in 2021, $42.0 million in 2020 and $43.0 million in 2019. Rent expense and right of use asset amortization recognized as occupancy and equipment expense was $23.4 million in 2021, $25.0 million in 2020 and $24.2 million in 2019. Operating cash flows from operating leases were $25.3 million and $25.6 million for the years ended December 31, 2021 and December 31, 2020, respectively. Operating expenses related to leased assets and short term lease costs totaled $11.5 million, $13.4 million and $12.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

(6) Goodwill and Intangible Assets

The following table presents the original cost and accumulated amortization of intangible assets (in thousands):

	Dec. 31,
	2021	2020
Core deposit premiums	$103,200	$103,200
Less accumulated amortization	44,149	32,256
Net core deposit premiums	59,051	70,944

Other identifiable intangible assets	78,154	82,731
Less accumulated amortization	45,427	40,239
Net other identifiable intangible assets	32,727	42,492

Total intangible assets, net	$91,778	$113,436

Expected amortization expense for intangible assets that will continue to be amortized (in thousands):

	Core Deposit Premiums	Other Identifiable Intangible Assets	Total
2022	$10,981	$4,665	$15,646
2023	10,145	3,625	13,770
2024	9,379	2,611	11,990
2025	8,675	2,201	10,876
2026	7,986	1,828	9,814
Thereafter	11,885	17,797	29,682
	$59,051	$32,727	$91,778

The changes in the carrying value of goodwill by operating segment are as follows (in thousands):

	Commercial Banking	Consumer Banking	Wealth Management	Funds Management and Other	Total
Balance, December 31, 2019	$913,931	$43,458	$90,702	$—	$1,048,091
Balance, December 31, 2020	913,931	43,458	90,702	—	1,048,091
Sale of consolidated merchant banking investment during 2021	(3,342)	—	—	—	(3,342)
Balance, December 31, 2021	$910,589	$43,458	$90,702	$—	$1,044,749

At October 1, 2021, the Company performed a qualitative impairment assessment of goodwill based on factors including, but not limited to, general economic conditions, financial services industry considerations, regional economic conditions, global health concerns and related medical developments, general BOKF Financial performance and reporting unit performance. No impairment was indicated for any reporting unit.

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	December 31, 2021		December 31, 2020
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$182,710	$186,175	$227,161	$236,444
Residential mortgage loan commitments	171,412	6,167	380,637	20,435
Forward sales contracts	328,433	(47)	549,414	(4,563)
		$192,295		$252,316

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of December 31, 2021 or December 31, 2020. No credit losses were recognized on residential mortgage loans held for sale for the years ended December 31, 2021, 2020 and 2019.

Mortgage banking revenue was as follows (in thousands):

	Year Ended
	2021	2020	2019
Production revenue:
Net realized gains on sales of mortgage loans	$76,282	$107,847	$39,730
Net change in unrealized gain on mortgage loans held for sale	(5,818)	6,697	672
Net change in the fair value of mortgage loan commitments	(14,268)	15,202	(145)
Net change in the fair value of forward sales contracts	4,516	(3,898)	2,463
Total mortgage production revenue	60,712	125,848	42,720
Servicing revenue	45,184	56,512	64,821
Total mortgage banking revenue	$105,896	$182,360	$107,541

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

The following represents a summary of mortgage servicing rights (Dollars in thousands):

	December 31,
	2021	2020	2019
Number of residential mortgage loans serviced for others	102,008	106,201	126,828
Outstanding principal balance of residential mortgage loans serviced for others	$16,442,446	$16,228,449	$20,727,106
Weighted average interest rate	3.58%	3.84%	3.98%
Remaining contractual term (in months)	281	280	289

Activity in capitalized mortgage servicing rights during the three years ended December 31, 2021 is as follows (in thousands):

Balance, December 31, 2018	$259,254
Additions	35,128
Change in fair value due to loan runoff	(38,979)
Change in fair value due to market changes	(53,517)
Balance, December 31, 2019	201,886
Additions	31,209
Disposals	(10,801)
Change in fair value due to loan runoff	(41,598)
Change in fair value due to market changes	(79,524)
Balance, December 31, 2020	101,172
Additions	31,132
Acquisitions	28,018
Change in fair value due to loan runoff	(38,761)
Change in fair value due to market changes	41,637
Balance, December 31, 2021	$163,198

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

Mortgage servicing rights are not traded in active markets. Fair value is determined by discounting the projected net cash flows. Significant assumptions used to determine fair value considered to be significant unobservable inputs were as follows:

	December 31,
	2021	2020
Discount rate – risk-free rate plus a market premium	8.39%	9.14%
Prepayment rate - based upon loan interest rate, original term and loan type	12.11%	19.73%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$69 - $94	$69 - $94
Delinquent loans	$150 - $500	$150 - $500
Loans in foreclosure	$1,000 - $4,000	$1,000 - $4,000
Primary/secondary mortgage rate spread	105 bps	105 bps
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	1.32%	0.43%
Delinquency rate	2.05%	3.54%

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
(8) Deposits

Interest expense on deposits is summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Transaction deposits	$21,961	$60,424	$132,854
Savings	374	385	677
Time:
Certificates of deposits under $100,000	2,961	6,741	8,299
Certificates of deposits $100,000 and over	4,719	18,270	29,288
Other time deposits	3,469	4,176	4,420
Total time	11,149	29,187	42,007
Total	$33,484	$89,996	$175,538

The aggregate amounts of time deposits in denominations of $250,000 or more at December 31, 2021 and 2020 were $828 million and $815 million, respectively.

Time deposit maturities are as follows: 2022 – $1.3 billion, 2023 – $156 million, 2024 – $54 million, 2025 – $39 million, 2026 – $82 million and $25 million thereafter.

The aggregate amount of overdrawn customer transaction deposits that have been reclassified as loan balances was $3.4 million at December 31, 2021 and $3.1 million at December 31, 2020.

(9) Other Borrowed Funds

Information relating to other borrowings is summarized as follows (dollars in thousands):

	As of		Year Ended
	December 31, 2021		December 31, 2021
	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Funds purchased	$199,513	0.05%	$543,183	0.46%	$542,465
Repurchase agreements	2,126,936	0.08%	1,695,519	0.33%	2,920,728
Other borrowings:
Federal Home Loan Bank advances	—	—%	1,679,315	0.27%	2,600,000
GNMA repurchase liability	7,420	4.36%	11,956	4.06%	23,856
Paycheck protection program liquidity facility	—	—%	879,145	0.35%	1,662,598
Other	29,333	3.23%	29,445	4.18%	31,875
Total other borrowings	36,753		2,599,861	0.38%
Subordinated debentures[1]	131,226	3.95%	224,058	4.70%	276,049
Total other borrowed funds	$2,494,428		$5,062,621	0.56%

	As of		Year Ended
	December 31, 2020		December 31, 2020
	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Funds purchased	$769,365	0.05%	$2,045,795	0.58%	$3,311,938
Repurchase agreements	893,021	0.09%	1,589,746	0.24%	3,230,097
Other borrowings:
Federal Home Loan Bank advances	200,000	0.29%	3,393,989	1.00%	7,500,000
GNMA repurchase liability	19,500	4.35%	42,771	4.18%	126,569
Federal Reserve Bank advances	—	—%	42,464	0.26%	—
Paycheck protection program liquidity facility	1,635,963	0.35%	1,152,073	0.35%	2,013,414
Other	27,507	5.24%	28,156	5.12%	49,376
Total other borrowings	1,882,970		4,659,453	0.88%
Subordinated debentures[1]	276,005	4.72%	275,965	5.05%	276,005
Total other borrowed funds	$3,821,361		$8,570,959	0.82%

	As of		Year Ended
	December 31, 2019		December 31, 2019
	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Funds purchased	$3,390,528	1.53%	$2,438,376	2.08%	$3,390,528
Repurchase agreements	427,822	0.50%	399,785	0.57%	427,822
Other borrowings:
Federal Home Loan Bank advances	4,500,000	1.79%	7,122,466	2.44%	8,000,000
GNMA repurchase liability	15,417	4.32%	13,746	4.47%	19,581
Other	11,638	5.09%	11,144	5.30%	34,676
Total other borrowings	4,527,055		7,147,356	2.45%
Subordinated debentures[1]	275,923	5.15%	276,075	5.47%	275,923
Total other borrowed funds	$8,621,328		$10,261,592	2.37%
1 Parent Company only.

Aggregate annual principal repayments at December 31, 2021 are as follows (in thousands):

2022	$2,343,341
2023	3,378
2024	3,498
2025	3,622
2026	3,752
Thereafter	136,837
Total	$2,494,428

Funds purchased are unsecured and generally mature within one day to ninety days from the transaction date. Securities repurchase agreements are recorded as secured borrowings that generally mature within ninety days and are secured by certain available for sale securities.

Additional information relating to securities sold under agreements to repurchase and related liabilities at December 31, 2021 and 2020 is as follows (dollars in thousands):

	December 31, 2021
	Amortized	Fair	Repurchase
Security Sold/Maturity	Cost	Value	Liability[1]	Rate

U.S. government agency mortgage-backed securities:
Overnight[1]	$907,154	$902,507	$884,936	0.08%
Less than 30 days[2]	N/A	1,242,000	1,242,000	1.50%
Total Agency Securities	$907,154	$2,144,507	$2,126,936	1.58%

	December 31, 2020
	Amortized	Fair	Repurchase
Security Sold/Maturity	Cost	Value	Liability[1]	Rate

U.S. government agency mortgage-backed securities:
Overnight[1]	$893,069	$910,885	$893,021	0.09%
Less than 30 days	—	—	—	—%
Total Agency Securities	$893,069	$910,885	$893,021	0.09%
1    BOK Financial maintains control over the securities underlying overnight repurchase agreements and generally transfers control over securities underlying longer-term dealer repurchase agreements to the respective counterparty.
2 Trading position.

Borrowings from the Federal Home Loan Banks are used for funding purposes. In accordance with policies of the Federal Home Loan Banks, BOK Financial has granted a blanket pledge of eligible assets (generally unencumbered U.S. Treasury and residential mortgage-backed securities, 1-4 family loans and multifamily loans) as collateral for these advances. The Federal Home Loan Banks have issued letters of credit totaling $500 million to secure BOK Financial’s obligations to depositors of public funds. The unused credit available to BOK Financial at December 31, 2021 pursuant to the Federal Home Loan Bank’s collateral policies is $5.9 billion.

In 2016, BOK Financial issued $150 million of subordinated debt set to mature on June 30, 2056. This debt bore an interest rate of 5.375%, payable quarterly. On August 23, 2021, BOK Financial exercised its option to redeem the debt at the principal amount plus accrued interest and realized a $5.2 million loss on extinguishment of debt.

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

BOK Financial Securities, Inc. may borrow funds from Pershing, LLC ("Pershing"), a clearing broker/dealer and a wholly owned subsidiary of Bank of New York Mellon, for the purposes of financing securities purchases or to facilitate funding of investment banking activities, on terms to be negotiated at the time of the borrowing. BOK Financial Securities, Inc. had no borrowings outstanding at December 31, 2021 and December 31, 2020.

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

(10) Federal and State Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Credit loss reserves	$67,339	$101,265
Lease liability	48,457	44,794
Deferred compensation	33,945	29,504
Unearned fees	11,368	14,584
Purchased loan discount	7,498	11,537
Share-based compensation	5,989	6,525
Valuation adjustments	1,883	3,834
Other	28,958	29,963
Total deferred tax assets	205,437	242,006

Deferred tax liabilities:
Available for sale securities mark to market	21,841	105,769
Right-of-use asset	41,291	38,635
Mortgage servicing rights	31,703	24,182
Acquired identifiable intangible	14,307	18,138
Depreciation	10,939	13,754
Lease financing	11,120	11,828
Other	39,698	39,210
Total deferred tax liabilities	170,899	251,516
Net deferred tax assets (liabilities)	$34,538	$(9,510)

No valuation allowance was necessary on deferred tax assets as of December 31, 2021 and 2020.

The significant components of the provision for income taxes attributable to continuing operations for BOK Financial are shown below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current income tax expense:
Federal	$121,196	$173,888	$110,887
State	21,065	29,889	15,088
Total current income tax expense	142,261	203,777	125,975

Deferred income tax expense (benefit):
Federal	29,777	(65,989)	3,416
State	7,737	(8,995)	792
Total deferred income tax expense (benefit)	37,514	(74,984)	4,208
Total income tax expense	$179,775	$128,793	$130,183

The reconciliations of income attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Amount:
Federal statutory tax	$167,181	$118,412	$132,482
Tax exempt revenue	(6,084)	(7,035)	(12,227)
Effect of state income taxes, net of federal benefit	22,489	14,251	12,715
Utilization of tax credits, net of proportional amortization of low-income housing limited partnership investments	(8,801)	(6,994)	(5,127)
Other, net	4,990	10,159	2,340
Total income tax expense	$179,775	$128,793	$130,183

	Year Ended December 31,
	2021	2020	2019
Percent of pretax income:
Federal statutory tax	21.0%	21.0%	21.0%
Tax exempt revenue	(0.7)	(1.2)	(1.9)
Effect of state income taxes, net of federal benefit	2.8	2.5	2.0
Utilization of tax credits, net of proportional amortization of low-income housing limited partnership investments	(1.1)	(1.2)	(0.8)
Other, net	0.6	1.7	0.3
Total	22.6%	22.8%	20.6%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2021	2020	2019
Balance as of January 1	$22,902	$20,465	$18,869
Additions for tax for current year positions	3,961	6,384	5,649
Settlements during the period	(1,754)	—	—
Lapses of applicable statute of limitations	(4,017)	(3,947)	(4,053)
Balance as of December 31	$21,092	$22,902	$20,465

Of the above unrecognized tax benefits, $16.4 million, if recognized, would have affected the effective tax rate.

BOK Financial recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company recognized $2.3 million for 2021, $2.4 million for 2020 and $2.2 million for 2019 in interest and penalties. The Company had approximately $6.4 million and $5.9 million accrued for the payment of interest and penalties at December 31, 2021 and 2020, respectively. Federal statutes remain open for federal tax returns filed in the previous three reporting periods. Various state income tax statutes remain open for the previous three to six reporting periods.

(11) Employee Benefits

BOK Financial sponsors a defined benefit cash balance Pension Plan for all employees who satisfy certain age and service requirements. Pension Plan benefits were curtailed as of April 1, 2006. No participants may be added to the plan and no additional service benefits will be accrued. Interest continues to accrue on employees' account balances at a variable rate tied to the five-year trailing average of five-year U.S. Treasury securities plus 1.5%. The rate has a floor of 3.0% and a ceiling of 5.0%. The 2021 quarterly variable rates ranged from 3.13% to 3.22%.

The projected benefit obligation and fair value of plan assets, respectively, were $20 million and $39 million at December 31, 2021 and $24 million and $38 million at December 31, 2020. The net periodic benefit credit was $2.2 million for December 31, 2021, $1.3 million for December 31, 2020 and $815 thousand for December 31, 2019, and is included in Personnel expense in the Consolidated Statements of Earnings. Total expected future benefit payments related to the Pension Plan were $22.4 million at December 31, 2021.

The following table presents the weighted-average assumptions used in the measurement of the Company's net periodic benefit cost as of December 31:

	2021	2020
Discount rate	1.73%	2.69%
Expected return on plan assets	5.50%	5.50%

Assets of the Pension Plan consist primarily of shares in the Cavanal Hill Active Core Fund. The stated objective of this fund is to provide an attractive total return with a well-balanced mix of equities and bonds. The typical portfolio mix is approximately 60% equities and 40% bonds. The net asset value of shares in the Cavanal Hill Funds is reported daily based on market quotations for the Fund’s securities. Management considers the Fund's recent and long-term performance as indicators when setting the expected return on plan assets. No minimum contribution was required for 2021, 2020 or 2019. On November 2, 2021, the Board of Directors approved a plan to terminate the Pension Plan and management is currently in the process of executing the termination strategy.

Employee contributions to the Thrift Plan are eligible for Company matching equal to 6% of base compensation, as defined in the plan. The Company-provided matching contribution rates range from 50% for employees with less than 4 years of service to 200% for employees with 15 or more years of service. Additionally, a maximum Company-provided, non-elective annual contribution of up to $750 per participant is provided for employees whose annual base compensation is less than $40,000. Participants may direct investments in their accounts to a variety of options, including a BOK Financial common stock fund and Cavanal Hill funds. Employer contributions, which are invested in accordance with the participant’s investment options, vest over five years. Thrift Plan expenses were $30.5 million for 2021, $29.9 million for 2020 and $27.6 million for 2019.

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

No options have been awarded since 2013. At December 31, 2021, the number of options outstanding and the weighted average remaining contractual life of options outstanding was not significant. The aggregate intrinsic value of options exercised was $496 thousand for 2021, $318 thousand for 2020 and $761 thousand for 2019.

The Company also awards restricted stock to certain officers and employees and restricted stock units ("RSUs") to certain executives, (collectively "non-vested shares"). Vesting of all non-vested shares is subject to service requirements. Additionally, vesting of certain non-vested shares is subject to performance criteria based on changes in the Company's earnings per share relative to defined peers. The following represents a summary of the non-vested shares for the three years ended December 31, 2021 (in thousands):

	Restricted Stock		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2019	527,607		—
Granted	145,724	$76.74	46,689	$87.40
Vested	(114,201)	61.28	—	—
Forfeited	(131,952)	83.69	—	—
Non-vested at December 31, 2019	427,178		46,689
Granted	236,750	$83.49	22,980	$77.36
Vested	(225,527)	83.50	—	—
Forfeited	(18,167)	83.10	—	—
Non-vested at December 31, 2020	420,234		69,669
Granted	247,917	$73.01	17,570	$88.25
Vested	(166,965)	94.96	—	—
Forfeited	(11,632)	75.83	—	—
Non-vested at December 31, 2021	489,554		87,239

Compensation expense recognized on non-vested shares totaled $9.3 million for 2021, $16.0 million for 2020 and $15.1 million for 2019. Unrecognized compensation cost of non-vested shares totaled $12.6 million at December 31, 2021. We expect to recognize compensation expense of $8.3 million in 2022, $4.1 million in 2023, and $224 thousand in 2024.

Compensation cost for restricted stock units is variable based on the current fair value of BOK Financial common shares. Vesting of 101,495 non-vested shares may be increased or decreased based on performance criteria defined in the plan documents.

(13) Related Parties

In compliance with applicable banking regulations, the Company may extend credit to certain executive officers, directors, principal shareholders and their affiliates (collectively referred to as “related parties”) in the ordinary course of business. The Company’s loans to related parties do not involve more than the normal credit risk.

Activity in loans to related parties is summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020
Beginning balance	$92,940	$75,189
Advances	588,252	498,425
Payments	(583,040)	(484,958)
Adjustments[1]	(2,933)	4,284
Ending balance	$95,219	$92,940
1    Adjustments generally consist of changes in status as a related party.
As defined by banking regulations, loan commitments and equity investments from the subsidiary banks to a single affiliate may not exceed 10% of unimpaired capital and surplus while loan commitments and equity investments to all affiliates may not exceed 20% of unimpaired capital and surplus. All loans to affiliates must be fully secured by eligible collateral. At December 31, 2021, loan commitments and equity investments were limited to $416 million to a single affiliate and $833 million to all affiliates. The largest loan commitment and equity investment to a single affiliate was $264 million and the aggregate loan commitments and equity investments to all affiliates were $324 million. The largest outstanding amount to a single affiliate at December 31, 2021 was $4.0 million and the total outstanding amounts to all affiliates were $5.0 million. At December 31, 2020, total loan commitments and equity investments to all affiliates were $324 million and the total outstanding amounts to all affiliates were $5.3 million.

Certain related parties are customers of the Company for services other than loans, including consumer banking, corporate banking, risk management, wealth management, brokerage and trading, or fiduciary/trust services. The Company engages in transactions with related parties in the ordinary course of business in compliance with applicable regulations.

QuikTrip Corporation has entered into a fee sharing agreement with TransFund, BOKF’s electronic funds transfer network (“TransFund”), respecting transactions completed at TransFund automated teller machines placed in QuikTrip locations. Pursuant to this agreement, BOKF paid QuikTrip approximately $10.4 million in 2021, $10.0 million in 2020 and $10.0 million in 2019. A BOK Financial director is Chief Executive Officer, Chairman, and a significant shareholder of QuikTrip Corporation.

Cavanal Hill Investment Management, Inc., a wholly-owned subsidiary of BOKF, NA, is the administrator to and investment advisor for the Cavanal Hill Funds (the "Funds"), a diversified, open-ended investment company established as a business trust under the Investment Company Act of 1940 (the "1940 Act"). BOKF, NA is custodian and Cavanal Hill Distributors, Inc. is distributor for the Funds. The Funds’ products are offered to customers, employee benefit plans, trusts and the general public in the ordinary course of business. Approximately 81% of the Funds’ assets of $4.0 billion are held for the Company's clients. A Company executive officer serves on the Funds' board of trustees and officers of BOKF, NA serve as president and secretary of the Funds. A majority of the members of the Funds’ board of trustees are, however, independent of the Company and the Funds are managed by its board of trustees.

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

BOK Financial currently owns 252,533 Visa Class B shares which are convertible into 408,624 shares of Visa Class A shares after the final settlement of all covered litigation. Class B shares may be diluted in the future if the escrow fund is not adequate to cover future covered litigation costs. No value has been currently assigned to the Class B shares.

On June 24, 2015, BOKF, NA received a complaint that an employee had colluded with a bond issuer and an individual in misusing revenues pledged to municipal bonds for which BOKF, NA served as trustee under the bond indenture. The Company conducted an investigation and concluded that employees in one of its Corporate Trust offices had, with respect to a single group of affiliated bond issuances, violated Company policies and procedures. The relationship manager was terminated. The Company reported the circumstances to, and cooperated with an investigation by, the Securities and Exchange Commission ("SEC"). On September 7, 2016, BOKF, NA agreed, and the SEC entered, a consent order finding that BOKF, NA had violated Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act and requiring BOKF, NA to disgorge $1,067,721 of fees and pay a civil penalty of $600,000. BOKF, NA disgorged the fees and paid the penalty. On August 26, 2016, BOKF, NA was sued in the United States District Court for New Jersey by two bondholders in a putative class action alleging BOKF, NA participated in the fraudulent sale of securities by the principals. The action remains stayed with no current deadlines pending. On September 14, 2016, BOKF, NA was sued in the District Court of Tulsa County, Oklahoma by 19 bondholders also alleging BOKF, NA participated in the fraudulent sale of securities by the principals. The Tulsa County District Court action is pending on BOKF, NA’s motion to dismiss the plaintiff's Third Amended Petition.

On December 28, 2015, in an action brought by the SEC, the New Jersey District Court entered a judgment against the principals involved in issuing the bonds. On January 8, 2020, the Court entered judgment against the principal individual and his wife for $36,805,051 in principal amount and $10,937,831 in pre-judgment interest. The SEC continues to aggressively pursue collection of the judgment. If the individual principal and his wife cannot pay the bonds, a bondholder loss could become probable. Management has been advised by counsel that BOKF, NA has valid defenses to claims of bondholders and that no loss to the Company is probable. No provision for losses has been made at this time. BOKF, NA estimates that, upon sale of all remaining collateral securing payment of the bonds, approximately $20 million will remain outstanding. A reasonable estimate cannot be made of the amount of any bondholder loss, though the amount of bondholder loss could be material to the Company in the event a loss to the Company becomes probable.

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

In 2019, a limited liability partnership sued BOKF, NA in Colorado District Court alleging that the Bank breached various fiduciary duties as trustee of a trust that was a co-general partner of the partnership and claiming in excess of $60 million in damages. From 2000 to 2009, BOKF was serving as personal representative of the estate of the creator of the trust. In 2009, BOKF moved to close the probate of the estate in the Colorado Probate Court. The members of the partnership who now sue BOKF objected to the closing of the estate and made the same allegations in the 2009 probate hearing as they now make in the 2019 Colorado District Court action. In 2009, the Colorado Probate Court entered summary judgment against the beneficiaries and the estate was closed. In the 2019 action, the Colorado District Court denied BOKF’s motions for summary judgment and the matter is proceeding to trial. Management is advised by counsel that a loss is not probable and that the loss, if any, cannot be reasonably estimated.

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

At December 31, 2021, the Company has $352 million in interests in various alternative investments generally consisting of unconsolidated limited partnership interests in entities for which investment return is in the form of low income housing tax credits or other investments in merchant banking activities. The investment balance also includes $106 million in unfunded commitments included in Other liabilities on the Consolidated Balance Sheets. At December 31, 2020, the Company had $290 million in interests in various alternative investments and included $94 million in unfunded commitments in Other liabilities.

Other Commitments and Contingencies

Cavanal Hill Funds’ assets include U.S. Treasury and government securities money market funds. Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury and Agencies. The net asset value of units in these funds was $1.00 at December 31, 2021. An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries. BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00. No assets were purchased from the funds in 2021 or 2020.

The Federal Reserve Bank requires member banks to maintain certain minimum average cash balances. Member banks may satisfy reserve balance requirements through holdings of vault cash and balances maintained directly with a Federal Reserve Bank. The combined average balance of vault cash and balances held at the Federal Reserve Bank was $905 million for the year ended December 31, 2021 and $727 million for the year ended December 31, 2020.
(15) Shareholders Equity

Preferred Stock

One billion shares of preferred stock with a par value of $0.00005 per share are authorized. The Series A Preferred Stock has no voting rights except as otherwise provided by Oklahoma corporate law and may be converted into one share of Common Stock for each 36 shares of Series A Preferred Stock at the option of the holder. Dividends are cumulative at an annual rate of ten percent of the $0.06 per share liquidation preference value when declared and are payable in cash. Aggregate liquidation preference is $15 million. No Series A Preferred Stock was outstanding in 2021, 2020 or 2019.

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

A bank falling below the minimum capital requirements, including the capital conservation buffer, would be subject to regulatory restrictions on capital distributions (including but not limited to dividends and share repurchases) and executive bonus payments. For a banking institution to qualify as well capitalized, Common Equity Tier 1, Tier I, Total and Leverage capital ratios must be at least 6.5%, 8%, 10% and 5%, respectively. Tier I capital consists primarily of common stockholders' equity, excluding unrealized gains or losses on available for sale securities, less goodwill, core deposit premiums and certain other intangible assets. Total capital consists primarily of Tier I capital plus preferred stock, subordinated debt and allowances for credit losses, subject to certain limitations. The subsidiary bank exceeded the regulatory definition of well capitalized as of December 31, 2021 and December 31, 2020.

A summary of regulatory capital minimum requirements and levels follows (dollars in thousands):

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer	Well Capitalized Bank Requirement	December 31, 2021		December 31, 2020
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	4.50%	2.50%	7.00%	N/A	$4,230,626	12.24%	$3,881,912	11.95%
BOKF, NA	4.50%	N/A	4.50%	6.50%	3,869,454	11.27%	3,756,950	11.66%
Tier I Capital (to Risk Weighted Assets):
Consolidated	6.00%	2.50%	8.50%	N/A	$4,235,265	12.25%	$3,881,912	11.95%
BOKF, NA	6.00%	N/A	6.00%	8.00%	3,871,457	11.28%	3,756,950	11.66%
Total Capital (to Risk Weighted Assets):
Consolidated	8.00%	2.50%	10.50%	N/A	$4,594,787	13.29%	$4,489,110	13.82%
BOKF, NA	8.00%	N/A	8.00%	10.00%	4,164,940	12.13%	4,153,347	12.89%
Leverage (Tier I Capital to Average Assets):
Consolidated	4.00%	N/A	4.00%	N/A	$4,235,265	8.55%	$3,881,912	8.28%
BOKF, NA	4.00%	N/A	4.00%	5.00%	3,871,457	7.84%	3,756,950	8.04%

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Employee Benefit Plans	Total
Balance, December 31, 2018	$(70,999)	$(1,586)	$(72,585)
Net change in unrealized gain (loss)	239,017	2,030	241,047
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(5,597)	—	(5,597)
Other comprehensive income (loss), before income taxes	233,420	2,030	235,450
Federal and state income tax	57,425	517	57,942
Other comprehensive income (loss), net of income taxes	175,995	1,513	177,508
Balance, December 31, 2019	104,996	(73)	104,923
Net change in unrealized gain (loss)	312,576	1,220	313,796
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(9,910)	—	(9,910)
Other comprehensive income (loss), before income taxes	302,666	1,220	303,886
Federal and state income tax	72,630	311	72,941
Other comprehensive income (loss), net of income taxes	230,036	909	230,945
Balance, December 31, 2020	335,032	836	335,868
Net change in unrealized gain (loss)	(343,730)	2,361	(341,369)
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(3,704)	—	(3,704)
Other comprehensive income (loss), before income taxes	(347,434)	2,361	(345,073)
Federal and state income tax	(82,177)	601	(81,576)
Other comprehensive income (loss), net of income taxes	(265,257)	1,760	(263,497)
Balance, December 31, 2021	$69,775	$2,596	$72,371

(16) Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Year Ended
	2021	2020	2019
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$618,121	$435,030	$500,758
Less: Earnings allocated to participating securities	4,299	2,612	3,227
Numerator for basic earnings per share – income available to common shareholders	613,822	432,418	497,531
Effect of reallocating undistributed earnings of participating securities	—	—	—
Numerator for diluted earnings per share – income available to common shareholders	$613,822	$432,418	$497,531

Denominator:
Weighted average shares outstanding	69,071,511	70,259,553	71,250,081
Less: Participating securities included in weighted average shares outstanding	479,591	418,576	462,381
Denominator for basic earnings per common share	68,591,920	69,840,977	70,787,700
Dilutive effect of employee stock compensation plans	2,402	3,195	14,912
Denominator for diluted earnings per common share	68,594,322	69,844,172	70,802,612

Basic earnings per share	$8.95	$6.19	$7.03
Diluted earnings per share	$8.95	$6.19	$7.03
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

BOK Financial allocates resources and evaluates performance of its lines of business after allocation of funds and capital costs. Credit costs are attributed to the lines of business based on net loans charged off or recovered. In addition, we measure the performance of our business lines after allocation of certain indirect expenses and taxes on statutory rates. The allocation for the prior comparable periods have been revised on a comparable basis.

The cost of funds borrowed from the Funds Management unit by the operating lines of business is transfer priced at rates that approximate market rates for funds with similar duration. Market rates are generally based on the applicable wholesale borrowing rates or interest rate swap rates, adjusted for prepayment risk. This method of transfer-pricing funds that support assets of the operating lines of business tends to insulate them from interest rate risk.

The value of funds provided by the operating lines of business to the Funds Management unit is based on rates which approximate the wholesale market rates for funds with similar duration and re-pricing characteristics. Market rates are generally based on a proxy of wholesale borrowing rates or interest rate swap rates. The funds credit formula applied to deposit products with indeterminate maturities is established based on their re-pricing characteristics reflected in a combination of the short-term wholesale funding rate and a moving average of an intermediate term swap rate, with an appropriate spread applied to both. Shorter duration products are weighted towards the short-term wholesale funding rates and longer duration products are weighted towards intermediate swap rates. The expected duration ranges from 30 days for certain rate-sensitive deposits to five years.

Substantially all revenue is from domestic customers. No single external customer accounts for more than 10% of total revenue.

Net loans charged off and provision for credit losses represents net loans charged off or recovered as attributed to the lines of business. The provision for credit losses in excess of net charge-offs or recoveries is attributed to Funds Management and Other.

The operations of CoBiz, acquired on October 1, 2018 were allocated to the operating segments in the second quarter of 2019. Prior to April 1, 2019, CoBiz operations were included in Funds Management and other.

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2021 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest and dividend revenue from external sources	$606,902	$67,856	$214,458	$228,817	$1,118,033
Net interest revenue (expense) from internal sources	(71,167)	35,671	(386)	35,882	—
Net interest and dividend revenue	535,735	103,527	214,072	264,699	1,118,033
Net loans charged off and provision for credit losses	31,128	4,009	(223)	(134,914)	(100,000)
Net interest and dividend revenue after provision for credit losses	504,607	99,518	214,295	399,613	1,218,033
Other operating revenue	262,402	173,341	298,962	21,070	755,775
Other operating expense	281,089	209,596	320,357	366,666	1,177,708
Net direct contribution	485,920	63,263	192,900	54,017	796,100
Gain (loss) on financial instruments, net	154	(21,871)	—	21,717	—
Change in fair value of mortgage servicing rights	—	41,637	—	(41,637)	—
Gain (loss) on repossessed assets, net	13,001	85	—	(13,086)	—
Corporate expense allocations	49,941	46,010	40,301	(136,252)	—
Net income before taxes	449,134	37,104	152,599	157,263	796,100
Federal and state income taxes	120,618	9,461	39,049	10,647	179,775
Net income	328,516	27,643	113,550	146,616	616,325
Net income attributable to non-controlling interests	—	—	—	(1,796)	(1,796)
Net income attributable to BOK Financial Corp. shareholders	$328,516	$27,643	$113,550	$148,412	$618,121

Average assets	$28,536,881	$10,029,687	$19,425,475	$(7,840,340)	$50,151,703

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2020 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest and dividend revenue from external sources	$714,932	$78,004	$130,818	$184,690	$1,108,444
Net interest revenue (expense) from internal sources	(126,444)	69,000	(13,528)	70,972	—
Net interest and dividend revenue	588,488	147,004	117,290	255,662	1,108,444
Net loans charged off and provision for credit losses	69,475	2,805	(209)	150,521	222,592
Net interest and dividend revenue after provision for credit losses	519,013	144,199	117,499	105,141	885,852
Other operating revenue	187,361	243,719	398,834	12,406	842,320
Other operating expense	258,903	230,402	325,627	349,376	1,164,308
Net direct contribution	447,471	157,516	190,706	(231,829)	563,864
Gain (loss) on financial instruments, net	193	95,344	4	(95,541)	—
Change in fair value of mortgage servicing rights	—	(79,524)	—	79,524	—
Gain (loss) on repossessed assets, net	(2,677)	276	—	2,401	—
Corporate expense allocations	24,862	42,155	35,331	(102,348)	—
Net income before taxes	420,125	131,457	155,379	(143,097)	563,864
Federal and state income taxes	114,120	33,483	39,765	(58,575)	128,793
Net income	306,005	97,974	115,614	(84,522)	435,071
Net loss attributable to non-controlling interests	—	—	—	41	41
Net income attributable to BOK Financial Corp. shareholders	$306,005	$97,974	$115,614	$(84,563)	$435,030

Average assets	$26,994,075	$9,842,114	$15,695,646	$(3,827,445)	$48,704,390

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2019 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest and dividend revenue from external sources	$919,148	$99,679	$61,277	$32,775	$1,112,879
Net interest revenue (expense) from internal sources	(242,907)	95,775	38,815	108,317	—
Net interest and dividend revenue	676,241	195,454	100,092	141,092	1,112,879
Net loans charged off and provision for credit losses	39,011	6,271	(308)	(974)	44,000
Net interest and dividend revenue after provision for credit losses	637,230	189,183	100,400	142,066	1,068,879
Other operating revenue	170,412	187,500	341,389	(4,068)	695,233
Other operating expense	252,459	226,346	277,267	377,172	1,133,244
Net direct contribution	555,183	150,337	164,522	(239,174)	630,868
Gain (loss) on financial instruments, net	106	30,375	2	(30,483)	—
Change in fair value of mortgage servicing rights	—	(53,517)	—	53,517	—
Gain (loss) on repossessed assets, net	331	496	—	(827)	—
Corporate expense allocations	43,055	46,926	36,239	(126,220)	—
Net income before taxes	512,565	80,765	128,285	(90,747)	630,868
Federal and state income taxes	137,759	20,572	32,954	(61,102)	130,183
Net income	374,806	60,193	95,331	(29,645)	500,685
Net income attributable to non-controlling interests	—	—	—	(73)	(73)
Net income attributable to BOK Financial Corp. shareholders	$374,806	$60,193	$95,331	$(29,572)	$500,758

Average assets	$22,807,589	$9,301,341	$10,204,426	$(219,009)	$42,094,347

(18) Fees and Commissions Revenue

Fees and commissions revenue by reportable segment and primary service line is as follows for the year ended December 31, 2021.

	Commercial	Consumer	Wealth Management	Funds Management and Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$27,595	$—	$27,595	$27,595	$—
Customer hedging revenue	23,424	—	300	(3,292)	20,432	20,432	—
Retail brokerage revenue	—	—	18,762	—	18,762	—	18,762
Insurance brokerage revenue	—	—	11,765	—	11,765	—	11,765
Investment banking revenue	19,129	—	16,742	(1,436)	34,435	16,272	18,163
Brokerage and trading revenue	42,553	—	75,164	(4,728)	112,989	64,299	48,690
TransFund EFT network revenue	76,603	3,591	(67)	6	80,133	—	80,133
Merchant services revenue	11,806	55	—	—	11,861	—	11,861
Corporate card revenue	4,502	—	169	318	4,989	—	4,989
Transaction card revenue	92,911	3,646	102	324	96,983	—	96,983
Personal trust revenue	—	—	97,582	—	97,582	—	97,582
Corporate trust revenue	—	—	14,805	—	14,805	—	14,805
Institutional trust & retirement plan services revenue	—	—	50,765	—	50,765	—	50,765
Investment management services and other	—	—	15,300	(178)	15,122	—	15,122
Fiduciary and asset management revenue	—	—	178,452	(178)	178,274	—	178,274
Commercial account service charge revenue	50,213	1,821	2,326	—	54,360	—	54,360
Overdraft fee revenue	104	21,439	70	9	21,622	—	21,622
Check card revenue	—	23,714	—	—	23,714	—	23,714
Automated service charge and other deposit fee revenue	94	4,340	87	—	4,521	—	4,521
Deposit service charges and fees	50,411	51,314	2,483	9	104,217	—	104,217
Mortgage production revenue	—	60,712	—	—	60,712	60,712	—
Mortgage servicing revenue	—	47,055	—	(1,871)	45,184	45,184	—
Mortgage banking revenue	—	107,767	—	(1,871)	105,896	105,896	—
Other revenue	41,206	10,637	42,564	(24,457)	69,950	54,349	15,601
Total fees and commissions revenue	$227,081	$173,364	$298,765	$(30,901)	$668,309	$224,544	$443,765
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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the year ended December 31, 2021 and 2020, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the year ended December 31, 2021 and 2020 are included in the summary of changes in recurring fair values measured using unobservable inputs.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at December 31, 2021 and 2020.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities that are measured on a recurring basis is as follows as of December 31, 2021 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. government securities	$23,610	$4,999	$18,611	$—
Residential agency mortgage-backed securities	9,068,900	—	9,068,900	—
Municipal securities	25,783	—	25,783	—
Other trading securities	18,520	—	18,520	—
Total trading securities	9,136,813	4,999	9,131,814	—
Available for sale securities:
U.S. Treasury	1,000	1,000	—	—
Municipal securities	508,365	—	508,365	—
Residential agency mortgage-backed securities	8,006,616	—	8,006,616	—
Residential non-agency mortgage-backed securities	24,339	—	24,339	—
Commercial agency mortgage-backed securities	4,617,025	—	4,617,025	—
Other debt securities	472	—	—	472
Total available for sale securities	13,157,817	1,000	13,156,345	472
Fair value option securities — Residential agency mortgage-backed securities	43,770	—	43,770	—
Residential mortgage loans held for sale[1]	192,295	—	185,969	6,326
Mortgage servicing rights, net[2]	163,198	—	—	163,198
Derivative contracts, net of cash margin[3]	1,097,297	8,331	1,088,966	—
Liabilities:
Derivative contracts, net of cash margin[3]	275,625	—	275,625	—
1Residential mortgage loans held for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards and are valued at 95.07% of the unpaid principal balance.
2A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 7, Mortgage Banking Activities.
3See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts in asset positions that were valued based on quoted prices in active markets for identical instruments (Level 1) are primarily exchange-traded interest rate derivative contracts. Derivative contracts in liability positions that were valued using quoted prices in active markets for identical instruments are exchange-traded energy derivative contracts, fully offset by cash margin.

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
3See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts based on quoted prices in active markets for identical instruments (Level 1) are exchange-traded interest rate derivative contracts, net of cash margin. Derivative contracts in liability positions that were valued using quoted prices in active markets for identical instruments (Level 1) are exchange-traded interest rate, energy and agricultural contracts, fully offset by cash margin.

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

Fair Value of Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis include pension plan assets, which are based on quoted prices in active markets for identical instruments, collateral for certain nonaccruing loans and real property and other assets acquired to satisfy loans, which are based primarily on comparisons to completed sales of similar assets.

The following represents the carrying value of assets measured at fair value on a non-recurring basis and related losses recorded during the year. The carrying value represents only those assets with the balance sheet date for which the fair value was adjusted during the year:

	Carrying Value at December 31, 2021			Fair Value Adjustments for the Year Ended December 31, 2021 Recognized In:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Nonaccruing loans	$—	$808	$1,990	$2,087	$—
Real estate and other repossessed assets	—	1,706	—	—	(150)

	Carrying Value at December 31, 2020			Fair Value Adjustments for the Year Ended December 31, 2020 Recognized In:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Nonaccruing loans	$—	$801	$20,423	$39,299	$—
Real estate and other repossessed assets	—	18,188	2,842	—	4,602

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of December 31, 2021 follows (in thousands):

Quantitative Information about Level 3 Non-recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)	Significant Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$1,990	Discounted cash flows	Management knowledge of industry and non-real estate collateral including but not limited to recoverable oil & gas reserves, forward looking commodity prices, and estimated operating costs	16% - 97% (37%)[1]
1    Represents fair value as a percentage of the unpaid principal balance.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of December 31, 2020 follows (in thousands):

Quantitative Information about Level 3 Non-recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)	Significant Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$20,423	Discounted cash flows	Management knowledge of industry and non-real estate collateral including but not limited to recoverable oil & gas reserves, forward looking commodity prices, and estimated operating costs	1% - 91% (23%)[1]
Real estate and other repossessed assets	2,842	Discounted cash flows	Management knowledge of industry and non-real estate collateral including but not limited to recoverable oil & gas reserves, forward looking commodity prices, and estimated operating costs	N/A
1    Represents fair value as a percentage of the unpaid principal balance.

The fair value of pension plan assets was approximately $39 million at December 31, 2021 and $38 million at December 31, 2020, determined by significant other observable inputs. Fair value adjustments of pension plan assets along with changes in the projected benefit obligation are recognized in other comprehensive income.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring (dollars in thousands):

	December 31, 2021
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$712,067	$712,067	$712,067	$—	$—
Interest-bearing cash and cash equivalents	2,125,343	2,125,343	2,125,343	—	—
Trading securities:
U.S. government securities	23,610	23,610	4,999	18,611	—
Residential agency mortgage-backed securities	9,068,900	9,068,900	—	9,068,900	—
Municipal securities	25,783	25,783	—	25,783	—
Other trading securities	18,520	18,520	—	18,520	—
Total trading securities	9,136,813	9,136,813	4,999	9,131,814	—
Investment securities:
Municipal securities	203,772	223,609	—	57,698	165,911
Residential agency mortgage-backed securities	6,939	7,500	—	7,500	—
Other debt securities	288	286	—	286	—
Total investment securities	210,999	231,395	—	65,484	165,911
Allowance for credit losses	(555)	—	—	—	—
Investment securities, net of allowance	210,444	231,395	—	65,484	165,911
Available for sale securities:
U.S. Treasury	1,000	1,000	1,000	—	—
Municipal securities	508,365	508,365	—	508,365	—
Residential agency mortgage-backed securities	8,006,616	8,006,616	—	8,006,616	—
Residential non-agency mortgage-backed securities	24,339	24,339	—	24,339	—
Commercial agency mortgage-backed securities	4,617,025	4,617,025	—	4,617,025	—
Other debt securities	472	472	—	—	472
Total available for sale securities	13,157,817	13,157,817	1,000	13,156,345	472
Fair value option securities — Residential agency mortgage-backed securities	43,770	43,770	—	43,770	—
Residential mortgage loans held for sale	192,295	192,295	—	185,969	6,326
Loans:
Commercial	12,506,465	12,395,664	—	—	12,395,664
Commercial real estate	3,831,325	3,786,767	—	—	3,786,767
Paycheck protection program	276,341	269,912	—	—	269,912
Loans to individuals	3,591,549	3,586,878	—	—	3,586,878
Total loans	20,205,680	20,039,221	—	—	20,039,221
Allowance for loan losses	(256,421)	—	—	—	—
Loans, net of allowance	19,949,259	20,039,221	—	—	20,039,221
Mortgage servicing rights	163,198	163,198	—	—	163,198
Derivative instruments with positive fair value, net of cash margin	1,097,297	1,097,297	8,331	1,088,966	—
Deposits with no stated maturity	39,537,731	39,537,731	—	—	39,537,731
Time deposits	1,704,328	1,703,886	—	—	1,703,886
Other borrowed funds	2,363,202	2,360,746	—	—	2,360,746
Subordinated debentures	131,226	141,761	—	141,761	—
Derivative instruments with negative fair value, net of cash margin	275,625	275,625	—	275,625	—

	December 31, 2020
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$798,757	$798,757	$798,757	$—	$—
Interest-bearing cash and cash equivalents	381,816	381,816	381,816	—	—
Trading securities:
U.S. government securities	9,183	9,183	4,999	4,184	—
Residential agency mortgage-backed securities	4,669,148	4,669,148	—	4,669,148	—
Municipal securities	19,172	19,172	—	19,172	—
Other trading securities	10,472	10,472	—	10,472	—
Total trading securities	4,707,975	4,707,975	4,999	4,702,976	—
Investment securities:
Municipal securities	229,245	255,270	—	69,404	185,866
Residential agency mortgage-backed securities	8,913	9,790	—	9,790	—
Other debt securities	7,373	7,371	—	7,371	—
Total investment securities	245,531	272,431	—	86,565	185,866
Allowance for credit losses	(688)	—	—	—	—
Investment securities, net of allowance	244,843	272,431	—	86,565	185,866
Available for sale securities:
U.S. Treasury securities	508	508	508	—	—
Municipal securities	167,979	167,979	—	167,979	—
Residential agency mortgage-backed securities	9,340,471	9,340,471	—	9,340,471	—
Residential non-agency mortgage-backed securities	32,770	32,770	—	32,770	—
Commercial agency mortgage-backed securities	3,508,465	3,508,465	—	3,508,465	—
Other debt securities	472	472	—	—	472
Total available for sale securities	13,050,665	13,050,665	508	13,049,685	472
Fair value option securities — Residential agency mortgage-backed securities	114,982	114,982	—	114,982	—
Residential mortgage loans held for sale	252,316	252,316	—	245,299	7,017
Loans:
Commercial	13,077,535	13,003,383	—	—	13,003,383
Commercial real estate	4,698,538	4,649,763	—	—	4,649,763
Paycheck protection program	1,682,310	1,669,461	—	—	1,669,461
Loans to individuals	3,549,137	3,563,199	—	—	3,563,199
Total loans	23,007,520	22,885,806	—	—	22,885,806
Allowance for loan losses	(388,640)	—	—	—	—
Loans, net of allowance	22,618,880	22,885,806	—	—	22,885,806
Mortgage servicing rights	101,172	101,172	—	—	101,172
Derivative instruments with positive fair value, net of cash margin	810,688	810,688	10,780	799,908	—
Deposits with no stated maturity	34,176,752	34,176,752	—	—	34,176,752
Time deposits	1,967,128	1,976,936	—	—	1,976,936
Other borrowed funds	3,545,356	3,542,489	—	—	3,542,489
Subordinated debentures	276,005	269,544	—	269,544	—
Derivative instruments with negative fair value, net of cash margin	405,779	405,779	—	405,779	—

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

(20) Parent Company Only Financial Statements

Summarized financial information for BOK Financial – Parent Company Only follows:

Balance Sheets
(In thousands)

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$230,647	$183,805
Loan to bank subsidiary	65,187	65,204
Investment in bank subsidiary	4,951,405	5,079,336
Investment in non-bank subsidiaries	228,447	195,768
Other assets	22,011	24,338
Total assets	$5,497,697	$5,548,451

Liabilities and Shareholders’ Equity
Liabilities:
Other liabilities	$2,739	$6,180
Subordinated debentures	131,226	276,005
Total liabilities	133,965	282,185
Shareholders’ equity:
Common stock	5	5
Capital surplus	1,378,794	1,368,062
Retained earnings	4,447,691	3,973,675
Treasury stock	(535,129)	(411,344)
Accumulated other comprehensive income	72,371	335,868
Total shareholders’ equity	5,363,732	5,266,266
Total liabilities and shareholders’ equity	$5,497,697	$5,548,451

Statements of Earnings
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Dividends, interest and fees received from bank subsidiary	$483,868	$179,140	$344,007
Dividends, interest and fees received from non-bank subsidiaries	8,030	25,050	9,325
Other revenue	767	907	1,036
Total revenue	492,665	205,097	354,368
Interest expense	10,535	13,944	15,113
Other operating expense	2,914	2,697	2,352
Total expense	13,449	16,641	17,465
Net income before taxes, other losses, net, and equity in undistributed income of subsidiaries	479,216	188,456	336,903
Other gains (losses), net	(3,415)	1,465	3,310
Net income before taxes and equity in undistributed income of subsidiaries	475,801	189,921	340,213
Federal and state income taxes	(4,202)	(4,502)	(4,516)
Net income before equity in undistributed income of subsidiaries	480,003	194,423	344,729
Equity in undistributed income of bank subsidiaries	126,380	276,217	166,797
Equity in undistributed income of non-bank subsidiaries	11,738	(35,610)	(10,768)
Net income attributable to BOK Financial Corp. shareholders	$618,121	$435,030	$500,758

Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities:
Net income	$618,121	$435,030	$500,758
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of bank subsidiaries	(126,380)	(276,217)	(166,797)
Equity in undistributed income of non-bank subsidiaries	(11,738)	35,610	10,768
Other losses (gains), net	3,415	(1,465)	(3,310)
Change in other assets	1,160	15,225	(1,765)
Change in other liabilities	389	850	855
Net cash provided by operating activities	484,967	209,033	340,509
Cash Flows From Investing Activities:
Investment in subsidiaries	(25,665)	(14,807)	(19,837)
Dissolution of subsidiaries	4,457	—	—
Net cash used in investing activities	(21,208)	(14,807)	(19,837)
Cash Flows From Financing Activities:
Repayment of subordinated debentures	(150,000)	—	—
Issuance of common and treasury stock, net	(4,874)	(4,933)	(7)
Dividends paid	(144,105)	(144,437)	(143,496)
Repurchase of common stock	(117,938)	(75,830)	(129,483)
Net cash used in financing activities	(416,917)	(225,200)	(272,986)
Net increase (decrease) in cash and cash equivalents	46,842	(30,974)	47,686
Cash and cash equivalents at beginning of period	183,805	214,779	167,093
Cash and cash equivalents at end of period	$230,647	$183,805	$214,779
Cash paid for interest	$10,559	$14,064	$15,099
(21) Subsequent Events

The Company evaluated events from the date of the Consolidated Financial Statements on December 31, 2021 through the issuance of those consolidated financial statements included in this Annual Report on Form 10-K. No events were identified requiring recognition in and/or disclosure in the Consolidated Financial Statements.

(This page has been left blank intentionally.)

Annual Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(Dollars in Thousands, Except Per Share Data)	Year Ended
	December 31, 2021
	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$816,425	$1,060	0.13%
Trading securities	7,823,705	156,214	1.98%
Investment securities	222,426	11,065	4.97%
Available for sale securities	13,342,526	230,698	1.80%
Fair value option securities	67,881	1,542	2.38%
Restricted equity securities	195,488	5,703	2.92%
Residential mortgage loans held for sale	188,888	5,465	2.93%
Loans	21,495,156	777,124	3.62%
Allowance for loan losses	(326,121)
Loans, net of allowance	21,169,035	777,124	3.67%
Total earning assets	43,826,374	1,188,871	2.74%
Receivable on unsettled securities sales	667,149
Cash and other assets	5,658,180
Total assets	$50,151,703

Liabilities and equity
Interest-bearing deposits:
Transaction	$21,673,472	$21,961	0.10%
Savings	865,245	374	0.04%
Time	1,876,901	11,149	0.59%
Total interest-bearing deposits	24,415,618	33,484	0.14%
Funds purchased and repurchase agreements	2,238,702	8,084	0.36%
Other borrowings	2,599,861	9,793	0.38%
Subordinated debentures	224,058	10,535	4.70%
Total interest-bearing liabilities	29,478,239	61,896	0.21%
Non-interest bearing demand deposits	13,505,359
Due on unsettled securities purchases	800,667
Other liabilities	1,013,050
Total equity	5,354,388
Total liabilities and equity	$50,151,703

Tax-equivalent Net Interest Revenue		$1,126,975	2.53%
Tax-equivalent Net Interest Revenue to Earning Assets			2.60%
Less tax-equivalent adjustment		8,942
Net Interest Revenue		1,118,033
Provision for credit losses		(100,000)
Other operating revenue		755,775
Other operating expense		1,177,708
Net income before taxes		796,100
Federal and state income taxes		179,775
Net income		616,325
Net income attributable to non-controlling interests		(1,796)
Net income attributable to BOK Financial Corporation shareholders		$618,121
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$8.95
Diluted		$8.95
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

Annual Financial Summary – Unaudited (continued)
Consolidated Daily Average Balances, Average Yields and Rates

(Dollars in Thousands, Except Per Share Data)	Year Ended
	December 31, 2020			December 31, 2019
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$634,401	$2,830	0.45%	$536,853	$12,214	2.28%
Trading securities	3,078,075	67,942	2.75%	1,772,660	61,960	3.55%
Investment securities	265,455	12,760	4.81%	319,451	14,417	4.51%
Available for sale securities	12,420,678	261,404	2.21%	10,108,409	254,101	2.58%
Fair value option securities	769,760	18,475	2.39%	1,145,800	32,936	2.95%
Restricted equity securities	281,594	10,963	3.89%	441,756	26,860	6.08%
Residential mortgage loans held for sale	215,296	6,397	3.05%	186,207	7,105	3.82%
Loans	23,402,195	898,445	3.84%	22,106,979	1,134,037	5.13%
Allowance for loan losses	(368,820)			(204,679)
Loans, net of allowance	23,033,375	898,445	3.90%	21,902,300	1,134,037	5.18%
Total earning assets	40,698,634	1,279,216	3.24%	36,413,436	1,543,630	4.27%
Receivable on unsettled securities sales	3,329,727			1,597,098
Cash and other assets	4,676,029			4,083,813
Total assets	$48,704,390			$42,094,347

Liabilities and equity
Interest-bearing deposits:
Transaction	$18,676,146	$60,424	0.32%	$13,072,914	$132,854	1.02%
Savings	666,549	385	0.06%	553,057	677	0.12%
Time	2,220,749	29,187	1.31%	2,215,405	42,007	1.90%
Total interest-bearing deposits	21,563,444	89,996	0.42%	15,841,376	175,538	1.11%
Funds purchased and repurchase agreements	3,635,541	15,605	0.43%	2,838,161	53,003	1.87%
Other borrowings	4,659,453	41,011	0.88%	7,147,356	175,425	2.45%
Subordinated debentures	275,965	13,944	5.05%	276,075	15,113	5.47%
Total interest-bearing liabilities	30,134,403	160,556	0.53%	26,102,968	419,079	1.61%
Non-interest bearing demand deposits	11,201,554			9,809,905
Due on unsettled securities purchases	1,081,674			702,450
Other liabilities	1,193,445			801,474
Total equity	5,093,314			4,677,550
Total liabilities and equity	$48,704,390			$42,094,347

Tax-equivalent Net Interest Revenue		$1,118,660	2.71%		$1,124,551	2.66%
Tax-equivalent Net Interest Revenue to Earning Assets			2.83%			3.11%
Less tax-equivalent adjustment		10,216			11,672
Net Interest Revenue		1,108,444			1,112,879
Provision for credit losses		222,592			44,000
Other operating revenue		842,320			695,233
Other operating expense		1,164,308			1,133,244
Net income before taxes		563,864			630,868
Federal and state income taxes		128,793			130,183
Net income		435,071			500,685
Net income attributable to non-controlling interests		41			(73)
Net income attributable to BOK Financial Corporation shareholders		$435,030			$500,758
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$6.19			$7.03
Diluted		$6.19			$7.03

Quarterly Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Three Months Ended
	December 31, 2021			September 30, 2021
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$1,208,552	$483	0.16%	$682,788	$245	0.14%
Trading securities	9,260,778	44,537	1.89%	7,617,236	39,006	2.04%
Investment securities	213,188	2,661	4.99%	218,117	2,740	5.02%
Available for sale securities	13,247,607	55,638	1.72%	13,446,095	57,391	1.80%
Fair value option securities	46,458	302	2.71%	56,307	342	2.62%
Restricted equity securities	137,874	1,028	2.98%	245,485	1,565	2.55%
Residential mortgage loans held for sale	163,433	1,242	3.06%	167,620	1,274	3.06%
Loans	20,242,653	188,547	3.70%	20,848,608	193,117	3.68%
Allowance for loan losses	(271,794)			(306,125)
Loans, net of allowance	19,970,859	188,547	3.75%	20,542,483	193,117	3.73%
Total earning assets	44,248,749	294,438	2.66%	42,976,131	295,680	2.78%
Receivable on unsettled securities sales	585,901			632,539
Cash and other assets	5,769,406			5,890,479
Total assets	$50,604,056			$49,499,149
Liabilities and equity
Interest-bearing deposits:
Transaction	$22,326,401	$5,097	0.09%	$21,435,736	$5,002	0.09%
Savings	909,131	96	0.04%	888,011	96	0.04%
Time	1,747,715	2,351	0.53%	1,839,983	2,567	0.55%
Total interest-bearing deposits	24,983,247	7,544	0.12%	24,163,730	7,665	0.13%
Funds purchased and repurchase agreements	2,893,128	5,292	0.73%	1,448,800	722	0.20%
Other borrowings	880,837	1,091	0.49%	2,546,083	2,344	0.37%
Subordinated debentures	131,224	1,330	4.02%	214,654	2,505	4.63%
Total interest-bearing liabilities	28,888,436	15,257	0.21%	28,373,267	13,236	0.19%
Non-interest bearing demand deposits	14,818,841			13,670,656
Due on unsettled securities purchases	629,642			957,538
Other liabilities	898,848			1,054,247
Total equity	5,368,289			5,443,441
Total liabilities and equity	$50,604,056			$49,499,149
Tax-equivalent Net Interest Revenue		$279,181	2.45%		$282,444	2.59%
Tax-equivalent Net Interest Revenue to Earning Assets			2.52%			2.66%
Less tax-equivalent adjustment		2,104			2,217
Net Interest Revenue		277,077			280,227
Provision for credit losses		(17,000)			(23,000)
Other operating revenue		157,443			229,832
Other operating expense		299,495			291,277
Net income before taxes		152,025			241,782
Federal and state income taxes		34,836			54,061
Net income		117,189			187,721
Net income attributable to non-controlling interests		(129)			(601)
Net income attributable to BOK Financial Corp. shareholders		$117,318			$188,322
Earnings Per Average Common Share Equivalent:
Basic		$1.71			$2.74
Diluted		$1.71			$2.74
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

Quarterly Financial Summary – Unaudited (continued)
Consolidated Daily Average Balances, Average Yields and Rates

Three Months Ended
June 30, 2021			March 31, 2021			December 31, 2020
Average Balance	Revenue /Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate

$659,312	$158	0.10%	$711,047	$174	0.10%	$643,926	$158	0.10%
7,430,217	36,702	1.95%	6,963,617	35,969	2.06%	6,888,189	35,848	2.02%
221,401	2,771	5.01%	237,313	2,893	4.88%	251,863	3,071	4.88%
13,243,542	58,989	1.85%	13,433,767	58,680	1.84%	12,949,702	60,885	1.98%
64,864	402	2.60%	104,662	496	1.95%	122,329	671	2.27%
208,692	1,751	3.36%	189,921	1,359	2.86%	280,428	2,276	3.25%
218,200	1,569	2.91%	207,013	1,380	2.71%	229,631	1,549	2.75%
22,167,089	195,871	3.54%	22,757,007	199,589	3.55%	23,447,518	216,976	3.68%
(345,269)			(382,734)			(414,225)
21,821,820	195,871	3.60%	22,374,273	199,589	3.62%	23,033,293	216,976	3.75%
43,868,048	298,213	2.75%	44,221,613	300,540	2.78%	44,399,361	321,434	2.92%
716,700			735,482			1,094,198
5,612,174			5,353,538			4,893,605
$50,196,922			$50,310,633			$50,387,164

$21,491,145	$5,539	0.10%	$21,433,406	$6,323	0.12%	$20,718,390	$7,047	0.14%
872,618	96	0.04%	789,656	86	0.04%	737,360	87	0.05%
1,936,510	2,790	0.58%	1,986,425	3,441	0.70%	1,930,808	4,300	0.89%
24,300,273	8,425	0.14%	24,209,487	9,850	0.17%	23,386,558	11,434	0.19%
1,790,490	722	0.16%	2,830,378	1,348	0.19%	2,153,254	1,526	0.28%
3,608,369	3,084	0.34%	3,392,346	3,274	0.39%	5,193,656	5,453	0.42%
276,034	3,353	4.87%	276,015	3,347	4.92%	275,998	3,377	4.87%
29,975,166	15,584	0.21%	30,708,226	17,819	0.24%	31,009,466	21,790	0.28%
13,189,954			12,312,629			12,136,071
701,495			915,410			957,642
1,000,662			1,100,203			1,055,623
5,329,645			5,274,165			5,228,362
$50,196,922			$50,310,633			$50,387,164
	$282,629	2.54%		$282,721	2.54%		$299,644	2.64%
		2.60%			2.62%			2.72%
	2,320			2,301			2,414
	280,309			280,420			297,230
	(35,000)			(25,000)			(6,500)
	191,446			177,054			198,789
	291,152			295,784			302,672
	215,603			186,690			199,847
	48,496			42,382			45,138
	167,107			144,308			154,709
	686			(1,752)			485
	$166,421			$146,060			$154,224

	$2.40			$2.10			$2.21
	$2.40			$2.10			$2.21

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
ITEM 9B.  OTHER INFORMATION

None.
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the headings “Election of Directors,” “Executive Officers, “Insider Reporting,” “Director Nominations,” and “Report of the Audit Committee” in BOK Financial's 2022 Annual Proxy Statement is incorporated herein by reference.

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

There are no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors since the Company's 2021 Annual Proxy Statement to Shareholders.
ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the heading “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation", “Compensation Committee Report,” “Executive Compensation Tables,” and “Director Compensation” in BOK Financial's 2022 Annual Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” in BOK Financial's 2022 Annual Proxy Statement is incorporated herein by reference.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding related parties is set forth in Note 13 of the Company's Notes to Consolidated Financial Statements, which appears elsewhere herein. Additionally, the information set forth under the headings “Certain Transactions,” “Director Independence” and “Related Party Transaction Review and Approval Process” in BOK Financial's 2022 Annual Proxy Statement is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the heading “Principal Accountant Fees and Services” in BOK Financial's 2022 Annual Proxy Statement is incorporated herein by reference.
PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)    Financial Statements

The following financial statements of BOK Financial Corporation are filed as part of this Form 10-K in Item 8:

Consolidated Statements of Earnings for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements
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

4.4	Form of 5.625% Subordinated Notes due June 25, 2030, incorporated by reference to Exhibit 4.2 to CoBiz Financial Inc. Form 8-K filed June 25, 2015.

10.4	Employment and Compensation Agreements.

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

10.4.2 (b)	Amended and Restated Employment Agreement (amended as of June 30, 2013) between BOK Financial and Steven G. Bradshaw, incorporated by reference to Exhibit 99.A of Form 8-K filed August 20, 2013.

10.4.7	Amended and Restated Employment Agreement (amended June 15, 2013) between BOK Financial and Steven Nell incorporated by reference to Exhibit 99.B of Form 8-K filed September 4, 2013.

10.4.9	Amended and Restated Employment Agreement (amended as of June 15, 2013) between BOK Financial and Norman Bagwell, incorporated by reference to Exhibit 99.A of Form 8-K filed September 4, 2013.

10.4.10	Amended and Restated Employment Agreement (amended as of January 1, 2022) between BOK Financial and Stacy C. Kymes.

10.4.11	Employment Agreement between BOK Financial and Scott B. Grauer dated December 18, 2013.

10.7.7	BOK Financial Corporation 2001 Stock Option Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-62578.

10.7.8	BOK Financial Corporation Directors' Stock Compensation Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 33-79836.

10.7.9	Bank of Oklahoma Thrift Plan (Amended and Restated Effective as of January 1, 1995), incorporated by reference to Exhibit 10.7.6 of Form 10-K for the year ended December 31, 1994.

10.7.10	Trust Agreement for the Bank of Oklahoma Thrift Plan (December 30, 1994), incorporated by reference to Exhibit 10.7.7 of Form 10-K for the year ended December 31, 1994.

10.7.11	BOK Financial Corporation 2003 Stock Option Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-106531.

10.7.12	BOK Financial Corporation 2003 Executive Incentive Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-106530.

10.7.14
BOK Financial Corporation 2003 Executive Incentive Plan, as amended and restated, for the Chief Executive Officer and for Direct Reports to the Chief Executive Officer, incorporated by reference to the Schedule 14 A Definitive Proxy Statement filed on March 15, 2011.

Exhibit Number	Description of Exhibit

10.7.16	BOK Financial Corporation 2009 Omnibus Incentive Plan, Amended and Restated effective April 30, 2013, incorporated by reference to the Schedule 14A Definitive Proxy Statement filed on March 20, 2013.

10.8	Lease Agreement between Williams Headquarters Building LLC and BOKF, NA dated July 1, 2019.

10.8.1	First Amendment to Lease Agreement between Williams Headquarters Building LLC and BOKF, NA dated November 8th, 2019.

21	Subsidiaries of BOK Financial, filed herewith.

23	Consent of independent registered public accounting firm - Ernst & Young LLP, filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99	Additional Exhibits.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Cover Page, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Earnings, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to the Consolidated Financial Statements, filed herewith. The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(b)    Exhibits

    See Item 15 (a) (3) above.

(c)    Financial Statement Schedules

    See Item 15 (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOK FINANCIAL CORPORATION

DATE: February 23, 2022                                                  BY:  /s/ George B. Kaiser
George B. Kaiser
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 23, 2022, by the following persons on behalf of the registrant and in the capacities indicated.

OFFICERS

/s/ George B. Kaiser	/s/ Stacy C. Kymes
George B. Kaiser Chairman of the Board of Directors	Stacy C. Kymes Director, President and Chief Executive Officer
/s/ Steven E. Nell	/s/ John C. Morrow
Steven E. Nell Director, Executive Vice President and Chief Financial Officer	John C. Morrow Senior Vice President and Chief Accounting Officer

DIRECTORS

/s/ Alan S. Armstrong	/s/ Kimberley D. Henry
Alan S. Armstrong	Kimberley D. Henry
/s/ C. Frederick Ball, Jr.	/s/ E. Carey Joullian, IV
C. Frederick Ball, Jr.	E. Carey Joullian, IV
/s/ Steve Bangert	/s/ Stanley A. Lybarger
Steve Bangert	Stanley A. Lybarger

Steven G. Bradshaw	Steven J. Malcolm

Chester E. Cadieux, III	Emmet C. Richards
/s/ John W. Coffey
John W. Coffey	Claudia San Pedro
/s/ Joseph W. Craft, III
Joseph W. Craft, III	Peggy Simmons
/s/ David F. Griffin	/s/ Michael C. Turpen
David F. Griffin	Michael C. Turpen
/s/ V. Burns Hargis	/s/ Rose M. Washington
V. Burns Hargis	Rose M. Washington
/s/ Douglas D. Hawthorne
Douglas D. Hawthorne