Form 10-Q
period 2022-03-31
BOK FINANCIAL CORP
filed 2022-05-04
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,104,043 shares of common stock ($.00006 par value) as of March 31, 2022.

BOK Financial Corporation
Form 10-Q
Quarter Ended March 31, 2022

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Performance Summary

BOK Financial Corporation (“the Company”) reported net income of $62.5 million or $0.91 per diluted share for the first quarter of 2022. Net income was $117.3 million or $1.71 per diluted share for the fourth quarter of 2021 and $146.1 million or $2.10 per diluted share for the first quarter of 2021. Interest rate volatility driven by expectations of future Federal Reserve actions to address rising inflation as well as the the deepening conflict in Ukraine combined to significantly decrease our trading revenue, mortgage loan production volumes, and our net mortgage servicing rights valuation.

Pre-provision net revenue ("PPNR"), a non-GAAP measure, was $78.7 million for the first quarter of 2022, $135.2 million for the fourth quarter of 2021, and $163.4 million for the first quarter of 2021.

Highlights of the first quarter of 2022 included:

•Net interest revenue totaled $268.4 million, a decrease of $8.7 million compared to the fourth quarter of 2021 and $12.0 million compared to the first quarter of 2021. Average earning assets were $43.5 billion for the first quarter of 2022, $44.2 billion for the fourth quarter of 2021, and $44.2 billion for the first quarter of 2021. Net interest margin was 2.44 percent for the first quarter of 2022, 2.52 percent for the fourth quarter of 2021, and 2.62 percent for the first quarter of 2021.
•Fees and commissions revenue totaled $97.6 million, a decrease of $48.7 million compared to the fourth quarter of 2021 and $64.5 million compared to the first quarter of 2021. Brokerage and trading revenue decreased $41.9 million from the prior quarter and $47.9 million from the first quarter of 2021. Mortgage banking revenue also decreased $4.6 million from the previous quarter and $20.5 million compared to first quarter of 2021.
•The net cost of the changes in fair value of mortgage servicing rights and related economic hedges was $8.4 million for the first quarter of 2022 compared to a net benefit of $4.7 million for the fourth quarter of 2021 and a net benefit of $4.7 million for the first quarter of 2021.
•Other operating expense totaled $277.6 million, a decrease of $21.9 million compared to the previous quarter and a decrease of $18.2 million compared to the first quarter of 2021. Compared to the fourth quarter of 2021, personnel expense decreased $15.2 million, largely due to a decrease in incentive compensation expense. Non-personnel expense decreased $6.6 million as the fourth quarter of 2021 included a $5.0 million charitable donation to the BOKF Foundation that did not recur in the first quarter of 2022. Compared to the first quarter of 2021, personnel expense decreased $13.8 million due to lower incentive compensation costs. Non-personnel expenses decreased $4.4 million as lower mortgage banking costs, other expense and donations to the BOKF Foundation were partially offset by increased business promotion expenses, occupancy and equipment expenses, and data processing and communications expenses.
•Period-end outstanding loan balances totaled $20.7 billion at March 31, 2022, growing $469 million compared to December 31, 2021. Excluding a decrease in loans originated through the Small Business Administration's Paycheck Protection Program ("PPP"), outstanding loan balances increased $608 million. Commercial loans increased $377 million and commercial real estate loans increased $270 million. Average loan balances increased $221 million compared to the prior quarter to $20.5 billion.
•No provision for expected credit losses was necessary for the first quarter of 2022. A $17.0 million negative provision for expected credit losses was recorded in the prior quarter. The impact of continued strength in commodity prices and improved credit quality metrics was offset by higher required provision due to loan growth and changes in our economic outlook. The combined allowance for credit losses totaled $283 million or 1.38 percent of outstanding loans, excluding PPP loans, at March 31, 2022. The combined allowance for credit losses was $289 million or 1.45 percent of outstanding loans, excluding PPP loans, at December 31, 2021.
•Nonperforming assets not guaranteed by U.S. government agencies decreased $13 million compared to December 31, 2021. Potential problem loans decreased $53 million while other loans especially mentioned decreased $4.1 million. Net charge-offs were $6.0 million or 0.12 percent of average loans on an annualized basis for the first quarter of 2022, excluding PPP loans. Net charge-offs were 0.14 percent of average loans, excluding PPP loans, over the last four quarters. Net recoveries were $714 thousand or 0.01 percent of average loans on an annualized basis for the fourth quarter of 2021, excluding PPP loans.

•Period-end deposits were $39.4 billion at March 31, 2022, a $1.8 billion decrease compared to December 31, 2021 due to expected seasonal activity from 2021 year-end balances. Average deposits increased $560 million, including a $243 million increase in demand deposits and a $317 million increase in interest bearing deposits.
•The common equity Tier 1 capital ratio at March 31, 2022 was 11.30 percent. Other regulatory capital ratios included the Tier 1 capital ratio at 11.31 percent, total capital ratio at 12.25 percent, and leverage ratio at 8.47 percent. At December 31, 2021, the common equity Tier 1 capital ratio was 12.24 percent, the Tier 1 capital ratio was 12.25 percent, total capital ratio was 13.29 percent, and leverage ratio was 8.55 percent.
•The Company repurchased 475,877 shares of common stock at an average price of $101.02 per share in the first quarter of 2022 and 128,522 shares at an average price of $104.46 in the fourth quarter of 2021. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.
•The Company paid a regular cash dividend of $36.1 million or $0.53 per common share during the first quarter of 2022. On May 3, 2022, the board of directors approved a quarterly cash dividend of $0.53 per common share payable on or about May 25, 2022 to shareholders of record as of May 10, 2022.

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

Tax-equivalent net interest revenue totaled $270.4 million for the first quarter of 2022, $279.2 million for the fourth quarter of 2021, and $282.7 million for the first quarter of 2021. Compared to the fourth quarter of 2021, net interest revenue increased $3.8 million from changes in earning assets and decreased $12.6 million from changes in interest rates. Table 1 shows the effect on net interest revenue from changes in average balances and interest rates for various types of earning assets and interest-bearing liabilities.

Average earning assets decreased $744 million compared to the fourth quarter of 2021. Average trading securities were reduced by $723 million. Average loan balances increased $221 million, largely due to growth in commercial loans. The average balance of available for sale securities, which consists largely of residential and commercial mortgage-backed securities guaranteed by U.S. government agencies decreased $155 million. We purchase securities to supplement earnings and to manage interest rate risk. Interest-bearing cash and cash equivalents decreased $158 million.

Total average deposits grew by $560 million over the fourth quarter of 2021. Funds purchased and repurchase agreements decreased $889 million while other borrowings increased $268 million.

Net interest margin was 2.44 percent compared to 2.52 percent in the fourth quarter of 2021. The tax-equivalent yield on earning assets was 2.58 percent, a decrease of 8 basis points. The yield on trading securities was down 18 basis points to 1.71 percent, largely due to a decrease in the weighted average coupon rate. Loan yields decreased 13 basis points to 3.57 percent. Yields related to loan fees decreased 17 basis points from the prior quarter while core loan yields increased 4 basis points. PPP loan fees of $3.9 million were recognized in the first quarter of 2022 compared to $7.7 million in the previous quarter. PPP loan fees remaining to be recognized were $3.5 million as of March 31, 2022. The available for sale securities portfolio yield increased 5 basis points to 1.77 percent. The yield on fair value option securities increased 10 basis points to 2.81 percent.
Funding costs were 0.21 percent, consistent with the prior quarter. The cost of interest bearing deposits was unchanged at 0.12 percent. The cost of other borrowed funds increased 7 basis points to 0.74 percent. The benefit to net interest margin from assets funded by non-interest liabilities was 7 basis points for the first quarter of 2022, unchanged from the prior quarter.

Compared to the first quarter of 2021, tax-equivalent net interest revenue decreased $2.1 million from a reduction in average earning assets and $10.2 million from changes in interest rates. Net interest margin was 2.44 percent for the first quarter of 2022, compared to 2.62 percent for the first quarter of 2021.
Average earning assets decreased $717 million compared to the first quarter of 2021. Average loans decreased $2.3 billion, largely due to a reduction in PPP loans combined with purposeful deleveraging by our customers as borrowers continued to pay down during this time of economic uncertainty. Available for sale securities decreased $341 million. Average trading securities increased $1.6 billion due to increased customer demand for U.S. government agency mortgage-backed securities in 2021.
Total average deposits increased $3.8 billion compared to the first quarter of 2021 as customers retained higher balances due to economic uncertainty during the height of the pandemic. Other borrowings decreased $2.2 billion while funds purchased and repurchase agreements decreased $826 million.
The tax-equivalent yield on earning assets decreased 20 basis points compared to the first quarter of 2021. The yield on trading securities decreased 35 basis points due to a lower weighted average coupon rate. The available for sale securities portfolio yield decreased 7 basis points as principal cash flows received from maturities of the available for sale securities portfolio were reinvested at lower current market rates. Loan yields increased 2 basis points to 3.57 percent. The yield on fair value option securities was up 86 basis points.

Funding costs decreased 3 basis points compared to the first quarter of 2021. The cost of other borrowed funds increased 44 basis points and the cost of interest-bearing deposits decreased 5 basis points. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 7 basis points for the first quarter of 2022, a decrease of 1 basis point compared to the first quarter of 2021.
Our overall objective is to manage the Company’s balance sheet for changes in interest rates as is further described in the Market Risk section of this report. Approximately 77 percent of our commercial and commercial real estate loan portfolios are either variable rate or fixed rate that will reprice within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that reprice more slowly than the loans. The result is a balance sheet that would be asset sensitive, which means that assets generally reprice more quickly than liabilities. One of the strategies that we use to manage toward a relative rate-neutral position is to purchase fixed rate residential mortgage-backed securities issued primarily by U.S. government agencies and fund them with market-rate-sensitive liabilities. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also may use derivative instruments to manage our interest rate risk.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

Table 1 -- Volume/Rate Analysis
(In thousands)

	Three Months Ended Mar. 31, 2022 / Dec. 31, 2021
		Change Due To1
	Change	Volume	Yield/Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$(10)	$(66)	$56
Trading securities	(3,496)	758	(4,254)
Investment securities	(186)	(205)	19
Available for sale securities	2,380	827	1,553
Fair value option securities	189	173	16
Restricted equity securities	79	195	(116)
Residential mortgage loans held for sale	152	130	22
Loans	(8,474)	16	(8,490)
Total tax-equivalent interest revenue	(9,366)	1,828	(11,194)
Interest expense:
Transaction deposits	246	(104)	350
Savings deposits	(23)	2	(25)
Time deposits	(169)	(253)	84
Funds purchased and repurchase agreements	(594)	(1,882)	1,288
Other borrowings	(1)	281	(282)
Subordinated debentures	(28)	(14)	(14)
Total interest expense	(569)	(1,970)	1,401
Tax-equivalent net interest revenue	(8,797)	3,798	(12,595)
Change in tax-equivalent adjustment	(131)
Net interest revenue	$(8,666)
1    Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Table 1 -- Volume/Rate Analysis (continued)
(In thousands)

	Three Months Ended Mar. 31, 2022 / 2021
		Change Due To1
	Change	Volume	Yield/Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$299	$121	$178
Trading securities	5,072	12,244	(7,172)
Investment securities	(418)	(498)	80
Available for sale securities	(662)	1,625	(2,287)
Fair value option securities	(5)	(187)	182
Restricted equity securities	(252)	(173)	(79)
Residential mortgage loans held for sale	14	(175)	189
Loans	(19,516)	(20,356)	840
Total tax-equivalent interest revenue	(15,468)	(7,399)	(8,069)
Interest expense:
Transaction deposits	(980)	235	(1,215)
Savings deposits	(13)	11	(24)
Time deposits	(1,259)	(630)	(629)
Funds purchased and repurchase agreements	3,350	(1,170)	4,520
Other borrowings	(2,184)	(2,129)	(55)
Subordinated debentures	(2,045)	(1,594)	(451)
Total interest expense	(3,131)	(5,277)	2,146
Tax-equivalent net interest revenue	(12,337)	(2,122)	(10,215)
Change in tax-equivalent adjustment	(328)
Net interest revenue	$(12,009)
1    Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $87.9 million for the first quarter of 2022, $157.4 million for the fourth quarter of 2021, and $177.1 million for the first quarter of 2021. Recent national and international events, including rising inflation, recent actions by the Federal Reserve to increase interest rates and expectations of future increases, and the deepening conflict in Ukraine combined to significantly decrease trading revenue and mortgage loan production volumes.

Table 2 – Other Operating Revenue
(In thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2021	Increase (Decrease)	% Increase (Decrease)
	Mar. 31, 2022	Dec. 31, 2021
Brokerage and trading revenue	$(27,079)	$14,869	$(41,948)	(282)%	$20,782	$(47,861)	(230)%
Transaction card revenue	24,216	24,998	(782)	(3)%	22,430	1,786	8%
Fiduciary and asset management revenue	46,399	46,872	(473)	(1)%	41,322	5,077	12%
Deposit service charges and fees	27,004	26,718	286	1%	24,209	2,795	12%
Mortgage banking revenue	16,650	21,278	(4,628)	(22)%	37,113	(20,463)	(55)%
Other revenue	10,445	11,586	(1,141)	(10)%	16,296	(5,851)	(36)%
Total fees and commissions revenue	97,635	146,321	(48,686)	(33)%	162,152	(64,517)	(40)%
Other gains (losses), net	(1,644)	6,081	(7,725)	N/A	10,121	(11,765)	N/A
Loss on derivatives, net	(46,981)	(4,788)	(42,193)	N/A	(27,650)	(19,331)	N/A
Gain (loss) on fair value option securities, net	(11,201)	1,418	(12,619)	N/A	(1,910)	(9,291)	N/A
Change in fair value of mortgage servicing rights	49,110	7,859	41,251	N/A	33,874	15,236	N/A
Gain on available for sale securities, net	937	552	385	N/A	467	470	N/A
Total other operating revenue	$87,856	$157,443	$(69,587)	(44)%	$177,054	$(89,198)	(50)%

Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 27 percent of total revenue for the first quarter of 2022, excluding provision for credit losses and gains and losses on other assets, securities and derivatives and the change in the fair value of mortgage servicing rights. Interest rate volatility during the first quarter had a significant negative impact to our mortgage-related fee businesses, reducing the ratio of fees and commissions from our historical range of 35 percent to 45 percent. We believe that a variety of fee revenue sources provides an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. Many of the economic factors such as rising interest rates that we expect will result in growth in net interest revenue or fiduciary and asset management revenue may also decrease mortgage banking production volumes and related trading, as we experienced in the first quarter of 2022. The velocity of changes in market conditions and interest rates may result in timing differences between when offsetting impacts and benefits are realized. As interest rates are expected to move higher, we expect to experience increased benefits to our net interest margin, which provides an offset to reduced mortgage-related fee income. Generally, for operating revenues not as directly related to movement in interest rates, we expect growth to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, including the recent impact of the COVID-19 pandemic, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and Trading Revenue

Brokerage and trading revenue, which includes revenues from trading, customer hedging, retail brokerage and investment banking, decreased $41.9 million or 282 percent compared to the fourth quarter of 2021 and $47.9 million or 230 percent compared to the first quarter of 2021.

Trading revenue includes net realized and unrealized gains and losses primarily related to residential mortgage-backed securities guaranteed by U.S. government agencies and related derivative instruments that enable our mortgage banking customers to manage their production risk. Trading revenue also includes net realized and unrealized gains and losses on municipal securities and other financial instruments that we sell to institutional customers, along with changes in the fair value of financial instruments we hold as economic hedges against market risk of our trading securities. Trading revenue decreased $40.9 million to a net loss of $54.0 million compared to the prior quarter and decreased $57.8 million compared to first quarter of 2021. During 2021, to meet customer demand in response to expected tightening by the Federal Reserve and increasing rates, we increased the trading volume of short duration, low coupon U.S. government agency residential mortgage-backed securities, which led to record trading revenues in the third quarter of 2021. As inflation pressure increased in the first quarter of 2022 and the conflict in Ukraine intensified, fixed income markets were disrupted, reducing the demand for these securities. As of March 31, 2022, we have reduced our exposure to these securities by approximately 70 percent compared to December 31, 2021.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue totaled $10.9 million for the first quarter of 2022, an increase of $1.8 million over the prior quarter. Customer hedging revenue increased $8.3 million over the first quarter of 2021 due to growth in interest rate and energy contracts. Customer hedging revenue includes credit valuation adjustments of the fair value of derivatives to reflect the risk of counterparty default.

Revenue earned from retail brokerage transactions totaled $4.6 million for the first quarter of 2022, relatively unchanged compared to both the fourth quarter of 2021 and first quarter of 2021.

Investment banking, which includes fees earned upon completion of underwriting, financial advisory services and loan syndication fees, totaled $7.7 million for the first quarter of 2022, a decrease of $3.9 million compared to the fourth quarter of 2021, related to the timing and volume of completed transactions. Investment banking revenue increased $866 thousand over the first quarter of 2021.
Transaction Card Revenue

Transaction card revenue totaled $24.2 million for the first quarter of 2022, down slightly compared to the fourth quarter of 2021 due to seasonal factors. Transaction card revenue increased $1.8 million or 8 percent over the first quarter of 2021, largely due to stimulus measures and the broader reopening of the U.S. economy.
Fiduciary and Asset Management Revenue

Fiduciary and asset management revenue is earned through managing or holding of assets for customers and executing transactions or providing related services. Approximately 90 percent of fiduciary and asset management revenue is primarily based on the fair value of assets. Rates applied to asset values vary based on the nature of the relationship. Fiduciary relationships and managed asset relationships generally have higher fee rates than non-fiduciary and/or managed relationships. Fiduciary and asset management revenue was relatively unchanged compared to the fourth quarter of 2021 and increased $5.1 million or 12 percent compared to the first quarter of 2021, largely driven by an increase in trust and managed account fees from higher client asset balances. We had approximately $2.6 million in fee waivers during the first quarter of 2022, compared to approximately $3.0 million in fee waivers in the prior quarter and $2.8 million in the first quarter of 2021. We have voluntarily waived certain administration fees on the Cavanal Hill money market funds in order to maintain positive yields on these funds in the current short-term interest rate environment.

A distribution of assets under management or administration and related fiduciary and asset management revenue follows:

Table 3 -- Assets Under Management or Administration
(In thousands)

	Three Months Ended
	March 31, 2022			December 31, 2021			March 31, 2021
	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]
Managed fiduciary assets:
Personal	$11,292,472	$28,331	1.00%	$12,739,289	$29,633	0.93%	$11,369,467	$23,608	0.83%
Institutional	18,592,153	9,995	0.22%	17,477,280	7,536	0.17%	15,144,797	6,818	0.18%
Total managed fiduciary assets	29,884,625	38,326	0.51%	30,216,569	37,169	0.49%	26,514,264	30,426	0.46%

Non-managed assets:
Fiduciary	31,210,695	5,107	0.07%	34,320,264	6,647	0.08%	29,713,004	9,286	0.13%
Non-fiduciary	19,361,212	2,966	0.06%	20,253,072	3,056	0.06%	18,421,279	1,610	0.03%
Safekeeping and brokerage assets under administration	20,624,823	—	—%	20,127,816	—	—%	17,307,641	—	—%
Total non-managed assets	71,196,730	8,073	0.05%	74,701,152	9,703	0.05%	65,441,924	10,896	0.07%

Total assets under management or administration	$101,081,355	$46,399	0.18%	$104,917,721	$46,872	0.18%	$91,956,188	$41,322	0.18%
1 Assets under management or administration balance excludes $22 billion in assets under custody held by a sub-custodian where minimal revenue is recognized.
2    Fiduciary and asset management revenue includes asset-based and other fees associated with the assets.
3    Annualized revenue divided by period-end balance.

A summary of changes in assets under management or administration for the three months ended March 31, 2022 and 2021 follows:

Table 4 -- Changes in Assets Under Management or Administration
(In thousands)

	Three Months Ended March 31,
	2022	2021
Beginning balance	$104,917,721	$91,592,247
Net inflows (outflows)	(1,774,056)	(1,328,296)
Net change in fair value	(2,062,310)	1,692,237
Ending balance	$101,081,355	$91,956,188

Assets under management as of March 31, 2022 consist of 41 percent fixed income, 38 percent equities, 13 percent cash, and 8 percent alternative investments.

Deposit Service Charges and Fees

Deposit service charges and fees were relatively flat compared to the fourth quarter of 2021 and increased $2.8 million or 12 percent over the first quarter of 2021. Commercial accounts where lower earnings credit rates caused by the low interest rate environment have resulted in higher service charges and consumer activity has increased following the pandemic shut downs. Overdraft and non-sufficient funds fees earned primarily on consumer deposit accounts totaled $6.2 million for the first quarter of 2022, largely unchanged from the prior quarter and an increase of $1.6 million over the first quarter of 2021.

Mortgage Banking Revenue

Mortgage banking revenue decreased $4.6 million or 22 percent compared to the fourth quarter of 2021 due to lower production volume combined with narrowing margins. Interest rate volatility and continued inventory shortages have resulted in fewer refinance opportunities and heightened competitive pricing pressure. Mortgage production volume decreased $93 million to $408 million. Production revenue as a percentage of production volume, which includes unrealized gains and losses on our mortgage commitment pipeline and related hedges, decreased 76 basis points to 1.24 percent.

Mortgage banking revenue decreased $20.5 million or 55 percent compared to the first quarter of 2021. Mortgage loan production volume decreased $442 million or 52 percent largely due to industry-wide housing inventory constraints and overall market conditions. Production revenue as a percentage of production volume decreased 174 basis points compared to the first quarter of 2021.

Table 5 – Mortgage Banking Revenue
(In thousands)

	Three Months Ended		Increase (Decrease)		% Increase (Decrease)	Three Months Ended Mar. 31, 2021	Increase (Decrease)		% Increase (Decrease)
	Mar. 31, 2022	Dec. 31, 2021
Mortgage production revenue	$5,055	$10,018	$(4,963)		(50)%	$25,287	$(20,232)		(80)%

Mortgage loans funded for sale	$418,866	$568,507				$843,053
Add: Current period end outstanding commitments	160,260	171,412				387,465
Less: Prior period end outstanding commitments	171,412	239,066				380,637
Total mortgage production volume	$407,714	$500,853	$(93,139)		(19)%	$849,881	$(442,167)		(52)%

Mortgage loan refinances to mortgage loans funded for sale	45%	51%	(600)	bps		65%	(2,000)	bps
Realized margin on funded mortgage loans	1.64%	2.34%	(70)	bps		3.10%	(146)	bps
Production revenue as a percentage of production volume	1.24%	2.00%	(76)	bps		2.98%	(174)	bps
Primary mortgage interest rates:
Average	3.82%	3.08%	74	bps		2.88%	94	bps
Period end	4.67%	3.11%	156	bps		3.17%	150	bps

Mortgage servicing revenue	$11,595	$11,260	$335		3%	$11,826	$(231)		(2)%
Average outstanding principal balance of mortgage loans serviced for others	16,155,329	15,930,480	224,849		1%	15,723,231	432,098		3%

Average mortgage servicing revenue rates	0.29%	0.28%	1	bp		0.31%	(2)	bp

Primary rates disclosed in Table 5 above represent rates generally available to borrowers on 30 year conforming mortgage loans.
Other Revenue

Other revenue decreased $1.1 million or 10 percent compared to the fourth quarter of 2021. Other revenue decreased $5.9 million or 36 percent compared to the first quarter of 2021 as a result of lower operating revenue from repossessed oil and gas assets due to the sale of properties during the prior year, which was largely offset by a reduction of expenses on the same properties.

Net gains on other assets, securities and derivatives

Other gains and losses, net decreased $7.7 million compared to the fourth quarter of 2021 primarily related to changes in the fair value of rabbi trust investments that are largely offset by lower deferred compensation expense. Other gains and losses, net decreased $11.8 million compared to the first quarter of 2021. The first quarter of 2021 included a $14.1 million gain on the sale of an equity interest received as part of the workout of a defaulted energy loan, partially offset by additional operating expenses and a write-down of a repossessed oil and gas property, and a $3.6 million impairment of a merchant banking investment.

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

Table 6 - Gain (Loss) on Mortgage Servicing Rights
(In thousands)

	Three Months Ended
	Mar. 31, 2022	Dec. 31, 2021	Mar. 31, 2021
Loss on mortgage hedge derivative contracts, net	$(46,694)	$(4,862)	$(27,705)
Gain (loss) on fair value option securities, net	(11,201)	1,418	(1,910)
Loss on economic hedge of mortgage servicing rights, net	(57,895)	(3,444)	(29,615)
Gain on change in fair value of mortgage servicing rights	49,110	7,859	33,874
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges included in other operating revenue	(8,785)	4,415	4,259
Net interest revenue on fair value option securities[1]	383	259	393
Total economic benefit (cost) of changes in the fair value of mortgage servicing rights, net of economic hedges	$(8,402)	$4,674	$4,652
1    Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Other Operating Expense

Other operating expense for the first quarter of 2022 totaled $277.6 million, a decrease of $21.9 million compared to the fourth quarter of 2021, and a decrease of $18.2 million compared to the first quarter of 2021.

Table 7 – Other Operating Expense
(In thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2021	Increase (Decrease)	% Increase (Decrease)
	Mar. 31, 2022	Dec. 31, 2021
Regular compensation	$96,474	$95,708	$766	1%	$97,211	$(737)	(1)%
Incentive compensation:
Cash-based	34,444	45,610	(11,166)	(24)%	42,259	(7,815)	(18)%
Share-based	3,304	7,153	(3,849)	(54)%	4,570	(1,266)	28%
Deferred compensation	(2,124)	2,071	(4,195)	N/A	2,263	(4,387)	N/A
Total incentive compensation	35,624	54,834	(19,210)	(35)%	49,092	(13,468)	(27)%
Employee benefits	27,130	23,932	3,198	13%	26,707	423	2%
Total personnel expense	159,228	174,474	(15,246)	(9)%	173,010	(13,782)	(8)%
Business promotion	6,513	6,452	61	1%	2,154	4,359	202%
Charitable contributions to BOKF Foundation	—	5,000	(5,000)	N/A	4,000	(4,000)	N/A
Professional fees and services	11,413	14,129	(2,716)	(19)%	11,980	(567)	(5)%
Net occupancy and equipment	30,855	26,897	3,958	15%	26,662	4,193	16%
Insurance	4,283	3,889	394	10%	4,620	(337)	(7)%
Data processing and communications	39,836	39,358	478	1%	37,467	2,369	6%
Printing, postage and supplies	3,689	2,935	754	26%	3,440	249	7%
Amortization of intangible assets	3,964	4,438	(474)	(11)%	4,807	(843)	(18)%
Mortgage banking costs	7,877	8,667	(790)	(9)%	13,943	(6,066)	(44)%
Other expense	9,960	13,256	(3,296)	(25)%	13,701	(3,741)	(27)%
Total other operating expense	$277,618	$299,495	$(21,877)	(7)%	$295,784	$(18,166)	(6)%

Average number of employees (full-time equivalent)	4,712	4,711	1	—%	4,902	(190)	(4)%

Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense
Personnel expense decreased $15.2 million compared to the fourth quarter of 2021. Cash-based incentive compensation expense decreased $11.2 million from elevated levels in the fourth quarter of 2021. Deferred compensation expense, which is largely offset by a decrease in the value of related investments included in Other gains (losses), net, decreased $4.2 million. Share-based compensation expense decreased $3.8 million resulting from changes in vesting assumptions. Employee benefits expense increased $3.2 million due to a seasonal increase in payroll taxes and retirement plan costs, partially offset by a decrease in employee healthcare costs.
Personnel expense decreased $13.8 million compared to the first quarter of 2021. Cash-based incentive compensation decreased $7.8 million primarily due to reduced trading revenues. Deferred compensation expense decreased $4.4 million; however, this is largely offset by a decrease in the value of related investments included in Other gains (losses), net. Share-based compensation expense decreased $1.3 million based on changes in vesting assumptions of certain performance-based equity awards. Regular compensation expense was relatively consistent with the first quarter of 2021 as the impact of annual standard merit increases was dampened by a decrease in the number of employees.

Non-personnel operating expense
Non-personnel expense decreased $6.6 million compared to the fourth quarter of 2021. The prior quarter included a $5.0 million charitable contribution to the BOKF Foundation. Decreases in professional fees and services expense and other expense were partially offset by an increase in occupancy and equipment expense.
Non-personnel operating expense decreased $4.4 million compared to the first quarter of 2021. Mortgage banking costs decreased $6.1 million, largely due to a decrease in prepayments combined with lower accruals related to default servicing and loss mitigation costs on loans serviced for others. The first quarter of 2021 also included a $4.0 million charitable contribution to the BOKF Foundation that did not recur in the first quarter of 2022. Other expense decreased $3.7 million as a result of lower operating expense from repossessed oil and gas assets due to the sale of certain repossessed oil and gas properties during the second and third quarters of 2021; however, this was offset by decreased revenue from these same properties. These expense decreases were offset by a $4.4 million increase in business promotion expense as advertising and travel expenses have returned to pre-pandemic levels, an increase of $4.2 million in net occupancy and equipment expense, and a $2.4 million increase in data processing and communications expense due to continued investment in technology upgrades.
Income Taxes

The effective tax rate was 20.6 percent for the first quarter of 2022, 22.7 percent for the first quarter of 2021 and 22.9 percent for the fourth quarter of 2021. The effective rate for the first quarter of 2022 decreased compared to fourth quarter of 2021 primarily due to the decrease in net income before tax relative to increased excess tax benefits from vested share-based compensation. Income tax expense for the first quarter of 2022 decreased $18.6 million compared to the fourth quarter of 2021, primarily due to the decrease in net income before tax for the first quarter of 2022.
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

As shown in Table 8, net income attributable to our lines of business decreased $41.4 million compared to the fourth quarter of 2021. Net interest revenue decreased $9.4 million, primarily due to a reduction in loan fees and two fewer days in the quarter. Net charge-offs increased $7.2 million. Other operating revenue decreased $36.4 million primarily due to the impact of interest rate volatility on our trading activities, mortgage banking revenue and mortgage servicing rights valuation. Operating expense decreased $13.0 million, primarily attributable to reduced incentive compensation expense.

Net interest revenue increased by $20.7 million compared to the prior year, primarily driven by an increase in the spread on deposits sold to our Funds Management unit. Net charge-offs decreased $8.7 million compared to the first quarter of 2021. Other operating revenue decreased by $48.6 million primarily due to incurred trading losses and reduced mortgage banking revenue. These decreases were partially offset by increases in other revenue, fiduciary and asset management revenue, deposit service charges and fees, and transaction card revenue. Operating expense decreased $12.8 million compared to the first quarter of 2021, mainly from reduced mortgage banking costs in Consumer Banking and reduced incentive compensation expense.

Table 8 -- Net Income by Line of Business
(In thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2021	Increase (Decrease)	% Increase (Decrease)
	Mar. 31, 2022	Dec. 31, 2021
Commercial Banking	$82,344	$83,514	$(1,170)	(1)%	$69,673	$12,671	18%
Consumer Banking	(7,317)	6,810	(14,127)	(207)%	6,948	(14,265)	(205)%
Wealth Management	(4,419)	21,700	(26,119)	(120)%	19,382	(23,801)	(123)%
Subtotal	70,608	112,024	(41,416)	(37)%	96,003	(25,395)	(26)%
Funds Management and other	(8,120)	5,294	(13,414)	N/A	50,057	(58,177)	N/A
Total	$62,488	$117,318	$(54,830)	(47)%	$146,060	$(83,572)	(57)%

Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Commercial Banking

Commercial Banking contributed $82.3 million to consolidated net income in the first quarter of 2022, a decrease of $1.2 million or 1 percent compared to the fourth quarter of 2021 and an increase of $12.7 million over the first quarter of 2021.

Table 9 -- Commercial Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2021	Increase (Decrease)	% Increase (Decrease)
	Mar. 31, 2022	Dec. 31, 2021
Net interest revenue from external sources	$147,590	$148,948	$(1,358)	(1)%	$155,799	$(8,209)	(5)%
Net interest expense from internal sources	(10,579)	(8,225)	(2,354)	29%	(25,794)	15,215	(59)%
Total net interest revenue	137,011	140,723	(3,712)	(3)%	130,005	7,006	5%
Net loans charged off (recovered)	5,343	(1,933)	7,276	(376)%	13,985	(8,642)	(62)%
Net interest revenue after net loans charged off (recovered)	131,668	142,656	(10,988)	(8)%	116,020	15,648	13%

Fees and commissions revenue	56,964	57,414	(450)	(1)%	49,847	7,117	14%
Other gains (losses), net	463	629	(166)	N/A	(3,268)	3,731	N/A
Other operating revenue	57,427	58,043	(616)	(1)%	46,579	10,848	23%

Personnel expense	38,927	47,242	(8,315)	(18)%	39,252	(325)	(1)%
Non-personnel expense	26,187	27,217	(1,030)	(4)%	27,727	(1,540)	(6)%
Other operating expense	65,114	74,459	(9,345)	(13)%	66,979	(1,865)	(3)%

Net direct contribution	123,981	126,240	(2,259)	(2)%	95,620	28,361	30%
Gain (loss) on financial instruments, net	(204)	43	(247)	N/A	33	(237)	N/A
Gain on repossessed assets, net	1,793	646	1,147	N/A	12,737	(10,944)	N/A
Corporate expense allocations	16,246	12,926	3,320	26%	12,734	3,512	28%
Income before taxes	109,324	114,003	(4,679)	(4)%	95,656	13,668	14%
Federal and state income tax	26,980	30,489	(3,509)	(12)%	25,983	997	4%
Net income	$82,344	$83,514	$(1,170)	(1)%	$69,673	$12,671	18%

Average assets	$29,823,905	$29,451,007	$372,898	1%	$28,047,052	$1,776,853	6%
Average loans	16,696,428	16,334,695	361,733	2%	17,522,520	(826,092)	(5)%
Average deposits	19,595,260	19,537,285	57,975	—%	16,130,168	3,465,092	21%
Average invested capital	2,020,925	2,021,214	(289)	—%	2,157,062	(136,137)	(6)%

Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Net interest revenue decreased $3.7 million compared to the fourth quarter of 2021, primarily due to reduced loan fees and two fewer days in the quarter.

Fees and commissions revenue was consistent with the prior quarter. Operating expense decreased $9.3 million or 13 percent compared to the fourth quarter of 2021, primarily due to a decline in incentive compensation from elevated levels in the prior quarter. Corporate expense allocations increased $3.3 million or 26 percent primarily related to project resources.

Average outstanding balance of loans attributed to Commercial Banking increased $362 million or 2 percent over the fourth quarter of 2021 to $16.7 billion. See the Loans section of Management’s Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans, which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking were $19.6 billion for first quarter of 2022, a $58 million increase over the fourth quarter of 2021. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of change.

Net interest revenue increased $7.0 million over the first quarter of 2021, largely driven by increased deposit balances and improved spreads. Net loans charged-off decreased $8.6 million. Fees and commissions revenue increased $7.1 million or 14 percent compared to the first quarter of 2021 due to growth in customer hedging revenue and an increase in revenues from processing transactions on behalf of the members of our TransFund EFT network. These increases were partially offset by reduced operating revenue from repossessed oil and gas assets due to the sale of properties during the prior year, which was largely offset by a reduction of expenses on the same properties. Corporate expense allocations increased $3.5 million or 28 percent compared to the prior year related to increased project resources.

Average loan balances decreased $826 million or 5 percent and average deposits increased $3.5 billion or 21 percent over the first quarter of 2021.

Consumer Banking

Consumer Banking provides retail banking services through four primary distribution channels: traditional branches, the 24-hour ExpressBank call center, Internet banking and mobile banking. Consumer Banking also conducts mortgage banking activities through offices located outside of our Consumer Banking markets.

Consumer Banking had a net loss of $7.3 million for the first quarter of 2022, compared to prior quarter net income of $6.8 million, largely due to lower mortgage production volumes and narrowing margins combined with lower spreads on deposits sold to our Funds Management unit.

Table 10 -- Consumer Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2021	Increase (Decrease)	% Increase (Decrease)
	Mar. 31, 2022	Dec. 31, 2021
Net interest revenue from external sources	$16,915	$16,650	$265	2%	$16,686	$229	1%
Net interest revenue from internal sources	10,292	13,735	(3,443)	(25)%	4,288	6,004	140%
Total net interest revenue	27,207	30,385	(3,178)	(10)%	20,974	6,233	30%
Net loans charged off	1,112	1,198	(86)	(7)%	1,136	(24)	(2)%
Net interest revenue after net loans charged off	26,095	29,187	(3,092)	(11)%	19,838	6,257	32%

Fees and commissions revenue	33,977	38,944	(4,967)	(13)%	52,300	(18,323)	(35)%
Other losses, net	(16)	—	(16)	N/A	(18)	2	N/A
Other operating revenue	33,961	38,944	(4,983)	(13)%	52,282	(18,321)	(35)%

Personnel expense	20,984	21,689	(705)	(3)%	21,908	(924)	(4)%
Non-personnel expense	27,805	30,347	(2,542)	(8)%	33,714	(5,909)	(18)%
Total other operating expense	48,789	52,036	(3,247)	(6)%	55,622	(6,833)	(12)%

Net direct contribution	11,267	16,095	(4,828)	(30)%	16,498	(5,231)	(32)%
Loss on financial instruments, net	(57,895)	(3,444)	(54,451)	N/A	(29,616)	(28,279)	N/A
Change in fair value of mortgage servicing rights	49,110	7,859	41,251	N/A	33,874	15,236	N/A
Gain on repossessed assets, net	45	44	1	N/A	41	4	N/A
Corporate expense allocations	12,080	11,420	660	6%	11,475	605	5%
Income (loss) before taxes	(9,553)	9,134	(18,687)	(205)%	9,322	(18,875)	(202)%
Federal and state income tax	(2,236)	2,324	(4,560)	(196)%	2,374	(4,610)	(194)%
Net income (loss)	$(7,317)	$6,810	$(14,127)	(207)%	$6,948	$(14,265)	(205)%

Average assets	$10,273,890	$10,186,797	$87,093	1%	$9,755,539	$518,351	5%
Average loans	1,672,346	1,705,222	(32,876)	(2)%	1,823,732	(151,386)	(8)%
Average deposits	8,746,622	8,682,437	64,185	1%	8,082,443	664,179	8%
Average invested capital	255,758	249,446	6,312	3%	256,188	(430)	—%

Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Net interest revenue from Consumer Banking activities decreased $3.2 million or 10 percent compared to the fourth quarter of 2021, mainly due to lower spreads on deposits sold to our Funds Management unit. Average consumer deposits grew $64.2 million or 1 percent over the fourth quarter of 2021.

Operating revenue decreased $5.0 million compared to the prior quarter. Mortgage production volume decreased $93 million to $408 million and production revenue as a percentage of production volumes decreased 76 basis points resulting in a $4.7 million decrease in mortgage banking revenues. Operating expense decreased $3.2 million, primarily due to decreased professional fees and services expense and mortgage banking costs. Corporate expense allocations were consistent with the fourth quarter of 2021.

The net cost of the changes in fair value of mortgage servicing rights and related economic hedges was $8.4 million for the first quarter of 2022 compared to a net benefit of $4.7 million for the fourth quarter of 2021 and a net benefit of $4.3 million in the first quarter of 2021. Interest rate volatility affected the effectiveness of our mortgage servicing rights hedging strategy.

Net interest revenue from Consumer Banking activities increased $6.2 million or 30 percent over the first quarter of 2021, primarily due to increased deposit balances combined with an increase in the spread on deposits sold to our Funds Management unit, as well as improved loan spreads. Fees and commissions revenue decreased $18.3 million or 35 percent compared to the first quarter of 2021. Mortgage banking revenue decreased $20.4 million due to lower mortgage production volume and compression in production revenue as a percentage of production volume. Deposit service charges increased $1.7 million. Customer spending levels increased with the broader reopening of the U.S. economy, which resulted in increased overdraft fees and check card revenue compared to the prior year. Operating expense decreased $6.8 million due to a decrease in mortgage banking costs.

Wealth Management

Wealth Management had a net loss of $4.4 million in the first quarter of 2022 compared to net income of $21.7 million in the fourth quarter of 2021, and net income of $19.4 million in the first quarter of 2021. The first quarter of 2022 was impacted by a net loss on trading activities.

Table 11 -- Wealth Management
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2021	Increase (Decrease)	% Increase (Decrease)
	Mar. 31, 2022	Dec. 31, 2021
Net interest revenue from external sources	$56,231	$57,239	$(1,008)	(2)%	$48,554	$7,677	16%
Net interest revenue (expense) from internal sources	(465)	990	(1,455)	(147)%	(200)	(265)	133%
Total net interest revenue	55,766	58,229	(2,463)	(4)%	48,354	7,412	15%
Net loans recovered	(71)	(71)	—	—%	(29)	(42)	145%
Net interest revenue after net loans recovered	55,837	58,300	(2,463)	(4)%	48,383	7,454	15%

Fees and commissions revenue	25,023	56,275	(31,252)	(56)%	65,684	(40,661)	(62)%
Other gains (losses), net	(5)	(472)	467	N/A	439	(444)	N/A
Other operating revenue	25,018	55,803	(30,785)	(55)%	66,123	(41,105)	(62)%

Personnel expense	52,894	51,871	1,023	2%	57,414	(4,520)	(8)%
Non-personnel expense	21,601	23,076	(1,475)	(6)%	21,151	450	2%
Other operating expense	74,495	74,947	(452)	(1)%	78,565	(4,070)	(5)%

Net direct contribution	6,360	39,156	(32,796)	(84)%	35,941	(29,581)	(82)%
Corporate expense allocations	12,062	9,971	2,091	21%	9,887	2,175	22%
Income (loss) before taxes	(5,702)	29,185	(34,887)	(120)%	26,054	(31,756)	(122)%
Federal and state income tax	(1,283)	7,485	(8,768)	(117)%	6,672	(7,955)	(119)%
Net income (loss)	$(4,419)	$21,700	$(26,119)	(120)%	$19,382	$(23,801)	(123)%

Average assets	$21,323,795	$20,725,903	$597,892	3%	$18,645,865	$2,677,930	14%
Average loans	2,118,780	2,065,261	53,519	3%	1,917,973	200,807	10%
Average deposits	9,619,323	9,194,019	425,304	5%	9,706,295	(86,972)	(1)%
Average invested capital	305,597	309,038	(3,441)	(1)%	313,355	(7,758)	(2)%

Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Combined net interest revenue and fee revenue decreased $33.7 million. Combined revenue from trading activities decreased $43.3 million compared to the fourth quarter of 2021, primarily due to reduced customer demand for U.S. government agency residential mortgage-backed securities. Fiduciary and asset management revenue and retail brokerage revenue were relatively consistent with the prior quarter as decreases in revenue related to assets under management or administration were offset by improved money market fund fees. Operating expense was consistent with prior quarter.

Average outstanding loans attributed to the Wealth Management segment increased $54 million or 3 percent and average Wealth Management deposits increased $425 million or 5 percent. Deposit balances began to decline in the second half of March 2022 from elevated levels in the fourth quarter of 2021.

Combined net interest revenue and fee revenue from trading activities decreased by $51.2 million or 97 percent compared to the prior year due to reduced demand for agency residential mortgage-backed securities. Fiduciary and asset management revenue increased $5.2 million due to growth in trust fees and managed account fees as a result of higher client asset balances. Operating expense decreased $4.1 million largely due to reduced trading related incentive compensation expense.

Average loans attributed to the Wealth Management segment grew $201 million or 10 percent to $2.1 billion. Average Wealth Management deposits decreased $87.0 million or 1 percent.
Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the Consolidated Financial Statements for the composition of the securities portfolio as of March 31, 2022 and December 31, 2021.

We hold an inventory of trading securities in support of sales to a variety of customers, including banks, corporations, insurance companies, money managers and others. Trading securities decreased $4.2 billion to $4.9 billion during the first quarter of 2022. As discussed in the Market Risk section of this report, trading activities involve risk of loss from adverse price movement. We mitigate this risk within board-approved limits through the use of derivative contracts, short-sales and other techniques.

At March 31, 2022, the carrying value of investment (held-to-maturity) securities was $184 million, including a $633 thousand allowance for expected credit losses compared to $210 million at December 31, 2021 with a $555 thousand allowance for expected credit losses. The fair value of investment securities was $191 million at March 31, 2022 and $231 million at December 31, 2021. Investment securities consist primarily of residential mortgage-backed securities issued by U.S. government agencies, intermediate and long-term, fixed rate Oklahoma and Texas municipal bonds, and taxable Texas school construction bonds.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $13.4 billion at March 31, 2022, a $377 million increase compared to December 31, 2021. The increase in the cost basis of available for sale securities was partially offset by a $263 million decrease in fair value due to rising interest rates. At March 31, 2022, the available for sale securities portfolio consisted primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Both residential and commercial mortgage-backed securities have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined residential mortgage-backed securities portfolio held in investment and available for sale securities at March 31, 2022 is 3.6 years. Management estimates the duration extends to 4.2 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 3.1 years assuming a 100 basis point decline in the current low rate environment. Management also regularly monitors the impact of interest rate risk on the available for sale securities portfolio on our tangible equity ratio under various shock scenarios. Throughout the first quarter of 2022, this exposure was reported and monitored by management, and the portfolio's actual performance remained within expectations.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $20.7 billion at March 31, 2022, a $469 million increase over December 31, 2021. Core loans, which exclude paycheck protection program loans increased $608 million, primarily due to growth in both commercial and commercial real estate loans.

Table 12 -- Loans
(In thousands

	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	June 30, 2021	Mar. 31, 2021
Commercial:
Healthcare	$3,441,732	$3,414,940	$3,347,641	$3,381,261	$3,290,758
Services	3,351,495	3,367,193	3,323,422	3,389,756	3,421,948
Energy	3,197,667	3,006,884	2,814,059	3,011,331	3,202,488
General business	2,892,295	2,717,448	2,690,018	2,690,559	2,742,590
Total commercial	12,883,189	12,506,465	12,175,140	12,472,907	12,657,784

Commercial real estate:
Office	1,097,516	1,040,963	1,030,755	1,073,346	1,094,060
Industrial	911,928	766,125	890,316	824,577	789,437
Multifamily	867,288	786,404	875,586	964,824	1,227,915
Retail	667,561	679,917	766,402	784,445	787,648
Residential construction and land development	120,506	120,016	118,416	128,939	119,079
Other commercial real estate	436,157	437,900	435,417	470,861	485,208
Total commercial real estate	4,100,956	3,831,325	4,116,892	4,246,992	4,503,347

Paycheck protection program	137,365	276,341	536,052	1,121,583	1,848,550

Loans to individuals:
Residential mortgage	1,723,506	1,722,170	1,747,243	1,772,627	1,797,478
Residential mortgage guaranteed by U.S. government agencies	322,581	354,173	376,986	413,806	420,051
Personal	1,506,832	1,515,206	1,395,623	1,388,534	1,306,637
Total loans to individuals	3,552,919	3,591,549	3,519,852	3,574,967	3,524,166

Total	$20,674,429	$20,205,680	$20,347,936	$21,416,449	$22,533,847

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

Commercial loans totaled $12.9 billion or 62 percent of the loan portfolio at March 31, 2022, a $377 million increase compared to December 31, 2021, primarily due to growth in the energy loan portfolio. Healthcare and general business loan balances also increased, partially offset by a decrease in services loans.

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

Outstanding energy loans totaled $3.2 billion or 15 percent of total loans at March 31, 2022, a $191 million increase over December 31, 2021. Approximately $2.4 billion of energy loans were to oil and gas producers, a $235 million increase over December 31, 2021. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. Approximately 72 percent of the committed production loans are secured by properties primarily producing oil and 28 percent of the committed production loans are secured by properties primarily producing natural gas.

Loans to midstream oil and gas companies totaled $630 million at March 31, 2022, a $16 million decrease compared to December 31, 2021. Loans to borrowers that provide services to the energy industry totaled $121 million at March 31, 2022, a decrease of $22 million. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales, totaled $24 million, a decrease of $6.7 million compared to the prior quarter.

Unfunded energy loan commitments were $3.0 billion at March 31, 2022, a $23 million increase over December 31, 2021.

The healthcare sector of the loan portfolio totaled $3.4 billion or 17 percent of total loans. Healthcare loans increased $27 million over December 31, 2021, primarily due to growth in loans to acute care and specialty hospital sectors. This was partially offset by a decline in balances to other medical practices compared to the prior quarter. Healthcare sector loans consist primarily of loans for the development and operation of senior housing and care facilities, including independent living, assisted living and skilled nursing. Generally we loan to borrowers with a portfolio of multiple facilities that serves to help diversify risks specific to a single facility.
The services sector of the loan portfolio totaled $3.4 billion or 16 percent of total loans, a $16 million decrease compared to the prior quarter. Service sector loans consist of a large number of loans to a variety of businesses, including Native American tribal and state and local governments, Native American tribal casino operations, foundations and not-for-profit organizations, educational services and specialty trade contractors. Approximately $1.6 billion of the services category is made up of loans with individual balances of less than $10 million. Services sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

General business loans totaled $2.9 billion or 14 percent of total loans, an increase of $175 million over the prior quarter. General business loans consist of $1.5 billion of wholesale/retail loans and $1.4 billion of loans from other commercial industries.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of $100 million or more and with three or more non-affiliated banks as participants. At March 31, 2022, the outstanding principal balance of these loans totaled $4.0 billion, including $1.8 billion of energy loans. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 23 percent of our shared national credits, based on dollars committed. We hold shared national credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

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

The outstanding balance of commercial real estate loans increased $270 million over December 31, 2021 to $4.1 billion or 20 percent of total loans at March 31, 2022, as the recent payoff trend in this portfolio has abated. Loans secured by industrial facilities increased $146 million to $912 million. Multifamily residential loans increased $81 million to $867 million at March 31, 2022. Loans secured by office facilities increased $57 million to $1.1 billion.

Approximately 70 percent of loans in this segment are in our geographic footprint based on collateral location. The largest concentration of loans in this segment outside our footprint is Utah, totaling 9 percent of the segment. All other states represent less than 5 percent individually.
Paycheck Protection Program
We actively participated in programs initiated by the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), including the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP") that began on April 3, 2020. PPP provided fully forgivable loans when utilized for qualified expenditures, including to help small businesses maintain payrolls during the COVID-19 pandemic. These loans generally have a contractual term of two years, though most are expected to be forgiven prior to maturity after completion of a compliance period. Loans are guaranteed and amounts forgiven will be reimbursed to the Company by the SBA. The loans carry a fixed interest rate of 1 percent. Interest plus loan fees, which vary depending on loan size, are accrued over the contractual life of the loan. Any unaccreted origination fees will be recognized when the loan is paid. At March 31, 2022, approximately $24 million of PPP loans from the initial rounds remain outstanding, with an insignificant unaccreted origination fee balance remaining.
The Company also participated in the most recent round of PPP, which began on January 19, 2021. Approximately $114 million of PPP loans from this round remain outstanding. The newest round of loans have a fixed interest rate of 1 percent and a contractual term of five years, but are expected to be forgiven prior to maturity. Unaccreted origination fees related to the 2021 vintage of PPP loans totaled $3.5 million at March 31, 2022.
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

In general, we sell the majority of our conforming fixed-rate loan originations in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans. Our mortgage loan portfolio does not include payment option adjustable-rate mortgage loans or adjustable-rate mortgage loans with initial rates that are below market. Home equity loans are primarily first-lien and fully amortizing.

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

Residential mortgage loans guaranteed by U.S. government agencies have limited credit exposure because of the agency guarantee. This amount includes residential mortgage loans previously sold into GNMA mortgage pools that the Company may repurchase when certain defined delinquency criteria are met. Because of this repurchase right, the Company is deemed to have regained effective control over these loans and must include them on the Consolidated Balance Sheet. After peaking in the second quarter of 2021, these loans are migrating toward pre-COVID levels through payoffs or sales.

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Company are centrally managed by the Oklahoma market.

Table 13-- Loans Managed by Primary Geographical Market
(In thousands)

	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	June 30, 2021	Mar. 31, 2021
Texas:
Commercial	$6,254,883	$6,068,700	$5,815,562	$5,690,901	$5,748,345
Commercial real estate	1,345,105	1,253,439	1,383,871	1,403,751	1,511,714
Paycheck protection program	31,242	81,654	115,623	342,933	537,899
Loans to individuals	957,320	942,982	901,121	885,619	848,194
Total Texas	8,588,550	8,346,775	8,216,177	8,323,204	8,646,152

Oklahoma:
Commercial	2,883,663	2,633,014	2,590,887	2,840,560	2,975,477
Commercial real estate	552,310	546,021	552,184	552,673	597,840
Paycheck protection program	52,867	69,817	192,474	242,880	468,002
Loans to individuals	1,977,886	2,024,404	2,014,099	2,063,419	2,043,705
Total Oklahoma	5,466,726	5,273,256	5,349,644	5,699,532	6,085,024

Colorado:
Commercial	1,977,773	1,936,149	1,874,613	1,904,182	1,910,826
Commercial real estate	480,740	470,937	526,653	656,521	777,786
Paycheck protection program	28,584	82,781	140,470	299,712	436,540
Loans to individuals	236,125	256,533	249,298	262,796	264,759
Total Colorado	2,723,222	2,746,400	2,791,034	3,123,211	3,389,911

Arizona:
Commercial	1,074,551	1,130,798	1,194,801	1,239,270	1,207,089
Commercial real estate	719,970	674,309	734,174	705,497	667,766
Paycheck protection program	11,644	21,594	42,815	104,946	208,481
Loans to individuals	190,746	186,528	182,506	178,481	179,031
Total Arizona	1,996,911	2,013,229	2,154,296	2,228,194	2,262,367

Kansas/Missouri:
Commercial	334,371	338,697	336,414	388,291	421,974
Commercial real estate	436,740	382,761	408,001	406,055	395,590
Paycheck protection program	2,595	4,718	6,920	41,954	60,741
Loans to individuals	121,247	110,889	100,920	103,092	104,954
Total Kansas/Missouri	894,953	837,065	852,255	939,392	983,259

New Mexico:
Commercial	262,533	306,964	287,695	304,804	307,395
Commercial real estate	504,632	442,128	437,302	437,996	448,298
Paycheck protection program	9,713	13,510	31,444	86,716	124,059
Loans to individuals	63,299	63,930	66,651	68,177	70,491
Total New Mexico	840,177	826,532	823,092	897,693	950,243

Arkansas:
Commercial	95,415	92,143	75,168	104,899	86,678
Commercial real estate	61,459	61,730	74,707	84,499	104,353
Paycheck protection program	720	2,267	6,306	2,442	12,828
Loans to individuals	6,296	6,283	5,257	13,383	13,032
Total Arkansas	163,890	162,423	161,438	205,223	216,891

Total BOK Financial loans	$20,674,429	$20,205,680	$20,347,936	$21,416,449	$22,533,847

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

We have off-balance sheet commitments related to certain residential mortgage loans sold into mortgage-backed securities as part of our mortgage banking activities. We retain off-balance sheet credit risk related to losses in excess of amounts guaranteed by the U.S. Department of Veterans Affairs ("VA").

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

Table 14 – Off-Balance Sheet Credit Commitments
(In thousands)

	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	June 30, 2021	Mar. 31, 2021
Loan commitments	$12,490,832	$12,471,482	$12,044,695	$11,518,158	$11,151,650
Standby letters of credit	654,185	699,743	638,067	671,878	713,834
Unpaid principal balance of residential mortgage loans sold with recourse	51,459	54,619	57,988	63,545	68,393
Unpaid principal balance of residential mortgage loans transferred into mortgage-backed securities guaranteed by U.S. Dept. of Veterans Affairs	1,062,197	1,095,877	1,150,124	1,225,100	1,326,300
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

Derivative contracts are carried at fair value. At March 31, 2022, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $2.4 billion compared to $1.1 billion at December 31, 2021. At March 31, 2022, the net fair value of our derivative contracts included $2.1 billion for energy contracts, $179 million for foreign exchange contracts and $63 million for interest rate swaps. The aggregate net fair value of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $2.4 billion at March 31, 2022 and $1.1 billion at December 31, 2021.

At March 31, 2022, total derivative assets were reduced by $38 million of cash collateral received from counterparties and total derivative liabilities were reduced by $2.2 billion of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement. Derivative contracts executed with customers may be secured by non-cash collateral in conjunction with a credit agreement with that customer, such as proven producing oil and gas properties. Access to this collateral in event of default is reasonably assured.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at March 31, 2022 follows in Table 15.

Table 15 -- Fair Value of Derivative Contracts
(In thousands)

Customers	$2,206,003
Banks and other financial institutions	112,897
Exchanges and clearing organizations	27,824
Fair value of customer risk management program asset derivative contracts, net	$2,346,724

At March 31, 2022, our largest derivative exposure was to an energy customer for $107 million.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equivalent to $86.03 per barrel of oil would decrease the fair value of derivative assets by $529 million, with lending customers comprising the bulk of the assets. An increase in prices equivalent to $114.53 per barrel of oil would increase the fair value of derivative assets by $657 million as asset values rise faster than margin paid. Liquidity requirements of this program may also be affected by our credit rating. At March 31, 2022, a decrease in our credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $10 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of March 31, 2022, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.

Summary of Credit Loss Experience

Table 16 -- Summary of Credit Loss Experience
(In thousands)

	Three Months Ended
	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	June 30, 2021	Mar. 31, 2021
Allowance for loan losses:
Beginning balance	$256,421	$276,680	311,890	352,402	388,640
Loans charged off	(7,805)	(6,558)	(9,584)	(18,304)	(16,905)
Recoveries of loans previously charged off	1,824	7,272	1,769	2,856	2,437
Net loans recovered (charged off)	(5,981)	714	(7,815)	(15,448)	(14,468)
Provision for credit losses	(3,967)	(20,973)	(27,395)	(25,064)	(21,770)
Ending balance	$246,473	$256,421	$276,680	$311,890	$352,402

Accrual for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$32,977	$29,239	24,287	32,877	36,921
Provision for credit losses	3,268	3,738	4,952	(8,590)	(4,044)
Ending balance	$36,245	$32,977	$29,239	$24,287	$32,877

Accrual for off-balance sheet credit risk associated with mortgage banking activities:
Beginning balance	$3,382	$3,264	3,828	5,135	4,282
Loans charged off	(6)	(32)	(30)	(85)	(32)
Provision for credit losses	621	150	(534)	(1,222)	885
Ending balance	$3,997	$3,382	$3,264	$3,828	$5,135

Allowance for credit losses related to held-to-maturity (investment) securities:
Beginning balance	$555	$470	$493	$617	$688
Provision for credit losses	78	85	(23)	(124)	(71)
Ending balance	$633	$555	$470	$493	$617

Total provision for credit losses	$—	$(17,000)	$(23,000)	$(35,000)	$(25,000)

	Three Months Ended
	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	June 30, 2021	Mar. 31, 2021
Average loans by portfolio segment :
Commercial	$12,677,706	$12,401,935	$12,231,230	$12,402,925	$12,908,461
Commercial real estate	4,059,148	3,838,336	4,218,190	4,395,848	4,547,945
Paycheck protection program	210,110	404,261	792,728	1,668,047	1,741,534
Loans to individuals	3,516,698	3,598,121	3,606,460	3,700,269	3,559,067
Net charge-offs (annualized) to average loans	0.12%	(0.01)%	0.15%	0.28%	0.25%
Net charge-offs (annualized) to average loans excluding PPP loans[1]	0.12%	(0.01)%	0.16%	0.30%	0.28%
Net charge-offs (annualized) to average loans by portfolio segment:
Commercial	0.17%	(0.03)%	0.20%	0.47%	0.42%
Commercial real estate	—%	(0.06)%	0.11%	0.06%	0.02%
Paycheck protection program	—%	—%	—%	—%	—%
Loans to individuals	0.05%	0.08%	0.05%	0.02%	0.06%
Recoveries to gross charge-offs	23.37%	110.89%	18.46%	15.60%	14.42%
Provision for loan losses (annualized) to average loans	(0.08)%	(0.41)%	(0.53)%	(0.45)%	(0.38)%
Allowance for loan losses to loans outstanding at period-end	1.19%	1.27%	1.36%	1.46%	1.56%
Allowance for loan losses to loans outstanding at period-end excluding PPP loans[1]	1.20%	1.29%	1.40%	1.54%	1.70%
Accrual for unfunded loan commitments to loan commitments	0.29%	0.26%	0.24%	0.21%	0.29%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period-end	1.37%	1.43%	1.50%	1.57%	1.71%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period-end excluding PPP loans[1]	1.38%	1.45%	1.54%	1.66%	1.86%
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
No provision for credit losses was necessary for the first quarter of 2022. Changes in our reasonable and supportable forecasts of macroeconomic variables resulted in a $7.3 million decrease in the allowance for credit losses related to lending activities. Continued strength in commodity prices was partially offset by changes in our economic outlook. Changes in loan portfolio characteristics, primarily related to growth in loan balances resulted in a $6.6 million increase in the allowance for credit losses related to lending activities. Continued improvements in credit quality metrics were offset by net charge-offs and changes in specific impairment and payment profile characteristics.

The probability weighting of our base case reasonable and supportable forecast decreased to 60 percent in the first quarter of 2022 compared to 65 percent in the fourth quarter of 2021 as the level of uncertainty in the current economic outlook increased. A summary of macroeconomic variables considered in developing our estimate of expected credit losses at March 31, 2022 follows:

	Base	Downside	Upside
Scenario probability weighting	60%	30%	10%
Economic outlook	The Russia-Ukraine conflict remains isolated and conditions improve by mid-year 2022.

The federal funds rate is increased at each Federal Reserve Open Market ("FOMC") meeting through March 2023, which results in a target range of 2.75 percent to 3.00 percent. Additionally, the Federal Reserve begins balance sheet reduction by mid-year 2022.

Labor force participants continue to re-enter the job market to meet the record number of job openings. The increase in employment helps maintain household income above its pre-pandemic trend. This, coupled with the drawdown in savings, supports consumer spending and produces GDP growth consistent with pre-pandemic levels.	The Russia-Ukraine conflict persists through 2022 but remains isolated.

The Federal Reserve is forced to adopt a more aggressive monetary policy to combat the inflationary environment. This results in a target range of 4.00 percent to 4.25 percent by March 2023. Additionally, the Federal Reserve begins balance sheet reduction by mid-year 2022.

Additional surges in commodity prices exacerbated by supply chain dislocations create higher levels of inflation that do not peak until the fourth quarter of 2022. These factors push the United States into a recession, with contraction in economic activity and a sharp increase in the unemployment rate.	The Russia-Ukraine conflict remains isolated and conditions improve early second quarter 2022.

The federal funds rate is increased at each FOMC meeting through March 2023, which results in a target range of 2.25 percent to 2.50 percent. Additionally, the Federal Reserve begins balance sheet reduction by mid-year 2022.

			Labor force participants continue to re-enter the job market to meet the record number of job openings. The increase in employment helps maintain household income above its pre-pandemic trend. This coupled with the drawdown in savings, supports consumer spending and produces above trend GDP growth.
Macro-economic factors
–GDP is forecasted to grow by 2.2 percent over the next 12 months.
–Civilian unemployment rate of 3.9 percent in the first quarter of 2022 improves to 3.8 percent by the first quarter of 2023.
–WTI oil prices are projected to generally follow the NYMEX forward curve that existed at the end of March 2022 and are expected to average $94.98 per barrel over the next 12 months.

–GDP is forecasted to contract 1.3 percent over the next twelve months.
–Civilian unemployment rate of 4.4 percent in the second quarter of 2022 increases to 6.9 percent in the first quarter of 2023.
–WTI oil prices are projected to average $109.67 over the next 12 months, with a peak of $131.46 in the third quarter of 2022 and falling 33% over the following two quarters.

–GDP is forecasted to grow by 3.3 percent over the next 12 months.
–Civilian unemployment rate of 3.7 percent in the second quarter of 2022 improves to 3.3 percent by the first quarter of 2023.
–WTI oil prices are projected to average $85.89 per barrel over the next 12 months.

Growth in loan balances results in a $7.0 million increase in allowance. Net charge-offs and changes in specific impairments attributed to certain credits required a $2.9 million provision during the first quarter of 2022. Improved risk grading during the quarter resulted in a $6.1 million decrease in the allowance for lending activities, primarily related to energy, commercial real estate and commercial wholesale/retail sector loans. A summary of outstanding loan balances by risk grade is included in Note 4 to the Consolidated Financial Statements. Non-pass grade loans include other loans especially mentioned, defined by regulatory guidelines as loans that are currently performing in compliance with original terms but may have a potential weakness that deserves management’s close attention, accruing substandard loans, and nonaccruing loans. Non-pass grade loans totaled $389 million at March 31, 2022, a $67 million decrease compared to December 31, 2021. Non-pass graded loans were primarily composed of $101 million or 3 percent of energy loans, $77 million or 2 percent of healthcare loans, $74 million or 2 percent of services loans, $52 million or 1 percent of commercial real estate loans and $36 million or 1 percent of general business loans.

The allowance for loan losses totaled $246 million or 1.19 percent of outstanding loans and 230 percent of nonaccruing loans at March 31, 2022, excluding residential mortgage loans guaranteed by U.S. government agencies. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $283 million or 1.37 percent of outstanding loans and 264 percent of nonaccruing loans at March 31, 2022.

The Company recorded a $17.0 million negative provision for credit losses in the fourth quarter of 2021. The allowance for loan losses was $256 million or 1.27 percent of outstanding loans and 213 percent of nonaccruing loans, excluding loans guaranteed by U.S. government agencies at December 31, 2021. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $289 million or 1.43 percent of outstanding loans and 241 percent of nonaccruing loans.

Net Loans Charged Off

Net charge-offs of commercial loans were $5.5 million in the first quarter of 2022, primarily related to two general business borrowers and a single energy services borrower. Net commercial real estate loan charge-offs were $47 thousand and net charge-offs of loans to individuals were $444 thousand. Net charge-offs of loans to individuals include deposit account overdraft losses.

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

Table 17 -- Nonperforming Assets
(In thousands)

	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	June 30, 2021	Mar. 31, 2021
Nonaccruing loans:
Commercial:
Energy	$24,976	$31,091	$45,500	$70,341	$101,800
Services	16,535	17,170	25,714	29,913	28,033
Healthcare	15,076	15,762	509	527	3,187
General business	3,750	10,081	8,951	11,823	14,053
Total commercial	60,337	74,104	80,674	112,604	147,073

Commercial real estate	15,989	14,262	21,223	26,123	27,243

Loans to individuals:
Residential mortgage	30,757	31,574	30,674	31,473	32,884
Residential mortgage guaranteed by U.S. government agencies	16,992	13,861	9,188	9,207	8,564
Personal	171	258	188	229	255
Total loans to individuals	47,920	45,693	40,050	40,909	41,703
Total nonaccruing loans	124,246	134,059	141,947	179,636	216,019
Accruing renegotiated loans guaranteed by U.S. government agencies	204,121	210,618	178,554	171,324	154,591
Real estate and other repossessed assets	24,492	24,589	28,770	57,337	70,911
Total nonperforming assets	$352,859	$369,266	$349,271	$408,297	$441,521
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$131,746	$144,787	$161,529	$227,766	$278,366

Allowance for loan losses to nonaccruing loans[1]	229.80%	213.33%	208.41%	183.00%	169.87%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to nonaccruing loans[1]	263.60%	240.77%	230.43%	197.25%	185.72%
Nonperforming assets to outstanding loans and repossessed assets	1.70%	1.83%	1.71%	1.90%	1.95%
Nonperforming assets to outstanding loans and repossessed assets[1,2]	0.65%	0.74%	0.83%	1.14%	1.37%
Nonaccruing loans to outstanding loans	0.60%	0.66%	0.70%	0.84%	0.96%
Nonaccruing commercial loans to outstanding commercial loans	0.47%	0.59%	0.66%	0.90%	1.16%
Nonaccruing commercial real estate loans to outstanding commercial real estate loans	0.39%	0.37%	0.52%	0.62%	0.60%
Nonaccruing loans to individuals to outstanding loans to individuals[1]	0.96%	0.98%	0.98%	1.00%	1.07%
1     Excludes residential mortgages guaranteed by U.S. government agencies.
2     Excludes residential mortgage and PPP loans guaranteed by U.S. government agencies.

Excluding assets guaranteed by U.S. government agencies, nonperforming assets decreased $13 million from December 31, 2021, primarily due to a $6.3 million decrease in nonaccruing general business loans and a $6.1 million decrease in nonaccruing energy loans. Newly identified nonaccruing loans totaled $12 million, offset by $14 million of payments and $7.8 million of charge-offs. The Company generally retains nonperforming assets to maximize potential recovery, which may cause future nonperforming assets to decrease more slowly.

A rollforward of nonperforming assets for the three months ended March 31, 2022 follows in Table 18.

Table 18 -- Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	March 31, 2022
	Nonaccruing Loans
	Commercial	Commercial Real Estate	Loan to Individuals	Total	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, December 31, 2021	$74,104	$14,262	$45,693	$134,059	$210,618	$24,589	$369,266
Additions	1,393	4,261	6,270	11,924	16,990	—	28,914
Payments	(9,079)	(290)	(4,407)	(13,776)	(2,233)	—	(16,009)
Charge-offs	(6,081)	(191)	(1,533)	(7,805)	—	—	(7,805)
Net gains (losses) and write-downs	—	—	—	—	—	1,873	1,873
Foreclosure of nonperforming loans	—	—	(64)	(64)	—	64	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(891)	(891)	(601)	—	(1,492)
Proceeds from sales	—	—	—	—	(17,806)	(2,034)	(19,840)
Net transfers to nonaccruing loans	—	—	3,238	3,238	(3,238)	—	—
Return to accrual status	—	(2,053)	(386)	(2,439)	—	—	(2,439)
Other, net	—	—	—	—	391	—	391
Balance, March 31, 2022	$60,337	$15,989	$47,920	$124,246	$204,121	$24,492	$352,859

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

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets totaled $24 million at March 31, 2022, composed primarily of $15 million of developed commercial real estate and $7.1 million of oil and gas properties. Real estate and other repossessed assets was largely unchanged compared to December 31, 2021.

Liquidity and Capital

Based on the average balances for the first quarter of 2022, approximately 80 percent of our funding was provided by deposit accounts, 6 percent from borrowed funds, less than 1 percent from long-term subordinated debt and 10 percent from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Average deposits for the first quarter of 2022 totaled $40.4 billion, a $560 million increase over the fourth quarter of 2021. Continued deposit growth was primarily due to customers maintaining higher balances in the current economic environment, supplemented by inflows from government stimulus payments. Interest-bearing transaction account balances increased $437 million. Demand deposits grew by $243 million and savings account balances were up $38 million. Certificate of deposit balances decreased $159 million.

Table 19 - Average Deposits by Line of Business
(In thousands)

	Three Months Ended
	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	June 30, 2021	Mar. 31, 2021
Commercial Banking	$19,595,260	$19,537,285	$17,881,673	$17,049,772	$16,130,168
Consumer Banking	8,746,622	8,682,437	8,516,942	8,469,043	8,082,443
Wealth Management	9,619,323	9,194,019	9,120,446	9,695,319	9,706,295
Subtotal	37,961,205	37,413,741	35,519,061	35,214,134	33,918,906
Funds Management and other	2,401,002	2,388,347	2,315,325	2,276,093	2,603,210
Total	$40,362,207	$39,802,088	$37,834,386	$37,490,227	$36,522,116

Average Commercial Banking deposit balances increased $58 million over the fourth quarter of 2021. Interest-bearing transaction account balances increased $40 million. Demand deposit balances were up $32 million. Commercial customers continue to retain large cash reserves due to a combination of factors including uncertainty about the economic environment and potential for growth, lack of preferable liquid alternatives and a desire to minimize deposit service charges through the earnings credit. The earnings credit is a non-cash method that enables commercial customers to offset deposit service charges based on account balances. Commercial deposit balances may decrease as the economic outlook improves and if short-term rates move higher, enhancing their investment alternatives.

Average Consumer Banking deposit balances increased $64 million over the prior quarter. A $72 million increase in interest-bearing transaction deposit balances and a $33 million increase in savings account balances were partially offset by a $35 million decrease in time deposit balances. Demand deposit balances were largely unchanged compared to prior quarter.

Average Wealth Management deposits increased $425 million compared to the fourth quarter of 2021. A $295 million increase in interest bearing transaction accounts and a $246 million increase in demand deposit balances was partially offset by a $121 million decrease in time deposit balances.

Average time deposits for the first quarter of 2022 included $48 million of brokered deposits, an $845 thousand decrease compared to the fourth quarter of 2021. Average interest-bearing transaction accounts for the first quarter included $2.1 billion of brokered deposits, an $8.0 million increase over the fourth quarter of 2021.

The distribution of our period end deposit account balances among principal markets follows in Table 20.

Table 20 -- Period End Deposits by Principal Market Area
(In thousands)

	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	June 30, 2021	Mar. 31, 2021
Oklahoma:
Demand	$5,205,806	$5,433,405	$5,080,162	$4,985,542	$4,823,436
Interest-bearing:
Transaction	11,410,709	12,689,367	11,692,679	12,065,844	12,828,070
Savings	558,634	521,439	510,906	500,344	487,862
Time	817,744	978,822	1,039,866	1,139,980	1,197,517
Total interest-bearing	12,787,087	14,189,628	13,243,451	13,706,168	14,513,449
Total Oklahoma	17,992,893	19,623,033	18,323,613	18,691,710	19,336,885

Texas:
Demand	4,552,001	4,552,983	3,987,503	3,752,790	3,592,969
Interest-bearing:
Transaction	4,963,118	5,345,461	4,985,465	4,335,113	4,257,234
Savings	182,536	178,458	165,043	160,805	154,406
Time	329,931	337,559	337,389	346,577	368,086
Total interest-bearing	5,475,585	5,861,478	5,487,897	4,842,495	4,779,726
Total Texas	10,027,586	10,414,461	9,475,400	8,595,285	8,372,695

Colorado:
Demand	2,673,352	2,526,855	2,158,596	1,991,343	2,115,354
Interest-bearing:
Transaction	2,387,304	2,334,371	2,337,354	2,159,819	2,100,135
Savings	81,762	78,636	79,873	73,990	73,446
Time	165,401	174,351	184,002	193,787	204,973
Total interest-bearing	2,634,467	2,587,358	2,601,229	2,427,596	2,378,554
Total Colorado	5,307,819	5,114,213	4,759,825	4,418,939	4,493,908

New Mexico:
Demand	1,271,264	1,196,057	1,222,895	1,197,412	1,131,713
Interest-bearing:
Transaction	888,257	858,394	837,630	723,757	736,923
Savings	115,457	107,963	107,615	105,837	103,591
Time	156,140	163,871	168,879	174,665	181,863
Total interest-bearing	1,159,854	1,130,228	1,114,124	1,004,259	1,022,377
Total New Mexico	2,431,118	2,326,285	2,337,019	2,201,671	2,154,090

	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	June 30, 2021	Mar. 31, 2021
Arizona:
Demand	947,775	934,282	1,110,884	943,511	915,439
Interest-bearing:
Transaction	810,896	834,491	784,614	820,901	835,795
Savings	18,122	16,182	16,468	13,496	13,235
Time	27,259	31,274	30,862	30,012	30,997
Total interest-bearing	856,277	881,947	831,944	864,409	880,027
Total Arizona	1,804,052	1,816,229	1,942,828	1,807,920	1,795,466

Kansas/Missouri:
Demand	553,345	658,342	488,595	463,339	478,370
Interest-bearing:
Transaction	1,107,525	1,086,946	965,757	978,160	991,510
Savings	19,589	18,844	17,303	17,539	18,686
Time	11,527	12,255	13,040	13,509	13,898
Total interest-bearing	1,138,641	1,118,045	996,100	1,009,208	1,024,094
Total Kansas/Missouri	1,691,986	1,776,387	1,484,695	1,472,547	1,502,464

Arkansas:
Demand	38,798	42,499	41,594	46,472	45,889
Interest-bearing:
Transaction	122,020	119,543	149,611	195,125	141,207
Savings	3,265	3,213	3,289	3,445	3,000
Time	6,414	6,196	6,677	6,819	7,022
Total interest-bearing	131,699	128,952	159,577	205,389	151,229
Total Arkansas	170,497	171,451	201,171	251,861	197,118
Total BOK Financial deposits	$39,425,951	$41,242,059	$38,524,551	$37,439,933	$37,852,626

In addition to deposits, liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country. The Company has no wholesale federal funds purchased at March 31, 2022. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale and trading securities. Federal Home Loan Bank borrowings are generally short-term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and agency mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $1.1 billion during the quarter, compared to $842 million in the fourth quarter of 2021.

At March 31, 2022, the estimated unused credit available to BOKF, NA from collateralized sources was approximately $16.4 billion.

A summary of other borrowings for BOK Financial on a consolidated basis follows in Table 21.

Table 21 -- Borrowed Funds
(In thousands)

		Three Months Ended March 31, 2022				Three Months Ended Dec. 31, 2021
	Mar. 31, 2022	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	Dec. 31, 2021	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter

Funds purchased	444,068	371,435	0.57%	444,068	199,513	337,328	0.63%	226,605
Repurchase agreements	624,261	1,633,031	1.04%	3,034,312	2,126,936	2,555,800	0.74%	2,920,728
Other borrowings:
Federal Home Loan Bank advances	—	1,112,222	0.28%	700,000	—	842,393	0.27%	—
GNMA repurchase liability	6,294	6,530	4.29%	6,804	7,420	8,440	4.42%	9,358
Other	29,952	29,688	2.39%	29,952	29,333	30,004	3.29%	30,724
Total other borrowings	36,246	1,148,440	0.38%		36,753	880,837	0.49%
Subordinated debentures[1]	131,209	131,228	4.02%	131,230	131,226	131,224	4.02%	131,226
Total other borrowed funds and subordinated debentures	$1,235,784	$3,284,134	0.88%		$2,494,428	$3,905,189	0.78%
1 Parent Company only.
BOKF, NA also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold in GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors if delinquent loans are not repurchased from the GNMA mortgage pools.

Parent Company

At March 31, 2022, cash and interest-bearing cash and cash equivalents held by the parent company totaled $233 million. The primary sources of liquidity for BOK Financial are cash on hand and dividends from BOKF, NA. Dividends from the bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At March 31, 2022, based upon the most restrictive limitations as well as management's internal capital policy, BOKF, NA could declare up to $18 million of dividends. Dividend constraints may be alleviated through increases in retained earnings, capital issuances or changes in risk weighted assets. Future losses or increases in required regulatory capital at the bank could affect its ability to pay dividends to the parent company.

Our equity capital at March 31, 2022 was $4.9 billion, a $515 million decrease compared to December 31, 2021. Net income less cash dividends paid increased equity $26 million during the first quarter of 2022. Changes in interest rates resulted in a $490 million decrease in accumulated other comprehensive income compared to December 31, 2021. We also repurchased $48 million of common stock during the first quarter of 2022. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings including expected benefits from lower federal income tax rates, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt or perpetual preferred stock issuance, share repurchase and stock and cash dividends.

On April 30, 2019, the board of directors authorized the Company to purchase up to five million common shares, subject to market conditions, securities law and other regulatory compliance limitations. As of March 31, 2022, 3,809,347 shares have been repurchased under this authorization. The Company repurchased 475,877 shares of common stock at an average price of $101.02 a share in the first quarter of 2022. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.

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

In March 2020, in response to the impact on the financial markets by the COVID-19 pandemic, the banking agencies issued an interim final rule permitting banking organizations that implement CECL the option to delay for two years an estimate of the CECL methodology's effect on regulatory capital, followed by a three-year transition period. The estimate includes the implementation date adjustment as of January 1, 2020 plus an estimate of the impact of the change for a two year period following implementation of CECL. We have elected to delay the regulatory capital impact of the transition in accordance with the interim final rule. Deferral of the impact of CECL added 11 basis points to the Company's Common equity Tier 1 capital at March 31, 2022.

The capital ratios for BOK Financial on a consolidated basis are presented in Table 22.

Table 22 -- Capital Ratios

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer	Mar. 31, 2022	Dec. 31, 2021	Mar. 31, 2021
Risk-based capital:
Common equity Tier 1	4.50%	2.50%	7.00%	11.30%	12.24%	12.14%
Tier 1 capital	6.00%	2.50%	8.50%	11.31%	12.25%	12.21%
Total capital	8.00%	2.50%	10.50%	12.25%	13.29%	13.98%
Tier 1 Leverage	4.00%	N/A	4.00%	8.47%	8.55%	8.42%

Average total equity to average assets				10.18%	10.61%	10.48%
Tangible common equity ratio				8.13%	8.61%	8.82%

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

Table 23 provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 23 -- Non-GAAP Measure
(Dollars in thousands)

	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	June 30, 2021	Mar. 31, 2021
Tangible common equity ratio:
Total shareholders' equity	$4,849,582	$5,363,732	$5,388,973	$5,332,977	$5,239,462
Less: Goodwill and intangible assets, net	1,132,510	1,136,527	1,140,935	1,153,785	1,158,676
Tangible common equity	3,717,072	4,227,205	4,248,038	4,179,192	4,080,786
Total assets	46,826,507	50,249,431	46,923,409	47,154,375	47,442,513
Less: Goodwill and intangible assets, net	1,132,510	1,136,527	1,140,935	1,153,785	1,158,676
Tangible assets	$45,693,997	$49,112,904	$45,782,474	$46,000,590	$46,283,837
Tangible common equity ratio	8.13%	8.61%	9.28%	9.09%	8.82%

Pre-provision net revenue:
Net income before taxes	$78,649	$152,025	$241,782	$215,603	$186,690
Provision for expected credit losses	—	(17,000)	(23,000)	(35,000)	(25,000)
Net income (loss) attributable to non-controlling interests	(36)	(129)	(601)	686	(1,752)
Pre-provision net revenue	$78,685	$135,154	$219,383	$179,917	$163,442

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

The interest rate sensitivity in Table 24 indicates management’s estimation of the impact of rate changes on net interest revenue. Should deposit costs be 10 percent more sensitive to changes in rates, the variation in net interest revenue over the next twelve months would be 6.60 percent, or $75.1 million for the 200 basis point increase scenario. Alternatively, should deposit funding costs be 10 percent less sensitive to changes in rates, the variation in net interest revenue over the next twelve months would be 8.45 percent, or $96.1 million for the 200 basis point increase scenario. Additionally, in a flattening yield curve scenario where long-term rates increase by 100 basis points and short-term rates increase by 200 basis points, net interest revenue would increase by approximately 3.26 percent, or $37.0 million.

Table 24 -- Interest Rate Sensitivity
(Dollars in thousands)

	Mar. 31, 2022		Dec. 31, 2021
	200 bp Increase	100 bp Increase	200 bp Increase	100 bp Increase
Anticipated impact over the next twelve months on net interest revenue	$85,608	$55,495	$87,241	$54,213
	7.53%	4.88%	7.60%	4.72%
Anticipated impact over months twelve through twenty-four	$195,813	$132,326	$185,054	$129,850
	16.36%	11.39%	16.03%	11.25%

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

Table 25 -- MSR Asset and Hedge Sensitivity Analysis
(Dollars in thousands)

	Mar. 31, 2022		Dec. 31, 2021
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
MSR Asset	$12,025	$(17,973)	$31,856	$(41,815)
MSR Hedge	(13,708)	13,723	(38,213)	36,692
Net Exposure	(1,683)	(4,250)	(6,357)	(5,123)

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

Table 26 -- Mortgage Pipeline Sensitivity Analysis
(Dollars in thousands)

	Three Months Ended
	Mar. 31, 2022		Dec. 31, 2021		Mar. 31, 2021
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(96)	$(420)	$(252)	$(254)	$(647)	$(612)
Low[2]	161	2	103	(62)	(17)	(58)
High[3]	(402)	(779)	(621)	(523)	(1,244)	(1,097)
Period End	(27)	(95)	(85)	(181)	(564)	(422)
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

The trading portfolio’s VaR and Stressed VaR profiles are influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios, because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. Table 27 below summarizes certain VaR and Stressed VaR based measures for the three months ended March 31, 2022, December 31, 2021, and March 31, 2021. In the first quarter of 2022, both VaR measures decreased from the previous quarter. This decrease resulted from a decline in total trading assets and a decrease in basis risk between trading assets and their economic hedges.

Table 27 -- VaR and SVaR Measures

	Three Months Ended
	Mar. 31, 2022		Dec. 31, 2021		Mar. 31, 2021
	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR
Average[1]	$8,759	$39,402	$8,930	$40,010	$6,836	$10,266
Low	5,969	23,910	6,100	21,390	3,500	4,582
High	14,556	73,790	15,060	67,440	9,951	27,792
Period End	8,178	23,988	9,770	45,050	8,038	11,221
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

Table 28 -- Trading Sensitivity Analysis
(Dollars in thousands)

	Three Months Ended
	Mar. 31, 2022		Dec. 31, 2021		Mar. 31, 2021
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$499	$2,927	$1,134	$1,479	$(2,572)	$3,553
Low[2]	8,643	12,277	8,631	9,319	5,818	8,801
High[3]	(11,253)	(3,813)	(6,589)	(5,020)	(7,054)	(4,618)
Period End	49	1,076	1,587	355	(6,548)	7,756
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

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)	Three Months Ended
	March 31,
Interest revenue	2022	2021
Loans	$178,373	$197,574
Residential mortgage loans held for sale	1,394	1,380
Trading securities	40,975	35,922
Investment securities	2,354	2,726
Available for sale securities	57,932	58,608
Fair value option securities	491	496
Restricted equity securities	1,107	1,359
Interest-bearing cash and cash equivalents	473	174
Total interest revenue	283,099	298,239
Interest expense
Deposits	7,598	9,850
Borrowed funds	5,788	4,622
Subordinated debentures	1,302	3,347
Total interest expense	14,688	17,819
Net interest revenue	268,411	280,420
Provision for credit losses	—	(25,000)
Net interest revenue after provision for credit losses	268,411	305,420
Other operating revenue
Brokerage and trading revenue	(27,079)	20,782
Transaction card revenue	24,216	22,430
Fiduciary and asset management revenue	46,399	41,322
Deposit service charges and fees	27,004	24,209
Mortgage banking revenue	16,650	37,113
Other revenue	10,445	16,296
Total fees and commissions	97,635	162,152
Other gains (losses), net	(1,644)	10,121
Loss on derivatives, net	(46,981)	(27,650)
Loss on fair value option securities, net	(11,201)	(1,910)
Change in fair value of mortgage servicing rights	49,110	33,874
Gain on available for sale securities, net	937	467
Total other operating revenue	87,856	177,054
Other operating expense
Personnel	159,228	173,010
Business promotion	6,513	2,154
Charitable contributions to BOKF Foundation	—	4,000
Professional fees and services	11,413	11,980
Net occupancy and equipment	30,855	26,662
Insurance	4,283	4,620
Data processing and communications	39,836	37,467
Printing, postage and supplies	3,689	3,440
Amortization of intangible assets	3,964	4,807
Mortgage banking costs	7,877	13,943
Other expense	9,960	13,701
Total other operating expense	277,618	295,784
Net income before taxes	78,649	186,690
Federal and state income taxes	16,197	42,382
Net income	62,452	144,308
Net loss attributable to non-controlling interests	(36)	(1,752)
Net income attributable to BOK Financial Corporation shareholders	$62,488	$146,060
Earnings per share:
Basic	$0.91	$2.10
Diluted	$0.91	$2.10
Average shares used in computation:
Basic	67,812,400	69,137,375
Diluted	67,813,851	69,141,710
Dividends declared per share	$0.53	$0.52
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended
	March 31,
	2022	2021
Net income	$62,452	$144,308
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	(639,041)	(150,131)
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(937)	(467)
Other comprehensive loss before income taxes	(639,978)	(150,598)
Federal and state income taxes	(149,781)	(36,139)
Other comprehensive loss, net of income taxes	(490,197)	(114,459)
Comprehensive income (loss)	(427,745)	29,849
Comprehensive loss attributable to non-controlling interests	(36)	(1,752)
Comprehensive income (loss) attributable to BOK Financial Corp. shareholders	$(427,709)	$31,601

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(In thousands, except share data)

	Mar. 31, 2022	Dec. 31, 2021
	(Unaudited)	(Footnote 1)
Assets
Cash and due from banks	$767,805	$712,067
Interest-bearing cash and cash equivalents	599,976	2,125,343
Trading securities	4,891,096	9,136,813
Investment securities, net of allowance (fair value: March 31, 2022 – $191,235; December 31, 2021 – $231,395)	183,824	210,444
Available for sale securities	12,894,534	13,157,817
Fair value option securities	185,003	43,770
Restricted equity securities	77,389	83,113
Residential mortgage loans held for sale	169,474	192,295
Loans	20,674,429	20,205,680
Allowance for loan losses	(246,473)	(256,421)
Loans, net of allowance	20,427,956	19,949,259
Premises and equipment, net	574,786	574,148
Receivables	238,694	223,021
Goodwill	1,044,749	1,044,749
Intangible assets, net	87,761	91,778
Mortgage servicing rights	209,563	163,198
Real estate and other repossessed assets, net of allowance (March 31, 2022 – $5,977; December 31, 2021 – $6,083)	24,492	24,589
Derivative contracts, net	2,680,207	1,097,297
Cash surrender value of bank-owned life insurance	407,763	405,607
Receivable on unsettled securities sales	229,404	56,172
Other assets	1,132,031	957,951
Total assets	$46,826,507	$50,249,431

Liabilities and Equity
Liabilities:
Noninterest-bearing demand deposits	$15,242,341	$15,344,423
Interest-bearing deposits:
Transaction	21,689,829	23,268,573
Savings	979,365	924,735
Time	1,514,416	1,704,328
Total deposits	39,425,951	41,242,059
Funds purchased and repurchase agreements	1,068,329	2,326,449
Other borrowings	36,246	36,753
Subordinated debentures	131,209	131,226
Accrued interest, taxes and expense	238,048	273,041
Derivative contracts, net	557,834	275,625
Due on unsettled securities purchases	81,016	160,686
Other liabilities	434,350	435,221
Total liabilities	41,972,983	44,881,060
Shareholders' equity:
Common stock ($0.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: March 31, 2022 – 76,412,230; December 31, 2021 – 76,254,029)	5	5
Capital surplus	1,381,666	1,378,794
Retained earnings	4,473,884	4,447,691
Treasury stock (shares at cost: March 31, 2022 – 8,308,187; December 31, 2021 – 7,786,257)	(588,147)	(535,129)
Accumulated other comprehensive gain (loss)	(417,826)	72,371
Total shareholders’ equity	4,849,582	5,363,732
Non-controlling interests	3,942	4,639
Total equity	4,853,524	5,368,371
Total liabilities and equity	$46,826,507	$50,249,431
See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited)
(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, December 31, 2021	76,254	$5	$1,378,794	$4,447,691	7,786	$(535,129)	$72,371	$5,363,732	$4,639	$5,368,371
Net income (loss)	—	—	—	62,488	—	—	—	62,488	(36)	62,452
Other comprehensive loss	—	—	—	—	—	—	(490,197)	(490,197)	—	(490,197)
Repurchase of common stock	—	—	—	—	476	(48,074)	—	(48,074)	—	(48,074)
Share-based compensation plans:
Stock options exercised	1	—	37	—	—	—	—	37	—	37
Non-vested shares awarded, net	157	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	46	(4,944)	—	(4,944)	—	(4,944)
Share-based compensation	—	—	2,835	—	—	—	—	2,835	—	2,835
Cash dividends on common stock	—	—	—	(36,295)	—	—	—	(36,295)	—	(36,295)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(661)	(661)
Balance, March 31, 2022	76,412	$5	$1,381,666	$4,473,884	8,308	$(588,147)	$(417,826)	$4,849,582	$3,942	$4,853,524

Balance, December 31, 2020	75,995	$5	$1,368,062	$3,973,675	6,358	$(411,344)	$335,868	$5,266,266	$25,295	$5,291,561
Net income (loss)	—	—	—	146,060	—	—	—	146,060	(1,752)	144,308
Other comprehensive loss	—	—	—	—	—	—	(114,459)	(114,459)	—	(114,459)
Repurchase of common stock	—	—	—	—	260	(20,071)	—	(20,071)	—	(20,071)
Share-based compensation plans:
Stock options exercised	17	—	949	—	—	—	—	949	—	949
Non-vested shares awarded, net	232	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	68	(5,815)	—	(5,815)	—	(5,815)
Share-based compensation	—	—	2,724	—	—	—	—	2,724	—	2,724
Cash dividends on common stock	—	—	—	(36,192)	—	—	—	(36,192)	—	(36,192)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(661)	(661)
Balance, March 31, 2021	76,244	$5	$1,371,735	$4,083,543	6,686	$(437,230)	$221,409	$5,239,462	$22,882	$5,262,344

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows From Operating Activities:
Net income	$62,452	$144,308
Adjustments to reconcile net income to net cash provided (used in) operating activities:
Provision for credit losses	—	(25,000)
Change in fair value of mortgage servicing rights due to market assumption changes	(49,110)	(33,874)
Change in the fair value of mortgage servicing rights due to principal payments	7,960	11,961
Net unrealized (gains) losses from derivative contracts	(31,298)	92,502
Share-based compensation	2,835	2,724
Depreciation and amortization	26,091	24,918
Net amortization of discounts and premiums	3,216	4,853
Net losses (gains) on financial instruments and other losses (gains), net	706	(10,587)
Net gain on mortgage loans held for sale	(1,056)	(19,045)
Mortgage loans originated for sale	(418,866)	(843,053)
Proceeds from sale of mortgage loans held for sale	446,742	836,209
Capitalized mortgage servicing rights	(5,215)	(9,830)
Change in trading and fair value option securities	4,104,453	(335,624)
Change in receivables	(88,559)	15,650
Change in other assets	(19,589)	(24,991)
Change in other liabilities	(107,508)	(49,998)
Net cash provided by (used in) operating activities	3,933,254	(218,877)
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	26,363	18,624
Proceeds from maturities or redemptions of available for sale securities	723,730	877,257
Purchases of available for sale securities	(1,161,606)	(1,451,909)
Proceeds from sales of available for sale securities	55,185	56,037
Change in amount receivable on unsettled available for sale securities transactions	(99,944)	(26,130)
Loans originated, net of principal collected	(460,128)	498,667
Net payments on derivative asset contracts	34,855	(7,016)
Net change in restricted equity securities	5,724	31,777
Proceeds from disposition of assets	9,708	43,739
Purchases of assets	(37,569)	(63,110)
Net cash provided by (used in) investing activities	(903,682)	(22,064)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	(1,626,196)	1,671,518
Net change in time deposits	(189,912)	37,228
Net change in other borrowed funds	(1,271,195)	(1,078,174)
Net proceeds on derivative liability contracts	(30,779)	8,437
Net change in derivative margin accounts	(1,274,645)	2,995
Change in amount due on unsettled available for sale securities transactions	(17,198)	(101,311)
Issuance of common and treasury stock, net	(4,907)	(4,866)
Repurchase of common stock	(48,074)	(20,071)
Dividends paid	(36,295)	(36,192)
Net cash provided by (used in) financing activities	(4,499,201)	479,564
Net increase (decrease) in cash and cash equivalents	(1,469,629)	238,623
Cash and cash equivalents at beginning of period	2,837,410	1,180,573
Cash and cash equivalents at end of period	$1,367,781	$1,419,196

Supplemental Cash Flow Information:
Cash paid for interest	$13,982	$16,743
Cash paid for taxes	$858	$852
Net loans and bank premises transferred to repossessed real estate and other assets	$64	$147
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	$12,568	$36,496
Conveyance of other real estate owned guaranteed by U.S. government agencies	$1,812	$1,448
Right-of-use assets obtained in exchange for operating lease liabilities	$9,241	$1,191

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

The financial information should be read in conjunction with BOK Financial’s 2021 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2021 have been derived from the audited financial statements included in BOK Financial’s 2021 Form 10-K but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

FASB Accounting Standards Update No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02")

On March 31, 2022, the FASB issued ASU 2022-02 which eliminates the accounting guidance on troubled debt restructurings ("TDRs") for creditors in ASC 310-40, while also no longer requiring an entity to consider renewals, modifications, and extensions that result from reasonably expected TDRs in their calculation of the allowance for credit losses. For receivables for which there has been a modification in their contractual cash flows, ASU 2022-02 requires disclosure, by class of financing receivable, of the types of modifications, the financial effects of those modifications, and the performance of these modified receivables, along with receivables that had a payment default during the current period and had modifications to the contractual cash flows within 12 months prior to the default. Further, ASU 2022-02 requires entities to disclose gross write-offs recorded in the current period by year of origination in the vintage disclosures on a year-to-date basis. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022 and amendments related to TDR recognition and measurement may be applied using either a prospective or modified retrospective transition method, while amendments on TDR and vintage disclosures are to be adopted prospectively. Management is currently evaluating the impact of ASU 2022-02 on the Company's financial statements.

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities are as follows (in thousands):

	March 31, 2022		December 31, 2021
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government securities	$13,513	$(10)	$23,610	$40
Residential agency mortgage-backed securities	4,827,504	(135,438)	9,068,900	(9,338)
Municipal securities	24,539	(478)	25,783	34
Other trading securities	25,540	(148)	18,520	(26)
Total trading securities	$4,891,096	$(136,074)	$9,136,813	$(9,290)
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	March 31, 2022
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
Municipal securities	$177,683	$184,214	$7,155	$(624)
Residential agency mortgage-backed securities	6,486	6,741	283	(28)
Other debt securities	288	280	—	(8)
Total investment securities	184,457	191,235	7,438	(660)
Allowance for credit losses	(633)
Investment securities, net of allowance	$183,824	$191,235	$7,438	$(660)

	December 31, 2021
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
Municipal securities	$203,772	$223,609	$19,851	$(14)
Residential agency mortgage-backed securities	6,939	7,500	561	—
Other debt securities	288	286	—	(2)
Total investment securities	210,999	231,395	20,412	(16)
Allowance for credit losses	(555)
Investment securities, net of allowance	$210,444	$231,395	$20,412	$(16)

The amortized cost and fair values of investment securities at March 31, 2022, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$14,901	$104,681	$52,359	$6,030	$177,971	4.55
Fair value	15,080	110,636	52,834	5,944	184,494
Residential mortgage-backed securities:
Amortized cost					$6,486	2
Fair value					6,741
Total investment securities:
Amortized cost					$184,457
Fair value					191,235
1Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.4 years based upon current prepayment assumptions.

Temporarily Impaired Investment Securities
(in thousands):

	March 31, 2022
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	35	$22,394	$566	$544	$58	$22,938	$624
Residential agency mortgage-backed securities	1	1,534	28	—	—	1,534	28
Other debt securities	2	243	7	24	1	267	8
Total investment securities	38	$24,171	$601	$568	$59	$24,739	$660

	December 31, 2021
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	1	$—	$—	$587	$14	$587	$14
Other debt securities	2	273	2	—	—	273	2
Total investment securities	3	$273	$2	$587	$14	$860	$16

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	March 31, 2022
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,000	$947	$—	$(53)
Municipal securities	562,065	526,322	144	(35,887)
Mortgage-backed securities:
Residential agency	7,913,760	7,612,021	14,727	(316,466)
Residential non-agency	339,904	347,187	13,279	(5,996)
Commercial agency	4,623,902	4,407,585	2,809	(219,126)
Other debt securities	500	472	—	(28)
Total available for sale securities	$13,441,131	$12,894,534	$30,959	$(577,556)

	December 31, 2021
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,001	$1,000	$—	$(1)
Municipal securities	515,551	508,365	1,302	(8,488)
Mortgage-backed securities:
Residential agency	7,908,587	8,006,616	155,477	(57,448)
Residential non-agency	10,625	24,339	13,714	—
Commercial agency	4,628,172	4,617,025	36,868	(48,015)
Other debt securities	500	472	—	(28)
Total available for sale securities	$13,064,436	$13,157,817	$207,361	$(113,980)

The amortized cost and fair values of available for sale securities at March 31, 2022, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$48,510	$1,968,389	$2,683,456	$487,112	$5,187,467	6.59
Fair value	48,612	1,911,239	2,507,611	467,864	4,935,326
Residential mortgage-backed securities:
Amortized cost					$8,253,664	2
Fair value					7,959,208
Total available for sale securities:
Amortized cost					$13,441,131
Fair value					12,894,534
1Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.3 years based upon current prepayment assumptions.

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Proceeds	$55,185	$56,037
Gross realized gains	1,933	473
Gross realized losses	(996)	(6)
Related federal and state income tax expense	219	119

The fair value of debt securities pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was $10.0 billion at March 31, 2022 and $10.2 billion at December 31, 2021. The secured parties do not have the right to sell or repledge these securities.

Temporarily Impaired Available for Sale Securities
(in thousands)

	March 31, 2022
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	1	$947	$53	$—	$—	$947	$53
Municipal securities	202	$400,690	$26,297	$111,502	$9,590	$512,192	$35,887
Mortgage-backed securities:
Residential agency	508	5,127,508	191,126	1,412,323	125,340	6,539,831	316,466
Residential non-agency	15	304,149	5,996	—	—	304,149	5,996
Commercial agency	238	2,988,497	177,409	773,363	41,717	3,761,860	219,126
Other debt securities	1	—	—	472	28	472	28
Total available for sale securities	965	$8,821,791	$400,881	$2,297,660	$176,675	$11,119,451	$577,556

	December 31, 2021
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	1	$1,000	$1	$—	$—	$1,000	$1
Municipal securities	175	$423,575	$7,762	$22,476	$726	$446,051	$8,488
Mortgage-backed securities:
Residential agency	120	2,382,094	37,121	750,044	20,327	3,132,138	57,448
Commercial agency	165	2,104,689	35,488	703,216	12,527	2,807,905	48,015
Other debt securities	1	—	—	472	28	472	28
Total available for sale securities	462	$4,911,358	$80,372	$1,476,208	$33,608	$6,387,566	$113,980

Based on evaluations of impaired securities as of March 31, 2022, the Company does not intend to sell any impaired available for sale debt securities before fair value recovers to the current amortized cost and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

Fair Value Option Securities

Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the Consolidated Balance Sheets. Changes in the fair value are recognized in earnings as they occur. Certain securities are held as an economic hedge of the mortgage servicing rights.

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	March 31, 2022		December 31, 2021
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Residential agency mortgage-backed securities	$185,003	$(4,017)	$43,770	$1,591

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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at March 31, 2022 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,901,463	$69,287	$(6,285)	$63,002	$(24,595)	$38,407
Energy contracts	8,010,126	2,683,519	(541,826)	2,141,693	(12,281)	2,129,412
Agricultural contracts	—	—	—	—	—	—
Foreign exchange contracts	180,648	179,024	—	179,024	(715)	178,309
Equity option contracts	39,984	896	—	896	(300)	596
Total customer risk management programs	11,132,221	2,932,726	(548,111)	2,384,615	(37,891)	2,346,724
Trading	29,002,117	550,075	(218,429)	331,646	(96)	331,550
Internal risk management programs	200,000	1,933	—	1,933	—	1,933
Total derivative contracts	$40,334,338	$3,484,734	$(766,540)	$2,718,194	$(37,987)	$2,680,207

	Liabilities
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,901,463	$69,334	$(6,285)	$63,049	$(61)	$62,988
Energy contracts	8,069,893	2,712,617	(541,826)	2,170,791	(2,159,402)	11,389
Agricultural contracts	—	—	—	—	—	—
Foreign exchange contracts	179,447	177,609	—	177,609	—	177,609
Equity option contracts	39,984	896	—	896	—	896
Total customer risk management programs	11,190,787	2,960,456	(548,111)	2,412,345	(2,159,463)	252,882
Trading	26,298,226	525,699	(218,429)	307,270	(15,474)	291,796
Internal risk management programs	394,216	13,156	—	13,156	—	13,156
Total derivative contracts	$37,883,229	$3,499,311	$(766,540)	$2,732,771	$(2,174,937)	$557,834
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at December 31, 2021 (in thousands):

	Assets
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,614,162	$53,881	$(10,101)	$43,780	$—	$43,780
Energy contracts	6,360,095	1,168,363	(375,624)	792,739	—	792,739
Agricultural contracts	—	—	—	—	—	—
Foreign exchange contracts	216,272	215,148	—	215,148	—	215,148
Equity option contracts	42,136	755	—	755	(242)	513
Total customer risk management programs	9,232,665	1,438,147	(385,725)	1,052,422	(242)	1,052,180
Trading	35,592,751	139,694	(104,326)	35,368	(721)	34,647
Internal risk management programs	869,506	10,687	(217)	10,470	—	10,470
Total derivative contracts	$45,694,922	$1,588,528	$(490,268)	$1,098,260	$(963)	$1,097,297

	Liabilities
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,614,162	$54,062	$(10,101)	$43,961	$(33,870)	$10,091
Energy contracts	6,480,840	1,210,946	(375,624)	835,322	(803,102)	32,220
Agricultural contracts	—	—	—	—	—	—
Foreign exchange contracts	208,381	207,119	—	207,119	(447)	206,672
Equity option contracts	42,136	755	—	755	—	755
Total customer risk management programs	9,345,519	1,472,882	(385,725)	1,087,157	(837,419)	249,738
Trading	41,285,649	152,947	(104,326)	48,621	(24,074)	24,547
Internal risk management programs	298,832	1,557	(217)	1,340	—	1,340
Total derivative contracts	$50,930,000	$1,627,386	$(490,268)	$1,137,118	$(861,493)	$275,625
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended
	March 31, 2022		March 31, 2021
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts	$6,342	$—	$1,388	$—
Energy contracts	4,449	—	1,020	—
Agricultural contracts	—	—	18	—
Foreign exchange contracts	148	—	166	—
Equity option contracts	—	—	—	—
Total customer risk management programs	10,939	—	2,592	—
Trading[1]	31,074	—	(71,259)	—
Internal risk management programs	—	(46,981)	—	(27,650)
Total derivative contracts	$42,013	$(46,981)	$(68,667)	$(27,650)
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

Portfolio segments of the loan portfolio are as follows (in thousands):

	March 31, 2022				December 31, 2021
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$3,343,185	$9,479,667	$60,337	$12,883,189	$3,360,117	$9,072,244	$74,104	$12,506,465
Commercial real estate	924,332	3,160,635	15,989	4,100,956	929,015	2,888,048	14,262	3,831,325
Paycheck protection program	137,365	—	—	137,365	276,341	—	—	276,341
Loans to individuals	2,006,029	1,498,970	47,920	3,552,919	2,037,792	1,508,064	45,693	3,591,549
Total	$6,410,911	$14,139,272	$124,246	$20,674,429	$6,603,265	$13,468,356	$134,059	$20,205,680

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2022, outstanding commitments totaled $12.5 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At March 31, 2022, outstanding standby letters of credit totaled $654 million.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit is summarized as follows (in thousands):

	Three Months Ended
	March 31, 2022
	Commercial	Commercial Real Estate	Paycheck Protection Program	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$162,056	$58,553	$—	$35,812	$256,421
Provision for loan losses	(5,118)	468	—	683	(3,967)
Loans charged off	(6,081)	(191)	—	(1,533)	(7,805)
Recoveries of loans previously charged off	591	144	—	1,089	1,824
Ending Balance	$151,448	$58,974	$—	$36,051	$246,473

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$13,812	$17,442	$—	$1,723	$32,977
Provision for off-balance sheet credit risk	154	3,023	—	91	3,268
Ending Balance	$13,966	$20,465	$—	$1,814	$36,245

	Three Months Ended
	March 31, 2021
	Commercial	Commercial Real Estate	Paycheck Protection Program	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$254,934	$86,558	$—	$47,148	$388,640
Provision for loan losses	(9,893)	(4,579)	—	(7,298)	(21,770)
Loans charged off	(15,345)	(263)	—	(1,297)	(16,905)
Recoveries of loans previously charged off	1,676	30	—	731	2,437
Ending Balance	$231,372	$81,746	$—	$39,284	$352,402

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$14,422	$20,571	$—	$1,928	$36,921
Provision for off-balance sheet credit risk	(1,686)	(2,273)	—	(85)	(4,044)
Ending Balance	$12,736	$18,298	$—	$1,843	$32,877

Changes in our reasonable and supportable forecasts of macroeconomic variables resulted in a $7.3 million negative provision for credit losses related to lending activities during the first quarter of 2022. Continued strength in commodity prices was partially offset by changes in our economic outlook. Changes in the loan portfolio characteristics, including specific impairment and losses, loan balances, risk grading and changes in payment profile resulted in a $6.6 million provision for credit losses related to lending activities.

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each measurement method at March 31, 2022 is as follows (in thousands):

	Collectively Measured for General Allowances		Individually Measured for Specific Allowances		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$12,822,852	$149,095	$60,337	$2,353	$12,883,189	$151,448
Commercial real estate	4,084,967	58,039	15,989	935	4,100,956	58,974
Paycheck protection program	137,365	—	—	—	137,365	—
Loans to individuals	3,504,999	36,051	47,920	—	3,552,919	36,051
Total	$20,550,183	$243,185	$124,246	$3,288	$20,674,429	$246,473

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each measurement method at December 31, 2021 is as follows (in thousands):

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

The following table summarizes the Company’s loan portfolio at March 31, 2022 by the risk grade categories and vintage (in thousands):

	Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Energy
Pass	$102,694	$156,167	$48,775	$15,678	$11,925	$8,450	$2,753,419	$—	$3,097,108
Special Mention	—	551	642	—	—	—	1,090	—	2,283
Accruing Substandard	—	—	—	1,139	693	705	60,863	9,900	73,300
Nonaccrual	—	—	19,404	—	—	602	4,970	—	24,976
Total energy	102,694	156,718	68,821	16,817	12,618	9,757	2,820,342	9,900	3,197,667
Healthcare
Pass	140,071	574,892	549,379	514,779	483,909	933,344	168,255	24	3,364,653
Special Mention	—	6,787	—	15,417	—	5,712	5	—	27,921
Accruing Substandard	—	—	—	26,973	—	7,109	—	—	34,082
Nonaccrual	—	—	—	—	6,542	8,534	—	—	15,076
Total healthcare	140,071	581,679	549,379	557,169	490,451	954,699	168,260	24	3,441,732
Services
Pass	54,992	634,506	361,724	266,054	246,336	933,399	779,824	567	3,277,402
Special Mention	—	415	6,326	1,989	1,006	95	22,419	182	32,432
Accruing Substandard	—	10	499	4,002	10,579	2,990	7,046	—	25,126
Nonaccrual	—	—	—	—	—	16,145	390	—	16,535
Total services	54,992	634,931	368,549	272,045	257,921	952,629	809,679	749	3,351,495
General business
Pass	209,407	547,777	220,861	250,546	167,570	356,548	1,102,054	1,981	2,856,744
Special Mention	—	—	137	—	1,374	2,975	8,100	—	12,586
Accruing Substandard	—	215	957	1,139	5,673	9,231	2,000	—	19,215
Nonaccrual	—	—	1,111	799	1,004	24	800	12	3,750
Total general business	209,407	547,992	223,066	252,484	175,621	368,778	1,112,954	1,993	2,892,295
Total commercial	507,164	1,921,320	1,209,815	1,098,515	936,611	2,285,863	4,911,235	12,666	12,883,189

Commercial real estate:
Pass	279,254	921,473	695,399	826,150	398,633	820,481	107,780	25	4,049,195
Special Mention	—	—	—	—	—	18,942	—	—	18,942
Accruing Substandard	—	—	—	—	13,501	3,329	—	—	16,830
Nonaccrual	—	—	—	7,908	—	8,081	—	—	15,989
Total commercial real estate	279,254	921,473	695,399	834,058	412,134	850,833	107,780	25	4,100,956

	Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Paycheck protection program:
Pass	—	113,697	23,668	—	—	—	—	—	137,365
Total paycheck protection program	—	113,697	23,668	—	—	—	—	—	137,365
Loans to individuals:
Residential mortgage
Pass	77,813	393,077	427,965	70,900	48,809	330,626	320,350	21,887	1,691,427
Special Mention	—	35	—	17	145	284	552	210	1,243
Accruing Substandard	—	—	—	—	—	53	26	—	79
Nonaccrual	35	1,517	2,571	356	2,057	21,653	1,903	665	30,757
Total residential mortgage	77,848	394,629	430,536	71,273	51,011	352,616	322,831	22,762	1,723,506
Residential mortgage guaranteed by U.S. government agencies
Pass	—	1,080	11,379	15,778	23,480	253,872	—	—	305,589
Nonaccrual	—	—	—	2,081	1,746	13,165	—	—	16,992
Total residential mortgage guaranteed by U.S. government agencies	—	1,080	11,379	17,859	25,226	267,037	—	—	322,581
Personal:
Pass	40,789	219,748	171,964	174,523	70,349	214,736	613,114	598	1,505,821
Special Mention	—	49	23	—	15	42	15	—	144
Accruing Substandard	—	524	—	165	—	—	7	—	696
Nonaccrual	—	14	19	10	22	42	64	—	171
Total personal	40,789	220,335	172,006	174,698	70,386	214,820	613,200	598	1,506,832
Total loans to individuals	118,637	616,044	613,921	263,830	146,623	834,473	936,031	23,360	3,552,919
Total loans	$905,055	$3,572,534	$2,542,803	$2,196,403	$1,495,368	$3,971,169	$5,955,046	$36,051	$20,674,429

The following table summarizes the Company’s loan portfolio at December 31, 2021 by the risk grade categories and vintage (in thousands):

	Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Energy
Pass	$252,133	$29,556	$15,914	$13,548	$4,741	$6,765	$2,540,525	$—	$2,863,182
Special Mention	558	771	—	—	—	—	750	—	2,079
Accruing Substandard	10,650	22,611	1,185	814	—	716	74,556	—	110,532
Nonaccrual	—	20,487	—	—	—	714	9,890	—	31,091
Total energy	263,341	73,425	17,099	14,362	4,741	8,195	2,625,721	—	3,006,884
Healthcare
Pass	563,800	589,193	516,558	498,998	319,096	688,136	160,154	26	3,335,961
Special Mention	6,835	—	15,583	—	11,135	—	5	—	33,558
Accruing Substandard	—	—	27,135	543	—	1,981	—	—	29,659
Nonaccrual	—	—	—	6,542	—	8,711	509	—	15,762
Total healthcare	570,635	589,193	559,276	506,083	330,231	698,828	160,668	26	3,414,940
Services
Pass	696,149	405,057	289,375	275,010	225,404	795,029	607,958	375	3,294,357
Special Mention	434	405	1,830	1,047	3,290	47	17,210	192	24,455
Accruing Substandard	43	530	4,166	10,714	1,785	2,366	11,607	—	31,211
Nonaccrual	—	—	—	230	13,918	2,519	503	—	17,170
Total services	696,626	405,992	295,371	287,001	244,397	799,961	637,278	567	3,367,193
General business
Pass	584,438	211,892	264,462	177,384	168,977	215,014	1,047,420	2,284	2,671,871
Special Mention	218	223	60	1,435	3,842	—	5,875	—	11,653
Accruing Substandard	265	1,066	1,634	7,697	8,336	3,024	1,821	—	23,843
Nonaccrual	—	2,444	4,562	1,046	762	518	730	19	10,081
Total general business	584,921	215,625	270,718	187,562	181,917	218,556	1,055,846	2,303	2,717,448
Total commercial	2,115,523	1,284,235	1,142,464	995,008	761,286	1,725,540	4,479,513	2,896	12,506,465

Commercial real estate:
Pass	717,400	711,231	871,283	403,115	279,058	664,684	117,847	31	3,764,649
Special Mention	—	—	—	6,660	10,898	9,244	—	—	26,802
Accruing Substandard	—	—	—	13,352	4,480	7,780	—	—	25,612
Nonaccrual	—	—	8,076	—	—	6,186	—	—	14,262
Total commercial real estate	717,400	711,231	879,359	423,127	294,436	687,894	117,847	31	3,831,325

	Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Paycheck protection program:
Pass	237,357	38,984	—	—	—	—	—	—	276,341
Total paycheck protection program	237,357	38,984	—	—	—	—	—	—	276,341
Loans to individuals:
Residential mortgage
Pass	386,092	452,537	84,001	60,390	68,150	295,632	320,638	21,463	1,688,903
Special Mention	—	—	156	—	19	411	282	159	1,027
Accruing Substandard	98	—	—	—	127	41	400	—	666
Nonaccrual	1,516	1,809	383	1,968	629	22,289	2,177	803	31,574
Total residential mortgage	387,706	454,346	84,540	62,358	68,925	318,373	323,497	22,425	1,722,170
Residential mortgage guaranteed by U.S. government agencies
Pass	699	11,380	20,650	27,970	32,742	246,871	—	—	340,312
Nonaccrual	—	—	1,259	821	635	11,146	—	—	13,861
Total residential mortgage guaranteed by U.S. government agencies	699	11,380	21,909	28,791	33,377	258,017	—	—	354,173
Personal:
Pass	218,960	180,577	177,389	70,249	92,592	135,041	638,713	728	1,514,249
Special Mention	—	9	34	3	—	47	—	—	93
Accruing Substandard	435	5	165	—	—	1	—	—	606
Nonaccrual	110	14	10	24	35	40	25	—	258
Total personal	219,505	180,605	177,598	70,276	92,627	135,129	638,738	728	1,515,206
Total loans to individuals	607,910	646,331	284,047	161,425	194,929	711,519	962,235	23,153	3,591,549
Total loans	$3,678,190	$2,680,781	$2,305,870	$1,579,560	$1,250,651	$3,124,953	$5,559,595	$26,080	$20,205,680

Nonaccruing Loans

A summary of nonaccruing loans at March 31, 2022 follows (in thousands):

	As of March 31, 2022
	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Energy	$24,976	$24,976	$—	$—
Healthcare	15,076	8,534	6,542	946
Services	16,535	13,290	3,245	1,407
General business	3,750	3,750	—	—
Total commercial	60,337	50,550	9,787	2,353

Commercial real estate	15,989	8,081	7,908	935

Loans to individuals:
Residential mortgage	30,757	30,757	—	—
Residential mortgage guaranteed by U.S. government agencies	16,992	16,992	—	—
Personal	171	171	—	—
Total loans to individuals	47,920	47,920	—	—

Total	$124,246	$106,551	$17,695	$3,288

A summary of nonaccruing loans at December 31, 2021 follows (in thousands):

	As of December 31, 2021
	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Energy	$31,091	$31,091	$—	$—
Healthcare	15,762	9,679	6,083	53
Services	17,170	13,686	3,484	2,584
General business	10,081	7,690	2,391	1,357
Total commercial	74,104	62,146	11,958	3,994

Commercial real estate	14,262	6,186	8,076	2,349

Loans to individuals:
Residential mortgage	31,574	31,574	—	—
Residential mortgage guaranteed by U.S. government agencies	13,861	13,861	—	—
Personal	258	258	—	—
Total loans to individuals	45,693	45,693	—	—

Total	$134,059	$114,025	$20,034	$6,343

Troubled Debt Restructurings

At March 31, 2022 the Company had $260 million in troubled debt restructurings ("TDRs"), of which $204 million were accruing residential mortgage loans guaranteed by U.S. government agencies, $20 million were nonaccruing residential mortgage loans with no specific allowance necessary and $12 million were commercial real estate loans with a related specific allowance of $935 thousand. Of the approximately $124 million of TDRs that are performing in accordance with the modified terms, $92 million are government guaranteed loans.

At December 31, 2021, the Company had $273 million in TDRs, of which $211 million were accruing residential mortgage loans guaranteed by U.S. government agencies. Of the approximately $141 million of TDRs that were performing in accordance with the modified terms, $97 million are government guaranteed loans.

TDRs generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. During the three months ended March 31, 2022, $18 million of loans were restructured and $3 thousand of loans designated as TDRs were charged off. During the three months ended March 31, 2021, $13 million of loans were restructured and $306 thousand of loans designated as TDRs were charged off.

Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans, as modified for short-term payment deferral forbearance.

A summary of loans currently performing and past due as of March 31, 2022 is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Energy	$3,197,667	$—	$—	$—	$3,197,667	$—
Healthcare	3,433,749	1,300	141	6,542	3,441,732	—
Services	3,340,989	743	1,377	8,386	3,351,495	—
General business	2,891,472	691	—	132	2,892,295	—
Total commercial	12,863,877	2,734	1,518	15,060	12,883,189	—

Commercial real estate	4,089,135	4,473	4,270	3,078	4,100,956	—

Paycheck protection program	137,052	—	6	307	137,365	307

Loans to individuals:
Residential mortgage	1,707,772	9,334	364	6,036	1,723,506	—
Residential mortgage guaranteed by U.S. government agencies	147,883	51,165	—	123,533	322,581	109,283
Personal	1,506,538	114	107	73	1,506,832	—
Total loans to individuals	3,362,193	60,613	471	129,642	3,552,919	109,283

Total	$20,452,257	$67,820	$6,265	$148,087	$20,674,429	$109,590

A summary of loans currently performing and past due as of December 31, 2021 is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Energy	$3,002,623	$545	$3,716	$—	$3,006,884	$—
Healthcare	3,412,072	2,359	—	509	3,414,940	—
Services	3,352,639	920	4,620	9,014	3,367,193	—
General business	2,705,596	6,080	997	4,775	2,717,448	199
Total commercial	12,472,930	9,904	9,333	14,298	12,506,465	199

Commercial real estate	3,827,962	—	206	3,157	3,831,325	—

Paycheck protection program	276,341	—	—	—	276,341	74

Loans to individuals:
Residential mortgage	1,707,654	6,263	1,556	6,697	1,722,170	—
Residential mortgage guaranteed by U.S. government agencies	181,022	26,869	16,751	129,531	354,173	118,819
Personal	1,514,938	66	24	178	1,515,206	40
Total loans to individuals	3,403,614	33,198	18,331	136,406	3,591,549	118,859

Total	$19,980,847	$43,102	$27,870	$153,861	$20,205,680	$119,132

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	March 31, 2022		December 31, 2021
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$161,717	$159,355	$182,710	$186,175
Residential mortgage loan commitments	160,260	2,869	171,412	6,167
Forward sales contracts	310,237	7,250	328,433	(47)
		$169,474		$192,295

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of March 31, 2022 or December 31, 2021. No credit losses were recognized on residential mortgage loans held for sale for the three month period ended March 31, 2022 and 2021.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Production revenue:
Net realized gains on sale of mortgage loans	$6,883	$26,000
Net change in unrealized gain (loss) on mortgage loans held for sale	(5,827)	(6,955)
Net change in the fair value of mortgage loan commitments	(3,298)	(8,980)
Net change in the fair value of forward sales contracts	7,297	15,222
Total production revenue	5,055	25,287
Servicing revenue	11,595	11,826
Total mortgage banking revenue	$16,650	$37,113

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

The following represents a summary of mortgage servicing rights (dollars in thousands):

	March 31, 2022	December 31, 2021
Number of residential mortgage loans serviced for others	99,409	102,008
Outstanding principal balance of residential mortgage loans serviced for others	$16,024,663	$16,442,446
Weighted average interest rate	3.57%	3.58%
Remaining term (in months)	281	281
The following represents activity in capitalized mortgage servicing rights (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning Balance	$163,198	$101,172
Additions	5,215	9,830
Change in fair value due to principal payments	(7,960)	(11,961)
Change in fair value due to market assumption changes	49,110	33,874
Ending Balance	$209,563	$132,915

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

Mortgage servicing rights are not traded in active markets. Fair value is determined by discounting the projected net cash flows. Significant market assumptions used to determine fair value based on significant unobservable inputs were as follows:

	March 31, 2022	December 31, 2021
Discount rate – risk-free rate plus a market premium	8.53%	8.39%
Prepayment rate - based upon loan interest rate, original term and loan type	8.48%	12.11%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$69 - $94	$69 - $94
Delinquent loans	$150 - $500	$150 - $500
Loans in foreclosure	$1,000 - $4,000	$1,000 - $4,000
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	2.47%	1.32%
Primary/secondary mortgage rate spread	105 bps	105 bps
Delinquency rate	2.28%	2.05%

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
The United States Courts of Appeals for the Fifth and the Tenth Circuits have each affirmed dismissals of putative class actions in which the plaintiffs alleged that an extended overdraft fee charged by BOKF, NA was impermissible interest. Before the Tenth Circuit affirmed the dismissal of the second putative class action, the plaintiff in the Fifth Circuit case filed an application in the Supreme Court of the United States for an extension of time to file a petition for certiorari, citing the possibility of a split in the Circuit Courts due to the pendency of the Tenth Circuit Appeal. The Supreme Court granted the extension, as it routinely does, and the extension will expire June 12, 2022. Management has been advised by its counsel that, if a petition is filed, the grant of certiorari by the Supreme Court is unlikely.

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

In 2019, a limited liability partnership sued BOKF, NA in Colorado District Court alleging that the Bank breached various fiduciary duties as trustee of a trust that was a co-general partner of the partnership and claiming in excess of $60 million in damages. From 2000 to 2009, BOKF was serving as personal representative of the estate of the creator of the trust. In 2009, BOKF moved to close the probate of the estate in the Colorado Probate Court. The members of the partnership who now sue BOKF objected to the closing of the estate and made the same allegations in the 2009 probate hearing as they now make in the 2019 Colorado District Court action. In 2009, the Colorado Probate Court entered summary judgment against the beneficiaries and the estate was closed. The 2019 action is pending on BOKF’s renewed motions for summary judgment. Management is advised by counsel that a loss is not probable and that the loss, if any, cannot be reasonably estimated.

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

At March 31, 2022, the Company has $360 million in interests in various alternative investments generally consisting of unconsolidated limited partnership interests in entities for which investment return is in the form of low income housing tax credits or other investments in merchant banking activities. This investment balance also includes $101 million of unfunded commitments included in Other liabilities on the Consolidated Balance Sheets.
(7) Shareholders' Equity

On May 3, 2022, the Company declared a quarterly cash dividend of $0.53 per common share payable on or about May 25, 2022 to shareholders of record as of May 10, 2022.

Dividends declared were $0.53 per share during the three months ended March 31, 2022 and $0.52 per share during the three months ended March 31, 2021.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Employee Benefit Plans	Total
Balance, Dec. 31, 2020	$335,032	$836	$335,868
Net change in unrealized gain (loss)	(150,131)	—	(150,131)
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(467)	—	(467)
Other comprehensive income, before income taxes	(150,598)	—	(150,598)
Federal and state income taxes	(36,139)	—	(36,139)
Other comprehensive income, net of income taxes	(114,459)	—	(114,459)
Balance, March 31, 2021	$220,573	$836	$221,409

Balance, Dec. 31, 2021	$69,775	$2,596	$72,371
Net change in unrealized gain (loss)	(639,041)	—	(639,041)
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(937)	—	(937)
Other comprehensive income, before income taxes	(639,978)	—	(639,978)
Federal and state income taxes	(149,781)	—	(149,781)
Other comprehensive income (loss), net of income taxes	(490,197)	—	(490,197)
Balance, March 31, 2022	$(420,422)	$2,596	$(417,826)

(8) Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended March 31,
	2022	2021
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$62,488	$146,060
Less: Earnings allocated to participating securities	451	937
Numerator for basic earnings per share – income available to common shareholders	62,037	145,123
Effect of reallocating undistributed earnings of participating securities	—	—
Numerator for diluted earnings per share – income available to common shareholders	$62,037	$145,123

Denominator:
Weighted average shares outstanding	68,306,107	69,583,788
Less: Participating securities included in weighted average shares outstanding	493,707	446,413
Denominator for basic earnings per common share	67,812,400	69,137,375
Dilutive effect of employee stock compensation plans	1,451	4,335
Denominator for diluted earnings per common share	67,813,851	69,141,710

Basic earnings per share	$0.91	$2.10
Diluted earnings per share	$0.91	$2.10

(9) Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2022 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$147,590	$16,915	$56,231	$47,675	$268,411
Net interest revenue (expense) from internal sources	(10,579)	10,292	(465)	752	—
Net interest revenue	137,011	27,207	55,766	48,427	268,411
Net loans charged off and provision for credit losses	5,343	1,112	(71)	(6,384)	—
Net interest revenue after provision for credit losses	131,668	26,095	55,837	54,811	268,411
Other operating revenue	57,427	33,961	25,018	(28,550)	87,856
Other operating expense	65,114	48,789	74,495	89,220	277,618
Net direct contribution	123,981	11,267	6,360	(62,959)	78,649
Gain (loss) on financial instruments, net	(204)	(57,895)	—	58,099	—
Change in fair value of mortgage servicing rights	—	49,110	—	(49,110)	—
Gain (loss) on repossessed assets, net	1,793	45	—	(1,838)	—
Corporate expense allocations	16,246	12,080	12,062	(40,388)	—
Net income before taxes	109,324	(9,553)	(5,702)	(15,420)	78,649
Federal and state income taxes	26,980	(2,236)	(1,283)	(7,264)	16,197
Net income (loss)	82,344	(7,317)	(4,419)	(8,156)	62,452
Net income (loss) attributable to non-controlling interests	—	—	—	(36)	(36)
Net income (loss) attributable to BOK Financial Corp. shareholders	$82,344	$(7,317)	$(4,419)	$(8,120)	$62,488

Average assets	$29,823,905	$10,273,890	$21,323,795	$(10,860,516)	$50,561,074

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2021 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$155,799	$16,686	$48,554	$59,381	$280,420
Net interest revenue (expense) from internal sources	(25,794)	4,288	(200)	21,706	—
Net interest revenue	130,005	20,974	48,354	81,087	280,420
Net loans charged off and provision for credit losses	13,985	1,136	(29)	(40,092)	(25,000)
Net interest revenue after provision for credit losses	116,020	19,838	48,383	121,179	305,420
Other operating revenue	46,579	52,282	66,123	12,070	177,054
Other operating expense	66,979	55,622	78,565	94,618	295,784
Net direct contribution	95,620	16,498	35,941	38,631	186,690
Gain (loss) on financial instruments, net	33	(29,616)	—	29,583	—
Change in fair value of mortgage servicing rights	—	33,874	—	(33,874)	—
Gain (loss) on repossessed assets, net	12,737	41	—	(12,778)	—
Corporate expense allocations	12,734	11,475	9,887	(34,096)	—
Net income before taxes	95,656	9,322	26,054	55,658	186,690
Federal and state income taxes	25,983	2,374	6,672	7,353	42,382
Net income	69,673	6,948	19,382	48,305	144,308
Net income (loss) attributable to non-controlling interests	—	—	—	(1,752)	(1,752)
Net income attributable to BOK Financial Corp. shareholders	$69,673	$6,948	$19,382	$50,057	$146,060

Average assets	$28,047,052	$9,755,539	$18,645,865	$(6,137,823)	$50,310,633

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

Fees and commissions revenue by reportable segment and primary service line is as follows for the three months ended March 31, 2022.

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$(54,048)	$—	$(54,048)	$(54,048)	$—
Customer hedging revenue	12,979	—	817	(2,858)	10,938	10,938	—
Retail brokerage revenue	—	—	4,610	—	4,610	—	4,610
Insurance brokerage revenue	—	—	3,738	—	3,738	—	3,738
Investment banking revenue	3,358	—	4,325	—	7,683	3,099	4,584
Brokerage and trading revenue	16,337	—	(40,558)	(2,858)	(27,079)	(40,011)	12,932
TransFund EFT network revenue	18,153	886	(17)	1	19,023	—	19,023
Merchant services revenue	3,641	10	—	—	3,651	—	3,651
Corporate card revenue	1,376	—	76	90	1,542	—	1,542
Transaction card revenue	23,170	896	59	91	24,216	—	24,216
Personal trust revenue	—	—	24,797	—	24,797	—	24,797
Corporate trust revenue	—	—	3,958	—	3,958	—	3,958
Institutional trust & retirement plan services revenue	—	—	12,567	—	12,567	—	12,567
Investment management services and other revenue	—	—	5,121	(44)	5,077	—	5,077
Fiduciary and asset management revenue	—	—	46,443	(44)	46,399	—	46,399
Commercial account service charge revenue	13,131	450	513	—	14,094	—	14,094
Overdraft fee revenue	31	6,193	23	—	6,247	—	6,247
Check card revenue	—	5,545	—	—	5,545	—	5,545
Automated service charge and other deposit fee revenue	23	1,107	(14)	2	1,118	—	1,118
Deposit service charges and fees	13,185	13,295	522	2	27,004	—	27,004
Mortgage production revenue	—	5,055	—	—	5,055	5,055	—
Mortgage servicing revenue	—	12,076	—	(481)	11,595	11,595	—
Mortgage banking revenue	—	17,131	—	(481)	16,650	16,650	—
Other revenue	4,272	2,655	18,557	(15,039)	10,445	7,275	3,170
Total fees and commissions revenue	$56,964	$33,977	$25,023	$(18,329)	$97,635	$(16,086)	$113,721
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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the three months ended March 31, 2022 and 2021, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the three months ended March 31, 2022 and 2021 are included in the summary of changes in recurring fair values measured using unobservable inputs.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at March 31, 2022 or December 31, 2021.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of March 31, 2022 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government securities	$13,513	$4,978	$8,535	$—
Residential agency mortgage-backed securities	4,827,504	—	4,827,504	—
Municipal securities	24,539	—	24,539	—
Other trading securities	25,540	—	25,540	—
Total trading securities	4,891,096	4,978	4,886,118	—
Available for sale securities:
U.S. Treasury	947	947	—	—
Municipal securities	526,322	—	526,322	—
Residential agency mortgage-backed securities	7,612,021	—	7,612,021	—
Residential non-agency mortgage-backed securities	347,187	—	347,187	—
Commercial agency mortgage-backed securities	4,407,585	—	4,407,585	—
Other debt securities	472	—	—	472
Total available for sale securities	12,894,534	947	12,893,115	472
Fair value option securities – Residential agency mortgage-backed securities	185,003	—	185,003	—
Residential mortgage loans held for sale[1]	169,474	—	160,507	8,967
Mortgage servicing rights[2]	209,563	—	—	209,563
Derivative contracts, net of cash collateral	2,680,207	—	2,680,207	—
Liabilities:
Derivative contracts, net of cash collateral	557,834	—	557,834	—
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

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of December 31, 2021 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government securities	$23,610	$4,999	$18,611	$—
Residential agency mortgage-backed securities	9,068,900	—	9,068,900	—
Municipal securities	25,783	—	25,783	—
Other trading securities	18,520	—	18,520	—
Total trading securities	9,136,813	4,999	9,131,814	—
Available for sale securities:
U.S. Treasury	1,000	1,000	—	—
Municipal securities	508,365	—	508,365	—
Residential agency mortgage-backed securities	8,006,616	—	8,006,616	—
Residential non-agency mortgage-backed securities	24,339	—	24,339	—
Commercial agency mortgage-backed securities	4,617,025	—	4,617,025	—
Other debt securities	472	—	—	472
Total available for sale securities	13,157,817	1,000	13,156,345	472
Fair value option securities — Residential agency mortgage-backed securities	43,770	—	43,770	—
Residential mortgage loans held for sale[1]	192,295	—	185,969	6,326
Mortgage servicing rights[2]	163,198	—	—	163,198
Derivative contracts, net of cash collateral	1,097,297	8,331	1,088,966	—
Liabilities:
Derivative contracts, net of cash collateral	275,625	—	275,625	—
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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at March 31, 2022 for which the fair value was adjusted during the three months ended March 31, 2022:

				Fair Value Adjustments for the
	Carrying Value at March 31, 2022			Three Months Ended Mar. 31, 2022 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Nonaccruing loans	$—	$4,168	$244	$818	$—
Real estate and other repossessed assets	—	1,412	400	—	106

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at March 31, 2021 for which the fair value was adjusted during the three months ended March 31, 2021:

				Fair Value Adjustments for the
	Carrying Value at March 31, 2021			Three Months Ended Mar. 31, 2021 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Nonaccruing loans	$—	$259	$34,046	$15,049	$—
Real estate and other repossessed assets	—	1,706	300	—	(2,200)

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of March 31, 2022 follows (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$244	Discounted cash flows	Management knowledge of industry and non-real estate collateral including but not limited to recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	3% - 25% (5%)[1]
Real estate and other repossessed assets	400	Discounted cash flows	Marketability adjustments off appraised value.[2]	75% - 75% (75%)
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

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of March 31, 2022 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$767,805	$767,805	$767,805	$—	$—
Interest-bearing cash and cash equivalents	599,976	599,976	599,976	—	—
Trading securities:
U.S. government securities	13,513	13,513	4,978	8,535	—
Residential agency mortgage-backed securities	4,827,504	4,827,504	—	4,827,504	—
Municipal securities	24,539	24,539	—	24,539	—
Other trading securities	25,540	25,540	—	25,540	—
Total trading securities	4,891,096	4,891,096	4,978	4,886,118	—
Investment securities:
Municipal securities	177,683	184,214	—	41,920	142,294
Residential agency mortgage-backed securities	6,486	6,741	—	6,741	—
Other debt securities	288	280	—	280	—
Total investment securities	184,457	191,235	—	48,941	142,294
Allowance for credit losses	(633)	—	—	—	—
Investment securities, net of allowance	183,824	191,235	—	48,941	142,294
Available for sale securities:
U.S. Treasury	947	947	947	—	—
Municipal securities	526,322	526,322	—	526,322	—
Residential agency mortgage-backed securities	7,612,021	7,612,021	—	7,612,021	—
Residential non-agency mortgage-backed securities	347,187	347,187	—	347,187	—
Commercial agency mortgage-backed securities	4,407,585	4,407,585	—	4,407,585	—
Other debt securities	472	472	—	—	472
Total available for sale securities	12,894,534	12,894,534	947	12,893,115	472
Fair value option securities – Residential agency mortgage-backed securities	185,003	185,003	—	185,003	—
Residential mortgage loans held for sale	169,474	169,474	—	160,507	8,967
Loans:
Commercial	12,883,189	12,639,182	—	—	12,639,182
Commercial real estate	4,100,956	3,985,876	—	—	3,985,876
Paycheck protection program	137,365	134,313	—	—	134,313
Loans to individuals	3,552,919	3,470,751	—	—	3,470,751
Total loans	20,674,429	20,230,122	—	—	20,230,122
Allowance for loan losses	(246,473)	—	—	—	—
Loans, net of allowance	20,427,956	20,230,122	—	—	20,230,122
Mortgage servicing rights	209,563	209,563	—	—	209,563
Derivative instruments with positive fair value, net of cash collateral	2,680,207	2,680,207	—	2,680,207	—
Deposits with no stated maturity	37,911,535	37,911,535	—	—	37,911,535
Time deposits	1,514,416	1,498,269	—	—	1,498,269
Other borrowed funds	1,104,575	1,102,079	—	—	1,102,079
Subordinated debentures	131,209	138,623	—	138,623	—
Derivative instruments with negative fair value, net of cash collateral	557,834	557,834	—	557,834	—

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of December 31, 2021 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$712,067	$712,067	$712,067	$—	$—
Interest-bearing cash and cash equivalents	2,125,343	2,125,343	2,125,343	—	—
Trading securities:
U.S. government securities	23,610	23,610	4,999	18,611	—
Residential agency mortgage-backed securities	9,068,900	9,068,900	—	9,068,900	—
Municipal securities	25,783	25,783	—	25,783	—
Other trading securities	18,520	18,520	—	18,520	—
Total trading securities	9,136,813	9,136,813	4,999	9,131,814	—
Investment securities:
Municipal securities	203,772	223,609	—	57,698	165,911
Residential agency mortgage-backed securities	6,939	7,500	—	7,500	—
Other debt securities	288	286	—	286	—
Total investment securities	210,999	231,395	—	65,484	165,911
Allowance for credit losses	(555)	—	—	—	—
Investment securities, net of allowance	210,444	231,395	—	65,484	165,911
Available for sale securities:
U.S. Treasury	1,000	1,000	1,000	—	—
Municipal securities	508,365	508,365	—	508,365	—
Residential agency mortgage-backed securities	8,006,616	8,006,616	—	8,006,616	—
Residential non-agency mortgage-backed securities	24,339	24,339	—	24,339	—
Commercial agency mortgage-backed securities	4,617,025	4,617,025	—	4,617,025	—
Other debt securities	472	472	—	—	472
Total available for sale securities	13,157,817	13,157,817	1,000	13,156,345	472
Fair value option securities — Residential agency mortgage-backed securities	43,770	43,770	—	43,770	—
Residential mortgage loans held for sale	192,295	192,295	—	185,969	6,326
Loans:
Commercial	12,506,465	12,395,664	—	—	12,395,664
Commercial real estate	3,831,325	3,786,767	—	—	3,786,767
Paycheck protection program	276,341	269,912	—	—	269,912
Loans to individuals	3,591,549	3,586,878	—	—	3,586,878
Total loans	20,205,680	20,039,221	—	—	20,039,221
Allowance for loan losses	(256,421)	—	—	—	—
Loans, net of allowance	19,949,259	20,039,221	—	—	20,039,221
Mortgage servicing rights	163,198	163,198	—	—	163,198
Derivative instruments with positive fair value, net of cash collateral	1,097,297	1,097,297	8,331	1,088,966	—
Deposits with no stated maturity	39,537,731	39,537,731	—	—	39,537,731
Time deposits	1,704,328	1,703,886	—	—	1,703,886
Other borrowed funds	2,363,202	2,360,746	—	—	2,360,746
Subordinated debentures	131,226	141,761	—	141,761	—
Derivative instruments with negative fair value, net of cash collateral	275,625	275,625	—	275,625	—

Because no market exists for certain of these financial instruments and management does not intend to sell these financial instruments, the fair values shown in the tables above may not represent values at which the respective financial instruments could be sold individually or in the aggregate at the given reporting date.

(12) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on March 31, 2022 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Quarterly Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Three Months Ended
	March 31, 2022			December 31, 2021
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$1,050,409	$473	0.18%	$1,208,552	$483	0.16%
Trading securities	8,537,390	41,041	1.71%	9,260,778	44,537	1.89%
Investment securities, net of allowance	195,198	2,475	5.07%	213,188	2,661	4.99%
Available for sale securities	13,092,422	58,018	1.77%	13,247,607	55,638	1.72%
Fair value option securities	75,539	491	2.81%	46,458	302	2.71%
Restricted equity securities	164,484	1,107	2.69%	137,874	1,028	2.98%
Residential mortgage loans held for sale	179,697	1,394	3.11%	163,433	1,242	3.06%
Loans	20,463,662	180,073	3.57%	20,242,653	188,547	3.70%
Allowance for loan losses	(254,191)			(271,794)
Loans, net of allowance	20,209,471	180,073	3.61%	19,970,859	188,547	3.75%
Total earning assets	43,504,610	285,072	2.58%	44,248,749	294,438	2.66%
Receivable on unsettled securities sales	375,616			585,901
Cash and other assets	6,680,848			5,769,406
Total assets	$50,561,074			$50,604,056
Liabilities and equity
Interest-bearing deposits:
Transaction	$22,763,479	$5,343	0.10%	$22,326,401	$5,097	0.09%
Savings	947,407	73	0.03%	909,131	96	0.04%
Time	1,589,039	2,182	0.56%	1,747,715	2,351	0.53%
Total interest-bearing deposits	25,299,925	7,598	0.12%	24,983,247	7,544	0.12%
Funds purchased and repurchase agreements	2,004,466	4,698	0.95%	2,893,128	5,292	0.73%
Other borrowings	1,148,440	1,090	0.38%	880,837	1,091	0.49%
Subordinated debentures	131,228	1,302	4.02%	131,224	1,330	4.02%
Total interest-bearing liabilities	28,584,059	14,688	0.21%	28,888,436	15,257	0.21%
Non-interest bearing demand deposits	15,062,282			14,818,841
Due on unsettled securities purchases	519,097			629,642
Other liabilities	1,247,785			898,848
Total equity	5,147,851			5,368,289
Total liabilities and equity	$50,561,074			$50,604,056
Tax-equivalent Net Interest Revenue		$270,384	2.37%		$279,181	2.45%
Tax-equivalent Net Interest Revenue to Earning Assets			2.44%			2.52%
Less tax-equivalent adjustment		1,973			2,104
Net Interest Revenue		268,411			277,077
Provision for credit losses		—			(17,000)
Other operating revenue		87,856			157,443
Other operating expense		277,618			299,495
Income before taxes		78,649			152,025
Federal and state income taxes		16,197			34,836
Net income		62,452			117,189
Net income (loss) attributable to non-controlling interests		(36)			(129)
Net income attributable to BOK Financial Corp. shareholders		$62,488			$117,318
Earnings Per Average Common Share Equivalent:
Basic		$0.91			$1.71
Diluted		$0.91			$1.71
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

Three Months Ended
September 30, 2021			June 30, 2021			March 31, 2021
Average Balance	Revenue /Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate

$682,788	$245	0.14%	$659,312	$158	0.10%	$711,047	$174	0.10%
7,617,236	39,006	2.04%	7,430,217	36,702	1.95%	6,963,617	35,969	2.06%
218,117	2,740	5.02%	221,401	2,771	5.01%	237,313	2,893	4.88%
13,446,095	57,391	1.80%	13,243,542	58,989	1.85%	13,433,767	58,680	1.84%
56,307	342	2.62%	64,864	402	2.60%	104,662	496	1.95%
245,485	1,565	2.55%	208,692	1,751	3.36%	189,921	1,359	2.86%
167,620	1,274	3.06%	218,200	1,569	2.91%	207,013	1,380	2.71%
20,848,608	193,117	3.68%	22,167,089	195,871	3.54%	22,757,007	199,589	3.55%
(306,125)			(345,269)			(382,734)
20,542,483	193,117	3.73%	21,821,820	195,871	3.60%	22,374,273	199,589	3.62%
42,976,131	295,680	2.78%	43,868,048	298,213	2.75%	44,221,613	300,540	2.78%
632,539			716,700			735,482
5,890,479			5,612,174			5,353,538
$49,499,149			$50,196,922			$50,310,633

$21,435,736	$5,002	0.09%	$21,491,145	$5,539	0.10%	$21,433,406	$6,323	0.12%
888,011	96	0.04%	872,618	96	0.04%	789,656	86	0.04%
1,839,983	2,567	0.55%	1,936,510	2,790	0.58%	1,986,425	3,441	0.70%
24,163,730	7,665	0.13%	24,300,273	8,425	0.14%	24,209,487	9,850	0.17%
1,448,800	722	0.20%	1,790,490	722	0.16%	2,830,378	1,348	0.19%
2,546,083	2,344	0.37%	3,608,369	3,084	0.34%	3,392,346	3,274	0.39%
214,654	2,505	4.63%	276,034	3,353	4.87%	276,015	3,347	4.92%
28,373,267	13,236	0.19%	29,975,166	15,584	0.21%	30,708,226	17,819	0.24%
13,670,656			13,189,954			12,312,629
957,538			701,495			915,410
1,054,247			1,000,662			1,100,203
5,443,441			5,329,645			5,274,165
$49,499,149			$50,196,922			$50,310,633
	$282,444	2.59%		$282,629	2.54%		$282,721	2.54%
		2.66%			2.60%			2.62%
	2,217			2,320			2,301
	280,227			280,309			280,420
	(23,000)			(35,000)			(25,000)
	229,832			191,446			177,054
	291,277			291,152			295,784
	241,782			215,603			186,690
	54,061			48,496			42,382
	187,721			167,107			144,308
	(601)			686			(1,752)
	$188,322			$166,421			$146,060

	$2.74			$2.40			$2.10
	$2.74			$2.40			$2.10

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	June 30, 2021	Mar. 31, 2021

Interest revenue	$283,099	$292,334	$293,463	$295,893	$298,239
Interest expense	14,688	15,257	13,236	15,584	17,819
Net interest revenue	268,411	277,077	280,227	280,309	280,420
Provision for credit losses	—	(17,000)	(23,000)	(35,000)	(25,000)
Net interest revenue after provision for credit losses	268,411	294,077	303,227	315,309	305,420
Other operating revenue
Brokerage and trading revenue	(27,079)	14,869	47,930	29,408	20,782
Transaction card revenue	24,216	24,998	24,632	24,923	22,430
Fiduciary and asset management revenue	46,399	46,872	45,248	44,832	41,322
Deposit service charges and fees	27,004	26,718	27,429	25,861	24,209
Mortgage banking revenue	16,650	21,278	26,286	21,219	37,113
Other revenue	10,445	11,586	18,896	23,172	16,296
Total fees and commissions	97,635	146,321	190,421	169,415	162,152
Other gains, net	(1,644)	6,081	31,091	16,449	10,121
Gain (loss) on derivatives, net	(46,981)	(4,788)	(5,760)	18,820	(27,650)
Gain (loss) on fair value option securities, net	(11,201)	1,418	(120)	(1,627)	(1,910)
Change in fair value of mortgage servicing rights	49,110	7,859	12,945	(13,041)	33,874
Gain on available for sale securities, net	937	552	1,255	1,430	467
Total other operating revenue	87,856	157,443	229,832	191,446	177,054
Other operating expense
Personnel	159,228	174,474	175,863	172,035	173,010
Business promotion	6,513	6,452	4,939	2,744	2,154
Charitable contributions to BOKF Foundation	—	5,000	—	—	4,000
Professional fees and services	11,413	14,129	12,436	12,361	11,980
Net occupancy and equipment	30,855	26,897	28,395	26,633	26,662
Insurance	4,283	3,889	3,712	3,660	4,620
Data processing and communications	39,836	39,358	38,371	36,418	37,467
Printing, postage and supplies	3,689	2,935	3,558	4,285	3,440
Amortization of intangible assets	3,964	4,438	4,488	4,578	4,807
Mortgage banking costs	7,877	8,667	8,962	11,126	13,943
Other expense	9,960	13,256	10,553	17,312	13,701
Total other operating expense	277,618	299,495	291,277	291,152	295,784
Net income before taxes	78,649	152,025	241,782	215,603	186,690
Federal and state income taxes	16,197	34,836	54,061	48,496	42,382
Net income	62,452	117,189	187,721	167,107	144,308
Net income (loss) attributable to non-controlling interests	(36)	(129)	(601)	686	(1,752)
Net income attributable to BOK Financial Corporation shareholders	$62,488	$117,318	$188,322	$166,421	$146,060

Earnings per share:
Basic	$0.91	$1.71	$2.74	$2.40	$2.10
Diluted	$0.91	$1.71	$2.74	$2.40	$2.10
Average shares used in computation:
Basic	67,812,400	68,069,160	68,359,125	68,815,666	69,137,375
Diluted	67,813,851	68,070,910	68,360,871	68,817,442	69,141,710

PART II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings at Note 6 to the Consolidated Financial Statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1 to January 31, 2022	258,359	$102.50	230,877	1,435,653
February 1 to February 28, 2022	228,571	$101.03	210,000	1,225,653
March 1 to March 31, 2022	35,000	$98.33	35,000	1,190,653
Total	521,930		475,877
1On April 30, 2019, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock. As of March 31, 2022, the Company had repurchased 3,809,347 shares under this plan. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations and other factors.
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

Date:        May 4, 2022

/s/ Steven E. Nell
Steven E. Nell
Executive Vice President and
Chief Financial Officer

/s/ John C. Morrow
John C. Morrow
Senior Vice President and
Chief Accounting Officer