Form 10-Q
period 2022-06-30
BOK FINANCIAL CORP
filed 2022-08-03
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,806,005 shares of common stock ($.00006 par value) as of June 30, 2022.

BOK Financial Corporation
Form 10-Q
Quarter Ended June 30, 2022

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Performance Summary

BOK Financial Corporation (“the Company”) reported net income of $132.8 million or $1.96 per diluted share for the second quarter of 2022 compared to $62.5 million or $0.91 per diluted share for the first quarter of 2022. Increased fee income led by revenue growth from trading activities combined with higher net interest revenue and decreased operating expenses to grow net income in the second quarter. First quarter trading revenue was negatively affected by interest rate volatility and concern over rising inflation.

Pre-provision net revenue ("PPNR"), a non-GAAP measure, was $169.0 million for the second quarter of 2022 compared to $78.7 million for the first quarter of 2022.

Highlights of the second quarter of 2022 included:

•Net interest revenue totaled $274.0 million, an increase of $5.6 million compared to the first quarter of 2022. Average earning assets were $39.1 billion, a decrease of $4.4 billion, largely due to a reduction in our trading inventory. Net interest margin was 2.76 percent for the second quarter of 2022 compared to 2.44 percent for the prior quarter.
•Fees and commissions revenue totaled $173.4 million, an increase of $75.7 million. Brokerage and trading revenue increased $71.1 million following trading losses in the prior quarter. Revenue growth in all other fee-generating business activities was partially offset by a $5.3 million decrease in mortgage banking revenue.
•The net benefit of the changes in fair value of mortgage servicing rights and related economic hedges was $1.9 million for the second quarter of 2022 compared to a net cost of $8.4 million for the first quarter of 2022 due to reduced price sensitivity in the second quarter.
•Other operating expense totaled $273.7 million, a decrease of $4.0 million. Personnel expense decreased $4.3 million, largely due to lower share-based compensation expense. Non-personnel expense was relatively consistent with the prior quarter.
•Period-end outstanding loan balances totaled $21.3 billion at June 30, 2022, growing $617 million compared to March 31, 2022, largely due to growth in commercial loans. Excluding a decrease in loans originated through the Small Business Administration's Paycheck Protection Program ("PPP"), outstanding loan balances increased $711 million. Unfunded loan commitments also grew by $979 million during the second quarter. Average loan balances increased $594 million compared to the prior quarter to $21.1 billion.
•No provision for expected credit losses was necessary for the second quarter of 2022, consistent with the prior quarter. An increase in required provision due to loan growth and changes in our economic outlook was offset by a sustained trend of improving credit quality metrics. The combined allowance for credit losses totaled $283 million or 1.33 percent of outstanding loans, excluding PPP loans, at June 30, 2022. The combined allowance for credit losses was $283 million or 1.38 percent of outstanding loans, excluding PPP loans, at March 31, 2022.
•Nonperforming assets not guaranteed by U.S. government agencies decreased $13 million compared to March 31, 2022. Potential problem loans decreased $39 million while other loans especially mentioned decreased $18 million. Net recoveries were $799 thousand or 0.02 percent of average loans on an annualized basis for the second quarter of 2022, excluding PPP loans. Net charge-offs were 0.06 percent of average loans, excluding PPP loans, over the last four quarters. Net charge-offs were $6.0 million or 0.12 percent of average loans on an annualized basis for the first quarter of 2022, excluding PPP loans.
•Period-end deposits were $38.6 billion at June 30, 2022, an $807 million decrease compared to March 31, 2022 as customers begin to redeploy cash resources to higher yielding alternatives and resume spending following the height of the pandemic. Average deposits decreased $1.8 billion, including a $1.9 billion decrease in interest bearing deposits.
•The common equity Tier 1 capital ratio at June 30, 2022 was 11.61 percent. Other regulatory capital ratios included the Tier 1 capital ratio at 11.63 percent, total capital ratio at 12.59 percent, and leverage ratio at 9.12 percent. At March 31, 2022, the common equity Tier 1 capital ratio was 11.30 percent, the Tier 1 capital ratio was 11.31 percent, total capital ratio was 12.25 percent, and leverage ratio was 8.47 percent.

•The Company repurchased 294,084 shares of common stock at an average price of $82.98 per share in the second quarter of 2022 and 475,877 shares at an average price of $101.02 in the first quarter of 2022. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.
•The Company paid a regular cash dividend of $35.9 million or $0.53 per common share during the second quarter of 2022. On August 2, 2022, the board of directors approved a quarterly cash dividend of $0.53 per common share payable on or about August 25, 2022 to shareholders of record as of August 16, 2022.
Highlights of the six months ended June 30, 2022 included:
•Tax-equivalent net interest revenue totaled $546.4 million for the six months ended June 30, 2022 and $565.4 million for the six months ended June 30, 2021. Net interest revenue decreased $16.3 million from changes in earning assets and $2.6 million from changes in interest rates. Net interest margin was 2.60 percent compared to 2.61 percent. Average earning assets decreased $2.8 billion to $41.3 billion, primarily due to lower loan balances and a reduction in trading securities. In response to rising inflation, the Federal Reserve increased the federal funds rate 150 basis points since the beginning of 2022, which led to an 18 basis point increase in loan yields while funding costs only increased 4 basis points. PPP loan fees totaled $6.5 million for the six months ended June 30, 2022 and $22.3 million for the six months ended June 30, 2021. PPP loan fees remaining to be recognized totaled $1.1 million as of June 30, 2022. The yield on trading securities decreased 19 basis points due to a lower weighted average coupon rate.
•Fees and commissions revenue totaled $271.0 million for the six months ended June 30, 2022, a $60.6 million decrease compared to the six months ended June 30, 2021, largely due to a reduction in brokerage and trading revenue and mortgage banking revenue. A $58.8 million decrease in trading revenue due to disruption in the fixed income markets related to economic uncertainty was partially offset by a $19.7 million increase in customer hedging revenue. Mortgage banking revenue decreased $30.3 million as rapidly rising mortgage interest rates and continued inventory shortages have adversely affected both loan production volume and margins. Other revenue decreased $16.3 million as a result of lower operating revenue from repossessed oil and gas assets due to the sale of properties in the third quarter of 2021.
•Other gains and losses, net decreased $35.9 million. The prior year included gains on alternative investments and sales of repossessed assets while the current year included the write-down of a repossessed equity interest in a midstream entity.
•Total operating expense was $551.3 million for the six months ended June 30, 2022, a decrease of $35.7 million compared to the six months ended June 30, 2021. Personnel expense decreased $30.9 million, primarily due to lower incentive compensation costs related to reduced cash-based incentives resulting from lower loan and trading volume and deferred compensation expense, which is largely offset by a decrease in the value of related rabbi trust investments. Non-personnel expense decreased $4.8 million to $237.1 million. Lower mortgage banking costs and repossessed asset operating expenses were largely offset by increased business promotion, occupancy and equipment, and data processing costs.
•No provision for credit losses was necessary for the six months ended June 30, 2022. An increase in allowance related to our lending activities from strong loan growth and changes in our reasonable and supportable forecast were offset by the impact from improving credit metrics. A $60.0 million negative provision for credit losses was recorded for the six months ended June 30, 2021 due to forecasts for improving macroeconomic factors, including stabilizing energy prices, and improving credit quality metrics.

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

Tax-equivalent net interest revenue totaled $276.1 million for the second quarter of 2022 and $270.4 million for the first quarter of 2022. Compared to the first quarter of 2022, net interest revenue increased $18.3 million from changes in interest rates and decreased $12.6 million from changes in earning assets. Table 1 shows the effect on net interest revenue from changes in average balances and interest rates for various types of earning assets and interest-bearing liabilities.

Average earning assets decreased $4.4 billion compared to the first quarter of 2022. Average trading securities were reduced by $4.4 billion as we reduced our inventory of low-coupon residential mortgage-backed securities and repositioned the trading portfolio in response to rising mortgage interest rates. Average loan balances increased $594 million, largely due to growth in commercial loans, partially offset by a reduction of PPP loans. The average balance of available for sale securities, which consists largely of residential and commercial mortgage-backed securities guaranteed by U.S. government agencies, decreased $834 million while investment securities increased $416 million. Late in the second quarter of 2022, we transferred $2.4 billion of U.S. government agency mortgage-backed securities from available for sale to investment securities to limit the effect of future rate increases on the tangible common equity ratio. We purchase securities to supplement earnings and to manage interest rate risk. Interest-bearing cash and cash equivalents decreased $207 million.

Total average deposits were reduced by $1.8 billion compared to the first quarter of 2022 as customers begin to deploy cash resources into higher yielding alternatives and resume normal spending levels following the height of the pandemic. Funds purchased and repurchase agreements decreased $780 million while other borrowings increased $153 million.

Net interest margin was 2.76 percent compared to 2.44 percent in the first quarter of 2022. The tax-equivalent yield on earning assets was 2.96 percent, an increase of 38 basis points. Loan yields increased 35 basis points to 3.92 percent. The yield on trading securities was up 29 basis points to 2.00 percent. The available for sale securities portfolio yield increased 7 basis points to 1.84 percent. The yield on fair value option securities increased 11 basis points to 2.92 percent. The yield on investment securities decreased 272 basis points due to the transfer of securities from the available for sale portfolio to the investment portfolio. The yield on interest-bearing cash and cash equivalents increased 65 basis points.
Funding costs were 0.31 percent, a 10 basis point increase. The cost of interest bearing deposits increased 12 basis points to 0.24 percent. The cost of funds purchased and repurchase agreements decreased 42 basis points to 0.53 percent while the cost of other borrowings increased 63 basis points to 1.01 percent. The benefit to net interest margin from assets funded by non-interest liabilities was 11 basis points, an increase of 4 basis points.
Our overall objective is to manage the Company’s balance sheet for changes in interest rates as is further described in the Market Risk section of this report. Approximately 78 percent of our commercial and commercial real estate loan portfolios are either variable rate or fixed rate that will reprice within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that reprice more slowly than the loans. The result is a balance sheet that would be asset sensitive, which means that assets generally reprice more quickly than liabilities. One of the strategies that we use to manage toward a relative rate-neutral position is to purchase fixed rate residential mortgage-backed securities issued primarily by U.S. government agencies and fund them with market-rate-sensitive liabilities. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also may use derivative instruments to manage our interest rate risk.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

Table 1 -- Volume/Rate Analysis
(In thousands)

	Three Months Ended June 30, 2022 / Mar. 31, 2022			Six Months Ended June 30, 2022 / 2021
		Change Due To1			Change Due To1
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$1,264	$(266)	$1,530	$1,878	$375	$1,503
Trading securities	(18,032)	(23,186)	5,154	(8,621)	(1,687)	(6,934)
Investment securities	1,110	3,943	(2,833)	396	3,528	(3,132)
Available for sale securities	864	(1,320)	2,184	(769)	1,753	(2,522)
Fair value option securities	(54)	(71)	17	30	(210)	240
Restricted equity securities	277	13	264	(619)	(504)	(115)
Residential mortgage loans held for sale	165	(287)	452	4	(742)	746
Loans	25,621	6,526	19,095	(9,693)	(30,931)	21,238
Total tax-equivalent interest revenue	11,215	(14,648)	25,863	(17,394)	(28,418)	11,024
Interest expense:
Transaction deposits	6,111	(565)	6,676	4,935	457	4,478
Savings deposits	3	3	—	(33)	17	(50)
Time deposits	150	(313)	463	(1,717)	(1,476)	(241)
Funds purchased and repurchase agreements	(3,090)	(1,420)	(1,670)	4,236	(1,682)	5,918
Other borrowings	2,196	269	1,927	(1,982)	(6,117)	4,135
Subordinated debentures	171	7	164	(3,925)	(3,287)	(638)
Total interest expense	5,541	(2,019)	7,560	1,514	(12,088)	13,602
Tax-equivalent net interest revenue	5,674	(12,629)	18,303	(18,908)	(16,330)	(2,578)
Change in tax-equivalent adjustment	67			(608)
Net interest revenue	$5,607			$(18,300)
1    Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $168.6 million for the second quarter of 2022 and $87.9 million for the first quarter of 2022. Brokerage and trading revenue, which was negatively impacted in the prior quarter by market volatility due to uncertainty surrounding rising inflation and interest rates, grew significantly in the current quarter.

Table 2 – Other Operating Revenue
(In thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Six Months Ended		Increase (Decrease)	% Increase (Decrease)
	June 30, 2022	Mar. 31, 2022			June 30, 2022	June 30, 2021
Brokerage and trading revenue	$44,043	$(27,079)	$71,122	263%	$16,964	$50,190	$(33,226)	(66)%
Transaction card revenue	26,940	24,216	2,724	11%	51,156	47,353	3,803	8%
Fiduciary and asset management revenue	49,838	46,399	3,439	7%	96,237	86,154	10,083	12%
Deposit service charges and fees	28,500	27,004	1,496	6%	55,504	50,070	5,434	11%
Mortgage banking revenue	11,368	16,650	(5,282)	(32)%	28,018	58,332	(30,314)	(52)%
Other revenue	12,684	10,445	2,239	21%	23,129	39,468	(16,339)	(41)%
Total fees and commissions revenue	173,373	97,635	75,738	78%	271,008	331,567	(60,559)	(18)%
Other gains (losses), net	(7,639)	(1,644)	(5,995)	N/A	(9,283)	26,570	(35,853)	N/A
Loss on derivatives, net	(13,569)	(46,981)	33,412	N/A	(60,550)	(8,830)	(51,720)	N/A
Gain (loss) on fair value option securities, net	(2,221)	(11,201)	8,980	N/A	(13,422)	(3,537)	(9,885)	N/A
Change in fair value of mortgage servicing rights	17,485	49,110	(31,625)	N/A	66,595	20,833	45,762	N/A
Gain on available for sale securities, net	1,188	937	251	N/A	2,125	1,897	228	N/A
Total other operating revenue	$168,617	$87,856	$80,761	92%	$256,473	$368,500	$(112,027)	(30)%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 39 percent of total revenue for the second quarter of 2022, excluding provision for credit losses and gains and losses on other assets, securities and derivatives and the change in the fair value of mortgage servicing rights. We believe that a variety of fee revenue sources provides an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. Many of the economic factors such as rising interest rates that we expect will result in growth in net interest revenue or fiduciary and asset management revenue may also decrease mortgage banking production volumes and related trading. The velocity of changes in market conditions and interest rates may result in timing differences between when offsetting impacts and benefits are realized. As interest rates are expected to move higher, we expect to experience increased benefits to our net interest margin, which provides an offset to reduced mortgage-related fee income. Generally, for operating revenues not as directly related to movement in interest rates, we expect growth to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, including the recent impact of the COVID-19 pandemic, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and Trading Revenue

Brokerage and trading revenue, which includes revenues from trading, customer hedging, retail brokerage and investment banking, increased $71.1 million or 263 percent compared to the first quarter of 2022.

Trading revenue includes net realized and unrealized gains and losses primarily related to residential mortgage-backed securities guaranteed by U.S. government agencies and related derivative instruments that enable our mortgage banking customers to manage their production risk. Trading revenue also includes net realized and unrealized gains and losses on municipal securities and other financial instruments that we sell to institutional customers, along with changes in the fair value of financial instruments we hold as economic hedges against market risk of our trading securities. Trading revenue increased $66.0 million compared to the prior quarter..Disruption in the fixed income markets related to uncertainty around rising inflation and interest rates adversely affected the value of trading securities during the first quarter of 2022. During the second quarter, we fully sold our inventory of low-coupon, U.S. government agency residential mortgage-backed securities.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue totaled $13.1 million for the second quarter of 2022, up $2.2 million over the prior quarter. Customer hedging revenue includes credit valuation adjustments of the fair value of derivatives to reflect the risk of counterparty default.

Investment banking, which includes fees earned upon completion of underwriting, financial advisory services and loan syndication fees, totaled $11.8 million for the second quarter of 2022, an increase of $4.2 million compared to the first quarter of 2022, related to the timing and volume of completed loan syndication transactions.
Transaction Card Revenue

Transaction card revenue totaled $26.9 million for the second quarter of 2022, an increase of $2.7 million compared to the first quarter of 2022. Transaction volume is rising as customers return to more normal spending levels following the height of the pandemic. , largely due to stimulus measures and the broader reopening of the U.S. economy.
Fiduciary and Asset Management Revenue

Fiduciary and asset management revenue is earned through managing or holding of assets for customers and executing transactions or providing related services. Approximately 90 percent of fiduciary and asset management revenue is primarily based on the fair value of assets. Rates applied to asset values vary based on the nature of the relationship. Fiduciary relationships and managed asset relationships generally have higher fee rates than non-fiduciary and/or managed relationships. Fiduciary and asset management revenue increased $3.4 million over the first quarter of 2022. Money market fund revenue share grew $3.0 million. The second quarter also included an increase in seasonal tax preparation fees of $1.8 million and reduction of fee waivers of $2.1 million. We voluntarily waived certain administration fees on the Cavanal Hill money market funds in order to maintain positive yields on these funds during the short-term interest rate environment. As of June 30, 2022, we are no longer waiving those fees. These increases were partially offset by a $3.2 million reduction in trust business line fees related to decreased asset under management billable fees, consistent with market driven declines in equities, which account for a third of the assets under management or administration.

A distribution of assets under management or administration and related fiduciary and asset management revenue follows:

Table 3 -- Assets Under Management or Administration
(In thousands)

	Three Months Ended
	June 30, 2022			March 31, 2022
	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]
Managed fiduciary assets:
Personal	$10,403,398	$27,389	1.05%	$11,292,472	$28,331	1.00%
Institutional	16,895,773	7,213	0.17%	18,592,153	9,995	0.22%
Total managed fiduciary assets	27,299,171	34,602	0.51%	29,884,625	38,326	0.51%

Non-managed assets:
Fiduciary	28,673,413	12,684	0.18%	31,210,695	5,107	0.07%
Non-fiduciary	18,582,670	2,552	0.05%	19,361,212	2,966	0.06%
Safekeeping and brokerage assets under administration	21,426,035	—	—%	20,624,823	—	—%
Total non-managed assets	68,682,118	15,236	0.09%	71,196,730	8,073	0.05%

Total assets under management or administration	$95,981,289	$49,838	0.21%	$101,081,355	$46,399	0.18%

	Six Months Ended
	June 30, 2022			June 30, 2021
	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]
Managed fiduciary assets:
Personal	$10,403,398	$55,720	1.07%	$11,973,758	$52,242	0.87%
Institutional	16,895,773	17,208	0.20%	16,339,627	14,075	0.17%
Total managed fiduciary assets	27,299,171	72,928	0.53%	28,313,385	66,317	0.47%

Non-managed assets:
Fiduciary	28,673,413	17,791	0.12%	30,341,404	15,929	0.10%
Non-fiduciary	18,582,670	5,518	0.06%	19,480,250	3,908	0.04%
Safekeeping and brokerage assets under administration	21,426,035	—	—%	18,497,709	—	—%
Total non-managed assets	68,682,118	23,309	0.07%	68,319,363	19,837	0.06%

Total assets under management or administration	$95,981,289	$96,237	0.20%	$96,632,748	$86,154	0.18%
1 Assets under management or administration balance excludes $22 billion in assets under custody held by a sub-custodian where minimal revenue is recognized.
2    Fiduciary and asset management revenue includes asset-based and other fees associated with the assets.
3    Annualized revenue divided by period-end balance.

A summary of changes in assets under management or administration for the three and six months ended June 30, 2022 and 2021 follows:

Table 4 -- Changes in Assets Under Management or Administration
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$101,081,355	$91,956,188	$104,917,721	$91,592,247
Net inflows (outflows)	(508,292)	1,191,287	(2,282,348)	(425,565)
Net change in fair value	(4,591,774)	3,485,273	(6,654,084)	5,466,066
Ending balance	$95,981,289	$96,632,748	$95,981,289	$96,632,748

Assets under management as of June 30, 2022 consist of 44 percent fixed income, 34 percent equities, 14 percent cash, and 8 percent alternative investments.

Deposit Service Charges and Fees

Deposit service charges and fees increased $1.5 million driven largely by commercial customer activity. Overdraft and non-sufficient funds fees earned primarily on consumer deposit accounts totaled $6.6 million for the second quarter of 2022, largely unchanged from the prior quarter.

Mortgage Banking Revenue

Mortgage banking revenue decreased $5.3 million or 32 percent compared to the first quarter of 2022 due to lower production volume combined with narrowing margins. Rapidly rising interest rates and continued inventory shortages have resulted in fewer refinance opportunities and heightened competitive pricing pressure. Mortgage production volume decreased $102 million to $306 million. Production revenue as a percentage of production volume, which includes unrealized gains and losses on our mortgage commitment pipeline and related hedges, decreased 140 basis points to (0.16) percent, affected by increased market competition and our securitization of loans previously repurchased from GNMA pools.

Table 5 – Mortgage Banking Revenue
(In thousands)

	Three Months Ended		Increase (Decrease)		% Increase (Decrease)	Six Months Ended		Increase (Decrease)		% Increase (Decrease)
	June 30, 2022	Mar. 31, 2022				June 30, 2022	June 30, 2021
Mortgage production revenue	$(504)	$5,055	$(5,559)		(110)%	$4,551	$35,291	$(30,740)		(87)%

Mortgage loans funded for sale	$360,237	$418,866				$779,103	$1,597,946
Add: Current period end outstanding commitments	106,004	160,260				106,004	276,154
Less: Prior period end outstanding commitments	160,260	171,412				171,412	380,637
Total mortgage production volume	$305,981	$407,714	$(101,733)		(25)%	$713,695	$1,493,463	$(779,768)		(52)%

Mortgage loan refinances to mortgage loans funded for sale	19%	45%	(2,600)	bps		32%	83%	(4,500)	bps
Realized margin on funded mortgage loans	0.88%	1.64%	(76)	bps		1.29%	2.94%	(165)	bps
Production revenue as a percentage of production volume	(0.16)%	1.24%	(140)	bps		0.64%	2.36%	(172)	bps
Primary mortgage interest rates:
Average	5.27%	3.82%	145	bps		4.54%	2.94%	160	bps
Period end	5.70%	4.67%	103	bps		5.70%	3.02%	268	bps

Mortgage servicing revenue	$11,872	$11,595	$277		2%	$23,467	$23,041	$426		2%
Average outstanding principal balance of mortgage loans serviced for others	17,336,596	16,155,329	1,181,267		7%	16,745,962	15,394,202	1,351,760		9%

Average mortgage servicing revenue rates	0.27%	0.29%	(2)	bp		0.28%	0.30%	(2)	bp
Primary rates disclosed in Table 5 above represent rates generally available to borrowers on 30 year conforming mortgage loans.

Net gains on other assets, securities and derivatives

Other gains and losses, net decreased $6.0 million compared to the first quarter of 2022 primarily related to a write-down of a repossessed equity interest in a midstream entity.

As discussed in the Market Risk section following, the fair value of our mortgage servicing rights ("MSRs") changes in response to changes in primary mortgage loan rates and other assumptions. We attempt to mitigate the earnings volatility caused by changes in the fair value of MSRs by designating certain financial instruments as an economic hedge. Changes in the fair value of these instruments are generally expected to partially offset changes in the fair value of MSRs. Three bulk mortgage servicing rights portfolios were acquired during the second quarter of 2022. These acquisitions added $3.5 billion in unpaid principal balance comprised of conventional, low note rate, strong performing loans.

Table 6 - Gain (Loss) on Mortgage Servicing Rights
(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2022	Mar. 31, 2022	June 30, 2022	June 30, 2021
Loss on mortgage hedge derivative contracts, net	$(13,639)	$(46,694)	$(60,333)	$(8,941)
Loss on fair value option securities, net	(2,221)	(11,201)	(13,422)	(3,537)
Loss on economic hedge of mortgage servicing rights, net	(15,860)	(57,895)	(73,755)	(12,478)
Gain on change in fair value of mortgage servicing rights	17,485	49,110	66,595	20,833
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges included in other operating revenue	1,625	(8,785)	(7,160)	8,355
Net interest revenue on fair value option securities[1]	275	383	658	734
Total economic benefit (cost) of changes in the fair value of mortgage servicing rights, net of economic hedges	$1,900	$(8,402)	$(6,502)	$9,089
1    Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Other Operating Expense

Other operating expense for the second quarter of 2022 totaled $273.7 million, a decrease of $4.0 million compared to the first quarter of 2022.

Table 7 – Other Operating Expense
(In thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Six Months Ended		Increase (Decrease)	% Increase (Decrease)
	June 30, 2022	Mar. 31, 2022			June 30, 2022	June 30, 2021
Regular compensation	$98,322	$96,474	$1,848	2%	$194,796	$193,292	$1,504	1%
Incentive compensation:
Cash-based	39,480	34,444	5,036	15%	73,924	87,927	(14,003)	(16)%
Share-based	(590)	3,304	(3,894)	(118)%	2,714	4,821	(2,107)	(44)%
Deferred compensation	(6,970)	(2,124)	(4,846)	N/A	(9,094)	6,169	(15,263)	N/A
Total incentive compensation	31,920	35,624	(3,704)	(10)%	67,544	98,917	(31,373)	(32)%
Employee benefits	24,681	27,130	(2,449)	(9)%	51,811	52,836	(1,025)	(2)%
Total personnel expense	154,923	159,228	(4,305)	(3)%	314,151	345,045	(30,894)	(9)%
Business promotion	6,325	6,513	(188)	(3)%	12,838	4,898	7,940	162%
Charitable contributions to BOKF Foundation	—	—	—	N/A	—	4,000	(4,000)	N/A
Professional fees and services	12,475	11,413	1,062	9%	23,888	24,341	(453)	(2)%
Net occupancy and equipment	27,489	30,855	(3,366)	(11)%	58,344	53,295	5,049	9%
Insurance	4,728	4,283	445	10%	9,011	8,280	731	9%
Data processing and communications	41,280	39,836	1,444	4%	81,116	73,885	7,231	10%
Printing, postage and supplies	3,929	3,689	240	7%	7,618	7,725	(107)	(1)%
Amortization of intangible assets	4,049	3,964	85	2%	8,013	9,385	(1,372)	(15)%
Mortgage banking costs	9,437	7,877	1,560	20%	17,314	25,069	(7,755)	(31)%
Other expense	9,020	9,960	(940)	(9)%	18,980	31,013	(12,033)	(39)%
Total other operating expense	$273,655	$277,618	$(3,963)	(1)%	$551,273	$586,936	$(35,663)	(6)%

Average number of employees (full-time equivalent)	4,763	4,712	51	1%	4,735	4,873	(138)	(3)%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense
Personnel expense decreased $4.3 million compared to the first quarter of 2022. Share-based compensation expense decreased $3.9 million resulting from changes in vesting assumptions. Regular compensation expense increased as we recognized a full quarter of expense related to annual merit increases and employee benefits expense decreased due to seasonal changes in payroll taxes. An increase in cash-based incentive compensation expense was largely driven by growing commercial activity. A decrease in deferred compensation expense reflected changes in the value of rabbi trust assets.
Non-personnel operating expense
Non-personnel expense totaled $118.7 million for the second quarter of 2022, consistent with the first quarter of 2022. Mortgage banking costs increased $1.6 million, primarily due to additional accruals related to default servicing and loss mitigation costs on loans serviced for others. Increases in data processing and communications expense of $1.4 million and professional fees and services expense of $1.1 million were due to ongoing technology projects. These increases were offset by a decrease in net occupancy and equipment expense of $3.4 million.
Income Taxes

The effective tax rate was 21.4 percent for the second quarter of 2022 and 20.6 percent for the first quarter of 2022. The effective rate for the second quarter of 2022 increased primarily due to the increase in net income before tax. The effective tax rates for the six months ended June 30, 2022 and June 30, 2021 were 21.1 percent and 22.6 percent, respectively. The effective rate decreased primarily due to the increase in excess tax benefits from vested share-based compensation and a decrease in the Oklahoma tax rate.
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

As shown in Table 8, net income attributable to our lines of business increased $62.8 million compared to the first quarter of 2022. Net interest revenue increased $18.1 million, primarily due to loan growth and increased spreads on deposits sold to our Funds Management unit. Net charge-offs decreased $6.8 million. Other operating revenue increased $62.1 million largely due to trading activity returning to more normal levels following trading losses incurred in the prior quarter from market disruptions. Operating expense increased $10.5 million due to a combination of increased incentive compensation expense largely related to growing commercial activity and additional accruals for mortgage loan default servicing and loss mitigation costs.

Table 8 -- Net Income by Line of Business
(In thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Six Months Ended		Increase (Decrease)	% Increase (Decrease)
	June 30, 2022	Mar. 31, 2022			June 30, 2022	June 30, 2021
Commercial Banking	$104,797	$82,344	$22,453	27%	$187,141	$142,305	$44,836	32%
Consumer Banking	1,239	(7,317)	8,556	117%	(6,078)	8,646	(14,724)	(170)%
Wealth Management	27,287	(4,521)	31,808	704%	22,766	50,285	(27,519)	(55)%
Subtotal	133,323	70,506	62,817	89%	203,829	201,236	2,593	1%
Funds Management and other	(477)	(8,018)	7,541	N/A	(8,495)	111,245	(119,740)	N/A
Total	$132,846	$62,488	$70,358	113%	$195,334	$312,481	$(117,147)	(37)%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Commercial Banking

Commercial Banking contributed $104.8 million to consolidated net income in the second quarter of 2022, an increase of $22.5 million or 27 percent compared to the first quarter of 2022.

Table 9 -- Commercial Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Six Months Ended		Increase (Decrease)	% Increase (Decrease)
	June 30, 2022	Mar. 31, 2022			June 30, 2022	June 30, 2021
Net interest revenue from external sources	$172,974	$147,590	$25,384	17%	$320,564	$307,741	$12,823	4%
Net interest expense from internal sources	(6,452)	(10,579)	4,127	39%	(17,031)	(46,835)	29,804	64%
Total net interest revenue	166,522	137,011	29,511	22%	303,533	260,906	42,627	16%
Net loans charged off (recovered)	(1,502)	5,343	(6,845)	(128)%	3,841	30,253	(26,412)	(87)%
Net interest revenue after net loans charged off (recovered)	168,024	131,668	36,356	28%	299,692	230,653	69,039	30%

Fees and commissions revenue	59,881	56,964	2,917	5%	116,845	113,215	3,630	3%
Other gains (losses), net	1,807	463	1,344	N/A	2,270	(1,367)	3,637	N/A
Other operating revenue	61,688	57,427	4,261	7%	119,115	111,848	7,267	6%

Personnel expense	42,215	38,927	3,288	8%	81,142	79,100	2,042	3%
Non-personnel expense	27,794	26,187	1,607	6%	53,981	59,230	(5,249)	(9)%
Other operating expense	70,009	65,114	4,895	8%	135,123	138,330	(3,207)	(2)%

Net direct contribution	159,703	123,981	35,722	29%	283,684	204,171	79,513	39%
Gain (loss) on financial instruments, net	61	(204)	265	N/A	(143)	67	(210)	N/A
Gain (loss) on repossessed assets, net	(4,515)	1,793	(6,308)	N/A	(2,722)	16,302	(19,024)	N/A
Corporate expense allocations	16,634	16,246	388	2%	32,880	25,246	7,634	30%
Income before taxes	138,615	109,324	29,291	27%	247,939	195,294	52,645	27%
Federal and state income tax	33,818	26,980	6,838	25%	60,798	52,989	7,809	15%
Net income	$104,797	$82,344	$22,453	27%	$187,141	$142,305	$44,836	32%

Average assets	$29,269,712	$29,823,905	$(554,193)	(2)%	$29,545,278	$28,104,137	$1,441,141	5%
Average loans	17,336,841	16,696,428	640,413	4%	17,018,404	17,250,711	(232,307)	(1)%
Average deposits	18,933,766	19,595,260	(661,494)	(3)%	19,262,686	16,592,511	2,670,175	16%
Average invested capital	2,007,878	2,020,925	(13,047)	(1)%	2,012,227	2,123,473	(111,246)	(5)%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Net interest revenue increased $29.5 million or 22 percent over the first quarter of 2022, primarily due to loan growth and increased spreads on deposits sold to the Funds Management unit.

Fees and commissions revenue increased $2.9 million or 5 percent, largely due to the timing of loan syndication activity. Operating expense increased $4.9 million or 8 percent compared to the first quarter of 2022, primarily due to increased incentive compensation costs with growth in loans and syndication activity. The second quarter also included a $5.8 million write-down of a repossessed equity interest in a midstream energy entity. Corporate expense allocations were consistent with the prior quarter.

Average outstanding balance of loans attributed to Commercial Banking increased $640 million or 4 percent over the first quarter of 2022 to $17.3 billion. See the Loans section of Management’s Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans, which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking were $18.9 billion for second quarter of 2022, a $661 million decrease compared to the first quarter of 2022. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of change.

Consumer Banking

Consumer Banking provides retail banking services through four primary distribution channels: traditional branches, the 24-hour ExpressBank call center, Internet banking and mobile banking. Consumer Banking also conducts mortgage banking activities through offices located outside of our Consumer Banking markets.

Consumer Banking contributed $1.2 million to consolidated net income for the second quarter of 2022, compared to a prior quarter net loss of $7.3 million. Changes in the fair value of mortgage servicing rights, net of economic hedges, increased pre-tax net income for the second quarter of 2022 by $1.9 million compared to an $8.4 million decrease in pre-tax net income in the first quarter of 2022.

Table 10 -- Consumer Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Six Months Ended		Increase (Decrease)	% Increase (Decrease)
	June 30, 2022	Mar. 31, 2022			June 30, 2022	June 30, 2021
Net interest revenue from external sources	$16,784	$16,915	$(131)	(1)%	$33,699	$34,238	$(539)	(2)%
Net interest revenue from internal sources	17,002	10,292	6,710	65%	27,294	11,681	15,613	134%
Total net interest revenue	33,786	27,207	6,579	24%	60,993	45,919	15,074	33%
Net loans charged off	1,196	1,112	84	8%	2,308	1,561	747	48%
Net interest revenue after net loans charged off	32,590	26,095	6,495	25%	58,685	44,358	14,327	32%

Fees and commissions revenue	30,101	33,977	(3,876)	(11)%	64,078	90,014	(25,936)	(29)%
Other losses, net	(12)	(16)	4	N/A	(28)	(18)	(10)	N/A
Other operating revenue	30,089	33,961	(3,872)	(11)%	64,050	89,996	(25,946)	(29)%

Personnel expense	21,510	20,984	526	3%	42,494	43,016	(522)	(1)%
Non-personnel expense	31,150	27,805	3,345	12%	58,955	65,060	(6,105)	(9)%
Total other operating expense	52,660	48,789	3,871	8%	101,449	108,076	(6,627)	(6)%

Net direct contribution	10,019	11,267	(1,248)	(11)%	21,286	26,278	(4,992)	(19)%
Loss on financial instruments, net	(15,860)	(57,895)	42,035	N/A	(73,755)	(12,479)	(61,276)	N/A
Change in fair value of mortgage servicing rights	17,485	49,110	(31,625)	N/A	66,595	20,833	45,762	N/A
Gain on repossessed assets, net	93	45	48	N/A	138	41	97	N/A
Corporate expense allocations	10,120	12,080	(1,960)	(16)%	22,200	23,073	(873)	(4)%
Income (loss) before taxes	1,617	(9,553)	11,170	117%	(7,936)	11,600	(19,536)	(168)%
Federal and state income tax	378	(2,236)	2,614	117%	(1,858)	2,954	(4,812)	(163)%
Net income (loss)	$1,239	$(7,317)	$8,556	117%	$(6,078)	$8,646	$(14,724)	(170)%

Average assets	$10,338,191	$10,273,890	$64,301	1%	$10,306,218	$9,922,431	$383,787	4%
Average loans	1,669,830	1,672,346	(2,516)	—%	1,671,081	1,804,883	(133,802)	(7)%
Average deposits	8,876,469	8,746,622	129,847	1%	8,811,904	8,276,811	535,093	6%
Average invested capital	244,188	255,758	(11,570)	(5)%	248,044	251,293	(3,249)	(1)%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Net interest revenue from Consumer Banking activities increased $6.6 million or 24 percent compared to the first quarter of 2022, mainly due to an increase in the spread on deposits sold to our Funds Management unit. Average consumer deposits grew $130 million or 1 percent over the first quarter of 2022.

Operating revenue decreased $3.9 million or 11 percent compared to the prior quarter. Mortgage production volume decreased $102 million to $306 million and production revenue as a percentage of production volumes decreased 140 basis points resulting in a $5.3 million decrease in mortgage banking revenues. Operating expense increased $3.9 million or 8 percent. Business promotion expense increased $1.8 million and mortgage banking costs increased $1.6 million related to accruals for default servicing and loss mitigation costs. Corporate expense allocations decreased $2.0 million or 16 percent compared to the first quarter of 2022.

Wealth Management

Wealth Management contributed $27.3 million to consolidated net income in the second quarter of 2022 compared to a net loss of $4.5 million in the first quarter of 2022. Trading activity has returned to more normal levels following disruption in the fixed income markets related to uncertainty around rising inflation and interest rates that occurred in the first quarter of 2022.

Table 11 -- Wealth Management
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Six Months Ended		Increase (Decrease)	% Increase (Decrease)
	June 30, 2022	Mar. 31, 2022			June 30, 2022	June 30, 2021
Net interest revenue from external sources	$39,412	$56,231	$(16,819)	(30)%	$95,643	$101,520	$(5,877)	(6)%
Net interest expense from internal sources	(1,665)	(465)	(1,200)	(258)%	(2,130)	(873)	(1,257)	(144)%
Total net interest revenue	37,747	55,766	(18,019)	(32)%	93,513	100,647	(7,134)	(7)%
Net loans recovered	(60)	(71)	11	15%	(131)	(83)	(48)	(58)%
Net interest revenue after net loans recovered	37,807	55,837	(18,030)	(32)%	93,644	100,730	(7,086)	(7)%

Fees and commissions revenue	86,771	25,023	61,748	247%	111,794	144,525	(32,731)	(23)%
Other gains (losses), net	(10)	(5)	(5)	N/A	(15)	747	(762)	N/A
Other operating revenue	86,761	25,018	61,743	247%	111,779	145,272	(33,493)	(23)%

Personnel expense	54,787	52,950	1,837	3%	107,737	116,246	(8,509)	(7)%
Non-personnel expense	21,606	21,669	(63)	—%	43,275	41,941	1,334	3%
Other operating expense	76,393	74,619	1,774	2%	151,012	158,187	(7,175)	(5)%

Net direct contribution	48,175	6,236	41,939	673%	54,411	87,815	(33,404)	(38)%
Corporate expense allocations	12,503	12,072	431	4%	24,575	20,249	4,326	21%
Income (loss) before taxes	35,672	(5,836)	41,508	711%	29,836	67,566	(37,730)	(56)%
Federal and state income tax	8,385	(1,315)	9,700	738%	7,070	17,281	(10,211)	(59)%
Net income (loss)	$27,287	$(4,521)	$31,808	704%	$22,766	$50,285	$(27,519)	(55)%

Average assets	$16,902,721	$21,323,795	$(4,421,074)	(21)%	$19,101,045	$18,924,987	$176,058	1%
Average loans	2,157,771	2,118,780	38,991	2%	2,138,383	1,943,382	195,001	10%
Average deposits	8,482,785	9,619,323	(1,136,538)	(12)%	9,047,915	9,700,777	(652,862)	(7)%
Average invested capital	267,189	305,597	(38,408)	(13)%	279,992	311,687	(31,695)	(10)%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Combined net interest revenue and fee revenue increased $43.7 million or 54 percent. Total revenue from trading activities increased $47.4 million compared to the first quarter of 2022. Market disruptions during the first quarter of 2022 reduced demand for low-coupon, fixed-rate U.S. government agency residential mortgage-backed securities. These securities were fully sold during the second quarter. Growth in money market fund revenue, seasonal tax preparation fees and a reduction in fee waivers combined to increase fiduciary and asset management revenue $6.6 million. This increase was partially offset by a $3.2 million reduction in trust business line fees related to decreased asset under management billable fees, consistent with market driven declines in equities, which account for a third of the assets under management or administration. Operating expense increased $1.8 million or 2 percent, primarily due to increased volume-driven incentive compensation costs and a full quarter's impact of annual merit increases.

Average outstanding loans attributed to the Wealth Management segment increased $39 million or 2 percent. Average Wealth Management deposits decreased $1.1 billion or 12 percent to $8.5 billion as customers redeployed deposits into higher yielding alternatives.
Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the Consolidated Financial Statements for the composition of the securities portfolio as of June 30, 2022 and December 31, 2021.

We hold an inventory of trading securities in support of sales to a variety of customers, including banks, corporations, insurance companies, money managers and others. Trading securities decreased $2.0 billion to $2.9 billion during the second quarter of 2022 as we reduced our inventory of low-coupon mortgage-backed securities and repositioned the trading portfolio in response to rising mortgage interest rates. As discussed in the Market Risk section of this report, trading activities involve risk of loss from adverse price movement. We mitigate this risk within board-approved limits through the use of derivative contracts, short-sales and other techniques.

At June 30, 2022, the carrying value of investment (held-to-maturity) securities was $2.6 billion, including a $717 thousand allowance for expected credit losses compared to $184 million at March 31, 2022 with a $633 thousand allowance for expected credit losses. The fair value of investment securities was $2.6 billion at June 30, 2022 and $191 million at March 31, 2022. Investment securities consist primarily of residential mortgage-backed securities issued by U.S. government agencies, intermediate and long-term, fixed rate Oklahoma and Texas municipal bonds, and taxable Texas school construction bonds. During the second quarter of 2022, the Company transferred certain U.S. government agency mortgage-backed securities from the available for sale portfolio to the investment securities portfolio to limit the effect of future rate increases on the tangible common equity ratio. No gains or losses were recognized in the Consolidated Statements of Earnings at the time of the transfer. At the time of transfer, the fair value totaled $2.4 billion, amortized cost totaled $2.7 billion and the pretax unrealized loss totaled $268 million. Transfers of debt securities into the investment securities portfolio are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in Accumulated Other Comprehensive Income and in the carrying value of the investment securities portfolio. Such amounts are amortized over the estimated remaining life of the security as an adjustment to yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $10.7 billion at June 30, 2022, a $2.8 billion decrease compared to March 31, 2022, primarily due to the transfer of securities from the available for sale portfolio to the investment securities portfolio discussed above. At June 30, 2022, the available for sale securities portfolio consisted primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Both residential and commercial mortgage-backed securities have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined residential mortgage-backed securities portfolio held in investment and available for sale securities at June 30, 2022 is 3.4 years. Management estimates the duration extends to 3.8 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 3.0 years assuming a 100 basis point decline in the current low rate environment. Management also regularly monitors the impact of interest rate risk on the available for sale securities portfolio on our tangible equity ratio under various shock scenarios. Throughout the second quarter of 2022, this exposure was reported and monitored by management, and the portfolio's actual performance remained within expectations.

Bank-Owned Life Insurance

We have approximately $410 million of bank-owned life insurance at June 30, 2022. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $316 million is held in separate accounts. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. As of June 30, 2022, the fair value of investments held in separate accounts covered by the stable value wrap was approximately $291 million. As the underlying fair value of the investments held in separate accounts at June 30, 2022 was below the net book value of the investments, $23 million of cash surrender value was supported by the stable value wrap. Future rate increases may cause impairment as the fair value deterioration could exceed the stable value wrap protection. The stable value wrap is provided by a domestic financial institution. The remaining cash surrender value of $94 million primarily represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $21.3 billion at June 30, 2022, a $617 million increase over March 31, 2022. Core loans, which exclude paycheck protection program loans, grew by $711 million, primarily due to growth in commercial loans. Unfunded loan commitments also grew by $979 million during the second quarter.

Table 12 -- Loans
(In thousands

	June 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sep. 30, 2021	June 30, 2021
Commercial:
Healthcare	$3,696,963	$3,441,732	$3,414,940	$3,347,641	$3,381,261
Services	3,421,493	3,351,495	3,367,193	3,323,422	3,389,756
Energy	3,393,072	3,197,667	3,006,884	2,814,059	3,011,331
General business	3,067,169	2,892,295	2,717,448	2,690,018	2,690,559
Total commercial	13,578,697	12,883,189	12,506,465	12,175,140	12,472,907

Commercial real estate:
Office	1,100,115	1,097,516	1,040,963	1,030,755	1,073,346
Industrial	953,626	911,928	766,125	890,316	824,577
Multifamily	878,565	867,288	786,404	875,586	964,824
Retail	637,304	667,561	679,917	766,402	784,445
Residential construction and land development	111,575	120,506	120,016	118,416	128,939
Other commercial real estate	424,963	436,157	437,900	435,417	470,861
Total commercial real estate	4,106,148	4,100,956	3,831,325	4,116,892	4,246,992

Paycheck protection program	43,140	137,365	276,341	536,052	1,121,583

Loans to individuals:
Residential mortgage	1,784,729	1,723,506	1,722,170	1,747,243	1,772,627
Residential mortgage guaranteed by U.S. government agencies	293,838	322,581	354,173	376,986	413,806
Personal	1,484,596	1,506,832	1,515,206	1,395,623	1,388,534
Total loans to individuals	3,563,163	3,552,919	3,591,549	3,519,852	3,574,967

Total	$21,291,148	$20,674,429	$20,205,680	$20,347,936	$21,416,449

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

Commercial loans totaled $13.6 billion or 64 percent of the loan portfolio at June 30, 2022, a $696 million increase over March 31, 2022, growing in all commercial loan categories.

Approximately 75 percent of loans in this segment are located within our geographic footprint, based on collateral location. Loans for which the collateral location is less relevant, such as unsecured loans and reserve-based energy loans are categorized by the borrower's primary operating location. The largest concentration of loans in this segment outside of our footprint is California, totaling 5 percent of the segment.

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

Outstanding energy loans totaled $3.4 billion or 16 percent of total loans at June 30, 2022, a $195 million increase over March 31, 2022. Approximately $2.6 billion of energy loans were to oil and gas producers, a $188 million increase over March 31, 2022. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. Approximately 72 percent of the committed production loans are secured by properties primarily producing oil and 28 percent of the committed production loans are secured by properties primarily producing natural gas.

Loans to midstream oil and gas companies totaled $640 million at June 30, 2022, a $10 million increase compared to March 31, 2022. Loans to borrowers that provide services to the energy industry totaled $134 million at June 30, 2022, an increase of $14 million. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales, totaled $8.2 million, a decrease of $15 million compared to the prior quarter.

Unfunded energy loan commitments were $3.4 billion at June 30, 2022, growing $342 million over March 31, 2022.

The healthcare sector of the loan portfolio totaled $3.7 billion or 17 percent of total loans. Healthcare loans increased $255 million over March 31, 2022, primarily due to growth in loans to senior housing facilities. This was partially offset by a decline in balances to other medical practices compared to the prior quarter. Healthcare sector loans consist primarily of loans for the development and operation of senior housing and care facilities, including independent living, assisted living and skilled nursing. Generally we loan to borrowers with a portfolio of multiple facilities that serves to help diversify risks specific to a single facility.
The services sector of the loan portfolio totaled $3.4 billion or 16 percent of total loans, a $70 million increase compared to the prior quarter. Service sector loans consist of a large number of loans to a variety of businesses, including Native American tribal and state and local governments, Native American tribal casino operations, foundations and not-for-profit organizations, educational services and specialty trade contractors. Approximately $1.6 billion of the services category is made up of loans with individual balances of less than $10 million. Services sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

General business loans totaled $3.1 billion or 14 percent of total loans, an increase of $175 million over the prior quarter. General business loans consist of $1.6 billion of wholesale/retail loans and $1.5 billion of loans from other commercial industries.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of $100 million or more and with three or more non-affiliated banks as participants. At June 30, 2022, the outstanding principal balance of these loans totaled $4.6 billion, including $2.0 billion of energy loans. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 22 percent of our shared national credits, based on dollars committed. We hold shared national credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

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

The outstanding balance of commercial real estate loans increased $5.2 million over March 31, 2022 to $4.1 billion or 19 percent of total loans at June 30, 2022. Loans secured by industrial facilities grew by $42 million to $954 million. Multifamily residential loans increased $11 million to $879 million at June 30, 2022. Loans secured by retail facilities decreased $30 million to $637 million and loans secured by other commercial real estate properties decreased $11 million to $425 million.

Approximately 69 percent of loans in this segment are in our geographic footprint based on collateral location. The largest concentration of loans in this segment outside our footprint is Utah, totaling 10 percent of the segment. All other states represent less than 5 percent individually.
Paycheck Protection Program
We actively participated in programs initiated by the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), including the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP") that began on April 3, 2020. PPP provided fully forgivable loans when utilized for qualified expenditures, including to help small businesses maintain payrolls during the COVID-19 pandemic. The remaining loans in this portfolio generally have a contractual term of five years, though most are expected to be forgiven prior to maturity after completion of a compliance period. Loans are guaranteed and amounts forgiven will be reimbursed to the Company by the SBA. The loans carry a fixed interest rate of 1 percent. Interest plus loan fees, which vary depending on loan size, are accrued over the contractual life of the loan. Remaining unaccreted origination fees were not significant at June 30, 2022.
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

Table 13-- Loans Managed by Primary Geographical Market
(In thousands)

	June 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sep. 30, 2021	June 30, 2021
Texas:
Commercial	$6,631,658	$6,254,883	$6,068,700	$5,815,562	$5,690,901
Commercial real estate	1,339,452	1,345,105	1,253,439	1,383,871	1,403,751
Paycheck protection program	14,040	31,242	81,654	115,623	342,933
Loans to individuals	934,856	957,320	942,982	901,121	885,619
Total Texas	8,920,006	8,588,550	8,346,775	8,216,177	8,323,204

Oklahoma:
Commercial	3,125,764	2,883,663	2,633,014	2,590,887	2,840,560
Commercial real estate	576,458	552,310	546,021	552,184	552,673
Paycheck protection program	13,329	52,867	69,817	192,474	242,880
Loans to individuals	1,982,247	1,977,886	2,024,404	2,014,099	2,063,419
Total Oklahoma	5,697,798	5,466,726	5,273,256	5,349,644	5,699,532

Colorado:
Commercial	2,074,455	1,977,773	1,936,149	1,874,613	1,904,182
Commercial real estate	473,231	480,740	470,937	526,653	656,521
Paycheck protection program	8,233	28,584	82,781	140,470	299,712
Loans to individuals	234,105	236,125	256,533	249,298	262,796
Total Colorado	2,790,024	2,723,222	2,746,400	2,791,034	3,123,211

Arizona:
Commercial	1,080,228	1,074,551	1,130,798	1,194,801	1,239,270
Commercial real estate	766,767	719,970	674,309	734,174	705,497
Paycheck protection program	5,173	11,644	21,594	42,815	104,946
Loans to individuals	212,870	190,746	186,528	182,506	178,481
Total Arizona	2,065,038	1,996,911	2,013,229	2,154,296	2,228,194

Kansas/Missouri:
Commercial	338,337	334,371	338,697	336,414	388,291
Commercial real estate	458,157	436,740	382,761	408,001	406,055
Paycheck protection program	573	2,595	4,718	6,920	41,954
Loans to individuals	125,584	121,247	110,889	100,920	103,092
Total Kansas/Missouri	922,651	894,953	837,065	852,255	939,392

New Mexico:
Commercial	252,033	262,533	306,964	287,695	304,804
Commercial real estate	431,606	504,632	442,128	437,302	437,996
Paycheck protection program	1,792	9,713	13,510	31,444	86,716
Loans to individuals	67,026	63,299	63,930	66,651	68,177
Total New Mexico	752,457	840,177	826,532	823,092	897,693

Arkansas:
Commercial	76,222	95,415	92,143	75,168	104,899
Commercial real estate	60,477	61,459	61,730	74,707	84,499
Paycheck protection program	—	720	2,267	6,306	2,442
Loans to individuals	6,475	6,296	6,283	5,257	13,383
Total Arkansas	143,174	163,890	162,423	161,438	205,223

Total BOK Financial loans	$21,291,148	$20,674,429	$20,205,680	$20,347,936	$21,416,449

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

Table 14 – Off-Balance Sheet Credit Commitments
(In thousands)

	June 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sep. 30, 2021	June 30, 2021
Loan commitments	$13,470,286	$12,490,832	$12,471,482	$12,044,695	$11,518,158
Standby letters of credit	700,929	654,185	699,743	638,067	671,878
Unpaid principal balance of residential mortgage loans sold with recourse	48,775	51,459	54,226	57,988	62,080
Unpaid principal balance of residential mortgage loans transferred into mortgage-backed securities guaranteed by U.S. Dept. of Veterans Affairs	1,038,317	1,062,197	1,095,877	1,150,124	1,225,100
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

Derivative contracts are carried at fair value. At June 30, 2022, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $2.0 billion compared to $2.4 billion at March 31, 2022. At June 30, 2022, the net fair value of our derivative contracts included $1.9 billion for energy contracts, $96 million for interest rate swaps and $70 million for foreign exchange contracts. The aggregate net fair value of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $2.0 billion at June 30, 2022 and $2.4 billion at March 31, 2022.

At June 30, 2022, total derivative assets were reduced by $75 million of cash collateral received from counterparties and total derivative liabilities were reduced by $1.9 billion of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement. Derivative contracts executed with customers may be secured by non-cash collateral in conjunction with a credit agreement with that customer, such as proven producing oil and gas properties. Access to this collateral in event of default is reasonably assured.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at June 30, 2022 follows in Table 15.

Table 15 -- Fair Value of Derivative Contracts
(In thousands)

Customers	$1,837,191
Banks and other financial institutions	69,709
Exchanges and clearing organizations	43,978
Fair value of customer risk management program asset derivative contracts, net	$1,950,878

At June 30, 2022, our largest derivative exposure was to an energy customer for $94 million.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equivalent to $91.47 per barrel of oil would decrease the fair value of derivative assets by $510 million, with lending customers comprising the bulk of the assets. An increase in prices equivalent to $120.05 per barrel of oil would increase the fair value of derivative assets by $673 million as asset values rise faster than margin paid. Liquidity requirements of this program may also be affected by our credit rating. At June 30, 2022, a decrease in our credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $10 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of June 30, 2022, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.

Summary of Credit Loss Experience

Table 16 -- Summary of Credit Loss Experience
(In thousands)

	Three Months Ended
	June 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sep. 30, 2021	June 30, 2021
Allowance for loan losses:
Beginning balance	$246,473	$256,421	276,680	311,890	352,402
Loans charged off	(1,368)	(7,805)	(6,558)	(9,584)	(18,304)
Recoveries of loans previously charged off	2,167	1,824	7,272	1,769	2,856
Net loans recovered (charged off)	799	(5,981)	714	(7,815)	(15,448)
Provision for credit losses	(6,158)	(3,967)	(20,973)	(27,395)	(25,064)
Ending balance	$241,114	$246,473	$256,421	$276,680	$311,890

Accrual for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$36,245	$32,977	29,239	24,287	32,877
Provision for credit losses	6,005	3,268	3,738	4,952	(8,590)
Ending balance	$42,250	$36,245	$32,977	$29,239	$24,287

Accrual for off-balance sheet credit risk associated with mortgage banking activities:
Beginning balance	$3,997	$3,382	3,264	3,828	5,135
Loans charged off	(63)	(6)	(32)	(30)	(85)
Provision for credit losses	69	621	150	(534)	(1,222)
Ending balance	$4,003	$3,997	$3,382	$3,264	$3,828

Allowance for credit losses related to held-to-maturity (investment) securities:
Beginning balance	$633	$555	$470	$493	$617
Provision for credit losses	84	78	85	(23)	(124)
Ending balance	$717	$633	$555	$470	$493

Total provision for credit losses	$—	$—	$(17,000)	$(23,000)	$(35,000)

	Three Months Ended
	June 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sep. 30, 2021	June 30, 2021
Average loans by portfolio segment :
Commercial	$13,382,176	$12,677,706	$12,401,935	$12,231,230	$12,402,925
Commercial real estate	4,061,129	4,059,148	3,838,336	4,218,190	4,395,848
Paycheck protection program	90,312	210,110	404,261	792,728	1,668,047
Loans to individuals	3,524,097	3,516,698	3,598,121	3,606,460	3,700,269
Net charge-offs (annualized) to average loans	(0.02)%	0.12%	(0.01)%	0.15%	0.28%
Net charge-offs (annualized) to average loans excluding PPP loans[1]	(0.02)%	0.12%	(0.01)%	0.16%	0.30%
Net charge-offs (annualized) to average loans by portfolio segment:
Commercial	(0.05)%	0.17%	(0.03)%	0.20%	0.47%
Commercial real estate	0.01%	—%	(0.06)%	0.11%	0.06%
Paycheck protection program	—%	—%	—%	—%	—%
Loans to individuals	0.08%	0.05%	0.08%	0.05%	0.02%
Recoveries to gross charge-offs	158.41%	23.37%	110.89%	18.46%	15.60%
Provision for loan losses (annualized) to average loans	(0.12)%	(0.08)%	(0.41)%	(0.53)%	(0.45)%
Allowance for loan losses to loans outstanding at period-end	1.13%	1.19%	1.27%	1.36%	1.46%
Allowance for loan losses to loans outstanding at period-end excluding PPP loans[1]	1.13%	1.20%	1.29%	1.40%	1.54%
Accrual for unfunded loan commitments to loan commitments	0.31%	0.29%	0.26%	0.24%	0.21%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period-end	1.33%	1.37%	1.43%	1.50%	1.57%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period-end excluding PPP loans[1]	1.33%	1.38%	1.45%	1.54%	1.66%
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
No provision for credit losses was necessary for the second quarter of 2022. An increase in allowance related to our lending activities from the strong loan growth during the quarter and changes in our reasonable and supportable forecast, primarily related to the economic outlook from the Federal Reserve's actions to control inflation, were offset by the impact of a sustained trend of improving credit quality metrics.

The probability weightings of our base case reasonable and supportable forecast decreased and our downside reasonable and supportable forecast increased in the second quarter of 2022 compared to the first quarter of 2022 as the level of uncertainty in the current economic outlook increased. In addition, the key economic factors were generally less favorable to economic growth across all scenarios. These changes resulted in a $15.8 million increase in the provision for credit losses. This increase was largely offset by a decrease in expected losses on commercial services and wholesale / retail loans.
A summary of macroeconomic variables considered in developing our estimate of expected credit losses at June 30, 2022 follows:

	Base	Downside	Upside
Scenario probability weighting	55%	35%	10%
Economic outlook	The Russia-Ukraine conflict remains isolated and conditions improve by the fourth quarter of 2022.

The federal funds rate is increased at Federal Reserve Open Market ("FOMC") meetings through June 2023, which results in a target range of 3.50 percent to 3.75 percent.

Labor force participants continue to re-enter the job market to meet the record number of job openings. Inflation pressures cause modest declines in real household income compared to pre-pandemic levels, but is offset by a drawdown in savings. This results in below-trend GDP growth.	The Russia-Ukraine conflict persists through second quarter of 2023, but remains isolated.

Additional surges in commodity prices exacerbated by supply chain dislocations create higher levels of inflation forcing the Federal Reserve to adopt a more aggressive monetary policy to combat the inflationary environment. This results in a target range of 4.50 percent to 4.75 percent by June 2023. This pushes the United States into a recession, with a contraction in economic activity and a sharp increase in the unemployment rate.	The Russia-Ukraine conflict remains isolated and conditions improve in the third quarter 2022.

The federal funds rate is increased at FOMC meetings through June 2023, which results in a target range of 3.00 percent to 3.25 percent.

			Labor force participants continue to re-enter the job market to meet the record number of job openings. The increase in employment helps maintain household income above its pre-pandemic trend. This coupled with the drawdown in savings, supports consumer spending and produces GDP growth consistent with pre-pandemic levels.
Macro-economic factors
–GDP is forecasted to grow by 1.4 percent over the next 12 months.
–Civilian unemployment rate of 3.7 percent in the third quarter of 2022 increases to 4.0 percent by the second quarter of 2023.
–WTI oil prices are projected to generally follow the NYMEX forward curve that existed at the end of June 2022 and are expected to average $98.15 per barrel over the next 12 months.

–GDP is forecasted to contract 1.8 percent over the next twelve months.
–Civilian unemployment rate of 4.2 percent in the third quarter of 2022 increases to 6.9 percent in the second quarter of 2023.
–WTI oil prices are projected to average $105.36 over the next 12 months, with a peak of $130.37 in the fourth quarter of 2022 and falling 39% over the following two quarters.

–GDP is forecasted to grow by 2.4 percent over the next 12 months.
–Civilian unemployment rate of 3.5 percent in the third quarter of 2022 increases to 3.6 percent by the second quarter of 2023.
–WTI oil prices are projected to average $90.27 per barrel over the next 12 months.

The sensitivity to management's economic scenario weighting may be quantified by comparing the results of weighting each economic scenario at 100%. For example, compared to a 100% Base Case scenario, a 100% Downside case would result in an additional $118 million in quantitative reserve at June 30, 2022. Such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related allowance.

Growth in loan balances resulted in a $5.3 million increase in allowance, offset by a $1.9 million decrease related to improved risk grading, a $3.0 million decrease related to changes in payment characteristics of the portfolio and net recoveries of $799 thousand during the second quarter of 2022. Improved risk grading during the quarter was primarily related to energy, services, general business and commercial real estate loans, partially offset by slightly worse risk grades in the healthcare portfolio. A summary of outstanding loan balances by risk grade is included in Note 4 to the Consolidated Financial Statements. Non-pass grade loans include other loans especially mentioned, defined by regulatory guidelines as loans that are currently performing in compliance with original terms but may have a potential weakness that deserves management’s close attention, accruing substandard loans, and nonaccruing loans. Non-pass grade loans totaled $323 million at June 30, 2022, a $66 million decrease compared to March 31, 2022. Non-pass graded loans were primarily composed of $81 million or 2 percent of services loans, $58 million or 2 percent of energy loans, $58 million or 2 percent of healthcare loans, $50 million or 1 percent of loans to individuals, $43 million or 1 percent of general business loans and $32 million or 1 percent of commercial real estate loans.

At June 30, 2022, the allowance for loan losses totaled $241 million or 1.13 percent of outstanding loans. Excluding residential mortgage loans guaranteed by U.S. government agencies, the allowance for loan losses was 251 percent of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $283 million or 1.33 percent of outstanding loans and 295 percent of nonaccruing loans at June 30, 2022.

No provision for credit losses was necessary for the first quarter of 2022. At March 31, 2022, the allowance for loan losses was $246 million or 1.19 percent of outstanding loans. Excluding residential mortgage loans guaranteed by U.S. government agencies, the allowance for loan losses was 230 percent of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $283 million or 1.37 percent of outstanding loans and 264 percent of nonaccruing loans.

Net Loans Charged Off

Net recoveries of commercial loans were $1.6 million in the second quarter of 2022. Net commercial real estate loan charge-offs were $62 thousand and net charge-offs of loans to individuals were $721 thousand. Net charge-offs of loans to individuals include deposit account overdraft losses.

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

Table 17 -- Nonperforming Assets
(In thousands)

	June 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sep. 30, 2021	June 30, 2021
Nonaccruing loans:
Commercial:
Energy	$20,924	$24,976	$31,091	$45,500	$70,341
Services	15,259	16,535	17,170	25,714	29,913
Healthcare	14,886	15,076	15,762	509	527
General business	3,539	3,750	10,081	8,951	11,823
Total commercial	54,608	60,337	74,104	80,674	112,604

Commercial real estate	10,939	15,989	14,262	21,223	26,123

Loans to individuals:
Residential mortgage	30,460	30,757	31,574	30,674	31,473
Residential mortgage guaranteed by U.S. government agencies	18,000	16,992	13,861	9,188	9,207
Personal	132	171	258	188	229
Total loans to individuals	48,592	47,920	45,693	40,050	40,909
Total nonaccruing loans	114,139	124,246	134,059	141,947	179,636
Accruing renegotiated loans guaranteed by U.S. government agencies	196,420	204,121	210,618	178,554	171,324
Real estate and other repossessed assets	22,221	24,492	24,589	28,770	57,337
Total nonperforming assets	$332,780	$352,859	$369,266	$349,271	$408,297
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$118,360	$131,746	$144,787	$161,529	$227,766

Allowance for loan losses to nonaccruing loans[1]	250.80%	229.80%	213.33%	208.41%	183.00%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to nonaccruing loans[1]	294.74%	263.60%	240.77%	230.43%	197.25%
Nonperforming assets to outstanding loans and repossessed assets	1.56%	1.70%	1.83%	1.71%	1.90%
Nonperforming assets to outstanding loans and repossessed assets[1,2]	0.56%	0.65%	0.74%	0.83%	1.14%
Nonaccruing loans to outstanding loans	0.54%	0.60%	0.66%	0.70%	0.84%
Nonaccruing commercial loans to outstanding commercial loans	0.40%	0.47%	0.59%	0.66%	0.90%
Nonaccruing commercial real estate loans to outstanding commercial real estate loans	0.27%	0.39%	0.37%	0.52%	0.62%
Nonaccruing loans to individuals to outstanding loans to individuals[1]	0.94%	0.96%	0.98%	0.98%	1.00%
1     Excludes residential mortgages guaranteed by U.S. government agencies.
2     Excludes residential mortgage and PPP loans guaranteed by U.S. government agencies.

Excluding assets guaranteed by U.S. government agencies, nonperforming assets decreased $13 million from March 31, 2022, primarily due to a $5.1 million decrease in nonaccruing commercial real estate loans and a $4.1 million decrease in nonaccruing energy loans. Newly identified nonaccruing loans totaled $4.4 million, offset by $8.4 million of payments, $4.0 million in foreclosures and $1.4 million of charge-offs. The Company generally retains nonperforming assets to maximize potential recovery, which may cause future nonperforming assets to decrease more slowly.

A rollforward of nonperforming assets for the three and six months ended June 30, 2022 follows in Table 18.

Table 18 -- Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	June 30, 2022
	Nonaccruing Loans
	Commercial	Commercial Real Estate	Loan to Individuals	Total	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, March 31, 2022	$60,337	$15,989	$47,920	$124,246	$204,121	$24,492	$352,859
Additions	68	196	4,140	4,404	10,744	—	15,148
Payments	(5,791)	(281)	(2,370)	(8,442)	(1,654)	—	(10,096)
Charge-offs	(6)	(78)	(1,284)	(1,368)	—	—	(1,368)
Net gains (losses) and write-downs	—	—	—	—	—	(4,014)	(4,014)
Foreclosure of nonperforming loans	—	(3,956)	(60)	(4,016)	—	4,016	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(1,097)	(1,097)	(321)	—	(1,418)
Proceeds from sales	—	—	—	—	(15,452)	(2,273)	(17,725)
Net transfers to nonaccruing loans	—	—	1,377	1,377	(1,377)	—	—
Return to accrual status	—	(931)	(34)	(965)	—	—	(965)
Other, net	—	—	—	—	359	—	359
Balance, June 30, 2022	$54,608	$10,939	$48,592	$114,139	$196,420	$22,221	$332,780

	Six Months Ended
	June 30, 2022
	Nonaccruing Loans
	Commercial	Commercial Real Estate	Loan to Individuals	Total	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, Dec. 31, 2021	$74,104	$14,262	$45,693	$134,059	$210,618	$24,589	$369,266
Additions	1,461	4,457	10,410	16,328	27,734	—	44,062
Payments	(14,870)	(571)	(6,777)	(22,218)	(3,887)	—	(26,105)
Charge-offs	(6,087)	(269)	(2,817)	(9,173)	—	—	(9,173)
Net gains (losses) and write-downs	—	—	—	—	—	(2,141)	(2,141)
Foreclosure of nonperforming loans	—	(3,956)	(124)	(4,080)	—	4,080	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(1,988)	(1,988)	(922)	—	(2,910)
Proceeds from sales	—	—	—	—	(33,258)	(4,307)	(37,565)
Net transfers to nonaccruing loans	—	—	4,615	4,615	(4,615)	—	—
Return to accrual status	—	(2,984)	(420)	(3,404)	—	—	(3,404)
Other, net	—	—	—	—	750	—	750
Balance, June 30, 2022	$54,608	$10,939	$48,592	$114,139	$196,420	$22,221	$332,780

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

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets totaled $22 million at June 30, 2022, composed primarily of $15 million of developed commercial real estate. Real estate and other repossessed assets decreased $2.3 million compared to March 31, 2022.

Liquidity and Capital

Based on the average balances for the second quarter of 2022, approximately 82 percent of our funding was provided by deposit accounts, 5 percent from borrowed funds, less than 1 percent from long-term subordinated debt and 10 percent from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Average deposits for the second quarter of 2022 totaled $38.6 billion, a $1.8 billion decrease compared to the first quarter of 2022. Deposit balances are beginning to reduce as customers start to deploy cash resources into higher yielding alternatives and increase spending levels following the height of the pandemic. Interest-bearing transaction account balances decreased $1.7 billion. Demand deposits grew by $140 million and savings account balances were up $34 million. Certificate of deposit balances decreased $216 million.

Table 19 - Average Deposits by Line of Business
(In thousands)

	Three Months Ended
	June 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sep. 30, 2021	June 30, 2021
Commercial Banking	$18,933,766	$19,595,260	$19,537,285	$17,881,673	$17,049,772
Consumer Banking	8,876,469	8,746,622	8,682,437	8,516,942	8,469,043
Wealth Management	8,482,785	9,619,323	9,194,019	9,120,446	9,695,319
Subtotal	36,293,020	37,961,205	37,413,741	35,519,061	35,214,134
Funds Management and other	2,301,400	2,401,002	2,388,347	2,315,325	2,276,093
Total	$38,594,420	$40,362,207	$39,802,088	$37,834,386	$37,490,227

Average Commercial Banking deposit balances decreased $661 million compared to the first quarter of 2022. Interest-bearing transaction account balances decreased $731 million and time deposits decreased $223 million. Demand deposit balances were up $292 million. Commercial deposit balances have decreased as short-term rates move higher, enhancing their investment alternatives.

Average Consumer Banking deposit balances increased $130 million over the prior quarter, largely due to annual income tax deadlines. Demand deposit balances increased $68 million, interest-bearing transaction deposit balances increased $55 million and savings account balances increased $35 million.

Average Wealth Management deposits decreased $1.1 billion compared to the first quarter of 2022. A $925 million decrease in interest-bearing transaction accounts and a $233 million decrease in demand deposit balances was partially offset by a $22 million increase in time deposit balances.

Average time deposits for the second quarter of 2022 included $57 million of brokered deposits, a $9.3 million increase compared to the first quarter of 2022. Average interest-bearing transaction accounts for the second quarter included $2.0 billion of brokered deposits, a $67 million decrease compared to the first quarter of 2022.

The distribution of our period end deposit account balances among principal markets follows in Table 20.

Table 20 -- Period End Deposits by Principal Market Area
(In thousands)

	June 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sep. 30, 2021	June 30, 2021
Oklahoma:
Demand	$5,422,593	$5,205,806	$5,433,405	$5,080,162	$4,985,542
Interest-bearing:
Transaction	10,240,378	11,410,709	12,689,367	11,692,679	12,065,844
Savings	561,413	558,634	521,439	510,906	500,344
Time	678,127	817,744	978,822	1,039,866	1,139,980
Total interest-bearing	11,479,918	12,787,087	14,189,628	13,243,451	13,706,168
Total Oklahoma	16,902,511	17,992,893	19,623,033	18,323,613	18,691,710

Texas:
Demand	4,670,535	4,552,001	4,552,983	3,987,503	3,752,790
Interest-bearing:
Transaction	5,344,326	4,963,118	5,345,461	4,985,465	4,335,113
Savings	183,708	182,536	178,458	165,043	160,805
Time	333,038	329,931	337,559	337,389	346,577
Total interest-bearing	5,861,072	5,475,585	5,861,478	5,487,897	4,842,495
Total Texas	10,531,607	10,027,586	10,414,461	9,475,400	8,595,285

Colorado:
Demand	2,799,798	2,673,352	2,526,855	2,158,596	1,991,343
Interest-bearing:
Transaction	2,277,563	2,387,304	2,334,371	2,337,354	2,159,819
Savings	82,976	81,762	78,636	79,873	73,990
Time	160,795	165,401	174,351	184,002	193,787
Total interest-bearing	2,521,334	2,634,467	2,587,358	2,601,229	2,427,596
Total Colorado	5,321,132	5,307,819	5,114,213	4,759,825	4,418,939

New Mexico:
Demand	1,347,600	1,271,264	1,196,057	1,222,895	1,197,412
Interest-bearing:
Transaction	845,442	888,257	858,394	837,630	723,757
Savings	115,660	115,457	107,963	107,615	105,837
Time	148,532	156,140	163,871	168,879	174,665
Total interest-bearing	1,109,634	1,159,854	1,130,228	1,114,124	1,004,259
Total New Mexico	2,457,234	2,431,118	2,326,285	2,337,019	2,201,671

	June 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sep. 30, 2021	June 30, 2021
Arizona:
Demand	901,543	947,775	934,282	1,110,884	943,511
Interest-bearing:
Transaction	792,269	810,896	834,491	784,614	820,901
Savings	17,999	18,122	16,182	16,468	13,496
Time	28,774	27,259	31,274	30,862	30,012
Total interest-bearing	839,042	856,277	881,947	831,944	864,409
Total Arizona	1,740,585	1,804,052	1,816,229	1,942,828	1,807,920

Kansas/Missouri:
Demand	537,143	553,345	658,342	488,595	463,339
Interest-bearing:
Transaction	913,921	1,107,525	1,086,946	965,757	978,160
Savings	19,943	19,589	18,844	17,303	17,539
Time	13,962	11,527	12,255	13,040	13,509
Total interest-bearing	947,826	1,138,641	1,118,045	996,100	1,009,208
Total Kansas/Missouri	1,484,969	1,691,986	1,776,387	1,484,695	1,472,547

Arkansas:
Demand	41,084	38,798	42,499	41,594	46,472
Interest-bearing:
Transaction	130,300	122,020	119,543	149,611	195,125
Savings	3,125	3,265	3,213	3,289	3,445
Time	6,371	6,414	6,196	6,677	6,819
Total interest-bearing	139,796	131,699	128,952	159,577	205,389
Total Arkansas	180,880	170,497	171,451	201,171	251,861
Total BOK Financial deposits	$38,618,918	$39,425,951	$41,242,059	$38,524,551	$37,439,933

In addition to deposits, liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country. The Company has no wholesale federal funds purchased at June 30, 2022. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale and trading securities. Federal Home Loan Bank borrowings are generally short-term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and agency mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $1.3 billion during the quarter, compared to $1.1 billion in the first quarter of 2022.

At June 30, 2022, the estimated unused credit available to BOKF, NA from collateralized sources was approximately $15 billion.

A summary of other borrowings for BOK Financial on a consolidated basis follows in Table 21.

Table 21 -- Borrowed Funds
(In thousands)

		Three Months Ended June 30, 2022				Three Months Ended Mar. 31, 2022
	June 30, 2022	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	Mar. 31, 2022	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter

Funds purchased	163,961	365,054	1.22%	307,424	444,068	371,435	0.57%	444,068
Repurchase agreements	513,069	859,080	0.23%	595,816	624,261	1,633,031	1.04%	3,034,312
Other borrowings:
Federal Home Loan Bank advances	—	1,267,033	0.89%	—	—	1,112,222	0.28%	700,000
GNMA repurchase liability	5,123	5,150	4.05%	5,123	6,294	6,530	4.29%	6,804
Other	30,382	29,175	3.23%	30,382	29,952	29,688	2.39%	29,952
Total other borrowings	35,505	1,301,358	1.01%		36,246	1,148,440	0.38%
Subordinated debentures[1]	131,223	131,219	4.50%	131,223	131,209	131,228	4.02%	131,230
Total other borrowed funds and subordinated debentures	$843,758	$2,656,711	0.96%		$1,235,784	$3,284,134	0.88%
1 Parent Company only.
BOKF, NA also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold in GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors if delinquent loans are not repurchased from the GNMA mortgage pools.

Parent Company

At June 30, 2022, cash and interest-bearing cash and cash equivalents held by the parent company totaled $162 million. The primary sources of liquidity for BOK Financial are cash on hand and dividends from BOKF, NA. Dividends from the bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At June 30, 2022, based upon the most restrictive limitations as well as management's internal capital policy, BOKF, NA could declare up to $206 million of dividends. Dividend constraints may be alleviated through increases in retained earnings, capital issuances or changes in risk weighted assets. Future losses or increases in required regulatory capital at the bank could affect its ability to pay dividends to the parent company.

Our equity capital at June 30, 2022 was $4.7 billion, a $112 million decrease compared to March 31, 2022. Net income less cash dividends paid increased equity $97 million during the second quarter of 2022. Changes in interest rates resulted in a $185 million decrease in accumulated other comprehensive income compared to March 31, 2022. We also repurchased $24 million of common stock during the second quarter of 2022. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings including expected benefits from lower federal income tax rates, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt or perpetual preferred stock issuance, share repurchase and stock and cash dividends.

On April 30, 2019, the board of directors authorized the Company to purchase up to five million common shares, subject to market conditions, securities law and other regulatory compliance limitations. As of June 30, 2022, 4,103,431 shares have been repurchased under this authorization. The Company repurchased 294,084 shares of common stock at an average price of $82.98 a share in the second quarter of 2022. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.

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

In March 2020, in response to the impact on the financial markets by the COVID-19 pandemic, the banking agencies issued an interim final rule permitting banking organizations that implement CECL the option to delay for two years an estimate of the CECL methodology's effect on regulatory capital, followed by a three-year transition period. The estimate includes the implementation date adjustment as of January 1, 2020 plus an estimate of the impact of the change for a two year period following implementation of CECL. We elected to delay the regulatory capital impact of the transition in accordance with the interim final rule. Deferral of the impact of CECL added 10 basis points to the Company's Common equity Tier 1 capital at June 30, 2022.

The capital ratios for BOK Financial on a consolidated basis are presented in Table 22.

Table 22 -- Capital Ratios

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer	June 30, 2022	Mar. 31, 2022	June 30, 2021
Risk-based capital:
Common equity Tier 1	4.50%	2.50%	7.00%	11.61%	11.30%	11.95%
Tier 1 capital	6.00%	2.50%	8.50%	11.63%	11.31%	12.01%
Total capital	8.00%	2.50%	10.50%	12.59%	12.25%	13.61%
Tier 1 Leverage	4.00%	N/A	4.00%	9.12%	8.47%	8.58%

Average total equity to average assets				10.01%	10.18%	10.62%
Tangible common equity ratio				8.16%	8.13%	9.09%

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

Table 23 provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 23 -- Non-GAAP Measure
(Dollars in thousands)

	June 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sep. 30, 2021	June 30, 2021
Tangible common equity ratio:
Total shareholders' equity	$4,737,339	$4,849,582	$5,363,732	$5,388,973	$5,332,977
Less: Goodwill and intangible assets, net	1,128,493	1,132,510	1,136,527	1,140,935	1,153,785
Tangible common equity	3,608,846	3,717,072	4,227,205	4,248,038	4,179,192
Total assets	45,377,072	46,826,507	50,249,431	46,923,409	47,154,375
Less: Goodwill and intangible assets, net	1,128,493	1,132,510	1,136,527	1,140,935	1,153,785
Tangible assets	$44,248,579	$45,693,997	$49,112,904	$45,782,474	$46,000,590
Tangible common equity ratio	8.16%	8.13%	8.61%	9.28%	9.09%

Pre-provision net revenue:
Net income before taxes	$168,980	$78,649	$152,025	$241,782	$215,603
Provision for expected credit losses	—	—	(17,000)	(23,000)	(35,000)
Net income (loss) attributable to non-controlling interests	12	(36)	(129)	(601)	686
Pre-provision net revenue	$168,968	$78,685	$135,154	$219,383	$179,917

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

Interest Rate Risk – Other than Trading

As previously noted in the Net Interest Revenue section of this report, management has implemented strategies to manage the Company’s balance sheet exposure to changes in interest rates over a twelve-month period within established policy limits. The effectiveness of these strategies in managing the overall interest rate risk is evaluated through the use of an asset/liability model. BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest revenue. A simulation model is used to estimate the effect of changes in interest rates on our performance across multiple interest rate scenarios. Our current internal policy limit for net interest revenue variation due to a 200 basis point parallel change in market interest rates over twelve months is a maximum decline of 5 percent. The results of a 200 basis point decrease in interest rates in the current low-rate environment are not meaningful. Until such time as it becomes meaningful, we will instead report the effect of a 100 basis point decrease in interest rates. Management also reviews alternative rate changes and time periods.

The Company’s primary interest rate exposures include the Federal Funds rate, which affects short-term borrowings, and the prime lending rate, LIBOR and SOFR, which are the basis for much of the variable rate loan pricing. Additionally, residential mortgage rates directly affect the prepayment speeds for residential mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. In addition, the impact on the level and composition of demand deposit accounts and other core deposit balances resulting from a significant increase in short-term market interest rates and the overall interest rate environment is likely to be material. The simulation incorporates assumptions regarding the effects of such changes based on a combination of historical analysis and expected behavior. The impact of planned growth and new business activities is factored into the simulation model.

The interest rate sensitivity in Table 24 indicates management’s estimation of the impact of rate changes on net interest revenue. Should deposit costs be 10 percent more sensitive to changes in rates, the variation in net interest revenue over the next twelve months would be 3.99 percent, or $51.3 million for the 200 basis point increase scenario. Alternatively, should deposit funding costs be 10 percent less sensitive to changes in rates, the variation in net interest revenue over the next twelve months would be 6.39 percent, or $82.2 million for the 200 basis point increase scenario. Additionally, in a flattening yield curve scenario where long-term rates increase by 100 basis points and short-term rates increase by 200 basis points, net interest revenue would increase by approximately 2.66 percent, or $34.2 million.

Table 24 -- Interest Rate Sensitivity
(Dollars in thousands)

	June 30, 2022			Mar. 31, 2022
	200 bp Increase	100 bp Increase	100 bp Decrease	200 bp Increase	100 bp Increase	100 bp Decrease
Anticipated impact over the next twelve months on net interest revenue	$66,720	$47,620	$(62,104)	$85,608	$55,495	$(66,286)
	5.19%	3.70%	(4.83)%	7.53%	4.88%	(5.83)%
Anticipated impact over months twelve through twenty-four	$167,107	$122,239	$(168,539)	$195,813	$132,326	$(162,122)
	12.14%	8.88%	(12.24)%	16.36%	11.39%	(13.54)%

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

Table 25 -- MSR Asset and Hedge Sensitivity Analysis
(Dollars in thousands)

	June 30, 2022		Mar. 31, 2022
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
MSR Asset	$8,502	$(11,579)	$12,025	$(17,973)
MSR Hedge	(8,009)	8,080	(13,708)	13,723
Net Exposure	493	(3,499)	(1,683)	(4,250)

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

Table 26 -- Mortgage Pipeline Sensitivity Analysis
(Dollars in thousands)

	Three Months Ended				Six Months Ended June 30,
	June 30, 2022		Mar. 31, 2022		2022		2021
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(81)	$(158)	$(96)	$(420)	$(89)	$(288)	$(555)	$(547)
Low[2]	76	91	161	2	161	91	(17)	13
High[3]	(222)	(327)	(402)	(779)	(402)	(779)	(1,244)	(1,097)
Period End	(87)	(20)	(27)	(95)	(87)	(20)	(291)	(408)
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

Stressed VaR is calculated using the same internal models as used for the VaR-based measure. Stressed VaR is calculated over a ten-day holding period at a one-tail, 99% confidence level and employs a historical simulation approach based on a continuous twelve-month historical window selected to reflect a period of significant financial stress for the Company’s trading portfolio.

The trading portfolio’s VaR and Stressed VaR profiles are influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios, because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. Table 27 below summarizes certain VaR and Stressed VaR based measures for the three months ended June 30, 2022, March 31, 2022, June 30, 2021 and Mar. 31, 2021. In the second quarter of 2022, both VaR measures decreased from the previous quarter. This decrease resulted from a decline in total trading assets and a decrease in basis risk between trading assets and their economic hedges.

Table 27 -- VaR and SVaR Measures

	Three Months Ended				Three Months Ended
	June 30, 2022		Mar. 31, 2022		June 30, 2021		Mar. 31, 2021
	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR
Average[1]	$6,070	$12,619	$8,759	$39,402	$11,585	$19,865	$6,836	$10,266
Low	2,612	5,820	5,969	23,910	7,151	10,814	3,500	4,582
High	11,583	25,184	14,556	73,790	18,802	38,031	9,951	27,792
Period End	3,386	8,220	8,178	23,988	9,368	20,870	8,038	11,221
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

Limit Structure

Beyond VaR and SVaR described above, Management also performs a sensitivity analysis to measure market risk from changes in interest rates on its trading portfolio. Applicable interest rates are shocked up and down 50 basis points calculating an estimated change in fair value, net of economic hedging activity that may result. The Board has approved an $8 million market risk limit for the trading portfolio, net of economic hedges.

Table 28 -- Trading Sensitivity Analysis
(Dollars in thousands)

	Three Months Ended				Six Months Ended June 30,
	June 30, 2022		Mar. 31, 2022		2022		2021
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(435)	$939	$499	$2,927	$60	$1,896	$(1,692)	$3,747
Low[2]	3,004	4,658	8,643	12,277	8,643	12,277	5,818	13,323
High[3]	(3,672)	(2,779)	(11,253)	(3,813)	(11,253)	(3,813)	(9,345)	(4,618)
Period End	785	(1,138)	49	1,076	785	(1,138)	3,941	(283)
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

Governance

Model Risk Governance and Review

BOK Financial has an internal but independent Model Risk Governance and Review ("MRGR") team that validates models to verify they are conceptually sound, computationally accurate, are performing as expected, and are in line with their intended use. MRGR also enforces the company’s model risk governance program that defines roles and responsibilities, including the authority to levy findings requiring remediation and to restrict model usage.

Model Validation

MRGR is independent of both the developers and users of the models. The team validates models through an evaluation process that assesses the data, theory, implementation, outcomes, and governance of each scenario. MRGR assigns each model a model risk score which determines the frequency and scope of each validation. Validations comprise an assessment of model performance as well as a model’s potential limitations given its particular assumptions or weaknesses. Based on the results of the review, the team determines the use case for the model. The ultimate validation results may require remediation actions from the business line. MRGR communicates their result as one of the following three outcomes: “Approved for use”, “Approved with findings”, or “Unapproved”.
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

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
Interest revenue	2022	2021	2022	2021
Loans	$204,015	$193,841	$382,388	$391,415
Residential mortgage loans held for sale	1,559	1,569	2,953	2,949
Trading securities	22,958	36,655	63,933	72,577
Investment securities	3,485	2,608	5,839	5,334
Available for sale securities	58,672	58,909	116,604	117,517
Fair value option securities	437	402	928	898
Restricted equity securities	1,384	1,751	2,491	3,110
Interest-bearing cash and cash equivalents	1,737	158	2,210	332
Total interest revenue	294,247	295,893	577,346	594,132
Interest expense
Deposits	13,862	8,425	21,460	18,275
Borrowed funds	4,894	3,806	10,682	8,428
Subordinated debentures	1,473	3,353	2,775	6,700
Total interest expense	20,229	15,584	34,917	33,403
Net interest revenue	274,018	280,309	542,429	560,729
Provision for credit losses	—	(35,000)	—	(60,000)
Net interest revenue after provision for credit losses	274,018	315,309	542,429	620,729
Other operating revenue
Brokerage and trading revenue	44,043	29,408	16,964	50,190
Transaction card revenue	26,940	24,923	51,156	47,353
Fiduciary and asset management revenue	49,838	44,832	96,237	86,154
Deposit service charges and fees	28,500	25,861	55,504	50,070
Mortgage banking revenue	11,368	21,219	28,018	58,332
Other revenue	12,684	23,172	23,129	39,468
Total fees and commissions	173,373	169,415	271,008	331,567
Other gains (losses), net	(7,639)	16,449	(9,283)	26,570
Gain (loss) on derivatives, net	(13,569)	18,820	(60,550)	(8,830)
Loss on fair value option securities, net	(2,221)	(1,627)	(13,422)	(3,537)
Change in fair value of mortgage servicing rights	17,485	(13,041)	66,595	20,833
Gain on available for sale securities, net	1,188	1,430	2,125	1,897
Total other operating revenue	168,617	191,446	256,473	368,500
Other operating expense
Personnel	154,923	172,035	314,151	345,045
Business promotion	6,325	2,744	12,838	4,898
Charitable contributions to BOKF Foundation	—	—	—	4,000
Professional fees and services	12,475	12,361	23,888	24,341
Net occupancy and equipment	27,489	26,633	58,344	53,295
Insurance	4,728	3,660	9,011	8,280
Data processing and communications	41,280	36,418	81,116	73,885
Printing, postage and supplies	3,929	4,285	7,618	7,725
Amortization of intangible assets	4,049	4,578	8,013	9,385
Mortgage banking costs	9,437	11,126	17,314	25,069
Other expense	9,020	17,312	18,980	31,013
Total other operating expense	273,655	291,152	551,273	586,936
Net income before taxes	168,980	215,603	247,629	402,293
Federal and state income taxes	36,122	48,496	52,319	90,878
Net income	132,858	167,107	195,310	311,415
Net loss attributable to non-controlling interests	12	686	(24)	(1,066)
Net income attributable to BOK Financial Corporation shareholders	$132,846	$166,421	$195,334	$312,481
Earnings per share:
Basic	$1.96	$2.40	$2.87	$4.50
Diluted	$1.96	$2.40	$2.87	$4.50
Average shares used in computation:
Basic	67,453,748	68,815,666	67,616,396	68,975,743
Diluted	67,455,172	68,817,442	67,617,834	68,978,798
Dividends declared per share	$0.53	$0.52	$1.06	$1.04
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$132,858	$167,107	$195,310	$311,415
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	(242,536)	8,480	(881,577)	(141,651)
Reclassification adjustments included in earnings:
Interest revenues, Investment securities	2,455	—	2,455	—
Gain on available for sale securities, net	(1,188)	(1,430)	(2,125)	(1,897)
Other comprehensive income (loss) before income taxes	(241,269)	7,050	(881,247)	(143,548)
Federal and state income taxes	(56,467)	1,691	(206,248)	(34,448)
Other comprehensive income (loss), net of income taxes	(184,802)	5,359	(674,999)	(109,100)
Comprehensive income (loss)	(51,944)	172,466	(479,689)	202,315
Comprehensive income (loss) attributable to non-controlling interests	12	686	(24)	(1,066)
Comprehensive income (loss) attributable to BOK Financial Corp. shareholders	$(51,956)	$171,780	$(479,665)	$203,381

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2022	Dec. 31, 2021
	(Unaudited)	(Footnote 1)
Assets
Cash and due from banks	$1,313,563	$712,067
Interest-bearing cash and cash equivalents	723,787	2,125,343
Trading securities	2,859,444	9,136,813
Investment securities, net of allowance (fair value: June 30, 2022 – $2,607,757; December 31, 2021 – $231,395)	2,637,345	210,444
Available for sale securities	10,152,663	13,157,817
Fair value option securities	37,927	43,770
Restricted equity securities	95,130	83,113
Residential mortgage loans held for sale	182,726	192,295
Loans	21,291,148	20,205,680
Allowance for loan losses	(241,114)	(256,421)
Loans, net of allowance	21,050,034	19,949,259
Premises and equipment, net	573,605	574,148
Receivables	176,672	223,021
Goodwill	1,044,749	1,044,749
Intangible assets, net	83,744	91,778
Mortgage servicing rights	270,312	163,198
Real estate and other repossessed assets, net of allowance (June 30, 2022 – $10,822; December 31, 2021 – $6,083)	22,221	24,589
Derivative contracts, net	1,992,977	1,097,297
Cash surrender value of bank-owned life insurance	409,937	405,607
Receivable on unsettled securities sales	60,168	56,172
Other assets	1,690,068	957,951
Total assets	$45,377,072	$50,249,431

Liabilities and Equity
Liabilities:
Noninterest-bearing demand deposits	$15,720,296	$15,344,423
Interest-bearing deposits:
Transaction	20,544,199	23,268,573
Savings	984,824	924,735
Time	1,369,599	1,704,328
Total deposits	38,618,918	41,242,059
Funds purchased and repurchase agreements	677,030	2,326,449
Other borrowings	35,505	36,753
Subordinated debentures	131,223	131,226
Accrued interest, taxes and expense	211,419	273,041
Derivative contracts, net	214,576	275,625
Due on unsettled securities purchases	297,352	160,686
Other liabilities	449,507	435,221
Total liabilities	40,635,530	44,881,060
Shareholders' equity:
Common stock ($0.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: June 30, 2022 – 76,408,276; December 31, 2021 – 76,254,029)	5	5
Capital surplus	1,381,676	1,378,794
Retained earnings	4,570,837	4,447,691
Treasury stock (shares at cost: June 30, 2022 – 8,602,271; December 31, 2021 – 7,786,257)	(612,551)	(535,129)
Accumulated other comprehensive income (loss)	(602,628)	72,371
Total shareholders’ equity	4,737,339	5,363,732
Non-controlling interests	4,203	4,639
Total equity	4,741,542	5,368,371
Total liabilities and equity	$45,377,072	$50,249,431

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited)
(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, March 31, 2022	76,412	$5	$1,381,666	$4,473,884	8,308	$(588,147)	$(417,826)	$4,849,582	$3,942	$4,853,524
Net income (loss)	—	—	—	132,846	—	—	—	132,846	12	132,858
Other comprehensive loss	—	—	—	—	—	—	(184,802)	(184,802)	—	(184,802)
Repurchase of common stock	—	—	—	—	294	(24,404)	—	(24,404)	—	(24,404)
Share-based compensation plans:
Stock options exercised	—	—	—	—	—	—	—	—	—	—
Non-vested shares awarded, net	(4)	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	10	—	—	—	—	10	—	10
Cash dividends on common stock	—	—	—	(35,893)	—	—	—	(35,893)	—	(35,893)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	249	249
Balance, June 30, 2022	76,408	$5	$1,381,676	$4,570,837	8,602	$(612,551)	$(602,628)	$4,737,339	$4,203	$4,741,542

Balance, December 31, 2021	76,254	$5	$1,378,794	$4,447,691	7,786	$(535,129)	$72,371	$5,363,732	$4,639	$5,368,371
Net income (loss)	—	—	—	195,334	—	—	—	195,334	(24)	195,310
Other comprehensive loss	—	—	—	—	—	—	(674,999)	(674,999)	—	(674,999)
Repurchase of common stock	—	—	—	—	770	(72,478)	—	(72,478)	—	(72,478)
Share-based compensation plans:
Stock options exercised	1	—	37	—	—	—	—	37	—	37
Non-vested shares awarded, net	153	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	46	(4,944)	—	(4,944)	—	(4,944)
Share-based compensation	—	—	2,845	—	—	—	—	2,845	—	2,845
Cash dividends on common stock	—	—	—	(72,188)	—	—	—	(72,188)	—	(72,188)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(412)	(412)
Balance, June 30, 2022	$76,408	$5	$1,381,676	$4,570,837	8,602	$(612,551)	$(602,628)	$4,737,339	$4,203	$4,741,542

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, March 31, 2021	76,244	$5	$1,371,735	$4,083,543	6,686	$(437,230)	$221,409	$5,239,462	$22,882	$5,262,344
Net income (loss)	—	—	—	166,421	—	—	—	166,421	686	167,107
Other comprehensive income	—	—	—	—	—	—	5,359	5,359	—	5,359
Repurchase of common stock	—	—	—	—	493	(43,797)	—	(43,797)	—	(43,797)
Share-based compensation plans:
Stock options exercised	—	—	—	—	—	—	—	—	—	—
Non-vested shares awarded, net	14	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	1,366	—	—	—	—	1,366	—	1,366
Cash dividends on common stock	—	—	—	(35,834)	—	—	—	(35,834)	—	(35,834)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(1,994)	(1,994)
Balance, June 30, 2021	76,258	$5	$1,373,101	$4,214,130	7,179	$(481,027)	$226,768	$5,332,977	$21,574	$5,354,551

Balance, December 31, 2020	75,995	$5	$1,368,062	$3,973,675	6,358	$(411,344)	$335,868	$5,266,266	$25,295	$5,291,561
Net income (loss)	—	—	—	312,481	—	—	—	312,481	(1,066)	311,415
Other comprehensive loss	—	—	—	—	—	—	(109,100)	(109,100)	—	(109,100)
Repurchase of common stock	—	—	—	—	753	(63,868)	—	(63,868)	—	(63,868)
Share-based compensation plans:
Stock options exercised	17	—	949	—	—	—	—	949	—	949
Non-vested shares awarded, net	246	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	68	(5,815)	—	(5,815)	—	(5,815)
Share-based compensation	—	—	4,090	—	—	—	—	4,090	—	4,090
Cash dividends on common stock	—	—	—	(72,026)	—	—	—	(72,026)	—	(72,026)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(2,655)	(2,655)
Balance, June 30, 2021	76,258	$5	$1,373,101	$4,214,130	7,179	$(481,027)	$226,768	$5,332,977	$21,574	$5,354,551
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows From Operating Activities:
Net income	$195,310	$311,415
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	—	(60,000)
Change in fair value of mortgage servicing rights due to market assumption changes	(66,595)	(20,833)
Change in the fair value of mortgage servicing rights due to principal payments	15,317	22,143
Net unrealized (gains) losses from derivative contracts	(47,004)	40,581
Share-based compensation	2,845	4,090
Depreciation and amortization	52,971	50,185
Net amortization of discounts and premiums	6,417	9,607
Net losses (gains) on financial instruments and other losses (gains), net	7,157	(28,463)
Net gain on mortgage loans held for sale	(6,521)	(41,611)
Mortgage loans originated for sale	(779,103)	(1,597,946)
Proceeds from sale of mortgage loans held for sale	793,223	1,684,711
Capitalized mortgage servicing rights	(10,969)	(17,767)
Change in trading and fair value option securities	6,283,157	(936,759)
Change in receivables	62,029	60,286
Change in other assets	(17,067)	(16)
Change in other liabilities	(55,875)	32,611
Net cash provided by (used in) operating activities	6,435,292	(487,766)
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	26,730	23,870
Proceeds from maturities or redemptions of available for sale securities	1,365,103	1,782,153
Purchases of available for sale securities	(1,919,632)	(2,602,658)
Proceeds from sales of available for sale securities	211,301	394,146
Change in amount receivable on unsettled available for sale securities transactions	(19,793)	(19,509)
Loans originated, net of principal collected	(1,070,725)	1,621,847
Net payments on derivative asset contracts	151,559	(232,861)
Net change in restricted equity securities	(12,017)	36,506
Proceeds from disposition of assets	11,559	70,443
Purchases of assets	(119,302)	(95,077)
Net cash provided by (used in) investing activities	(1,375,217)	978,860
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	(2,288,412)	1,357,832
Net change in time deposits	(334,729)	(61,779)
Net change in other borrowed funds	(1,671,503)	(1,324,500)
Net proceeds on derivative liability contracts	(131,361)	234,074
Net change in derivative margin accounts	(1,417,338)	(649,717)
Change in amount due on unsettled available for sale securities transactions	132,781	172,638
Issuance of common and treasury stock, net	(4,907)	(4,866)
Repurchase of common stock	(72,478)	(63,868)
Dividends paid	(72,188)	(72,026)
Net cash provided by (used in) financing activities	(5,860,135)	(412,212)
Net increase (decrease) in cash and cash equivalents	(800,060)	78,882
Cash and cash equivalents at beginning of period	2,837,410	1,180,573
Cash and cash equivalents at end of period	$2,037,350	$1,259,455

Supplemental Cash Flow Information:
Cash paid for interest	$35,094	$32,161
Cash paid for taxes	$66,862	$96,994
Net loans and bank premises transferred to repossessed real estate and other assets	$4,080	$289
Transfer of available for sale securities to investment securities	$2,454,273	$—
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	$20,836	$55,558
Conveyance of other real estate owned guaranteed by U.S. government agencies	$3,478	$3,009
Right-of-use assets obtained in exchange for operating lease liabilities	$15,506	$6,192

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

The financial information should be read in conjunction with BOK Financial’s 2021 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2021 have been derived from the audited financial statements included in BOK Financial’s 2021 Form 10-K but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six-month period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities are as follows (in thousands):

	June 30, 2022		December 31, 2021
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government securities	$8,357	$—	$23,610	$40
Residential agency mortgage-backed securities	2,807,950	(20,447)	9,068,900	(9,338)
Municipal securities	18,825	(11)	25,783	34
Other trading securities	24,312	(9)	18,520	(26)
Total trading securities	$2,859,444	$(20,467)	$9,136,813	$(9,290)
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	June 30, 2022
	Amortized	Carrying	Fair	Gross Unrealized
	Cost	Value[1]	Value	Gain	Loss
Municipal securities	$175,974	$175,974	$180,783	$5,819	$(1,010)
Mortgage-backed securities:
Residential agency	2,709,094	2,445,845	2,410,926	272	(35,191)
Commercial agency	17,260	15,455	15,279	—	(176)
Other debt securities	788	788	769	—	(19)
Total investment securities	2,903,116	2,638,062	2,607,757	6,091	(36,396)
Allowance for credit losses	(717)	(717)
Investment securities, net of allowance	$2,902,399	$2,637,345	$2,607,757	$6,091	$(36,396)
1    Carrying value includes $265 million of net unrealized loss which remains in Accumulated other comprehensive income ("AOCI") in the Consolidated Balance Sheets related to certain securities transferred from the Available for Sale securities portfolio to the Investment securities portfolio as discussed in greater detail following.

	December 31, 2021
	Amortized	Carrying	Fair	Gross Unrealized
	Cost	Value	Value	Gain	Loss
Municipal securities	$203,772	$203,772	$223,609	$19,851	$(14)
Mortgage-backed securities:
Residential agency	6,939	6,939	7,500	561	—
Other debt securities	288	288	286	—	(2)
Total investment securities	210,999	210,999	231,395	20,412	(16)
Allowance for credit losses	(555)	(555)
Investment securities, net of allowance	$210,444	$210,444	$231,395	$20,412	$(16)

During the three months ended June 30, 2022, the Company transferred certain U.S. government agency mortgage-backed securities from the available for sale portfolio to the investment securities portfolio (held-to-maturity) as the Company has the positive intent and ability to hold these securities to maturity. No gains or losses were recognized in the Consolidated Statements of Earnings at the time of the transfer. Transfers of debt securities into the investment securities portfolio (held-to-maturity) are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in accumulated other comprehensive income and in the carrying value of the investment securities portfolio. Such amounts are amortized over the estimated life of the security as an adjustment to yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities. At the time of transfer, the fair value totaled $2.4 billion, amortized cost totaled $2.7 billion and the pretax unrealized loss totaled $268 million.

The amortized cost and fair values of investment securities at June 30, 2022, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Carrying value	$14,890	$105,177	$67,111	$5,039	$192,217	4.49
Fair value	15,018	110,157	66,625	5,031	196,831
Residential mortgage-backed securities:
Carrying value					$2,445,845	2
Fair value					2,410,926
Total investment securities:
Carrying value					$2,638,062
Fair value					2,607,757
1Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 5.4 years based upon current prepayment assumptions.

Temporarily Impaired Investment Securities
(in thousands):

	June 30, 2022
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	56	$27,968	$935	$527	$75	$28,495	$1,010
Mortgage-backed securities:
Residential agency	115	2,408,180	35,191	—	—	2,408,180	35,191
Commercial agency	2	15,279	176	—	—	15,279	176
Other debt securities	2	234	17	23	2	257	19
Total investment securities	175	$2,451,661	$36,319	$550	$77	$2,452,211	$36,396

	December 31, 2021
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	1	$—	$—	$587	$14	$587	$14
Other debt securities	2	273	2	—	—	273	2
Total investment securities	3	$273	$2	$587	$14	$860	$16

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	June 30, 2022
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,000	$927	$—	$(73)
Municipal securities	686,224	638,305	1,039	(48,958)
Mortgage-backed securities:
Residential agency	5,088,155	4,913,245	2,309	(177,219)
Residential non-agency	530,947	519,613	11,784	(23,118)
Commercial agency	4,368,649	4,080,101	61	(288,609)
Other debt securities	500	472	—	(28)
Total available for sale securities	$10,675,475	$10,152,663	$15,193	$(538,005)

	December 31, 2021
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,001	$1,000	$—	$(1)
Municipal securities	515,551	508,365	1,302	(8,488)
Mortgage-backed securities:
Residential agency	7,908,587	8,006,616	155,477	(57,448)
Residential non-agency	10,625	24,339	13,714	—
Commercial agency	4,628,172	4,617,025	36,868	(48,015)
Other debt securities	500	472	—	(28)
Total available for sale securities	$13,064,436	$13,157,817	$207,361	$(113,980)

The amortized cost and fair values of available for sale securities at June 30, 2022, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$46,384	$1,994,203	$2,546,615	$469,171	$5,056,373	6.42
Fair value	46,421	1,911,712	2,317,565	444,287	4,719,805
Residential mortgage-backed securities:
Amortized cost					$5,619,102	2
Fair value					5,432,858
Total available for sale securities:
Amortized cost					$10,675,475
Fair value					10,152,663
1Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.2 years based upon current prepayment assumptions.

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Proceeds	$156,116	$338,109	$211,301	$394,146
Gross realized gains	1,461	1,767	3,394	2,240
Gross realized losses	(273)	(337)	(1,269)	(343)
Related federal and state income tax expense	278	336	497	455

The fair value of debt securities pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was $9.7 billion at June 30, 2022 and $10.2 billion at December 31, 2021. The secured parties do not have the right to sell or repledge these securities.

Temporarily Impaired Available for Sale Securities
(in thousands)

	June 30, 2022
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	1	$927	$73	$—	$—	$927	$73
Municipal securities	207	403,086	35,397	116,482	13,561	519,568	48,958
Mortgage-backed securities:
Residential agency	529	4,521,335	172,417	76,078	4,802	4,597,413	177,219
Residential non-agency	23	475,508	23,118	—	—	475,508	23,118
Commercial agency	280	2,822,610	189,150	1,188,817	99,459	4,011,427	288,609
Other debt securities	1	—	—	472	28	472	28
Total available for sale securities	1,041	$8,223,466	$420,155	$1,381,849	$117,850	$9,605,315	$538,005

	December 31, 2021
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	1	$1,000	$1	$—	$—	$1,000	$1
Municipal securities	175	423,575	7,762	22,476	726	446,051	8,488
Mortgage-backed securities:
Residential agency	120	2,382,094	37,121	750,044	20,327	3,132,138	57,448
Commercial agency	165	2,104,689	35,488	703,216	12,527	2,807,905	48,015
Other debt securities	1	—	—	472	28	472	28
Total available for sale securities	462	$4,911,358	$80,372	$1,476,208	$33,608	$6,387,566	$113,980

Based on evaluations of impaired securities as of June 30, 2022, the Company does not intend to sell any impaired available for sale debt securities before fair value recovers to the current amortized cost and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

Fair Value Option Securities

Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the Consolidated Balance Sheets. Changes in the fair value are recognized in earnings as they occur. Certain securities are held as an economic hedge of the mortgage servicing rights.

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	June 30, 2022		December 31, 2021
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Residential agency mortgage-backed securities	$37,927	$(1,630)	$43,770	$1,591

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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at June 30, 2022 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,891,638	$97,715	$(1,291)	$96,424	$(65,511)	$30,913
Energy contracts	9,228,827	2,499,132	(639,879)	1,859,253	(8,390)	1,850,863
Agricultural contracts	—	—	—	—	—	—
Foreign exchange contracts	72,169	70,120	—	70,120	(1,226)	68,894
Equity option contracts	34,545	410	—	410	(202)	208
Total customer risk management programs	12,227,179	2,667,377	(641,170)	2,026,207	(75,329)	1,950,878
Trading	23,846,052	180,773	(140,081)	40,692	—	40,692
Internal risk management programs	105,085	1,953	(546)	1,407	—	1,407
Total derivative contracts	$36,178,316	$2,850,103	$(781,797)	$2,068,306	$(75,329)	$1,992,977

	Liabilities
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,891,638	$97,727	$(1,291)	$96,436	$(7)	$96,429
Energy contracts	9,403,041	2,505,367	(639,879)	1,865,488	(1,856,520)	8,968
Agricultural contracts	—	—	—	—	—	—
Foreign exchange contracts	71,531	69,228	—	69,228	—	69,228
Equity option contracts	34,545	410	—	410	—	410
Total customer risk management programs	12,400,755	2,672,732	(641,170)	2,031,562	(1,856,527)	175,035
Trading	22,713,619	179,652	(140,081)	39,571	(6,059)	33,512
Internal risk management programs	111,360	6,575	(546)	6,029	—	6,029
Total derivative contracts	$35,225,734	$2,858,959	$(781,797)	$2,077,162	$(1,862,586)	$214,576
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at December 31, 2021 (in thousands):

	Assets
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,614,162	$53,881	$(10,101)	$43,780	$—	$43,780
Energy contracts	6,360,095	1,168,363	(375,624)	792,739	—	792,739
Agricultural contracts	—	—	—	—	—	—
Foreign exchange contracts	216,272	215,148	—	215,148	—	215,148
Equity option contracts	42,136	755	—	755	(242)	513
Total customer risk management programs	9,232,665	1,438,147	(385,725)	1,052,422	(242)	1,052,180
Trading	35,592,751	139,694	(104,326)	35,368	(721)	34,647
Internal risk management programs	869,506	10,687	(217)	10,470	—	10,470
Total derivative contracts	$45,694,922	$1,588,528	$(490,268)	$1,098,260	$(963)	$1,097,297

	Liabilities
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,614,162	$54,062	$(10,101)	$43,961	$(33,870)	$10,091
Energy contracts	6,480,840	1,210,946	(375,624)	835,322	(803,102)	32,220
Agricultural contracts	—	—	—	—	—	—
Foreign exchange contracts	208,381	207,119	—	207,119	(447)	206,672
Equity option contracts	42,136	755	—	755	—	755
Total customer risk management programs	9,345,519	1,472,882	(385,725)	1,087,157	(837,419)	249,738
Trading	41,285,649	152,947	(104,326)	48,621	(24,074)	24,547
Internal risk management programs	298,832	1,557	(217)	1,340	—	1,340
Total derivative contracts	$50,930,000	$1,627,386	$(490,268)	$1,137,118	$(861,493)	$275,625
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended
	June 30, 2022		June 30, 2021
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts	$939	$—	$1,016	$—
Energy contracts	12,036	—	594	—
Agricultural contracts	—	—	10	—
Foreign exchange contracts	158	—	185	—
Equity option contracts	—	—	—	—
Total customer risk management programs	13,133	—	1,805	—
Trading[1]	(15,376)	—	59,331	—
Internal risk management programs	—	(13,569)	—	18,820
Total derivative contracts	$(2,243)	$(13,569)	$61,136	$18,820
1    Represents changes in fair value of to-be-announced securities and other derivative instruments held to mitigate market risk of trading securities portfolio, which is offset by changes in fair value of trading securities also included in Brokerage and Trading Revenue in the Consolidated Statements of Earnings.

	Six Months Ended
	June 30, 2022		June 30, 2021
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts	7,281	—	2,404	—
Energy contracts	16,484	—	1,614	—
Agricultural contracts	—	—	28	—
Foreign exchange contracts	306	—	351	—
Equity option contracts	—	—	—	—
Total customer risk management programs	24,071	—	4,397	—
Trading[1]	15,698	—	(11,928)	—
Internal risk management programs	—	(60,550)	—	(8,830)
Total derivative contracts	$39,769	$(60,550)	$(7,531)	$(8,830)
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

Portfolio segments of the loan portfolio are as follows (in thousands):

	June 30, 2022				December 31, 2021
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$3,410,376	$10,113,713	$54,608	$13,578,697	$3,360,117	$9,072,244	$74,104	$12,506,465
Commercial real estate	874,850	3,220,359	10,939	4,106,148	929,015	2,888,048	14,262	3,831,325
Paycheck protection program	43,140	—	—	43,140	276,341	—	—	276,341
Loans to individuals	2,011,043	1,503,528	48,592	3,563,163	2,037,792	1,508,064	45,693	3,591,549
Total	$6,339,409	$14,837,600	$114,139	$21,291,148	$6,603,265	$13,468,356	$134,059	$20,205,680

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2022, outstanding commitments totaled $13.5 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At June 30, 2022, outstanding standby letters of credit totaled $701 million.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit is summarized as follows (in thousands):

	Three Months Ended
	June 30, 2022
	Commercial	Commercial Real Estate	Paycheck Protection Program	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$151,448	$58,974	$—	$36,051	$246,473
Provision for loan losses	(15,468)	4,085	—	5,225	(6,158)
Loans charged off	(6)	(78)	—	(1,284)	(1,368)
Recoveries of loans previously charged off	1,588	16	—	563	2,167
Ending Balance	$137,562	$62,997	$—	$40,555	$241,114

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$13,966	$20,465	$—	$1,814	$36,245
Provision for off-balance sheet credit risk	1,873	4,205	—	(73)	6,005
Ending Balance	$15,839	$24,670	$—	$1,741	$42,250

	Six Months Ended
	June 30, 2022
	Commercial	Commercial Real Estate	Paycheck Protection Program	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$162,056	$58,553	$—	$35,812	$256,421
Provision for loan losses	(20,586)	4,553	—	5,908	(10,125)
Loans charged off	(6,087)	(269)	—	(2,817)	(9,173)
Recoveries	2,179	160	—	1,652	3,991
Ending balance	$137,562	$62,997	$—	$40,555	$241,114

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$13,812	$17,442	$—	$1,723	$32,977
Provision for off-balance sheet credit losses	2,027	7,228	—	18	9,273
Ending balance	$15,839	$24,670	$—	$1,741	$42,250

	Three Months Ended
	June 30, 2021
	Commercial	Commercial Real Estate	Paycheck Protection Program	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$231,372	$81,746	$—	$39,284	$352,402
Provision for loan losses	(18,442)	(10,582)	—	3,960	(25,064)
Loans charged off	(16,502)	(800)	—	(1,002)	(18,304)
Recoveries of loans previously charged off	1,875	176	—	805	2,856
Ending Balance	$198,303	$70,540	$—	$43,047	$311,890

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$12,736	$18,298	$—	$1,843	$32,877
Provision for off-balance sheet credit risk	(2,642)	(5,950)	—	2	(8,590)
Ending Balance	$10,094	$12,348	$—	$1,845	$24,287

	Six Months Ended
	June 30, 2021
	Commercial	Commercial Real Estate	Paycheck Protection Program	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$254,934	$86,558	$—	$47,148	$388,640
Provision for loan losses	(28,335)	(15,161)	—	(3,338)	(46,834)
Loans charged off	(31,847)	(1,063)	—	(2,299)	(35,209)
Recoveries of loans previously charged off	3,551	206	—	1,536	5,293
Ending Balance	$198,303	$70,540	$—	$43,047	$311,890

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$14,422	$20,571	$—	$1,928	$36,921
Provision for off-balance sheet credit risk	(4,328)	(8,223)	—	(83)	(12,634)
Ending Balance	$10,094	$12,348	$—	$1,845	$24,287

Changes in our reasonable and supportable forecasts of macroeconomic variables resulted in a $305 thousand provision for credit losses related to lending activities during the second quarter of 2022. An increase in required provision due to loan growth and changes in our economic outlook was offset by a sustained trend of improving credit quality metrics. Changes in the loan portfolio characteristics, including specific impairment and losses, loan balances, risk grading and changes in payment profile resulted in a $458 thousand negative provision for credit losses related to lending activities.

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each measurement method at June 30, 2022 is as follows (in thousands):

	Collectively Measured for General Allowances		Individually Measured for Specific Allowances		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$13,524,089	$135,209	$54,608	$2,353	$13,578,697	$137,562
Commercial real estate	4,095,209	62,062	10,939	935	4,106,148	62,997
Paycheck protection program	43,140	—	—	—	43,140	—
Loans to individuals	3,514,571	40,555	48,592	—	3,563,163	40,555
Total	$21,177,009	$237,826	$114,139	$3,288	$21,291,148	$241,114

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

The following table summarizes the Company’s loan portfolio at June 30, 2022 by the risk grade categories and vintage (in thousands):

	Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Energy
Pass	$109,094	$126,603	$34,298	$14,287	$7,490	$8,606	$3,027,640	$6,661	$3,334,679
Accruing Substandard	—	—	—	1,093	501	695	25,655	9,525	37,469
Nonaccrual	—	—	16,310	—	—	472	4,142	—	20,924
Total energy	109,094	126,603	50,608	15,380	7,991	9,773	3,057,437	16,186	3,393,072
Healthcare
Pass	516,924	607,642	533,637	504,011	462,368	839,735	174,439	24	3,638,780
Special Mention	—	—	—	9,515	—	—	5	—	9,520
Accruing Substandard	—	—	—	26,816	—	6,962	—	—	33,778
Nonaccrual	—	—	—	—	6,533	8,352	—	—	14,885
Total healthcare	516,924	607,642	533,637	540,342	468,901	855,049	174,444	24	3,696,963
Services
Pass	307,329	604,668	324,439	245,344	187,252	892,138	778,201	746	3,340,117
Special Mention	330	432	410	822	985	86	21,900	168	25,133
Accruing Substandard	—	—	384	3,837	57	2,909	33,797	—	40,984
Nonaccrual	—	—	234	—	—	14,899	126	—	15,259
Total services	307,659	605,100	325,467	250,003	188,294	910,032	834,024	914	3,421,493
General business
Pass	416,644	480,471	199,287	219,367	162,518	309,630	1,234,314	1,885	3,024,116
Special Mention	—	937	—	9,355	29	6,137	8,446	—	24,904
Accruing Substandard	—	—	115	605	4,743	9,028	119	—	14,610
Nonaccrual	—	—	1,093	736	979	16	709	6	3,539
Total general business	416,644	481,408	200,495	230,063	168,269	324,811	1,243,588	1,891	3,067,169
Total commercial	1,350,321	1,820,753	1,110,207	1,035,788	833,455	2,099,665	5,309,493	19,015	13,578,697

Commercial real estate:
Pass	450,221	1,084,348	633,124	747,272	310,651	736,285	112,717	—	4,074,618
Special Mention	—	—	—	—	—	17,478	—	—	17,478
Accruing Substandard	—	—	—	—	—	3,113	—	—	3,113
Nonaccrual	—	—	—	7,739	—	3,200	—	—	10,939
Total commercial real estate	450,221	1,084,348	633,124	755,011	310,651	760,076	112,717	—	4,106,148

	Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Paycheck protection program:
Pass	—	30,389	12,751	—	—	—	—	—	43,140
Total paycheck protection program	—	30,389	12,751	—	—	—	—	—	43,140
Loans to individuals:
Residential mortgage
Pass	181,189	386,210	410,339	70,161	43,769	297,196	341,992	22,409	1,753,265
Special Mention	—	60	—	17	166	329	238	—	810
Accruing Substandard	—	—	—	34	—	131	29	—	194
Nonaccrual	34	1,509	2,519	356	1,995	21,180	2,059	808	30,460
Total residential mortgage	181,223	387,779	412,858	70,568	45,930	318,836	344,318	23,217	1,784,729
Residential mortgage guaranteed by U.S. government agencies
Pass	—	2,218	10,722	14,035	21,325	227,538	—	—	275,838
Nonaccrual	—	—	431	2,087	2,295	13,187	—	—	18,000
Total residential mortgage guaranteed by U.S. government agencies	—	2,218	11,153	16,122	23,620	240,725	—	—	293,838
Personal:
Pass	90,206	215,139	170,635	172,046	70,564	211,023	553,611	486	1,483,710
Special Mention	5	34	43	6	16	46	—	—	150
Accruing Substandard	8	433	—	160	—	—	3	—	604
Nonaccrual	—	31	17	26	11	23	24	—	132
Total personal	90,219	215,637	170,695	172,238	70,591	211,092	553,638	486	1,484,596
Total loans to individuals	271,442	605,634	594,706	258,928	140,141	770,653	897,956	23,703	3,563,163
Total loans	$2,071,984	$3,541,124	$2,350,788	$2,049,727	$1,284,247	$3,630,394	$6,320,166	$42,718	$21,291,148

The following table summarizes the Company’s loan portfolio at December 31, 2021 by the risk grade categories and vintage (in thousands):

	Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Energy
Pass	$252,133	$29,556	$15,914	$13,548	$4,741	$6,765	$2,540,525	$—	$2,863,182
Special Mention	558	771	—	—	—	—	750	—	2,079
Accruing Substandard	10,650	22,611	1,185	814	—	716	74,556	—	110,532
Nonaccrual	—	20,487	—	—	—	714	9,890	—	31,091
Total energy	263,341	73,425	17,099	14,362	4,741	8,195	2,625,721	—	3,006,884
Healthcare
Pass	563,800	589,193	516,558	498,998	319,096	688,136	160,154	26	3,335,961
Special Mention	6,835	—	15,583	—	11,135	—	5	—	33,558
Accruing Substandard	—	—	27,135	543	—	1,981	—	—	29,659
Nonaccrual	—	—	—	6,542	—	8,711	509	—	15,762
Total healthcare	570,635	589,193	559,276	506,083	330,231	698,828	160,668	26	3,414,940
Services
Pass	696,149	405,057	289,375	275,010	225,404	795,029	607,958	375	3,294,357
Special Mention	434	405	1,830	1,047	3,290	47	17,210	192	24,455
Accruing Substandard	43	530	4,166	10,714	1,785	2,366	11,607	—	31,211
Nonaccrual	—	—	—	230	13,918	2,519	503	—	17,170
Total services	696,626	405,992	295,371	287,001	244,397	799,961	637,278	567	3,367,193
General business
Pass	584,438	211,892	264,462	177,384	168,977	215,014	1,047,420	2,284	2,671,871
Special Mention	218	223	60	1,435	3,842	—	5,875	—	11,653
Accruing Substandard	265	1,066	1,634	7,697	8,336	3,024	1,821	—	23,843
Nonaccrual	—	2,444	4,562	1,046	762	518	730	19	10,081
Total general business	584,921	215,625	270,718	187,562	181,917	218,556	1,055,846	2,303	2,717,448
Total commercial	2,115,523	1,284,235	1,142,464	995,008	761,286	1,725,540	4,479,513	2,896	12,506,465

Commercial real estate:
Pass	717,400	711,231	871,283	403,115	279,058	664,684	117,847	31	3,764,649
Special Mention	—	—	—	6,660	10,898	9,244	—	—	26,802
Accruing Substandard	—	—	—	13,352	4,480	7,780	—	—	25,612
Nonaccrual	—	—	8,076	—	—	6,186	—	—	14,262
Total commercial real estate	717,400	711,231	879,359	423,127	294,436	687,894	117,847	31	3,831,325

	Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Paycheck protection program:
Pass	237,357	38,984	—	—	—	—	—	—	276,341
Total paycheck protection program	237,357	38,984	—	—	—	—	—	—	276,341
Loans to individuals:
Residential mortgage
Pass	386,092	452,537	84,001	60,390	68,150	295,632	320,638	21,463	1,688,903
Special Mention	—	—	156	—	19	411	282	159	1,027
Accruing Substandard	98	—	—	—	127	41	400	—	666
Nonaccrual	1,516	1,809	383	1,968	629	22,289	2,177	803	31,574
Total residential mortgage	387,706	454,346	84,540	62,358	68,925	318,373	323,497	22,425	1,722,170
Residential mortgage guaranteed by U.S. government agencies
Pass	699	11,380	20,650	27,970	32,742	246,871	—	—	340,312
Nonaccrual	—	—	1,259	821	635	11,146	—	—	13,861
Total residential mortgage guaranteed by U.S. government agencies	699	11,380	21,909	28,791	33,377	258,017	—	—	354,173
Personal:
Pass	218,960	180,577	177,389	70,249	92,592	135,041	638,713	728	1,514,249
Special Mention	—	9	34	3	—	47	—	—	93
Accruing Substandard	435	5	165	—	—	1	—	—	606
Nonaccrual	110	14	10	24	35	40	25	—	258
Total personal	219,505	180,605	177,598	70,276	92,627	135,129	638,738	728	1,515,206
Total loans to individuals	607,910	646,331	284,047	161,425	194,929	711,519	962,235	23,153	3,591,549
Total loans	$3,678,190	$2,680,781	$2,305,870	$1,579,560	$1,250,651	$3,124,953	$5,559,595	$26,080	$20,205,680

Nonaccruing Loans

A summary of nonaccruing loans at June 30, 2022 follows (in thousands):

	As of June 30, 2022
	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Energy	$20,924	$20,924	$—	$—
Healthcare	14,886	8,353	6,533	946
Services	15,259	11,798	3,461	1,407
General business	3,539	3,539	—	—
Total commercial	54,608	44,614	9,994	2,353

Commercial real estate	10,939	3,200	7,739	935

Loans to individuals:
Residential mortgage	30,460	30,460	—	—
Residential mortgage guaranteed by U.S. government agencies	18,000	18,000	—	—
Personal	132	132	—	—
Total loans to individuals	48,592	48,592	—	—

Total	$114,139	$96,406	$17,733	$3,288

A summary of nonaccruing loans at December 31, 2021 follows (in thousands):

	As of December 31, 2021
	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Energy	$31,091	$31,091	$—	$—
Healthcare	15,762	9,679	6,083	53
Services	17,170	13,686	3,484	2,584
General business	10,081	7,690	2,391	1,357
Total commercial	74,104	62,146	11,958	3,994

Commercial real estate	14,262	6,186	8,076	2,349

Loans to individuals:
Residential mortgage	31,574	31,574	—	—
Residential mortgage guaranteed by U.S. government agencies	13,861	13,861	—	—
Personal	258	258	—	—
Total loans to individuals	45,693	45,693	—	—

Total	$134,059	$114,025	$20,034	$6,343

Troubled Debt Restructurings

At June 30, 2022 the Company had $252 million in troubled debt restructurings ("TDRs"), of which $196 million were accruing residential mortgage loans guaranteed by U.S. government agencies, $20 million were nonaccruing residential mortgage loans with no specific allowance necessary and $11 million were nonaccruing commercial real estate loans with a related specific allowance of $935 thousand. Of the approximately $129 million of TDRs that are performing in accordance with the modified terms, $97 million are government guaranteed loans.

At December 31, 2021, the Company had $273 million in TDRs, of which $211 million were accruing residential mortgage loans guaranteed by U.S. government agencies. Of the approximately $141 million of TDRs that were performing in accordance with the modified terms, $97 million are government guaranteed loans.

TDRs generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. During the three and six months ended June 30, 2022, $10 million and $28 million of loans were restructured and $1 thousand and $4 thousand of loans designated as TDRs were charged off. During the three and six months ended June 30, 2021, $55 million and $66 million of loans were restructured and $35 thousand and $311 thousand of loans designated as TDRs were charged off.

Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans, as modified for short-term payment deferral forbearance.

A summary of loans currently performing and past due as of June 30, 2022 is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Energy	$3,393,072	$—	$—	$—	$3,393,072	$—
Healthcare	3,688,256	2,178	—	6,529	3,696,963	—
Services	3,413,226	198	—	8,069	3,421,493	—
General business	3,065,236	489	1,444	—	3,067,169	—
Total commercial	13,559,790	2,865	1,444	14,598	13,578,697	—

Commercial real estate	4,102,920	28	—	3,200	4,106,148	—

Paycheck protection program	42,651	27	459	3	43,140	3

Loans to individuals:
Residential mortgage	1,766,354	10,904	1,828	5,643	1,784,729	—
Residential mortgage guaranteed by U.S. government agencies	138,675	35,574	19,659	99,930	293,838	87,470
Personal	1,482,287	671	1,615	23	1,484,596	—
Total loans to individuals	3,387,316	47,149	23,102	105,596	3,563,163	87,470

Total	$21,092,677	$50,069	$25,005	$123,397	$21,291,148	$87,473

A summary of loans currently performing and past due as of December 31, 2021 is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Energy	$3,002,623	$545	$3,716	$—	$3,006,884	$—
Healthcare	3,412,072	2,359	—	509	3,414,940	—
Services	3,352,639	920	4,620	9,014	3,367,193	—
General business	2,705,596	6,080	997	4,775	2,717,448	199
Total commercial	12,472,930	9,904	9,333	14,298	12,506,465	199

Commercial real estate	3,827,962	—	206	3,157	3,831,325	—

Paycheck protection program	276,341	—	—	—	276,341	74

Loans to individuals:
Residential mortgage	1,707,654	6,263	1,556	6,697	1,722,170	—
Residential mortgage guaranteed by U.S. government agencies	181,022	26,869	16,751	129,531	354,173	118,819
Personal	1,514,938	66	24	178	1,515,206	40
Total loans to individuals	3,403,614	33,198	18,331	136,406	3,591,549	118,859

Total	$19,980,847	$43,102	$27,870	$153,861	$20,205,680	$119,132

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	June 30, 2022		December 31, 2021
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$178,631	$178,576	$182,710	$186,175
Residential mortgage loan commitments	106,004	3,867	171,412	6,167
Forward sales contracts	267,880	283	328,433	(47)
		$182,726		$192,295

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of June 30, 2022 or December 31, 2021. No credit losses were recognized on residential mortgage loans held for sale for the six month period ended June 30, 2022 and 2021.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Production revenue:
Net realized gains on sale of mortgage loans	$3,158	$20,783	$10,041	$46,783
Net change in unrealized gain (loss) on mortgage loans held for sale	2,307	1,783	(3,520)	(5,172)
Net change in the fair value of mortgage loan commitments	998	(1,253)	(2,300)	(10,233)
Net change in the fair value of forward sales contracts	(6,967)	(11,309)	330	3,913
Total production revenue	(504)	10,004	4,551	35,291
Servicing revenue	11,872	11,215	23,467	23,041
Total mortgage banking revenue	$11,368	$21,219	$28,018	$58,332

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

The following represents a summary of mortgage servicing rights (dollars in thousands):

	June 30, 2022	December 31, 2021
Number of residential mortgage loans serviced for others	113,217	102,008
Outstanding principal balance of residential mortgage loans serviced for others	$19,327,944	$16,442,446
Weighted average interest rate	3.52%	3.58%
Remaining term (in months)	285	281
The following represents activity in capitalized mortgage servicing rights (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning Balance	$209,563	$132,915	$163,198	$101,172
Additions	5,754	7,937	10,969	17,767
Acquisitions	44,867	—	44,867	—
Change in fair value due to principal payments	(7,357)	(10,182)	(15,317)	(22,143)
Change in fair value due to market assumption changes	17,485	(13,041)	66,595	20,833
Ending Balance	$270,312	$117,629	$270,312	$117,629

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

Mortgage servicing rights are not traded in active markets. Fair value is determined by discounting the projected net cash flows. Significant market assumptions used to determine fair value based on significant unobservable inputs were as follows:

	June 30, 2022	December 31, 2021
Discount rate – risk-free rate plus a market premium	8.77%	8.39%
Prepayment rate - based upon loan interest rate, original term and loan type	7.88%	12.11%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$69 - $94	$69 - $94
Delinquent loans	$150 - $500	$150 - $500
Loans in foreclosure	$1,000 - $4,000	$1,000 - $4,000
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	3.05%	1.32%
Primary/secondary mortgage rate spread	105 bps	105 bps
Delinquency rate	1.87%	2.05%

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

(6) Commitments and Contingent Liabilities

Litigation Contingencies

On June 24, 2015, BOKF, NA received a complaint that an employee had colluded with a bond issuer and an individual in misusing revenues pledged to municipal bonds for which BOKF, NA served as trustee under the bond indenture. The Company conducted an investigation and concluded that employees in one of its Corporate Trust offices had, with respect to a single group of affiliated bond issuances, violated Company policies and procedures. The relationship manager was terminated. The Company reported the circumstances to, and cooperated with an investigation by, the Securities and Exchange Commission ("SEC"). On September 7, 2016, BOKF, NA agreed, and the SEC entered, a consent order finding that BOKF, NA had violated Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act and requiring BOKF, NA to disgorge $1,067,721 of fees and pay a civil penalty of $600,000. BOKF, NA disgorged the fees and paid the penalty. On August 26, 2016, BOKF, NA was sued in the United States District Court for New Jersey by two bondholders in a putative class action alleging BOKF, NA participated in the fraudulent sale of securities by the principals. The action remains stayed with no current deadlines pending. On September 14, 2016, BOKF, NA was sued in the District Court of Tulsa County, Oklahoma by 19 bondholders also alleging BOKF, NA participated in the fraudulent sale of securities by the principals. The Tulsa County District Court recently granted in part and denied in part BOKF, NA’s motion to dismiss the plaintiffs’ Third Amended Petition and BOKF is preparing to respond. Management is advised by counsel that, in the Tulsa County District Court action, a loss is not probable and that the loss, if any, cannot be reasonably estimated.

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
As previously reported, the United States Courts of Appeals for the Fifth and the Tenth Circuits have each affirmed dismissals of putative class actions in which the plaintiffs alleged that an extended overdraft fee charged by BOKF, NA was impermissible interest. The time within which any appeals of such dismissals may be filed has expired and the actions successfully concluded.

On March 7, 2020, three former employees sued BOKF, NA, the Plan Committee of the BOKF, NA 401k Plan, and Cavanal Hill Investment Management, Inc., a subsidiary of BOKF, NA, alleging that the defendants included proprietary investment products as investment options in the BOKF, NA 401k Plan, whose fees were too high and performance too low, for the purpose of earning fees. The action is brought as a putative class action on behalf of all Plan Participants. The District Court for the Northern District of Oklahoma denied the defendants' motion to dismiss and the action is proceeding. Management is advised by counsel that a loss is not probable and that the loss, if any, cannot be reasonably estimated.

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

At June 30, 2022, the Company has $374 million in interests in various alternative investments generally consisting of unconsolidated limited partnership interests in entities for which investment return is in the form of low income housing tax credits or other investments in merchant banking activities. This investment balance also includes $92 million of unfunded commitments included in Other liabilities on the Consolidated Balance Sheets.
(7) Shareholders' Equity

On August 2, 2022, the Company declared a quarterly cash dividend of $0.53 per common share payable on or about August 25, 2022 to shareholders of record as of August 16, 2022.

Dividends declared were $0.53 and $1.06 per share during the three and six months ended June 30, 2022 and $0.52 and $1.04 per share during the three and six months ended June 30, 2021.

Accumulated Other Comprehensive Income (Loss)

AOCI includes unrealized gains and losses on available for sale ("AFS") securities. AOCI also includes unrealized losses on AFS securities that were transferred from AFS to investment securities in the second quarter of 2022. Such amounts are being amortized over the estimated remaining life of the security as an adjustment to yield, offsetting the related amortization of premium on the transferred securities. Unrealized losses on employee benefit plans will be reclassified into income as pension plan costs are recognized over the remaining service period of plan participants. Gains and losses in AOCI are net of deferred income taxes.

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Investment Securities Transferred from AFS	Employee Benefit Plans	Total
Balance, Dec. 31, 2020	$335,032	$—	$836	$335,868
Net change in unrealized gain (loss)	(141,651)	—	—	(141,651)
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(1,897)	—	—	(1,897)
Other comprehensive loss, before income taxes	(143,548)	—	—	(143,548)
Federal and state income taxes	(34,448)	—	—	(34,448)
Other comprehensive loss, net of income taxes	(109,100)	—	—	(109,100)
Balance, June 30, 2021	$225,932	$—	$836	$226,768

Balance, Dec. 31, 2021	$69,775	$—	$2,596	$72,371
Net change in unrealized gain (loss)	(881,577)	—	—	(881,577)
Transfer of net unrealized loss from AFS to investment securities	267,509	(267,509)	—	—
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	—	2,455	—	2,455
Gain on available for sale securities, net	(2,125)	—	—	(2,125)
Other comprehensive loss, before income taxes	(616,193)	(265,054)	—	(881,247)
Federal and state income taxes	(144,215)	(62,033)	—	(206,248)
Other comprehensive loss, net of income taxes	(471,978)	(203,021)	—	(674,999)
Balance, June 30, 2022	$(402,203)	$(203,021)	$2,596	$(602,628)

(8) Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$132,846	$166,421	$195,334	$312,481
Less: Earnings allocated to participating securities	949	1,170	1,400	2,107
Numerator for basic earnings per share – income available to common shareholders	131,897	165,251	193,934	310,374
Effect of reallocating undistributed earnings of participating securities	—	1	—	—
Numerator for diluted earnings per share – income available to common shareholders	$131,897	$165,252	$193,934	$310,374

Denominator:
Weighted average shares outstanding	67,938,607	69,302,245	68,105,679	69,442,239
Less: Participating securities included in weighted average shares outstanding	484,859	486,579	489,283	466,496
Denominator for basic earnings per common share	67,453,748	68,815,666	67,616,396	68,975,743
Dilutive effect of employee stock compensation plans	1,424	1,776	1,438	3,055
Denominator for diluted earnings per common share	67,455,172	68,817,442	67,617,834	68,978,798

Basic earnings per share	$1.96	$2.40	$2.87	$4.50
Diluted earnings per share	$1.96	$2.40	$2.87	$4.50

(9) Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2022 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$172,974	$16,784	$39,412	$44,848	$274,018
Net interest revenue (expense) from internal sources	(6,452)	17,002	(1,665)	(8,885)	—
Net interest revenue	166,522	33,786	37,747	35,963	274,018
Net loans charged off and provision for credit losses	(1,502)	1,196	(60)	366	—
Net interest revenue after provision for credit losses	168,024	32,590	37,807	35,597	274,018
Other operating revenue	61,688	30,089	86,761	(9,921)	168,617
Other operating expense	70,009	52,660	76,393	74,593	273,655
Net direct contribution	159,703	10,019	48,175	(48,917)	168,980
Gain (loss) on financial instruments, net	61	(15,860)	—	15,799	—
Change in fair value of mortgage servicing rights	—	17,485	—	(17,485)	—
Gain (loss) on repossessed assets, net	(4,515)	93	—	4,422	—
Corporate expense allocations	16,634	10,120	12,503	(39,257)	—
Net income (loss) before taxes	138,615	1,617	35,672	(6,924)	168,980
Federal and state income taxes	33,818	378	8,385	(6,459)	36,122
Net income (loss)	104,797	1,239	27,287	(465)	132,858
Net income (loss) attributable to non-controlling interests	—	—	—	12	12
Net income (loss) attributable to BOK Financial Corp. shareholders	$104,797	$1,239	$27,287	$(477)	$132,846

Average assets	$29,269,712	$10,338,191	$16,902,721	$(9,222,090)	$47,288,534

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2022 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$320,564	$33,699	$95,643	$92,523	$542,429
Net interest revenue (expense) from internal sources	(17,031)	27,294	(2,130)	(8,133)	—
Net interest revenue	303,533	60,993	93,513	84,390	542,429
Provision for credit losses	3,841	2,308	(131)	(6,018)	—
Net interest revenue after provision for credit losses	299,692	58,685	93,644	90,408	542,429
Other operating revenue	119,115	64,050	111,779	(38,471)	256,473
Other operating expense	135,123	101,449	151,012	163,689	551,273
Net direct contribution	283,684	21,286	54,411	(111,752)	247,629
Gain (loss) on financial instruments, net	(143)	(73,755)	—	73,898	—
Change in fair value of mortgage servicing rights	—	66,595	—	(66,595)	—
Gain (loss) on repossessed assets, net	(2,722)	138	—	2,584	—
Corporate expense allocations	32,880	22,200	24,575	(79,655)	—
Net income (loss) before taxes	247,939	(7,936)	29,836	(22,210)	247,629
Federal and state income taxes	60,798	(1,858)	7,070	(13,691)	52,319
Net income (loss)	187,141	(6,078)	22,766	(8,519)	195,310
Net income (loss) attributable to non-controlling interests	—	—	—	(24)	(24)
Net income (loss) attributable to BOK Financial Corp. shareholders	$187,141	$(6,078)	$22,766	$(8,495)	$195,334

Average assets	$29,545,278	$10,306,218	$19,101,045	$(10,036,777)	$48,915,764

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2021 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$151,942	$17,552	$52,966	$57,849	$280,309
Net interest revenue (expense) from internal sources	(21,041)	7,393	(673)	14,321	—
Net interest revenue	130,901	24,945	52,293	72,170	280,309
Net loans charged off and provision for credit losses	16,268	425	(54)	(51,639)	(35,000)
Net interest revenue after provision for credit losses	114,633	24,520	52,347	123,809	315,309
Other operating revenue	65,269	37,714	79,149	9,314	191,446
Other operating expense	71,351	52,453	79,518	87,830	291,152
Net direct contribution	108,551	9,781	51,978	45,293	215,603
Gain (loss) on financial instruments, net	34	17,137	—	(17,171)	—
Change in fair value of mortgage servicing rights	—	(13,041)	—	13,041	—
Gain (loss) on repossessed assets, net	3,565	—	—	(3,565)	—
Corporate expense allocations	12,512	11,599	10,352	(34,463)	—
Net income before taxes	99,638	2,278	41,626	72,061	215,603
Federal and state income taxes	27,006	580	10,638	10,272	48,496
Net income	72,632	1,698	30,988	61,789	167,107
Net income (loss) attributable to non-controlling interests	—	—	—	686	686
Net income attributable to BOK Financial Corp. shareholders	$72,632	$1,698	$30,988	$61,103	$166,421

Average assets	$28,160,594	$10,087,488	$19,201,041	$(7,252,201)	$50,196,922

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2021 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other[1]	BOK Financial Consolidated
Net interest revenue from external sources	$307,741	$34,238	$101,520	$117,230	$560,729
Net interest revenue (expense) from internal sources	(46,835)	11,681	(873)	36,027	—
Net interest revenue	260,906	45,919	100,647	153,257	560,729
Provision for credit losses	30,253	1,561	(83)	(91,731)	(60,000)
Net interest revenue after provision for credit losses	230,653	44,358	100,730	244,988	620,729
Other operating revenue	111,848	89,996	145,272	21,384	368,500
Other operating expense	138,330	108,076	158,187	182,343	586,936
Net direct contribution	204,171	26,278	87,815	84,029	402,293
Gain (loss) on financial instruments, net	67	(12,479)	—	12,412	—
Change in fair value of mortgage servicing rights	—	20,833	—	(20,833)	—
Gain (loss) on repossessed assets, net	16,302	41	—	(16,343)	—
Corporate expense allocations	25,246	23,073	20,249	(68,568)	—
Net income before taxes	195,294	11,600	67,566	127,833	402,293
Federal and state income taxes	52,989	2,954	17,281	17,654	90,878
Net income	142,305	8,646	50,285	110,179	311,415
Net income (loss) attributable to non-controlling interests	—	—	—	(1,066)	(1,066)
Net income attributable to BOK Financial Corp. shareholders	$142,305	$8,646	$50,285	$111,245	$312,481

Average assets	$28,104,137	$9,922,431	$18,924,987	$(6,698,092)	$50,253,463

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

Fees and commissions revenue by reportable segment and primary service line is as follows for the three months ended June 30, 2022.

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$11,991	$—	$11,991	$11,991	$—
Customer hedging revenue	7,740	—	305	5,088	13,133	13,133	—
Retail brokerage revenue	—	—	4,258	—	4,258	—	4,258
Insurance brokerage revenue	—	—	2,818	—	2,818	—	2,818
Investment banking revenue	7,069	—	4,774	—	11,843	6,371	5,472
Brokerage and trading revenue	14,809	—	24,146	5,088	44,043	31,495	12,548
TransFund EFT network revenue	20,367	912	(19)	2	21,262	—	21,262
Merchant services revenue	3,867	10	—	—	3,877	—	3,877
Corporate card revenue	1,594	—	101	106	1,801	—	1,801
Transaction card revenue	25,828	922	82	108	26,940	—	26,940
Personal trust revenue	—	—	25,676	—	25,676	—	25,676
Corporate trust revenue	—	—	6,476	—	6,476	—	6,476
Institutional trust & retirement plan services revenue	—	—	12,574	—	12,574	—	12,574
Investment management services and other revenue	—	—	5,112	—	5,112	—	5,112
Fiduciary and asset management revenue	—	—	49,838	—	49,838	—	49,838
Commercial account service charge revenue	13,791	469	523	(1)	14,782	—	14,782
Overdraft fee revenue	29	6,544	21	1	6,595	—	6,595
Check card revenue	—	6,013	—	2	6,015	—	6,015
Automated service charge and other deposit fee revenue	21	1,061	25	1	1,108	—	1,108
Deposit service charges and fees	13,841	14,087	569	3	28,500	—	28,500
Mortgage production revenue	—	(504)	—	—	(504)	(504)	—
Mortgage servicing revenue	—	12,368	—	(496)	11,872	11,872	—
Mortgage banking revenue	—	11,864	—	(496)	11,368	11,368	—
Other revenue	5,403	3,228	12,136	(8,083)	12,684	7,900	4,784
Total fees and commissions revenue	$59,881	$30,101	$86,771	$(3,380)	$173,373	$50,763	$122,610
1     Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.
2    In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the six months ended June 30, 2022.

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$(42,057)	$—	$(42,057)	$(42,057)	$—
Customer hedging revenue	20,719	—	1,122	2,230	24,071	24,071	—
Retail brokerage revenue	—	—	8,868	—	8,868	—	8,868
Insurance brokerage revenue	—	—	6,556	—	6,556	—	6,556
Investment banking revenue	10,427	—	9,099	—	19,526	9,470	10,056
Brokerage and trading revenue	31,146	—	(16,412)	2,230	16,964	(8,516)	25,480
TransFund EFT network revenue	38,520	1,798	(36)	3	40,285	—	40,285
Merchant services revenue	7,508	20	—	—	7,528	—	7,528
Corporate card revenue	2,970	—	177	196	3,343	—	3,343
Transaction card revenue	48,998	1,818	141	199	51,156	—	51,156
Personal trust revenue	—	—	50,473	—	50,473	—	50,473
Corporate trust revenue	—	—	10,434	—	10,434	—	10,434
Institutional trust & retirement plan services revenue	—	—	25,141	—	25,141	—	25,141
Investment management services and other revenue	—	—	10,233	(44)	10,189	—	10,189
Fiduciary and asset management revenue	—	—	96,281	(44)	96,237	—	96,237
Commercial account service charge revenue	26,922	919	1,036	—	28,877	—	28,877
Overdraft fee revenue	60	12,737	44	1	12,842	—	12,842
Check card revenue	—	11,558	—	2	11,560	—	11,560
Automated service charge and other deposit fee revenue	44	2,168	11	2	2,225	—	2,225
Deposit service charges and fees	27,026	27,382	1,091	5	55,504	—	55,504
Mortgage production revenue	—	4,551	—	—	4,551	4,551	—
Mortgage servicing revenue	—	24,444	—	(977)	23,467	23,467	—
Mortgage banking revenue	—	28,995	—	(977)	28,018	28,018	—
Other revenue	9,675	5,883	30,693	(23,122)	23,129	15,175	7,954
Total fees and commissions revenue	$116,845	$64,078	$111,794	$(21,709)	$271,008	$34,677	$236,331
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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the six months ended June 30, 2022 and 2021, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the six months ended June 30, 2022 and 2021 are included in the summary of changes in recurring fair values measured using unobservable inputs.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at June 30, 2022 or December 31, 2021.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of June 30, 2022 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government securities	$8,357	$8,357	$—	$—
Residential agency mortgage-backed securities	2,807,950	—	2,807,950	—
Municipal securities	18,825	—	18,825	—
Other trading securities	24,312	—	24,312	—
Total trading securities	2,859,444	8,357	2,851,087	—
Available for sale securities:
U.S. Treasury	927	927	—	—
Municipal securities	638,305	—	638,305	—
Residential agency mortgage-backed securities	4,913,245	—	4,913,245	—
Residential non-agency mortgage-backed securities	519,613	—	519,613	—
Commercial agency mortgage-backed securities	4,080,101	—	4,080,101	—
Other debt securities	472	—	—	472
Total available for sale securities	10,152,663	927	10,151,264	472
Fair value option securities – Residential agency mortgage-backed securities	37,927	—	37,927	—
Residential mortgage loans held for sale[1]	182,726	—	174,600	8,126
Mortgage servicing rights[2]	270,312	—	—	270,312
Derivative contracts, net of cash collateral	1,992,977	—	1,992,977	—
Liabilities:
Derivative contracts, net of cash collateral	214,576	—	214,576	—
1Residential mortgage loans held for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards and are valued at 86.67% of the unpaid principal balance.
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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at June 30, 2022 for which the fair value was adjusted during the six months ended June 30, 2022:

				Fair Value Adjustments for the
	Carrying Value at June 30, 2022			Three Months Ended Jun. 30, 2022 Recognized in:		Six Months Ended Jun. 30, 2022 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Nonaccruing loans	$—	$99	$126	$—	$—	$478	$—
Real estate and other repossessed assets	—	1,412	1,699	—	(5,811)	—	(5,705)

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at June 30, 2021 for which the fair value was adjusted during the six months ended June 30, 2021:

				Fair Value Adjustments for the
	Carrying Value at June 30, 2021			Three Months Ended Jun. 30, 2021 Recognized in:		Six Months Ended Jun. 30, 2021 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Nonaccruing loans	$—	$4,730	$42,453	$17,362	$—	$24,721	$—
Real estate and other repossessed assets	—	1,706	36,010	—	(3,966)	—	(6,166)

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of June 30, 2022 follows (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$126	Discounted cash flows	Management knowledge of industry and non-real estate collateral including but not limited to recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	25% - 25% (25%)[1]
Real estate and other repossessed assets	1,699	Discounted cash flows	Management knowledge of industry and non-real estate collateral.	N/A
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

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of June 30, 2022 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$1,313,563	$1,313,563	$1,313,563	$—	$—
Interest-bearing cash and cash equivalents	723,787	723,787	723,787	—	—
Trading securities:
U.S. government securities	8,357	8,357	8,357	—	—
Residential agency mortgage-backed securities	2,807,950	2,807,950	—	2,807,950	—
Municipal securities	18,825	18,825	—	18,825	—
Other trading securities	24,312	24,312	—	24,312	—
Total trading securities	2,859,444	2,859,444	8,357	2,851,087	—
Investment securities:
Municipal securities	175,974	180,783	—	41,498	139,285
Residential agency mortgage-backed securities	2,445,845	2,410,926	—	2,410,926	—
Commercial agency mortgage-backed securities	15,455	15,279	—	15,279	—
Other debt securities	788	769	—	769	—
Total investment securities	2,638,062	2,607,757	—	2,468,472	139,285
Allowance for credit losses	(717)	—	—	—	—
Investment securities, net of allowance	2,637,345	2,607,757	—	2,468,472	139,285
Available for sale securities:
U.S. Treasury	927	927	927	—	—
Municipal securities	638,305	638,305	—	638,305	—
Residential agency mortgage-backed securities	4,913,245	4,913,245	—	4,913,245	—
Residential non-agency mortgage-backed securities	519,613	519,613	—	519,613	—
Commercial agency mortgage-backed securities	4,080,101	4,080,101	—	4,080,101	—
Other debt securities	472	472	—	—	472
Total available for sale securities	10,152,663	10,152,663	927	10,151,264	472
Fair value option securities – Residential agency mortgage-backed securities	37,927	37,927	—	37,927	—
Residential mortgage loans held for sale	182,726	182,726	—	174,600	8,126
Loans:
Commercial	13,578,697	13,334,931	—	—	13,334,931
Commercial real estate	4,106,148	3,991,292	—	—	3,991,292
Paycheck protection program	43,140	43,140	—	—	43,140
Loans to individuals	3,563,163	3,422,548	—	—	3,422,548
Total loans	21,291,148	20,791,911	—	—	20,791,911
Allowance for loan losses	(241,114)	—	—	—	—
Loans, net of allowance	21,050,034	20,791,911	—	—	20,791,911
Mortgage servicing rights	270,312	270,312	—	—	270,312
Derivative instruments with positive fair value, net of cash collateral	1,992,977	1,992,977	—	1,992,977	—
Deposits with no stated maturity	37,249,319	37,249,319	—	—	37,249,319
Time deposits	1,369,599	1,346,175	—	—	1,346,175
Other borrowed funds	712,535	710,004	—	—	710,004
Subordinated debentures	131,223	130,136	—	130,136	—
Derivative instruments with negative fair value, net of cash collateral	214,576	214,576	—	214,576	—

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

(12) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on June 30, 2022 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Six-Month Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Six Months Ended
	June 30, 2022			June 30, 2021
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$946,442	$2,210	0.47%	$685,037	$332	0.10%
Trading securities	6,340,099	64,050	1.81%	7,198,206	72,671	2.00%
Investment securities	404,239	6,060	3.00%	229,313	5,664	4.94%
Available for sale securities	12,672,942	116,900	1.80%	13,338,129	117,669	1.84%
Fair value option securities	65,128	928	2.86%	84,653	898	2.20%
Restricted equity securities	166,118	2,491	3.00%	199,358	3,110	3.12%
Residential mortgage loans held for sale	163,853	2,953	3.62%	212,638	2,949	2.81%
Loans	20,762,329	385,767	3.75%	22,460,418	395,460	3.55%
Allowance for loan losses	(250,105)			(363,898)
Loans, net of allowance	20,512,224	385,767	3.79%	22,096,520	395,460	3.61%
Total earning assets	41,271,045	581,359	2.76%	44,043,854	598,753	2.77%
Receivable on unsettled securities sales	416,616			726,039
Cash and other assets	7,228,034			5,483,570
Total assets	$48,915,695			$50,253,463
Liabilities and equity
Interest-bearing deposits:
Transaction	$21,895,619	$16,797	0.15%	$21,462,436	$11,862	0.11%
Savings	964,544	149	0.03%	831,366	182	0.04%
Time	1,480,441	4,514	0.61%	1,961,329	6,231	0.64%
Total interest-bearing deposits	24,340,604	21,460	0.18%	24,255,131	18,275	0.15%
Funds purchased and repurchase agreements	1,612,144	6,306	0.79%	2,307,562	2,070	0.18%
Other borrowings	1,225,321	4,376	0.72%	3,500,953	6,358	0.37%
Subordinated debentures	131,223	2,775	4.26%	276,025	6,700	4.89%
Total interest-bearing liabilities	27,309,292	34,917	0.26%	30,339,671	33,403	0.22%
Non-interest bearing demand deposits	15,132,828			12,753,715
Due on unsettled securities purchases	449,331			807,862
Other liabilities	1,085,302			1,050,157
Total equity	4,938,942			5,302,058
Total liabilities and equity	$48,915,695			$50,253,463
Tax-equivalent Net Interest Revenue		$546,442	2.50%		$565,350	2.55%
Tax-equivalent Net Interest Revenue to Earning Assets			2.60%			2.61%
Less tax-equivalent adjustment		4,013			4,621
Net Interest Revenue		542,429			560,729
Provision for credit losses		—			(60,000)
Other operating revenue		256,473			368,500
Other operating expense		551,273			586,936
Income before taxes		247,629			402,293
Federal and state income taxes		52,319			90,878
Net income		195,310			311,415
Net income (loss) attributable to non-controlling interests		(24)			(1,066)
Net income attributable to BOK Financial Corp. shareholders		$195,334			$312,481
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$2.87			$4.50
Diluted		$2.87			$4.50
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

Quarterly Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Three Months Ended
	June 30, 2022			March 31, 2022
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$843,619	$1,737	0.83%	$1,050,409	$473	0.18%
Trading securities	4,166,954	23,009	2.00%	8,537,390	41,041	1.71%
Investment securities, net of allowance	610,983	3,585	2.35%	195,198	2,475	5.07%
Available for sale securities	12,258,072	58,882	1.84%	13,092,422	58,018	1.77%
Fair value option securities	54,832	437	2.92%	75,539	491	2.81%
Restricted equity securities	167,732	1,384	3.30%	164,484	1,107	2.69%
Residential mortgage loans held for sale	148,183	1,559	4.22%	179,697	1,394	3.11%
Loans	21,057,714	205,694	3.92%	20,463,662	180,073	3.57%
Allowance for loan losses	(246,064)			(254,191)
Loans, net of allowance	20,811,650	205,694	3.96%	20,209,471	180,073	3.61%
Total earning assets	39,062,025	296,287	2.96%	43,504,610	285,072	2.58%
Receivable on unsettled securities sales	457,165			375,616
Cash and other assets	7,769,208			6,680,848
Total assets	$47,288,398			$50,561,074
Liabilities and equity
Interest-bearing deposits:
Transaction	$21,037,294	$11,454	0.22%	$22,763,479	$5,343	0.10%
Savings	981,493	76	0.03%	947,407	73	0.03%
Time	1,373,036	2,332	0.68%	1,589,039	2,182	0.56%
Total interest-bearing deposits	23,391,823	13,862	0.24%	25,299,925	7,598	0.12%
Funds purchased and repurchase agreements	1,224,134	1,608	0.53%	2,004,466	4,698	0.95%
Other borrowings	1,301,358	3,286	1.01%	1,148,440	1,090	0.38%
Subordinated debentures	131,219	1,473	4.50%	131,228	1,302	4.02%
Total interest-bearing liabilities	26,048,534	20,229	0.31%	28,584,059	14,688	0.21%
Non-interest bearing demand deposits	15,202,597			15,062,282
Due on unsettled securities purchases	380,332			519,097
Other liabilities	924,605			1,247,785
Total equity	4,732,330			5,147,851
Total liabilities and equity	$47,288,398			$50,561,074
Tax-equivalent Net Interest Revenue		$276,058	2.65%		$270,384	2.37%
Tax-equivalent Net Interest Revenue to Earning Assets			2.76%			2.44%
Less tax-equivalent adjustment		2,040			1,973
Net Interest Revenue		274,018			268,411
Provision for credit losses		—			—
Other operating revenue		168,617			87,856
Other operating expense		273,655			277,618
Income before taxes		168,980			78,649
Federal and state income taxes		36,122			16,197
Net income		132,858			62,452
Net income (loss) attributable to non-controlling interests		12			(36)
Net income attributable to BOK Financial Corp. shareholders		$132,846			$62,488
Earnings Per Average Common Share Equivalent:
Basic		$1.96			$0.91
Diluted		$1.96			$0.91
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

Three Months Ended
December 31, 2021			September 30, 2021			June 30, 2021
Average Balance	Revenue /Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate

$1,208,552	$483	0.16%	$682,788	$245	0.14%	$659,312	$158	0.10%
9,260,778	44,537	1.89%	7,617,236	39,006	2.04%	7,430,217	36,702	1.95%
213,188	2,661	4.99%	218,117	2,740	5.02%	221,401	2,771	5.01%
13,247,607	55,638	1.72%	13,446,095	57,391	1.80%	13,243,542	58,989	1.85%
46,458	302	2.71%	56,307	342	2.62%	64,864	402	2.60%
137,874	1,028	2.98%	245,485	1,565	2.55%	208,692	1,751	3.36%
163,433	1,242	3.06%	167,620	1,274	3.06%	218,200	1,569	2.91%
20,242,653	188,547	3.70%	20,848,608	193,117	3.68%	22,167,089	195,871	3.54%
(271,794)			(306,125)			(345,269)
19,970,859	188,547	3.75%	20,542,483	193,117	3.73%	21,821,820	195,871	3.60%
44,248,749	294,438	2.66%	42,976,131	295,680	2.78%	43,868,048	298,213	2.75%
585,901			632,539			716,700
5,769,406			5,890,479			5,612,174
$50,604,056			$49,499,149			$50,196,922

$22,326,401	$5,097	0.09%	$21,435,736	$5,002	0.09%	$21,491,145	$5,539	0.10%
909,131	96	0.04%	888,011	96	0.04%	872,618	96	0.04%
1,747,715	2,351	0.53%	1,839,983	2,567	0.55%	1,936,510	2,790	0.58%
24,983,247	7,544	0.12%	24,163,730	7,665	0.13%	24,300,273	8,425	0.14%
2,893,128	5,292	0.73%	1,448,800	722	0.20%	1,790,490	722	0.16%
880,837	1,091	0.49%	2,546,083	2,344	0.37%	3,608,369	3,084	0.34%
131,224	1,330	4.02%	214,654	2,505	4.63%	276,034	3,353	4.87%
28,888,436	15,257	0.21%	28,373,267	13,236	0.19%	29,975,166	15,584	0.21%
14,818,841			13,670,656			13,189,954
629,642			957,538			701,495
898,848			1,054,247			1,000,662
5,368,289			5,443,441			5,329,645
$50,604,056			$49,499,149			$50,196,922
	$279,181	2.45%		$282,444	2.59%		$282,629	2.54%
		2.52%			2.66%			2.60%
	2,104			2,217			2,320
	277,077			280,227			280,309
	(17,000)			(23,000)			(35,000)
	157,443			229,832			191,446
	299,495			291,277			291,152
	152,025			241,782			215,603
	34,836			54,061			48,496
	117,189			187,721			167,107
	(129)			(601)			686
	$117,318			$188,322			$166,421

	$1.71			$2.74			$2.40
	$1.71			$2.74			$2.40

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sept 30, 2021	Jun. 30, 2021

Interest revenue	$294,247	$283,099	$292,334	$293,463	$295,893
Interest expense	20,229	14,688	15,257	13,236	15,584
Net interest revenue	274,018	268,411	277,077	280,227	280,309
Provision for credit losses	—	—	(17,000)	(23,000)	(35,000)
Net interest revenue after provision for credit losses	274,018	268,411	294,077	303,227	315,309
Other operating revenue
Brokerage and trading revenue	44,043	(27,079)	14,869	47,930	29,408
Transaction card revenue	26,940	24,216	24,998	24,632	24,923
Fiduciary and asset management revenue	49,838	46,399	46,872	45,248	44,832
Deposit service charges and fees	28,500	27,004	26,718	27,429	25,861
Mortgage banking revenue	11,368	16,650	21,278	26,286	21,219
Other revenue	12,684	10,445	11,586	18,896	23,172
Total fees and commissions	173,373	97,635	146,321	190,421	169,415
Other gains (losses), net	(7,639)	(1,644)	6,081	31,091	16,449
Gain (loss) on derivatives, net	(13,569)	(46,981)	(4,788)	(5,760)	18,820
Gain (loss) on fair value option securities, net	(2,221)	(11,201)	1,418	(120)	(1,627)
Change in fair value of mortgage servicing rights	17,485	49,110	7,859	12,945	(13,041)
Gain on available for sale securities, net	1,188	937	552	1,255	1,430
Total other operating revenue	168,617	87,856	157,443	229,832	191,446
Other operating expense
Personnel	154,923	159,228	174,474	175,863	172,035
Business promotion	6,325	6,513	6,452	4,939	2,744
Charitable contributions to BOKF Foundation	—	—	5,000	—	—
Professional fees and services	12,475	11,413	14,129	12,436	12,361
Net occupancy and equipment	27,489	30,855	26,897	28,395	26,633
Insurance	4,728	4,283	3,889	3,712	3,660
Data processing and communications	41,280	39,836	39,358	38,371	36,418
Printing, postage and supplies	3,929	3,689	2,935	3,558	4,285
Amortization of intangible assets	4,049	3,964	4,438	4,488	4,578
Mortgage banking costs	9,437	7,877	8,667	8,962	11,126
Other expense	9,020	9,960	13,256	10,553	17,312
Total other operating expense	273,655	277,618	299,495	291,277	291,152
Net income before taxes	168,980	78,649	152,025	241,782	215,603
Federal and state income taxes	36,122	16,197	34,836	54,061	48,496
Net income	132,858	62,452	117,189	187,721	167,107
Net income (loss) attributable to non-controlling interests	12	(36)	(129)	(601)	686
Net income attributable to BOK Financial Corporation shareholders	$132,846	$62,488	$117,318	$188,322	$166,421

Earnings per share:
Basic	$1.96	$0.91	$1.71	$2.74	$2.40
Diluted	$1.96	$0.91	$1.71	$2.74	$2.40
Average shares used in computation:
Basic	67,453,748	67,812,400	68,069,160	68,359,125	68,815,666
Diluted	67,455,172	67,813,851	68,070,910	68,360,871	68,817,442

PART II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings at Note 6 to the Consolidated Financial Statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1 to April 30, 2022	35,000	$84.81	35,000	1,155,653
May 1 to May 31, 2022	169,084	$85.12	169,084	986,569
June 1 to June 30, 2022	90,000	$78.26	90,000	896,569
Total	294,084		294,084
1On April 30, 2019, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock. As of June 30, 2022, the Company had repurchased 4,103,431 shares under this plan. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations and other factors.
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

Date:        August 3, 2022

/s/ Steven E. Nell
Steven E. Nell
Executive Vice President and
Chief Financial Officer

/s/ John C. Morrow
John C. Morrow
Senior Vice President and
Chief Accounting Officer