Form 10-Q
period 2022-09-30
BOK FINANCIAL CORP
filed 2022-11-02
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,254,383 shares of common stock ($.00006 par value) as of September 30, 2022.

BOK Financial Corporation
Form 10-Q
Quarter Ended September 30, 2022

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Performance Summary

BOK Financial Corporation (“the Company”) reported net income of $156.5 million or $2.32 per diluted share for the third quarter of 2022 compared to $132.8 million or $1.96 per diluted share for the second quarter of 2022. Pre-provision net revenue ("PPNR"), a non-GAAP measure, increased $42.2 million to $211.2 million over the second quarter of 2022 as we grew core loans, experienced significant margin expansion and improved fee income.

Highlights of the third quarter of 2022 included:

•Net interest revenue totaled $316.3 million, an increase of $42.3 million compared to the second quarter of 2022. Net interest margin was 3.24 percent for the third quarter of 2022 compared to 2.76 percent for the prior quarter. In response to rising inflation, the Federal Reserve increased the federal funds rate an additional 150 basis points in the third quarter following a 150 basis point increase in the first half of 2022. The resulting impact on market interest rates has increased net interest margin.
•Fees and commissions revenue totaled $192.6 million, an increase of $19.3 million. Brokerage and trading revenue increased $17.0 million, led by higher margins on trading activity and record quarterly investment banking revenue.
•The net cost of the changes in fair value of mortgage servicing rights and related economic hedges was $4.8 million for the third quarter of 2022 compared to a net benefit of $1.9 million for the second quarter of 2022 due to increased market volatility in the third quarter.
•Other operating expense totaled $294.8 million, an increase of $21.1 million. Personnel expense increased $15.4 million, largely driven by higher incentive compensation costs. Non-personnel expense increased $5.7 million, primarily related to an increase in seasonal occupancy expenses and project-related professional fees and services.
•Period-end outstanding loan balances totaled $21.8 billion at September 30, 2022, growing $499 million compared to June 30, 2022, largely due to growth in commercial real estate loans and loans to individuals. Unfunded loan commitments also grew by $1.1 billion during the third quarter. Average loan balances increased $542 million to $21.6 billion.
•A $15.0 million provision for expected credit losses was recorded in the third quarter of 2022, primarily due to loan growth and increased uncertainty in the economic outlook, partially offset by improving credit quality metrics. No provision for expected credit losses was necessary for the second quarter of 2022. The combined allowance for credit losses totaled $298.1 million or 1.37 percent of outstanding loans at September 30, 2022. The combined allowance for credit losses was $283.4 million or 1.33 percent of outstanding loans at June 30, 2022.
•Nonperforming assets not guaranteed by U.S. government agencies increased $25 million compared to June 30, 2022. Potential problem loans decreased $36 million while other loans especially mentioned decreased $13 million. Net charge-offs were $457 thousand or 0.01 percent of average loans on an annualized basis for the third quarter of 2022. Net charge-offs were 0.02 percent of average loans over the last four quarters. Net charge-offs were $799 thousand or 0.02 percent of average loans on an annualized basis for the second quarter of 2022.
•Period-end deposits were $36.4 billion at September 30, 2022, a $2.2 billion decrease compared to June 30, 2022, consistent with industry trends as customers redeploy resources following the savings trend during the height of the pandemic. Average deposits decreased $1.5 billion, including a $1.4 billion decrease in interest-bearing deposits.
•The common equity Tier 1 capital ratio at September 30, 2022 was 11.80 percent. Other regulatory capital ratios included the Tier 1 capital ratio at 11.82 percent, total capital ratio at 12.81 percent, and leverage ratio at 9.76 percent. At June 30, 2022, the common equity Tier 1 capital ratio was 11.61 percent, the Tier 1 capital ratio was 11.63 percent, total capital ratio was 12.59 percent, and leverage ratio was 9.12 percent.

•The Company repurchased 548,034 shares of common stock at an average price of $91.20 per share in the third quarter of 2022 and 294,084 shares at an average price of $82.98 in the second quarter of 2022. We view share buybacks opportunistically, but within the context of maintaining our strong capital position. On November 1, 2022, the board of directors authorized the Company to purchase up to five million additional common shares, subject to market conditions, securities law and other regulatory compliance limitations. This authorization replaces the existing board authorization for the purchase of five million common shares, under which 4,651,465 shares were repurchased.
•The Company paid a regular cash dividend of $35.7 million or $0.53 per common share during the third quarter of 2022. On November 1, 2022, the board of directors approved a quarterly cash dividend of $0.54 per common share payable on or about November 25, 2022 to shareholders of record as of November 15, 2022.
Highlights of the nine months ended September 30, 2022 included:
•Tax-equivalent net interest revenue totaled $864.9 million for the nine months ended September 30, 2022 and $847.8 million for the nine months ended September 30, 2021. Net interest revenue decreased $13.5 million from changes in earning assets and increased $30.6 million from changes in interest rates. Net interest margin was 2.80 percent compared to 2.63 percent. Average earning assets decreased $3.3 billion to $40.3 billion, primarily due to a reduction in trading securities and loan balances, largely related to PPP loans. In response to rising inflation, the Federal Reserve increased the federal funds rate 300 basis points since the beginning of 2022, which led to a 55 basis point increase in loan yields while funding costs only increased 21 basis points. PPP loan fees totaled $7.0 million for the nine months ended September 30, 2022 and $35.0 million for the nine months ended September 30, 2021. Remaining unaccreted PPP loan fees are not significant.
•Fees and commissions revenue totaled $463.6 million for the nine months ended September 30, 2022, a $58.3 million decrease compared to the nine months ended September 30, 2021. Mortgage banking revenue decreased $45.3 million as rapidly rising mortgage interest rates and continued inventory shortages have adversely affected both loan production volume and margins. A $56.4 million decrease in trading revenue, due to disruption in the fixed income markets related to economic uncertainty, primarily in the first quarter of 2022, was partially offset by a $25.9 million increase in customer hedging revenue and $10.9 million increase in investment banking revenue. Fiduciary and asset management revenue increased $15.0 million, led by growth in mutual fund fees and Cavanal Hill fund fees. Other revenue decreased $19.8 million as a result of lower operating revenue from repossessed oil and gas assets due to the sale of properties in the third quarter of 2021.
•Other gains and losses, net decreased $66.0 million. The prior year included gains on alternative investments and sales of repossessed assets while the current year included the write-down of a repossessed equity interest in a midstream entity and changes in the value of deferred compensation investments, which are held to offset the cost of various employee benefit programs.
•Total operating expense was $846.0 million for the nine months ended September 30, 2022, a decrease of $32.2 million compared to the nine months ended September 30, 2021. Personnel expense decreased $36.4 million, primarily due to lower incentive compensation costs related to reduced cash-based incentives resulting from lower loan and trading volume and deferred compensation expense. Non-personnel expense increased $4.2 million to $361.5 million. Increased data processing, business promotion and occupancy and equipment costs were partially offset by lower mortgage banking expense. Other expense decreased $11.5 million, largely due to lower expenses on repossessed oil and gas assets sold in the third quarter of 2021.
•A $15.0 million provision for credit losses was recorded for the nine months ended September 30, 2022, primarily due to loan growth and increased uncertainty in the economic outlook, partially offset by improving credit quality metrics. An $83.0 million negative provision for credit losses was recorded for the nine months ended September 30, 2021 due to forecasts for improving macroeconomic factors, including stabilizing energy prices, and improving credit quality metrics.

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

Tax-equivalent net interest revenue totaled $318.5 million for the third quarter of 2022 and $276.1 million for the second quarter of 2022. Compared to the second quarter of 2022, net interest revenue increased $43.9 million from changes in interest rates and decreased $1.5 million from changes in earning assets. Table 1 shows the effect on net interest revenue from changes in average balances and interest rates for various types of earning assets and interest-bearing liabilities.

Average earning assets decreased $534 million compared to the second quarter of 2022. Average trading securities were reduced by $989 million in response to lower origination volumes in the residential mortgage industry driven by increases in interest rates. Average loan balances increased $542 million, largely due to growth in commercial real estate loans and loans to individuals. The average balance of available for sale securities, which consists largely of residential and commercial mortgage-backed securities guaranteed by U.S. government agencies, decreased $2.0 billion while investment securities increased $2.0 billion. This change reflects the full-quarter impact of the transfer of $2.4 billion of U.S. government agency mortgage-backed securities from available for sale to the investment securities portfolio late in the second quarter. We purchase securities to supplement earnings and to manage interest rate risk. Interest-bearing cash and cash equivalents decreased $95 million.

Total average deposits were reduced by $1.5 billion compared to the second quarter of 2022 as customers deploy cash resources into higher yielding alternatives. Funds purchased and repurchase agreements decreased $423 million while other borrowings increased $228 million.

Net interest margin was 3.24 percent compared to 2.76 percent in the second quarter of 2022. In response to rising inflation, the Federal Reserve increased the federal funds rate 150 basis points in the third quarter, bringing the year-to-date total rate increases to 300 basis points. The resulting impact on market interest rates increased net interest margin as our earning assets, led by variable-rate loans, reprice at a higher rate and faster pace than our interest-bearing liabilities. The tax-equivalent yield on earning assets was 3.71 percent, an increase of 75 basis points. Loan yields increased 97 basis points to 4.89 percent. The yield on trading securities was up 72 basis points to 2.72 percent. The available for sale securities portfolio yield increased 37 basis points to 2.21 percent. The yield on investment securities decreased 93 basis points due to the transfer of securities from the available for sale portfolio to the investment portfolio. The yield on interest-bearing cash and cash equivalents increased 104 basis points.
Funding costs were 0.76 percent, a 45 basis point increase. The cost of interest-bearing deposits increased 39 basis points to 0.63 percent. The cost of other borrowings increased 132 basis points to 2.33 percent while the cost of funds purchased and repurchase agreements increased 19 basis points to 0.72 percent. The benefit to net interest margin from assets funded by non-interest liabilities was 29 basis points, an increase of 18 basis points.
Our overall objective is to manage the Company’s balance sheet for changes in interest rates as is further described in the Market Risk section of this report. Approximately 79 percent of our commercial and commercial real estate loan portfolios are either variable rate or fixed rate that will reprice within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that reprice more slowly than the loans. The result is a balance sheet that would be asset sensitive, which means that assets generally reprice more quickly than liabilities. One of the strategies that we use to manage toward a relative rate-neutral position is to purchase fixed rate residential mortgage-backed securities issued primarily by U.S. government agencies and fund them with market-rate-sensitive liabilities. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also may use derivative instruments to manage our interest rate risk.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

Table 1 -- Volume/Rate Analysis
(In thousands)

	Three Months Ended Sep. 30, 2022 / June 30, 2022			Nine Months Ended Sep. 30, 2022 / 2021
		Change Due To1			Change Due To1
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$1,783	$(314)	$2,097	$5,153	$712	$4,441
Trading securities	(237)	(7,442)	7,205	(24,855)	(23,326)	(1,529)
Investment securities	5,622	9,026	(3,404)	6,863	23,850	(16,987)
Available for sale securities	262	(10,606)	10,868	984	(7,764)	8,748
Fair value option securities	(151)	(159)	8	(26)	(305)	279
Restricted equity securities	1,319	139	1,180	519	(1,125)	1,644
Residential mortgage loans held for sale	125	(169)	294	414	(1,085)	1,499
Loans	60,303	7,084	53,219	63,187	(25,206)	88,393
Total tax-equivalent interest revenue	69,026	(2,441)	71,467	52,239	(34,249)	86,488
Interest expense:
Transaction deposits	19,812	(1,375)	21,187	31,199	213	30,986
Savings deposits	59	5	54	6	21	(15)
Time deposits	982	89	893	(970)	(2,334)	1,364
Funds purchased and repurchase agreements	(163)	(657)	494	4,959	(2,431)	7,390
Other borrowings	5,702	976	4,726	4,662	(11,882)	16,544
Subordinated debentures	204	8	196	(4,753)	(4,347)	(406)
Total interest expense	26,596	(954)	27,550	35,103	(20,760)	55,863
Tax-equivalent net interest revenue	42,430	(1,487)	43,917	17,136	(13,489)	30,625
Change in tax-equivalent adjustment	123			(662)
Net interest revenue	$42,307			$17,798
1    Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $189.7 million for the third quarter of 2022 and $168.6 million for the second quarter of 2022, driven largely by an increase in brokerage and trading revenue related to higher margins on trading activity and growth in investment banking revenue.

Table 2 – Other Operating Revenue
(In thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended		Increase (Decrease)	% Increase (Decrease)
	Sep. 30, 2022	June 30, 2022			Sep. 30, 2022	Sep. 30, 2021
Brokerage and trading revenue	$61,006	$44,043	$16,963	39%	$77,970	$98,120	$(20,150)	(21)%
Transaction card revenue	25,974	26,940	(966)	(4)%	77,130	71,985	5,145	7%
Fiduciary and asset management revenue	50,190	49,838	352	1%	146,427	131,402	15,025	11%
Deposit service charges and fees	28,703	28,500	203	1%	84,207	77,499	6,708	9%
Mortgage banking revenue	11,282	11,368	(86)	(1)%	39,300	84,618	(45,318)	(54)%
Other revenue	15,479	12,684	2,795	22%	38,608	58,364	(19,756)	(34)%
Total fees and commissions revenue	192,634	173,373	19,261	11%	463,642	521,988	(58,346)	(11)%
Other gains (losses), net	979	(7,639)	8,618	N/A	(8,304)	57,661	(65,965)	N/A
Loss on derivatives, net	(17,009)	(13,569)	(3,440)	N/A	(77,559)	(14,590)	(62,969)	N/A
Loss on fair value option securities, net	(4,368)	(2,221)	(2,147)	N/A	(17,790)	(3,657)	(14,133)	N/A
Change in fair value of mortgage servicing rights	16,570	17,485	(915)	N/A	83,165	33,778	49,387	N/A
Gain on available for sale securities, net	892	1,188	(296)	N/A	3,017	3,152	(135)	N/A
Total other operating revenue	$189,698	$168,617	$21,081	13%	$446,171	$598,332	$(152,161)	(25)%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 38 percent of total revenue for the third quarter of 2022, excluding provision for credit losses and gains and losses on other assets, securities and derivatives and the change in the fair value of mortgage servicing rights. We believe that a variety of fee revenue sources provides an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. Many of the economic factors such as rising interest rates that we expect will result in growth in net interest revenue or fiduciary and asset management revenue may also decrease mortgage banking production volumes and related trading. The velocity of changes in market conditions and interest rates may result in timing differences between when offsetting impacts and benefits are realized. As interest rates are expected to move higher, we expect to experience increased benefits to our net interest margin which provides an offset to reduced mortgage-related fee income. Generally, for operating revenues not as directly related to movement in interest rates, we expect growth to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, including the recent impact of the COVID-19 pandemic, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and Trading Revenue

Brokerage and trading revenue, which includes revenues from trading, customer hedging, retail brokerage and investment banking, increased $17.0 million or 39 percent compared to the second quarter of 2022.

Trading revenue includes net realized and unrealized gains and losses primarily related to residential mortgage-backed securities guaranteed by U.S. government agencies and related derivative instruments that enable our mortgage banking customers to manage their production risk. Trading revenue also includes net realized and unrealized gains and losses on municipal securities and other financial instruments that we sell to institutional customers, along with changes in the fair value of financial instruments we hold as economic hedges against market risk of our trading securities. Trading revenue increased $14.5 million compared to the prior quarter. Higher margins on residential mortgage-backed securities trading activity were driven by favorable market conditions and increased market volatility..

Investment banking, which includes fees earned upon completion of underwriting, financial advisory services and loan syndication fees, totaled $14.3 million for the third quarter of 2022, an increase of $2.4 million compared to the second quarter of 2022, primarily due to growth in the size and number of municipal bond transactions.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue totaled $13.2 million for the third quarter of 2022, consistent with the prior quarter. Customer hedging revenue includes credit valuation adjustments of the fair value of derivatives to reflect the risk of counterparty default.
Transaction Card Revenue

Transaction card revenue totaled $26.0 million for the third quarter of 2022, relatively consistent with the second quarter of 2022. , largely due to stimulus measures and the broader reopening of the U.S. economy.
Fiduciary and Asset Management Revenue

Fiduciary and asset management revenue is earned through managing or holding of assets for customers and executing transactions or providing related services. Approximately 90 percent of fiduciary and asset management revenue is primarily based on the fair value of assets. Rates applied to asset values vary based on the nature of the relationship. Fiduciary relationships and managed asset relationships generally have higher fee rates than non-fiduciary and/or managed relationships. Fiduciary and asset management revenue was relatively unchanged compared to the second quarter of 2022. Increased Cavanal Hill money market fund fees and trust business line fees were offset by lower mutual fund fees and seasonal tax preparation fees.

A distribution of assets under management or administration and related fiduciary and asset management revenue follows:

Table 3 -- Assets Under Management or Administration
(In thousands)

	Three Months Ended
	September 30, 2022			June 30, 2022
	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]
Managed fiduciary assets:
Personal	$10,107,830	$26,040	1.03%	$10,403,398	$27,389	1.05%
Institutional	16,983,268	8,390	0.20%	16,895,773	7,213	0.17%
Total managed fiduciary assets	27,091,098	34,430	0.51%	27,299,171	34,602	0.51%

Non-managed assets:
Fiduciary	27,623,607	12,343	0.18%	28,673,413	12,684	0.18%
Non-fiduciary	18,099,922	3,417	0.08%	18,582,670	2,552	0.05%
Safekeeping and brokerage assets under administration	22,587,011	—	—%	21,426,035	—	—%
Total non-managed assets	68,310,540	15,760	0.09%	68,682,118	15,236	0.09%

Total assets under management or administration	$95,401,638	$50,190	0.21%	$95,981,289	$49,838	0.21%

	Nine Months Ended
	September 30, 2022			September 30, 2021
	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]
Managed fiduciary assets:
Personal	$10,107,830	$81,760	1.62%	$12,259,320	$80,418	1.31%
Institutional	16,983,268	25,598	0.30%	16,589,660	21,750	0.26%
Total managed fiduciary assets	27,091,098	107,358	0.79%	28,848,980	102,168	0.71%

Non-managed assets:
Fiduciary	27,623,607	30,134	0.22%	31,648,595	21,999	0.14%
Non-fiduciary	18,099,922	8,935	0.10%	19,187,028	7,235	0.08%
Safekeeping and brokerage assets under administration	22,587,011	—	—%	19,158,186	—	—%
Total non-managed assets	68,310,540	39,069	0.11%	69,993,809	29,234	0.08%

Total assets under management or administration	$95,401,638	$146,427	0.31%	$98,842,789	$131,402	0.27%
1 Assets under management or administration balance excludes $23 billion in assets under custody held by a sub-custodian where minimal revenue is recognized.
2    Fiduciary and asset management revenue includes asset-based and other fees associated with the assets.
3    Annualized revenue divided by period-end balance.

A summary of changes in assets under management or administration for the three and nine months ended September 30, 2022 and 2021 follows:

Table 4 -- Changes in Assets Under Management or Administration
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$95,981,289	$96,632,748	$104,917,721	$91,592,247
Net inflows (outflows)	639,636	1,551,832	(1,642,712)	1,414,926
Net change in fair value	(1,219,287)	658,209	(7,873,371)	5,835,616
Ending balance	$95,401,638	$98,842,789	$95,401,638	$98,842,789

Assets under management as of September 30, 2022 consist of 45 percent fixed income, 32 percent equities, 14 percent cash, and 9 percent alternative investments.

Deposit Service Charges and Fees

Deposit service charges and fees were consistent with the second quarter of 2022. Overdraft and non-sufficient funds fees earned primarily on consumer deposit accounts totaled $7.0 million for the third quarter of 2022, largely unchanged from the prior quarter. We are implementing changes in the fourth quarter to eliminate non-sufficient funds fees and reduce consumer overdraft fees, which will result in lower total deposit service charges of approximately $2.5 million per quarter.

Mortgage Banking Revenue

Mortgage banking was unchanged compared to the second quarter of 2022. Growth in mortgage servicing revenue offset a reduction in mortgage production revenue. Two acquisitions of mortgage servicing rights at the end of the second quarter led to an increase in mortgage servicing revenue of $1.8 million. Mortgage production revenue decreased $1.9 million. Rising mortgage interest rates, low inventory, and home price affordability continue to place pressure on mortgage loan originations. Mortgage production volume decreased $76 million to $230 million. Production revenue as a percentage of production volume, which includes unrealized gains and losses on our mortgage commitment pipeline and related hedges, decreased 89 basis points to (1.05) percent, a result of increased market competition and our securitization of loans previously repurchased from GNMA pools.

Table 5 – Mortgage Banking Revenue
(In thousands)

	Three Months Ended		Increase (Decrease)		% Increase (Decrease)	Nine Months Ended		Increase (Decrease)		% Increase (Decrease)
	Sep. 30, 2022	June 30, 2022				Sep. 30, 2022	Sep. 30, 2021
Mortgage production revenue	$(2,406)	$(504)	$(1,902)		(377)%	$2,145	$50,694	$(48,549)		(96)%

Mortgage loans funded for sale	$260,210	$360,237				$1,039,313	$2,250,282
Add: Current period end outstanding commitments	75,779	106,004				75,779	239,066
Less: Prior period end outstanding commitments	106,004	160,260				171,412	380,637
Total mortgage production volume	$229,985	$305,981	$(75,996)		(25)%	$943,680	$2,108,711	$(1,165,031)		(55)%

Mortgage loan refinances to mortgage loans funded for sale	10%	19%	(900)	bps		26%	75%	(4,900)	bps
Realized margin on funded mortgage loans	(0.41)%	0.88%	(129)	bps		0.86%	2.80%	(194)	bps
Production revenue as a percentage of production volume	(1.05)%	(0.16)%	(89)	bps		0.23%	2.40%	(217)	bps
Primary mortgage interest rates:
Average	5.62%	5.27%	35	bps		4.90%	2.92%	198	bps
Period end	6.70%	5.70%	100	bps		6.70%	3.01%	369	bps

Mortgage servicing revenue	$13,688	$11,872	$1,816		15%	$37,155	$33,924	$3,231		10%
Average outstanding principal balance of mortgage loans serviced for others	19,070,221	17,336,596	1,733,625		10%	17,520,715	15,229,237	2,291,478		15%

Average mortgage servicing revenue rates	0.28%	0.27%	1	bp		0.28%	0.30%	(2)	bp
Primary rates disclosed in Table 5 above represent rates generally available to borrowers on 30 year conforming mortgage loans.
Net gains on other assets, securities and derivatives

Net gains on other assets were $979 thousand for the third quarter of 2022 compared to net losses of $7.6 million in the second quarter of 2022. The prior quarter included a write-down of a repossessed equity interest in a midstream entity. This, combined with a change in the value of deferred compensation investments, which are held to offset the cost of various employee benefit programs, resulted in the net gain on other assets in the current quarter.

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

Table 6 - Gain (Loss) on Mortgage Servicing Rights
(In thousands)

	Three Months Ended		Nine Months Ended
	Sep. 30, 2022	June 30, 2022	Sep. 30, 2022	Sep. 30, 2021
Loss on mortgage hedge derivative contracts, net	$(17,027)	$(13,639)	$(77,360)	$(14,770)
Loss on fair value option securities, net	(4,368)	(2,221)	(17,790)	(3,657)
Loss on economic hedge of mortgage servicing rights, net	(21,395)	(15,860)	(95,150)	(18,427)
Gain on change in fair value of mortgage servicing rights	16,570	17,485	83,165	33,778
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges included in other operating revenue	(4,825)	1,625	(11,985)	15,351
Net interest revenue on fair value option securities[1]	29	275	687	1,020
Total economic benefit (cost) of changes in the fair value of mortgage servicing rights, net of economic hedges	$(4,796)	$1,900	$(11,298)	$16,371
1    Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Other Operating Expense

Other operating expense for the third quarter of 2022 totaled $294.8 million, an increase of $21.1 million compared to the second quarter of 2022.

Table 7 – Other Operating Expense
(In thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended		Increase (Decrease)	% Increase (Decrease)
	Sep. 30, 2022	June 30, 2022			Sep. 30, 2022	Sep. 30, 2021
Regular compensation	$101,368	$98,322	$3,046	3%	$296,164	$289,100	$7,064	2%
Incentive compensation:
Cash-based	44,376	39,480	4,896	12%	118,300	142,364	(24,064)	(17)%
Share-based	3,744	(590)	4,334	735%	6,458	6,093	365	6%
Deferred compensation	(1,005)	(6,970)	5,965	N/A	(10,099)	7,718	(17,817)	N/A
Total incentive compensation	47,115	31,920	15,195	48%	114,659	156,175	(41,516)	(27)%
Employee benefits	21,865	24,681	(2,816)	(11)%	73,676	75,633	(1,957)	(3)%
Total personnel expense	170,348	154,923	15,425	10%	484,499	520,908	(36,409)	(7)%
Business promotion	6,127	6,325	(198)	(3)%	18,965	9,837	9,128	93%
Charitable contributions to BOKF Foundation	—	—	—	N/A	—	4,000	(4,000)	N/A
Professional fees and services	14,089	12,475	1,614	13%	37,977	36,777	1,200	3%
Net occupancy and equipment	29,296	27,489	1,807	7%	87,640	81,690	5,950	7%
Insurance	4,306	4,728	(422)	(9)%	13,317	11,992	1,325	11%
Data processing and communications	41,743	41,280	463	1%	122,859	112,256	10,603	9%
Printing, postage and supplies	4,349	3,929	420	11%	11,967	11,283	684	6%
Amortization of intangible assets	3,943	4,049	(106)	(3)%	11,956	13,873	(1,917)	(14)%
Mortgage banking costs	9,504	9,437	67	1%	26,818	34,031	(7,213)	(21)%
Other expense	11,046	9,020	2,026	22%	30,026	41,566	(11,540)	(28)%
Total other operating expense	$294,751	$273,655	$21,096	8%	$846,024	$878,213	$(32,189)	(4)%

Average number of employees (full-time equivalent)	4,773	4,743	30	1%	4,748	4,846	(98)	(2)%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense
Personnel expense increased $15.4 million compared to the second quarter of 2022. Deferred compensation expense, which is largely offset by changes in the value of related deferred compensation investments, increased $6.0 million. Growth in commercial lending, private wealth activity, and wealth municipal underwriting activity led to a $4.9 million increase in cash-based incentive compensation. Share-based compensation expense increased $4.3 million due to the benefit of changes in vesting assumptions in the second quarter. Higher regular compensation expense was offset by a decrease in employee benefit costs.
Non-personnel operating expense
Non-personnel expense totaled $124.4 million for the third quarter of 2022, an increase of $5.7 million compared to the second quarter of 2022. Higher operating costs on leases led to a $1.8 million increase in net occupancy and equipment expenses while project-related professional fees led to a $1.6 million increase in professional fees and services.

Income Taxes

The effective tax rate was 20.2 percent for the third quarter of 2022 and 21.4 percent for the second quarter of 2022. The effective tax rate for the third quarter of 2022 decreased primarily due to a decrease in uncertain tax positions from lapses of applicable statutes of limitations. The effective tax rates for the nine months ended September 30, 2022 and September 30, 2021 were 20.7 percent and 22.5 percent, respectively. The effective tax rate decreased primarily due to a decrease in forecasted pre-tax income, a decrease in the Oklahoma tax rate, and a decrease in uncertain tax positions.
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

We allocate resources and evaluate the performance of our lines of business using the net direct contribution which includes the allocation of funds and capital costs. Credit costs are attributed to the lines of business based on net loans charged off or recovered. The difference between credit costs attributed to the lines of business and the consolidated provision for credit losses is attributed to Funds Management. In addition, we measure the performance of our business lines after allocations of certain indirect expenses and taxes based on statutory rates.

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

As shown in Table 8, net income attributable to our lines of business increased $44.4 million compared to the second quarter of 2022. Net interest revenue increased $46.4 million, primarily due to loan growth and changes in interest rates. Net charge-offs increased $1.2 million. Other operating revenue increased $25.1 million, largely due to higher margins on residential mortgage-backed securities trading activity driven by favorable market conditions and increased market volatility. Operating expense increased $9.2 million due to a combination of increased incentive compensation expense largely related to growing commercial lending, private wealth and municipal underwriting activity, and increased project-related professional fees. The decrease in net income attributed to Funds Management and other is largely due to the provision for credit losses in excess of net charge-offs.

Table 8 -- Net Income by Line of Business
(In thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended		Increase (Decrease)	% Increase (Decrease)
	Sep. 30, 2022	June 30, 2022			Sep. 30, 2022	Sep. 30, 2021
Commercial Banking	$132,941	$104,813	$28,128	27%	$320,098	$245,000	$75,098	31%
Consumer Banking	2,970	1,239	1,731	140%	(3,109)	21,078	(24,187)	(115)%
Wealth Management	41,808	27,287	14,521	53%	64,573	91,624	(27,051)	(30)%
Subtotal	177,719	133,339	44,380	33%	381,562	357,702	23,860	7%
Funds Management and other	(21,209)	(493)	(20,716)	N/A	(29,718)	143,101	(172,819)	N/A
Total	$156,510	$132,846	$23,664	18%	$351,844	$500,803	$(148,959)	(30)%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Commercial Banking

Commercial Banking contributed $132.9 million to consolidated net income in the third quarter of 2022, an increase of $28.1 million or 27 percent compared to the second quarter of 2022.

Table 9 -- Commercial Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended		Increase (Decrease)	% Increase (Decrease)
	Sep. 30, 2022	June 30, 2022			Sep. 30, 2022	Sep. 30, 2021
Net interest revenue from external sources	$224,855	$172,994	$51,861	30%	$545,438	$457,953	$87,485	19%
Net interest expense from internal sources	(17,951)	(6,452)	(11,499)	(178)%	(34,983)	(62,941)	27,958	44%
Total net interest revenue	206,904	166,542	40,362	24%	510,455	395,012	115,443	29%
Net loans charged off (recovered)	(526)	(1,502)	976	65%	3,316	33,061	(29,745)	(90)%
Net interest revenue after net loans charged off (recovered)	207,430	168,044	39,386	23%	507,139	361,951	145,188	40%

Fees and commissions revenue	58,147	59,881	(1,734)	(3)%	174,992	169,667	5,325	3%
Other gains, net	2,239	1,807	432	N/A	4,509	34,691	(30,182)	N/A
Other operating revenue	60,386	61,688	(1,302)	(2)%	179,501	204,358	(24,857)	(12)%

Personnel expense	44,998	42,215	2,783	7%	126,139	121,043	5,096	4%
Non-personnel expense	30,874	27,794	3,080	11%	84,856	85,587	(731)	(1)%
Other operating expense	75,872	70,009	5,863	8%	210,995	206,630	4,365	2%

Net direct contribution	191,944	159,723	32,221	20%	475,645	359,679	115,966	32%
Gain (loss) on financial instruments, net	4	61	(57)	N/A	(138)	111	(249)	N/A
Gain (loss) on repossessed assets, net	(158)	(4,515)	4,357	N/A	(2,880)	12,355	(15,235)	N/A
Corporate expense allocations	16,451	16,634	(183)	(1)%	49,331	37,015	12,316	33%
Income before taxes	175,339	138,635	36,704	26%	423,296	335,130	88,166	26%
Federal and state income tax	42,398	33,822	8,576	25%	103,198	90,130	13,068	14%
Net income	$132,941	$104,813	$28,128	27%	$320,098	$245,000	$75,098	31%

Average assets	$28,890,429	$29,269,712	$(379,283)	(1)%	$29,324,596	$28,228,824	$1,095,772	4%
Average loans	17,904,779	17,336,841	567,938	3%	17,317,109	17,027,674	289,435	2%
Average deposits	17,966,661	18,933,766	(967,105)	(5)%	18,825,930	17,026,954	1,798,976	11%
Average invested capital	2,059,149	2,007,878	51,271	3%	2,040,038	2,098,060	(58,022)	(3)%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Net interest revenue increased $40.4 million or 24 percent over the second quarter of 2022, primarily due to loan growth and increased interest rates.

Fees and commissions revenue decreased $1.7 million or 3 percent. Operating expense increased $5.9 million or 8 percent compared to the second quarter of 2022, primarily due to increased incentive compensation costs with growth in loans. The second quarter also included a $5.8 million write-down of a repossessed equity interest in a midstream energy entity. Corporate expense allocations were consistent with the prior quarter.

Average outstanding balance of loans attributed to Commercial Banking increased $568 million or 3 percent over the second quarter of 2022 to $17.9 billion. See the Loans section of Management’s Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans, which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking were $18.0 billion for third quarter of 2022, a $967 million decrease compared to the second quarter of 2022. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of changes.

Consumer Banking

Consumer Banking provides retail banking services through four primary distribution channels: traditional branches, the 24-hour ExpressBank call center, Internet banking and mobile banking. Consumer Banking also conducts mortgage banking activities through offices located outside of our Consumer Banking markets.

Consumer Banking contributed $3.0 million to consolidated net income for the third quarter of 2022, an increase of $1.7 million or 140 percent over the prior quarter. Growth in net interest revenue due to an increase in the spread on deposits sold to our Funds Management unit was partially offset by changes in the fair value of mortgage servicing rights, net of economic hedges.

Table 10 -- Consumer Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended		Increase (Decrease)	% Increase (Decrease)
	Sep. 30, 2022	June 30, 2022			Sep. 30, 2022	Sep. 30, 2021
Net interest revenue from external sources	$17,482	$16,784	$698	4%	$51,183	$51,205	$(22)	—%
Net interest revenue from internal sources	26,469	17,002	9,467	56%	53,764	21,936	31,828	145%
Total net interest revenue	43,951	33,786	10,165	30%	104,947	73,141	31,806	43%
Net loans charged off	1,408	1,196	212	18%	3,716	2,489	1,227	49%
Net interest revenue after net loans charged off	42,543	32,590	9,953	31%	101,231	70,652	30,579	43%

Fees and commissions revenue	30,230	30,101	129	—%	94,308	134,419	(40,111)	(30)%
Other losses, net	(44)	(12)	(32)	N/A	(72)	(23)	(49)	N/A
Other operating revenue	30,186	30,089	97	—%	94,236	134,396	(40,160)	(30)%

Personnel expense	22,243	21,510	733	3%	64,738	64,300	438	1%
Non-personnel expense	30,993	31,150	(157)	(1)%	89,947	93,258	(3,311)	(4)%
Total other operating expense	53,236	52,660	576	1%	154,685	157,558	(2,873)	(2)%

Net direct contribution	19,493	10,019	9,474	95%	40,782	47,490	(6,708)	(14)%
Loss on financial instruments, net	(21,395)	(15,860)	(5,535)	N/A	(95,150)	(18,427)	(76,723)	N/A
Change in fair value of mortgage servicing rights	16,570	17,485	(915)	N/A	83,165	33,778	49,387	N/A
Gain on repossessed assets, net	—	93	(93)	N/A	138	41	97	N/A
Corporate expense allocations	10,792	10,120	672	7%	32,994	34,590	(1,596)	(5)%
Income (loss) before taxes	3,876	1,617	2,259	140%	(4,059)	28,292	(32,351)	(114)%
Federal and state income tax	906	378	528	140%	(950)	7,214	(8,164)	(113)%
Net income (loss)	$2,970	$1,239	$1,731	140%	$(3,109)	$21,078	$(24,187)	(115)%

Average assets	$10,233,401	$10,338,191	$(104,790)	(1)%	$10,281,679	$9,976,742	$304,937	3%
Average loans	1,686,498	1,669,830	16,668	1%	1,676,276	1,791,006	(114,730)	(6)%
Average deposits	8,812,884	8,876,469	(63,585)	(1)%	8,812,235	8,357,734	454,501	5%
Average invested capital	250,256	244,188	6,068	2%	253,007	249,254	3,753	2%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Net interest revenue from Consumer Banking activities increased $10.2 million or 30 percent compared to the second quarter of 2022, mainly due to an increase in the spread on deposits sold to our Funds Management unit and increased interest rates.

Operating revenue and operating expense were consistent with the prior quarter. The net cost of the changes in fair value of mortgage servicing rights and related economic hedges was $4.8 million for the third quarter of 2022 compared to a net benefit of $1.9 million for the second quarter of 2022. Corporate expense allocations were consistent with the second quarter of 2022.

Both average loans and average deposits attributed to the Consumer Banking segment were relatively consistent with the previous quarter.

Wealth Management

Wealth Management contributed $41.8 million to consolidated net income in the third quarter of 2022, an increase of $14.5 million or 53 percent over the second quarter of 2022, largely due to higher margins on trading activity and record quarterly investment banking revenue.

Table 11 -- Wealth Management
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended		Increase (Decrease)	% Increase (Decrease)
	Sep. 30, 2022	June 30, 2022			Sep. 30, 2022	Sep. 30, 2021
Net interest revenue from external sources	$34,746	$39,412	$(4,666)	(12)%	$130,389	$157,217	$(26,828)	(17)%
Net interest expense from internal sources	(1,162)	(1,665)	503	30%	(3,290)	(1,375)	(1,915)	(139)%
Total net interest revenue	33,584	37,747	(4,163)	(11)%	127,099	155,842	(28,743)	(18)%
Net loans recovered	(22)	(60)	38	63%	(153)	(153)	—	—%
Net interest revenue after net loans recovered	33,606	37,807	(4,201)	(11)%	127,252	155,995	(28,743)	(18)%

Fees and commissions revenue	113,113	86,771	26,342	30%	224,907	242,491	(17,584)	(7)%
Other gains (losses), net	—	(10)	10	N/A	(15)	669	(684)	N/A
Other operating revenue	113,113	86,761	26,352	30%	224,892	243,160	(18,268)	(8)%

Personnel expense	56,939	54,787	2,152	4%	164,677	182,104	(17,427)	(10)%
Non-personnel expense	22,212	21,606	606	3%	65,489	63,581	1,908	3%
Other operating expense	79,151	76,393	2,758	4%	230,166	245,685	(15,519)	(6)%

Net direct contribution	67,568	48,175	19,393	40%	121,978	153,470	(31,492)	(21)%
Corporate expense allocations	12,934	12,503	431	3%	37,508	30,358	7,150	24%
Income before taxes	54,634	35,672	18,962	53%	84,470	123,112	(38,642)	(31)%
Federal and state income tax	12,826	8,385	4,441	53%	19,897	31,488	(11,591)	(37)%
Net income	$41,808	$27,287	$14,521	53%	$64,573	$91,624	$(27,051)	(30)%

Average assets	$13,818,299	$16,902,721	$(3,084,422)	(18)%	$17,320,779	$18,987,236	$(1,666,457)	(9)%
Average loans	2,163,975	2,157,771	6,204	—%	2,147,007	1,952,818	194,189	10%
Average deposits	7,999,074	8,482,785	(483,711)	(6)%	8,694,459	9,505,207	(810,748)	(9)%
Average invested capital	284,681	267,189	17,492	7%	295,139	311,885	(16,746)	(5)%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Combined net interest revenue and fee revenue increased $22.2 million or 18 percent. Total revenue from trading activities increased $5.0 million over the second quarter of 2022, primarily due to higher margins on U.S. agency residential mortgage-backed securities trading activity. Investment banking revenue grew $3.2 million due to growth in the size and number of municipal bonds underwritten. Other revenue increased $8.3 million, primarily due to an increase in derivative margin use fees. Operating expense increased $2.8 million or 4 percent, largely due to increased volume-driven incentive compensation costs.

Average outstanding loans attributed to the Wealth Management segment were consistent with the prior quarter. Average Wealth Management deposits decreased $484 million or 6 percent to $8.0 billion. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of changes.

Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the Consolidated Financial Statements for the composition of the securities portfolio as of September 30, 2022 and December 31, 2021.

We hold an inventory of trading securities in support of sales to a variety of customers, including banks, corporations, insurance companies, money managers and others. Trading securities decreased $665 million to $2.2 billion during the third quarter of 2022 in response to lower origination volumes in the residential mortgage industry driven by increases in interest rates. As discussed in the Market Risk section of this report, trading activities involve risk of loss from adverse price movement. We mitigate this risk within board-approved limits through the use of derivative contracts, short-sales and other techniques.

At September 30, 2022, the carrying value of investment (held-to-maturity) securities was $2.6 billion, including a $612 thousand allowance for expected credit losses compared to $2.6 billion at June 30, 2022 with a $717 thousand allowance for expected credit losses. The fair value of investment securities was $2.4 billion at September 30, 2022 and $2.6 billion at June 30, 2022. Investment securities consist primarily of residential mortgage-backed securities issued by U.S. government agencies, intermediate and long-term, fixed rate Oklahoma and Texas municipal bonds, and taxable Texas school construction bonds. During the second quarter of 2022, the Company transferred certain U.S. government agency mortgage-backed securities from the available for sale portfolio to the investment securities portfolio to limit the effect of future rate increases on the tangible common equity ratio. No gains or losses were recognized in the Consolidated Statements of Earnings at the time of the transfer. At the time of transfer, the fair value totaled $2.4 billion, amortized cost totaled $2.7 billion and the pretax unrealized loss totaled $268 million. Transfers of debt securities into the investment securities portfolio are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in Accumulated Other Comprehensive Income and in the carrying value of the investment securities portfolio. Such amounts are amortized over the estimated remaining life of the security as an adjustment to yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $11.0 billion at September 30, 2022, a $301 million increase compared to June 30, 2022. At September 30, 2022, the available for sale securities portfolio consisted primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Both residential and commercial mortgage-backed securities have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined residential mortgage-backed securities portfolio held in investment and available for sale securities at September 30, 2022 is 3.4 years. Management estimates the duration extends to 3.7 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 3.2 years assuming a 100 basis point decline in the current low-rate environment. Management also regularly monitors the impact of interest rate risk on the available for sale securities portfolio on our tangible equity ratio under various shock scenarios. Throughout the third quarter of 2022, this exposure was reported and monitored by management, and the portfolio's actual performance remained within expectations.

Bank-Owned Life Insurance

We have approximately $408 million of bank-owned life insurance at September 30, 2022. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $313 million is held in separate accounts and $95 million represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. As of September 30, 2022, the fair value of investments held in separate accounts covered by the stable value wrap was approximately $277 million. Since the underlying fair value of the investments held in separate accounts at September 30, 2022 was below the net book value of the investments, $34 million of cash surrender value was supported by the stable value wrap. The remaining $2 million of fair value held in separate accounts is not supported by the stable value wrap. During the third quarter of 2022, the fair value of this portfolio declined, driven by continued increases in interest rates, and exceeded the maximum support from the stable value wrap. A $4.5 million write-down was recognized. Future rate increases may cause additional write-downs in the short-term. Write-downs driven by market interest rate increases are expected to benefit portfolio returns over the life of the program. The stable value wrap is provided by a domestic financial institution.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $21.8 billion at September 30, 2022, a $499 million increase over June 30, 2022. Core loans, which exclude paycheck protection program loans, grew by $522 million, primarily due to growth in commercial real estate loans and loans to individuals. Unfunded loan commitments also grew by $1.1 billion during the third quarter.

Table 12 -- Loans
(In thousands)

	Sep. 30, 2022	June 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sep. 30, 2021
Commercial:
Healthcare	$3,826,623	$3,696,963	$3,441,732	$3,414,940	$3,347,641
Energy	3,371,588	3,393,072	3,197,667	3,006,884	2,814,059
Services	3,280,925	3,421,493	3,351,495	3,367,193	3,323,422
General business	3,128,550	3,067,169	2,892,295	2,717,448	2,690,018
Total commercial	13,607,686	13,578,697	12,883,189	12,506,465	12,175,140

Commercial real estate:
Multifamily	1,126,700	878,565	867,288	786,404	875,586
Industrial	1,103,905	953,626	911,928	766,125	890,316
Office	1,086,615	1,100,115	1,097,516	1,040,963	1,030,755
Retail	635,021	637,304	667,561	679,917	766,402
Residential construction and land development	91,690	111,575	120,506	120,016	118,416
Other commercial real estate	429,980	424,963	436,157	437,900	435,417
Total commercial real estate	4,473,911	4,106,148	4,100,956	3,831,325	4,116,892

Paycheck protection program	20,233	43,140	137,365	276,341	536,052

Loans to individuals:
Residential mortgage	1,851,836	1,784,729	1,723,506	1,722,170	1,747,243
Residential mortgage guaranteed by U.S. government agencies	262,466	293,838	322,581	354,173	376,986
Personal	1,574,325	1,484,596	1,506,832	1,515,206	1,395,623
Total loans to individuals	3,688,627	3,563,163	3,552,919	3,591,549	3,519,852

Total	$21,790,457	$21,291,148	$20,674,429	$20,205,680	$20,347,936

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

Commercial loans totaled $13.6 billion or 62 percent of the loan portfolio at September 30, 2022, largely unchanged compared to June 30, 2022. Growth in healthcare and general business loans were offset by a decrease in services and energy loan balances.

Approximately 74 percent of loans in this segment are located within our geographic footprint based on collateral location. Loans for which the collateral location is less relevant, such as unsecured loans and reserve-based energy loans are categorized by the borrower's primary operating location. The largest concentration of loans in this segment outside of our footprint is California, totaling 5 percent of the segment.

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

Outstanding energy loans totaled $3.4 billion or 15 percent of total loans at September 30, 2022, a $21 million decrease compared to June 30, 2022. Approximately $2.7 billion of energy loans were to oil and gas producers, a $48 million increase over June 30, 2022. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. Approximately 72 percent of the committed production loans are secured by properties primarily producing oil, and 28 percent of the committed production loans are secured by properties primarily producing natural gas.

Loans to midstream oil and gas companies totaled $549 million at September 30, 2022, a $90 million decrease compared to June 30, 2022. Loans to borrowers that provide services to the energy industry totaled $139 million at September 30, 2022, an increase of $4.2 million. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales, totaled $25 million, a $17 million increase over the prior quarter.

Unfunded energy loan commitments were $3.5 billion at September 30, 2022, growing $107 million over June 30, 2022.

The healthcare sector of the loan portfolio totaled $3.8 billion or 18 percent of total loans. Healthcare loans increased $130 million over June 30, 2022, primarily due to growth in loans to senior housing facilities and hospital systems. This was partially offset by a decrease in balances to other medical practices compared to the prior quarter. Healthcare sector loans consist primarily of loans for the development and operation of senior housing and care facilities including independent living, assisted living and skilled nursing. Generally we loan to borrowers with a portfolio of multiple facilities that serves to help diversify risks specific to a single facility.
The services sector of the loan portfolio totaled $3.3 billion or 15 percent of total loans, a $141 million decrease compared to the prior quarter. Service sector loans consist of a large number of loans to a variety of businesses including Native American tribal and state and local governments, Native American tribal casino operations, foundations and not-for-profit organizations, educational services and specialty trade contractors. Approximately $1.6 billion of the services category is made up of loans with individual balances of less than $10 million. Services sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

General business loans totaled $3.1 billion or 14 percent of total loans, an increase of $61 million over the prior quarter. General business loans consist of $1.8 billion of wholesale/retail loans and $1.3 billion of loans from other commercial industries.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of $100 million or more and with three or more non-affiliated banks as participants. At September 30, 2022, the outstanding principal balance of these loans totaled $5.0 billion, including $2.3 billion of energy loans. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 22 percent of our shared national credits, based on dollars committed. We hold shared national credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

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

The outstanding balance of commercial real estate loans grew by $368 million over June 30, 2022 to $4.5 billion or 21 percent of total loans at September 30, 2022. Multifamily residential loans increased $248 million to $1.1 billion at September 30, 2022. Loans secured by industrial facilities grew by $150 million to $1.1 billion. This growth was partially offset by a $20 million decrease in residential construction and land development loans and a $14 million decrease in loans secured by office buildings.

Approximately 69 percent of loans in this segment are in our geographic footprint based on collateral location. The largest concentration of loans in this segment outside our footprint is Utah, totaling 10 percent of the segment. All other states represent less than 5 percent individually.
Paycheck Protection Program
We actively participated in programs initiated by the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), including the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP") that began on April 3, 2020. PPP provided fully forgivable loans when utilized for qualified expenditures, including to help small businesses maintain payrolls during the COVID-19 pandemic. The remaining loans in this portfolio generally have a contractual term of five years, though most are expected to be forgiven prior to maturity after completion of a compliance period. Loans are guaranteed and amounts forgiven will be reimbursed to the Company by the SBA. The loans carry a fixed interest rate of 1 percent. Interest plus loan fees, which vary depending on loan size, are accrued over the contractual life of the loan. Remaining unaccreted origination fees were not significant at September 30, 2022.
Loans to Individuals

Loans to individuals include residential mortgage and personal loans. Residential mortgage loans provide funds for our customers to purchase or refinance their primary residence or to borrow against the equity in their home. These loans are secured by a first or second mortgage on the customer's primary residence. Personal loans consist primarily of loans to Wealth Management clients secured by the cash surrender value of insurance policies and marketable securities. Personal loans also include direct loans secured by and for the purchase of automobiles, recreational and marine equipment as well as unsecured loans. These loans are made in accordance with underwriting policies we believe to be conservative and are fully documented. Loans may be individually underwritten or credit scored based on size and other criteria. Credit scoring is assessed based on significant credit characteristics including credit history, residential and employment stability.

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

Approximately 91 percent of the loans in this segment are secured by collateral located within our geographical footprint. Loans for which the collateral location is less relevant, such as unsecured loans are categorized by the borrower’s primary location.

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Company are centrally managed by the Oklahoma market.

Table 13-- Loans Managed by Primary Geographical Market
(In thousands)

	Sep. 30, 2022	June 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sep. 30, 2021
Texas:
Commercial	$6,632,610	$6,631,658	$6,254,883	$6,068,700	$5,815,562
Commercial real estate	1,448,590	1,339,452	1,345,105	1,253,439	1,383,871
Paycheck protection program	12,280	14,040	31,242	81,654	115,623
Loans to individuals	970,459	934,856	957,320	942,982	901,121
Total Texas	9,063,939	8,920,006	8,588,550	8,346,775	8,216,177

Oklahoma:
Commercial	3,104,037	3,125,764	2,883,663	2,633,014	2,590,887
Commercial real estate	608,856	576,458	552,310	546,021	552,184
Paycheck protection program	4,571	13,329	52,867	69,817	192,474
Loans to individuals	2,054,362	1,982,247	1,977,886	2,024,404	2,014,099
Total Oklahoma	5,771,826	5,697,798	5,466,726	5,273,256	5,349,644

Colorado:
Commercial	2,115,883	2,074,455	1,977,773	1,936,149	1,874,613
Commercial real estate	565,057	473,231	480,740	470,937	526,653
Paycheck protection program	1,298	8,233	28,584	82,781	140,470
Loans to individuals	237,981	234,105	236,125	256,533	249,298
Total Colorado	2,920,219	2,790,024	2,723,222	2,746,400	2,791,034

Arizona:
Commercial	1,101,917	1,080,228	1,074,551	1,130,798	1,194,801
Commercial real estate	850,319	766,767	719,970	674,309	734,174
Paycheck protection program	1,083	5,173	11,644	21,594	42,815
Loans to individuals	225,981	212,870	190,746	186,528	182,506
Total Arizona	2,179,300	2,065,038	1,996,911	2,013,229	2,154,296

Kansas/Missouri:
Commercial	307,446	338,337	334,371	338,697	336,414
Commercial real estate	466,955	458,157	436,740	382,761	408,001
Paycheck protection program	10	573	2,595	4,718	6,920
Loans to individuals	125,039	125,584	121,247	110,889	100,920
Total Kansas/Missouri	899,450	922,651	894,953	837,065	852,255

New Mexico:
Commercial	257,763	252,033	262,533	306,964	287,695
Commercial real estate	426,367	431,606	504,632	442,128	437,302
Paycheck protection program	991	1,792	9,713	13,510	31,444
Loans to individuals	68,095	67,026	63,299	63,930	66,651
Total New Mexico	753,216	752,457	840,177	826,532	823,092

Arkansas:
Commercial	88,030	76,222	95,415	92,143	75,168
Commercial real estate	107,767	60,477	61,459	61,730	74,707
Paycheck protection program	—	—	720	2,267	6,306
Loans to individuals	6,710	6,475	6,296	6,283	5,257
Total Arkansas	202,507	143,174	163,890	162,423	161,438

Total BOK Financial loans	$21,790,457	$21,291,148	$20,674,429	$20,205,680	$20,347,936

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

We also have off-balance sheet credit risk related to certain residential mortgage loans primarily originated under community development loan programs that were sold to a U.S. government agency with full recourse prior to 2007. We are obligated to repurchase these loans for the life of these loans in the event of foreclosure for the unpaid principal and interest at the time of foreclosure. The majority of our conforming fixed rate loan originations are sold in the secondary market, and we only retain repurchase obligations under standard underwriting representations and warranties.

Table 14 – Off-Balance Sheet Credit Commitments
(In thousands)

	Sep. 30, 2022	June 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sep. 30, 2021
Loan commitments	$14,585,566	$13,470,286	$12,490,832	$12,471,482	$12,044,695
Standby letters of credit	725,302	700,929	654,185	699,743	638,067
Unpaid principal balance of residential mortgage loans sold with recourse	46,199	48,775	51,459	54,226	57,988
Unpaid principal balance of residential mortgage loans transferred into mortgage-backed securities guaranteed by U.S. Dept. of Veterans Affairs	1,021,504	1,038,317	1,062,197	1,095,877	1,150,124
Customer Derivative Programs

We offer programs that permit our customers to hedge various risks, including fluctuations in energy, cattle and other agricultural product prices, interest rates and foreign exchange rates. Each of these programs work essentially the same way. Derivative contracts are executed between the customers and the Company. Offsetting contracts are executed between the Company and selected counterparties to minimize market risk due to changes in commodity prices, interest rates or foreign exchange rates. The counterparty contracts are identical to the customer contracts except for a fixed pricing spread or a fee paid to us as compensation for administrative costs, credit risk and profit.

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

A deterioration of the credit standing of one or more of the customers or counterparties to these contracts may result in BOK Financial recognizing a loss as the fair value of the affected contracts may no longer move in tandem with the offsetting contracts. This occurs if the credit standing of the customer or counterparty deteriorates such that either the fair value of underlying collateral no longer supports the contract or the customer or the counterparty’s ability to provide margin collateral becomes impaired. Credit losses on customer derivatives reduce brokerage and trading revenue in the Consolidated Statements of Earnings.

Derivative contracts are carried at fair value. At September 30, 2022, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $1.5 billion compared to $2.0 billion at June 30, 2022. At September 30, 2022, the net fair value of our derivative contracts included $1.1 billion for energy contracts, $237 million for foreign exchange contracts and $170 million for interest rate swaps. The aggregate net fair value of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $1.5 billion at September 30, 2022 and $2.0 billion at June 30, 2022.

At September 30, 2022, total derivative assets were reduced by $148 million of cash collateral received from counterparties and total derivative liabilities were reduced by $1.0 billion of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement. Derivative contracts executed with customers may be secured by non-cash collateral in conjunction with a credit agreement with that customer, such as proven producing oil and gas properties. Access to this collateral in event of default is reasonably assured.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at September 30, 2022 follows in Table 15.

Table 15 -- Fair Value of Derivative Contracts
(In thousands)

Customers	$1,056,141
Banks and other financial institutions	163,538
Exchanges and clearing organizations	100,816
Fair value of customer risk management program asset derivative contracts, net	$1,320,495

At September 30, 2022, our largest derivative exposure was to an exchange for $83 million of net derivative positions and $56 million of cash margin placed.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices down to an equivalent of $64.86 per barrel of oil would decrease the fair value of derivative assets by $499 million, with lending customers comprising the bulk of the assets. An increase in prices up to an equivalent of $94.12 per barrel of oil would increase the fair value of derivative assets by $613 million as asset values rise faster than margin paid. Liquidity requirements of this program may also be affected by our credit rating. At September 30, 2022, a decrease in our credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $10 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of September 30, 2022, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.

Summary of Credit Loss Experience

Table 16 -- Summary of Credit Loss Experience
(In thousands)

	Three Months Ended
	Sep. 30, 2022	June 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sep. 30, 2021
Allowance for loan losses:
Beginning balance	$241,114	$246,473	256,421	276,680	311,890
Loans charged off	(1,766)	(1,368)	(7,805)	(6,558)	(9,584)
Recoveries of loans previously charged off	1,309	2,167	1,824	7,272	1,769
Net loans recovered (charged off)	(457)	799	(5,981)	714	(7,815)
Provision for credit losses	1,111	(6,158)	(3,967)	(20,973)	(27,395)
Ending balance	$241,768	$241,114	$246,473	$256,421	$276,680

Accrual for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$42,250	$36,245	32,977	29,239	24,287
Provision for credit losses	14,060	6,005	3,268	3,738	4,952
Ending balance	$56,310	$42,250	$36,245	$32,977	$29,239

Accrual for off-balance sheet credit risk associated with mortgage banking activities:
Beginning balance	$4,003	$3,997	3,382	3,264	3,828
Loans charged off	(52)	(63)	(6)	(32)	(30)
Provision for credit losses	(66)	69	621	150	(534)
Ending balance	$3,885	$4,003	$3,997	$3,382	$3,264

Allowance for credit losses related to held-to-maturity (investment) securities:
Beginning balance	$717	$633	$555	$470	$493
Provision for credit losses	(105)	84	78	85	(23)
Ending balance	$612	$717	$633	$555	$470

Total provision for credit losses	$15,000	$—	$—	$(17,000)	$(23,000)
Average loans by portfolio segment :
Commercial	$13,481,961	$13,382,176	$12,677,706	$12,401,935	$12,231,230
Commercial real estate	4,434,650	4,061,129	4,059,148	3,838,336	4,218,190
Paycheck protection program	26,364	90,312	210,110	404,261	792,728
Loans to individuals	3,656,257	3,524,097	3,516,698	3,598,121	3,606,460
Net charge-offs (annualized) to average loans	0.01%	(0.02)%	0.12%	(0.01)%	0.15%
Net charge-offs (annualized) to average loans by portfolio segment:
Commercial	(0.02)%	(0.05)%	0.17%	(0.03)%	0.20%
Commercial real estate	—%	0.01%	—%	(0.06)%	0.11%
Paycheck protection program	—%	—%	—%	—%	—%
Loans to individuals	0.12%	0.08%	0.05%	0.08%	0.05%
Recoveries to gross charge-offs	74.12%	158.41%	23.37%	110.89%	18.46%
Provision for loan losses (annualized) to average loans	0.02%	(0.12)%	(0.08)%	(0.41)%	(0.53)%
Allowance for loan losses to loans outstanding at period-end	1.11%	1.13%	1.19%	1.27%	1.36%
Accrual for unfunded loan commitments to loan commitments	0.39%	0.31%	0.29%	0.26%	0.24%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period-end	1.37%	1.33%	1.37%	1.43%	1.50%

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
A $15.0 million provision for credit losses was necessary for the third quarter of 2022, primarily related to strong loan growth in loans and unfunded commitments during the quarter. The level of uncertainty in the current economic outlook increased, resulting in an increase in the probability weighting of the downside scenario. In addition, the key economic factors were slightly less favorable to economic growth across all scenarios. These changes were offset by a decrease in expected losses on commercial real estate, energy, healthcare and services loans. Credit quality metrics also continued to improve. Non-pass grade loans, including loans especially mentioned, accruing substandard and nonaccruing loans decreased $33 million compared to June 30, 2022. Non-pass grade energy, services and general business loans were partially offset by increased non-pass grade healthcare and commercial real estate loans. A summary of outstanding loan balances by risk grade is included in Note 4 to the Consolidated Financial Statements.

A summary of macroeconomic variables considered in developing our estimate of expected credit losses at September 30, 2022 follows:

	Base	Downside	Upside
Scenario probability weighting	50%	40%	10%
Economic outlook	The Russia-Ukraine conflict remains isolated and conditions improve by the fourth quarter of 2022.

The federal funds rate is increased at Federal Reserve Open Market ("FOMC") meetings through December 2022, which results in a target range of 4.00 percent to 4.25 percent. Inflation peaks in the third quarter of 2022 and begins to slowly normalize thereafter. There are no additional rate increases in 2023.

Labor force participants continue to re-enter the job market to meet the record number of job openings. Inflation pressures cause modest declines in real household income compared to pre-pandemic levels resulting in below-trend GDP growth.	The Russia-Ukraine conflict remains isolated, but persists through third quarter of 2023.

Higher levels of inflation force the Federal Reserve to adopt a more aggressive monetary policy to combat the inflationary environment. This results in a target range of 4.75 percent to 5.00 percent by September 2023. Inflation peaks in the fourth quarter of 2022 and remains elevated through the third quarter of 2023. This pushes the United States into a recession, with a contraction in economic activity and a sharp increase in the unemployment rate.	The Russia-Ukraine conflict remains isolated and conditions improve in the third quarter 2022.

The federal funds rate is increased at FOMC meetings through December 2022, which results in a target range of 3.50 percent to 3.75 percent. Inflation peaks in the third quarter of 2022 and begins to normalize thereafter. There are no additional rate increases in 2023.

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
–Civilian unemployment rate of 3.9 percent in the fourth quarter of 2022 increases to 4.1 percent by the third quarter of 2023.
–WTI oil prices are projected to generally follow the NYMEX forward curve that existed at the end of September 2022 and are expected to average $81.86 per barrel over the next 12 months.

–GDP is forecasted to contract 1.3 percent over the next twelve months.
–Civilian unemployment rate of 4.5 percent in the fourth quarter of 2022 increases to 6.4 percent in the third quarter of 2023.
–WTI oil prices are projected to average $72.58 over the next 12 months, with a peak of $92.87 in the fourth quarter of 2022 and falling 39% over the following three quarters.

–GDP is forecasted to grow by 1.8 percent over the next 12 months.
–Civilian unemployment rate of 3.7 percent in the third quarter of 2022 increases to 3.8 percent by the third quarter of 2023.
–WTI oil prices are projected to average $80.04 per barrel over the next 12 months.

The sensitivity to management's economic scenario weighting may be quantified by comparing the results of weighting each economic scenario at 100%. For example, compared to a 100% Base Case scenario, a 100% Downside case would result in an additional $135 million in quantitative reserve at September 30, 2022. Such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related allowance.

At September 30, 2022, the allowance for loan losses totaled $242 million or 1.11 percent of outstanding loans. Excluding residential mortgage loans guaranteed by U.S. government agencies, the allowance for loan losses was 212 percent of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $298 million or 1.37 percent of outstanding loans and 262 percent of nonaccruing loans at September 30, 2022.

No provision for credit losses was necessary for the second quarter of 2022. At June 30, 2022, the allowance for loan losses was $241 million or 1.13 percent of outstanding loans. Excluding residential mortgage loans guaranteed by U.S. government agencies, the allowance for loan losses was 251 percent of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $283 million or 1.33 percent of outstanding loans and 295 percent of nonaccruing loans.

Net Loans Charged Off

Net recoveries of commercial loans were $646 thousand in the third quarter of 2022. Net commercial real estate loan recoveries were $7 thousand and net charge-offs of loans to individuals were $1.1 million. Net charge-offs of loans to individuals include deposit account overdraft losses.

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

Table 17 -- Nonperforming Assets
(In thousands)

	Sep. 30, 2022	June 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sep. 30, 2021
Nonaccruing loans:
Commercial:
Healthcare	$41,438	$14,886	$15,076	$15,762	$509
Services	27,315	15,259	16,535	17,170	25,714
Energy	4,164	20,924	24,976	31,091	45,500
General business	2,753	3,539	3,750	10,081	8,951
Total commercial	75,670	54,608	60,337	74,104	80,674

Commercial real estate	7,971	10,939	15,989	14,262	21,223

Loans to individuals:
Residential mortgage	30,066	30,460	30,757	31,574	30,674
Residential mortgage guaranteed by U.S. government agencies	16,957	18,000	16,992	13,861	9,188
Personal	136	132	171	258	188
Total loans to individuals	47,159	48,592	47,920	45,693	40,050
Total nonaccruing loans	130,800	114,139	124,246	134,059	141,947
Accruing renegotiated loans guaranteed by U.S. government agencies	176,022	196,420	204,121	210,618	178,554
Real estate and other repossessed assets	29,676	22,221	24,492	24,589	28,770
Total nonperforming assets	$336,498	$332,780	$352,859	$369,266	$349,271
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$143,519	$118,360	$131,746	$144,787	$161,529

Allowance for loan losses to nonaccruing loans[1]	212.37%	250.80%	229.80%	213.33%	208.41%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to nonaccruing loans[1]	261.83%	294.74%	263.60%	240.77%	230.43%
Nonperforming assets to outstanding loans and repossessed assets	1.54%	1.56%	1.70%	1.83%	1.71%
Nonperforming assets to outstanding loans and repossessed assets[1]	0.67%	0.56%	0.65%	0.73%	0.81%
Nonaccruing loans to outstanding loans	0.60%	0.54%	0.60%	0.66%	0.70%
Nonaccruing commercial loans to outstanding commercial loans	0.56%	0.40%	0.47%	0.59%	0.66%
Nonaccruing commercial real estate loans to outstanding commercial real estate loans	0.18%	0.27%	0.39%	0.37%	0.52%
Nonaccruing loans to individuals to outstanding loans to individuals[1]	0.88%	0.94%	0.96%	0.98%	0.98%
1     Excludes residential mortgages guaranteed by U.S. government agencies.

Excluding assets guaranteed by U.S. government agencies, nonperforming assets increased $25 million from June 30, 2022, primarily due to a $27 million increase in nonaccruing healthcare and $12 million increase in nonaccruing services loans, partially offset by a $17 million decrease in nonaccruing energy loans. Newly identified nonaccruing loans totaled $54 million, offset by $24 million of payments, $8.2 million in foreclosures and $1.8 million of charge-offs. The Company generally retains nonperforming assets to maximize potential recovery, which may cause future nonperforming assets to decrease more slowly.

A rollforward of nonperforming assets for the three and nine months ended September 30, 2022 follows in Table 18.

Table 18 -- Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	September 30, 2022
	Nonaccruing Loans				Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
	Commercial	Commercial Real Estate	Loan to Individuals	Total
Balance, June 30, 2022	$54,608	$10,939	$48,592	$114,139	$196,420	$22,221	$332,780
Additions	49,861	—	3,970	53,831	5,852	—	59,683
Payments	(20,961)	(205)	(2,961)	(24,127)	(1,427)	—	(25,554)
Charge-offs	(75)	—	(1,691)	(1,766)	—	—	(1,766)
Net losses and write-downs	—	—	—	—	—	(106)	(106)
Foreclosure of nonperforming loans	(7,960)	—	(274)	(8,234)	—	8,234	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(1,194)	(1,194)	(967)	—	(2,161)
Proceeds from sales	—	—	—	—	(23,464)	(673)	(24,137)
Net transfers to nonaccruing loans	—	—	716	716	(716)	—	—
Return to accrual status	197	(2,763)	1	(2,565)	—	—	(2,565)
Other, net	—	—	—	—	324	—	324
Balance, September 30, 2022	$75,670	$7,971	$47,159	$130,800	$176,022	$29,676	$336,498

	Nine Months Ended
	September 30, 2022
	Nonaccruing Loans				Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
	Commercial	Commercial Real Estate	Loan to Individuals	Total
Balance, Dec. 31, 2021	$74,104	$14,262	$45,693	$134,059	$210,618	$24,589	$369,266
Additions	51,322	4,457	14,380	70,159	33,586	—	103,745
Payments	(35,831)	(776)	(9,738)	(46,345)	(5,314)	—	(51,659)
Charge-offs	(6,162)	(269)	(4,508)	(10,939)	—	—	(10,939)
Net losses and write-downs	—	—	—	—	—	(2,247)	(2,247)
Foreclosure of nonperforming loans	(7,960)	(3,956)	(398)	(12,314)	—	12,314	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(3,182)	(3,182)	(1,889)	—	(5,071)
Proceeds from sales	—	—	—	—	(56,722)	(4,980)	(61,702)
Net transfers to nonaccruing loans	—	—	5,331	5,331	(5,331)	—	—
Return to accrual status	197	(5,747)	(419)	(5,969)	—	—	(5,969)
Other, net	—	—	—	—	1,074	—	1,074
Balance, September 30, 2022	$75,670	$7,971	$47,159	$130,800	$176,022	$29,676	$336,498

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

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets totaled $30 million at September 30, 2022, composed primarily of $22 million of developed commercial real estate. Real estate and other repossessed assets increased $7.5 million compared to June 30, 2022.

Liquidity and Capital

Based on the average balances for the third quarter of 2022, approximately 82 percent of our funding was provided by deposit accounts, 5 percent from borrowed funds, less than 1 percent from long-term subordinated debt and 11 percent from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Average deposits for the third quarter of 2022 totaled $37.0 billion, a $1.5 billion decrease compared to the second quarter of 2022. Deposit balances continue to decline, consistent with industry trends, as customers redeploy resources following the savings trend during the height of the pandemic. Interest-bearing transaction account balances decreased $1.5 billion. Demand deposits decreased $97 million. Certificate of deposit balances increased $36 million.

Table 19 - Average Deposits by Line of Business
(In thousands)

	Three Months Ended
	Sep. 30, 2022	June 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sep. 30, 2021
Commercial Banking	$17,966,661	$18,933,766	$19,595,260	$19,537,285	$17,881,673
Consumer Banking	8,812,884	8,876,469	8,746,622	8,682,437	8,516,942
Wealth Management	7,999,074	8,482,785	9,619,323	9,194,019	9,120,446
Subtotal	34,778,619	36,293,020	37,961,205	37,413,741	35,519,061
Funds Management and other	2,271,157	2,301,400	2,401,002	2,388,347	2,315,325
Total	$37,049,776	$38,594,420	$40,362,207	$39,802,088	$37,834,386

Average Commercial Banking deposit balances decreased $967 million compared to the second quarter of 2022. Interest-bearing transaction account balances decreased $757 million and time deposits decreased $76 million. Demand deposit balances decreased $133 million. Commercial deposit balances have decreased as short-term rates move higher, enhancing Commercial customers' investment alternatives.

Average Consumer Banking deposit balances decreased $64 million compared to the prior quarter. Demand deposit balances decreased $53 million while time deposits decreased $20 million. Interest-bearing transaction deposit balances increased $6.4 million and savings account balances increased $3.0 million.

Average Wealth Management deposits decreased $484 million compared to the second quarter of 2022. A $677 million decrease in interest-bearing transaction accounts was partially offset by a $128 million increase in time deposit balances and a $70 million increase in demand deposit balances.

Average time deposits for the third quarter of 2022 included $53 million of brokered deposits, a $3.7 million decrease compared to the second quarter of 2022. Average interest-bearing transaction accounts for the third quarter included $1.8 billion of brokered deposits, a $239 million decrease compared to the second quarter of 2022.

The distribution of our period end deposit account balances among principal markets follows in Table 20.

Table 20 -- Period End Deposits by Principal Market Area
(In thousands)

	Sep. 30, 2022	June 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sep. 30, 2021
Oklahoma:
Demand	$5,143,405	$5,422,593	$5,205,806	$5,433,405	$5,080,162
Interest-bearing:
Transaction	9,619,419	10,240,378	11,410,709	12,689,367	11,692,679
Savings	558,256	561,413	558,634	521,439	510,906
Time	776,306	678,127	817,744	978,822	1,039,866
Total interest-bearing	10,953,981	11,479,918	12,787,087	14,189,628	13,243,451
Total Oklahoma	16,097,386	16,902,511	17,992,893	19,623,033	18,323,613

Texas:
Demand	4,609,255	4,670,535	4,552,001	4,552,983	3,987,503
Interest-bearing:
Transaction	4,781,920	5,344,326	4,963,118	5,345,461	4,985,465
Savings	179,049	183,708	182,536	178,458	165,043
Time	343,015	333,038	329,931	337,559	337,389
Total interest-bearing	5,303,984	5,861,072	5,475,585	5,861,478	5,487,897
Total Texas	9,913,239	10,531,607	10,027,586	10,414,461	9,475,400

Colorado:
Demand	2,510,179	2,799,798	2,673,352	2,526,855	2,158,596
Interest-bearing:
Transaction	2,221,796	2,277,563	2,387,304	2,334,371	2,337,354
Savings	80,542	82,976	81,762	78,636	79,873
Time	151,064	160,795	165,401	174,351	184,002
Total interest-bearing	2,453,402	2,521,334	2,634,467	2,587,358	2,601,229
Total Colorado	4,963,581	5,321,132	5,307,819	5,114,213	4,759,825

New Mexico:
Demand	1,296,410	1,347,600	1,271,264	1,196,057	1,222,895
Interest-bearing:
Transaction	717,492	845,442	888,257	858,394	837,630
Savings	113,056	115,660	115,457	107,963	107,615
Time	142,856	148,532	156,140	163,871	168,879
Total interest-bearing	973,404	1,109,634	1,159,854	1,130,228	1,114,124
Total New Mexico	2,269,814	2,457,234	2,431,118	2,326,285	2,337,019

	Sep. 30, 2022	June 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sep. 30, 2021
Arizona:
Demand	903,296	901,543	947,775	934,282	1,110,884
Interest-bearing:
Transaction	788,142	792,269	810,896	834,491	784,614
Savings	18,258	17,999	18,122	16,182	16,468
Time	26,704	28,774	27,259	31,274	30,862
Total interest-bearing	833,104	839,042	856,277	881,947	831,944
Total Arizona	1,736,400	1,740,585	1,804,052	1,816,229	1,942,828

Kansas/Missouri:
Demand	479,459	537,143	553,345	658,342	488,595
Interest-bearing:
Transaction	747,981	913,921	1,107,525	1,086,946	965,757
Savings	19,375	19,943	19,589	18,844	17,303
Time	13,258	13,962	11,527	12,255	13,040
Total interest-bearing	780,614	947,826	1,138,641	1,118,045	996,100
Total Kansas/Missouri	1,260,073	1,484,969	1,691,986	1,776,387	1,484,695

Arkansas:
Demand	43,111	41,084	38,798	42,499	41,594
Interest-bearing:
Transaction	123,273	130,300	122,020	119,543	149,611
Savings	3,098	3,125	3,265	3,213	3,289
Time	5,940	6,371	6,414	6,196	6,677
Total interest-bearing	132,311	139,796	131,699	128,952	159,577
Total Arkansas	175,422	180,880	170,497	171,451	201,171
Total BOK Financial deposits	$36,415,915	$38,618,918	$39,425,951	$41,242,059	$38,524,551

In addition to deposits, liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country. The Company has no wholesale federal funds purchased at September 30, 2022. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale and trading securities. Federal Home Loan Bank borrowings are generally short-term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and agency mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $1.5 billion during the quarter, compared to $1.3 billion in the second quarter of 2022.

At September 30, 2022, the estimated unused credit available to BOKF, NA from collateralized sources was approximately $14 billion.

A summary of other borrowings for BOK Financial on a consolidated basis follows in Table 21.

Table 21 -- Borrowed Funds
(In thousands)

		Three Months Ended September 30, 2022				Three Months Ended June 30, 2022
	Sep. 30, 2022	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	June 30, 2022	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter

Funds purchased	153,413	180,727	1.29%	153,413	163,961	365,054	1.22%	307,424
Repurchase agreements	473,539	620,032	0.55%	502,900	513,069	859,080	0.23%	595,816
Other borrowings:
Federal Home Loan Bank advances	200,000	1,494,565	2.30%	2,200,000	—	1,267,033	0.89%	—
GNMA repurchase liability	7,264	5,852	4.47%	7,264	5,123	5,150	4.05%	5,123
Other	27,669	28,470	3.54%	29,133	30,382	29,175	3.23%	30,382
Total other borrowings	234,933	1,528,887	2.33%		35,505	1,301,358	1.01%
Subordinated debentures[1]	131,168	131,199	5.07%	131,203	131,223	131,219	4.50%	131,223
Total other borrowed funds and subordinated debentures	$993,053	$2,460,845	1.95%		$843,758	$2,656,711	0.96%
1 Parent Company only.
BOKF, NA also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold in GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors if delinquent loans are not repurchased from the GNMA mortgage pools.

Parent Company

At September 30, 2022, cash and interest-bearing cash and cash equivalents held by the parent company totaled $175 million. The primary sources of liquidity for BOK Financial are cash on hand and dividends from BOKF, NA. Dividends from the bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At September 30, 2022, based upon the most restrictive limitations as well as management's internal capital policy, BOKF, NA could declare up to $267 million of dividends. Dividend constraints may be alleviated through increases in retained earnings, capital issuances or changes in risk weighted assets. Future losses or increases in required regulatory capital at the bank could affect its ability to pay dividends to the parent company.

Our equity capital at September 30, 2022 was $4.5 billion, a $227 million decrease compared to June 30, 2022. Net income less cash dividends paid increased equity $121 million during the third quarter of 2022. Changes in interest rates resulted in a $302 million decrease in accumulated other comprehensive income compared to June 30, 2022. We also repurchased $50 million of common stock during the third quarter of 2022. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings including expected benefits from lower federal income tax rates, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt or perpetual preferred stock issuance, share repurchase and stock and cash dividends.

On April 30, 2019, the board of directors authorized the Company to purchase up to five million common shares, subject to market conditions, securities law and other regulatory compliance limitations. As of September 30, 2022, 4,651,465 shares have been repurchased under this authorization. The Company repurchased 548,034 shares of common stock at an average price of $91.20 a share in the third quarter of 2022. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.

On November 1, 2022, the board of directors authorized the Company to purchase up to five million additional common shares, subject to market conditions, securities law and other regulatory compliance limitations. This authorization replaces the existing board authorization for the purchase of five million common shares, under which 4,651,465 shares were repurchased.

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

A summary of minimum capital requirements, including a capital conservation buffer follows in Table 22. A bank which falls below these levels, including the capital conservation buffer, would be subject to regulatory restrictions on capital distributions (including, but not limited to, dividends and share repurchases) and executive bonus payments.

In March 2020, in response to the impact on the financial markets by the COVID-19 pandemic, the banking agencies issued an interim final rule permitting banking organizations that implement the current expected credit loss ("CECL") model the option to delay for two years an estimate of the CECL methodology's effect on regulatory capital, followed by a three-year transition period. The estimate includes the implementation date adjustment as of January 1, 2020 plus an estimate of the impact of the change for a two year period following implementation of CECL. We elected to delay the regulatory capital impact of the transition in accordance with the interim final rule. Deferral of the impact of CECL added 9 basis points to the Company's Common equity Tier 1 capital at September 30, 2022.

The capital ratios for BOK Financial on a consolidated basis are presented in Table 22.

Table 22 -- Capital Ratios

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer	Sep. 30, 2022	June 30, 2022	Sep. 30, 2021
Risk-based capital:
Common equity Tier 1	4.50%	2.50%	7.00%	11.80%	11.61%	12.26%
Tier 1 capital	6.00%	2.50%	8.50%	11.82%	11.63%	12.29%
Total capital	8.00%	2.50%	10.50%	12.81%	12.59%	13.38%
Tier 1 Leverage	4.00%	N/A	4.00%	9.76%	9.12%	8.77%

Average total equity to average assets				10.58%	10.01%	11.00%
Tangible common equity ratio				7.96%	8.16%	9.28%

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

Table 23 provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 23 -- Non-GAAP Measure
(Dollars in thousands)

	Sep. 30, 2022	June 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sep. 30, 2021
Tangible common equity ratio:
Total shareholders' equity	$4,509,934	$4,737,339	$4,849,582	$5,363,732	$5,388,973
Less: Goodwill and intangible assets, net	1,124,582	1,128,493	1,132,510	1,136,527	1,140,935
Tangible common equity	3,385,352	3,608,846	3,717,072	4,227,205	4,248,038
Total assets	43,645,446	45,377,072	46,826,507	50,249,431	46,923,409
Less: Goodwill and intangible assets, net	1,124,582	1,128,493	1,132,510	1,136,527	1,140,935
Tangible assets	$42,520,864	$44,248,579	$45,693,997	$49,112,904	$45,782,474
Tangible common equity ratio	7.96%	8.16%	8.13%	8.61%	9.28%

Pre-provision net revenue:
Net income before taxes	$196,272	$168,980	$78,649	$152,025	$241,782
Provision for expected credit losses	15,000	—	—	(17,000)	(23,000)
Net income (loss) attributable to non-controlling interests	81	12	(36)	(129)	(601)
Pre-provision net revenue	$211,191	$168,968	$78,685	$135,154	$219,383

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

The Asset/Liability Committee is responsible for managing market risk in accordance with policy limits established by the Board of Directors. The Committee monitors projected variation in net interest revenue, net income and economic value of equity due to specified changes in interest rates. These limits also set maximum levels for short-term borrowings, short-term assets, public funds and brokered deposits and establish minimum levels for un-pledged assets, among other things. Further, the Board has approved market risk limits for fixed income trading, mortgage pipeline and mortgage servicing assets inclusive of economic hedge benefits. Exposure is measured daily and compliance is reviewed monthly. Deviations from the Board approved limits, which periodically occur throughout the reporting period, may require management to develop and execute plans to reduce exposure. These plans are subject to escalation to and approval by the Board.

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

Interest Rate Risk – Other than Trading

As previously noted in the Net Interest Revenue section of this report, management has implemented strategies to manage the Company’s balance sheet exposure to changes in interest rates over a twelve-month period within established policy limits. The effectiveness of these strategies in managing the overall interest rate risk is evaluated through the use of an asset/liability model. BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest revenue. A simulation model is used to estimate the effect of changes in interest rates on our performance across multiple interest rate scenarios. Our current internal policy limit for net interest revenue variation due to a 200 basis point parallel change in market interest rates over twelve months is a maximum decline of 5 percent. The results of a 200 basis point decrease in interest rates in the current low deposit rate environment are not meaningful. Until such time as it becomes meaningful, we will instead report the effect of a 100 basis point decrease in interest rates. Management also reviews alternative rate changes and time periods.

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

The Bank has ceased production of new LIBOR-based exposure as of December 31, 2021 and now offers floating rate products in various alternative reference rates with the majority of volume being observed thus far in simple or term rate versions of the Secured Overnight Financing Rate (“SOFR”). Key loan provisions have been modified so that new and renewed loans include LIBOR fallback language designed to ensure the smoothest possible transition from LIBOR to the new benchmark when such transition occurs. All existing financial contracts with direct exposure to LIBOR have been inventoried, and the Company has taken action to transition these exposures to an alternative reference rate in advance of the June 30, 2023 deadline.

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

The interest rate sensitivity in Table 24 indicates management’s estimation of the impact of rate changes on net interest revenue. Should deposit costs be 10 percent more sensitive to changes in rates, the variation in net interest revenue over the next twelve months would be 0.62 percent, or $9.0 million for the 200 basis point increase scenario. Alternatively, should deposit funding costs be 10 percent less sensitive to changes in rates, the variation in net interest revenue over the next twelve months would be 2.73 percent, or $40.0 million for the 200 basis point increase scenario. Additionally, in a flattening yield curve scenario where long-term rates increase by 100 basis points and short-term rates increase by 200 basis points, net interest revenue is neutral.

Table 24 -- Interest Rate Sensitivity
(Dollars in thousands)

	Sep. 30, 2022			June 30, 2022
	200 bp Increase	100 bp Increase	100 bp Decrease	200 bp Increase	100 bp Increase	100 bp Decrease
Anticipated impact over the next twelve months on net interest revenue	$24,230	$23,920	$(50,900)	$66,720	$47,620	$(62,104)
	1.65%	1.63%	(3.47)%	5.19%	3.70%	(4.83)%
Anticipated impact over months twelve through twenty-four	$67,340	$61,100	$(140,940)	$167,107	$122,239	$(168,539)
	4.15%	3.76%	(8.68)%	12.14%	8.88%	(12.24)%

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

We maintain a portfolio of financial instruments which may include debt securities issued by the U.S. government or its agencies and interest rate derivative contracts, held as an economic hedge of the changes in the fair value of our mortgage servicing rights. Composition of this portfolio will change based on our assessment of market risk. Changes in the fair value of residential mortgage-backed securities are highly dependent on changes in secondary mortgage rates required by investors, and interest rate derivative contracts are highly dependent on changes in other market interest rates. While primary and secondary mortgage rates generally move in the same direction, the spread between them may widen and narrow due to market conditions and government intervention. Changes in the forward-looking spread between the primary and secondary rates can cause significant earnings volatility.

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

Table 25 -- MSR Asset and Hedge Sensitivity Analysis
(Dollars in thousands)

	Sep. 30, 2022		June 30, 2022
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
MSR Asset	$5,358	$(7,053)	$8,502	$(11,579)
MSR Hedge	(7,646)	7,301	(8,009)	8,080
Net Exposure	(2,288)	248	493	(3,499)

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

Table 26 -- Mortgage Pipeline Sensitivity Analysis
(Dollars in thousands)

	Three Months Ended				Nine Months Ended September 30,
	Sep. 30, 2022		June 30, 2022		2022		2021
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(54)	$(105)	$(81)	$(158)	$(77)	$(226)	$(487)	$(498)
Low[2]	381	57	76	91	381	91	(17)	13
High[3]	(172)	(452)	(222)	(327)	(402)	(779)	(1,244)	(1,097)
Period End	(8)	(115)	(87)	(20)	(8)	(115)	(393)	(449)
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

Due to inherent limitations of the VaR methodology, including its reliance on past market behavior, which might not be indicative of future market performance, VaR is only one of several tools used to measure and manage market risk. Other tools used to actively manage market risk include stress testing (“Stressed VaR”), and sensitivity analysis.

Stressed VaR is calculated using the same internal models as used for the VaR-based measure. Stressed VaR is calculated over a ten-day holding period at a one-tail, 99% confidence level and employs a historical simulation approach based on a continuous twelve-month historical window selected to reflect a period of significant financial stress for the Company’s trading portfolio.

The trading portfolio’s VaR and Stressed VaR profiles are influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. Table 27 below summarizes certain VaR and Stressed VaR based measures for the three months ended September 30, 2022, June 30, 2022, September 30, 2021 and June 30, 2021. In the third quarter of 2022, both VaR measures decreased from the previous quarter. This decrease resulted from a decline in total trading assets and a decrease in basis risk between trading assets and their economic hedges.

Table 27 -- VaR and SVaR Measures

	Three Months Ended				Three Months Ended
	Sep. 30, 2022		June 30, 2022		Sep. 30, 2021		June 30, 2021
	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR
Average[1]	$2,644	$7,555	$6,070	$12,619	$9,604	$19,230	$11,585	$19,865
Low	1,044	4,051	2,612	5,820	5,219	9,050	7,151	10,814
High	5,930	14,030	11,583	25,184	16,348	37,807	18,802	38,031
Period End	1,584	5,478	3,386	8,220	5,694	22,203	9,368	20,870
1    Average represents the simple average of each daily value observed during the reporting period.

The Company monitors the accuracy of internal VaR models and modeling processes by back-testing model performance. The Company updates historical data used by the VaR model on a regular basis, and model validators independent of business lines perform regular modeled validations to access model input, processing, and reporting components. These models are required to be independently validated and approved prior to implementation.

Limit Structure

Beyond VaR and SVaR described above, Management also performs a sensitivity analysis to measure market risk from changes in interest rates on its trading portfolio. Applicable interest rates are shocked up and down 50 basis points, calculating an estimated change in fair value, net of economic hedging activity that may result. The Board has approved an $8 million market risk limit for the trading portfolio, net of economic hedges.

Table 28 -- Trading Sensitivity Analysis
(Dollars in thousands)

	Three Months Ended				Nine Months Ended September 30,
	Sep. 30, 2022		June 30, 2022		2022		2021
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$1,594	$(1,543)	$(435)	$939	$571	$750	$(1,503)	$3,983
Low[2]	6,079	1,113	3,004	4,658	8,643	12,277	7,271	13,323
High[3]	(1,221)	(6,325)	(3,672)	(2,779)	(11,253)	(6,325)	(9,345)	(5,392)
Period End	983	(504)	785	(1,138)	983	(504)	(1,288)	2,423
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

Model Validation

MRGR is independent of both the developers and users of the models. The team validates models through an evaluation process that assesses the data, theory, implementation, outcomes, and governance of each scenario. MRGR assigns each model a model risk score, which determines the frequency and scope of each validation. Validations comprise an assessment of model performance as well as a model’s potential limitations given its particular assumptions or weaknesses. Based on the results of the review, the team determines the use case for the model. The ultimate validation results may require remediation actions from the business line. MRGR communicates their result as one of the following three outcomes: “Approved for use,” “Approved with findings,” or “Unapproved.”

Controls and Procedures

As required by Rule 13a-15(b), BOK Financial’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by their reports, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), BOK Financial’s management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal controls over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.
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

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Interest revenue	2022	2021	2022	2021
Loans	$264,350	$191,206	$646,738	$582,621
Residential mortgage loans held for sale	1,684	1,274	4,637	4,223
Trading securities	22,720	38,941	86,653	111,518
Investment securities	9,108	2,580	14,947	7,914
Available for sale securities	58,779	57,310	175,383	174,827
Fair value option securities	286	342	1,214	1,240
Restricted equity securities	2,703	1,565	5,194	4,675
Interest-bearing cash and cash equivalents	3,520	245	5,730	577
Total interest revenue	363,150	293,463	940,496	887,595
Interest expense
Deposits	34,715	7,665	56,175	25,940
Borrowed funds	10,433	3,066	21,115	11,494
Subordinated debentures	1,677	2,505	4,452	9,205
Total interest expense	46,825	13,236	81,742	46,639
Net interest revenue	316,325	280,227	858,754	840,956
Provision for credit losses	15,000	(23,000)	15,000	(83,000)
Net interest revenue after provision for credit losses	301,325	303,227	843,754	923,956
Other operating revenue
Brokerage and trading revenue	61,006	47,930	77,970	98,120
Transaction card revenue	25,974	24,632	77,130	71,985
Fiduciary and asset management revenue	50,190	45,248	146,427	131,402
Deposit service charges and fees	28,703	27,429	84,207	77,499
Mortgage banking revenue	11,282	26,286	39,300	84,618
Other revenue	15,479	18,896	38,608	58,364
Total fees and commissions	192,634	190,421	463,642	521,988
Other gains (losses), net	979	31,091	(8,304)	57,661
Loss on derivatives, net	(17,009)	(5,760)	(77,559)	(14,590)
Loss on fair value option securities, net	(4,368)	(120)	(17,790)	(3,657)
Change in fair value of mortgage servicing rights	16,570	12,945	83,165	33,778
Gain on available for sale securities, net	892	1,255	3,017	3,152
Total other operating revenue	189,698	229,832	446,171	598,332
Other operating expense
Personnel	170,348	175,863	484,499	520,908
Business promotion	6,127	4,939	18,965	9,837
Charitable contributions to BOKF Foundation	—	—	—	4,000
Professional fees and services	14,089	12,436	37,977	36,777
Net occupancy and equipment	29,296	28,395	87,640	81,690
Insurance	4,306	3,712	13,317	11,992
Data processing and communications	41,743	38,371	122,859	112,256
Printing, postage and supplies	4,349	3,558	11,967	11,283
Amortization of intangible assets	3,943	4,488	11,956	13,873
Mortgage banking costs	9,504	8,962	26,818	34,031
Other expense	11,046	10,553	30,026	41,566
Total other operating expense	294,751	291,277	846,024	878,213
Net income before taxes	196,272	241,782	443,901	644,075
Federal and state income taxes	39,681	54,061	92,000	144,939
Net income	156,591	187,721	351,901	499,136
Net income (loss) attributable to non-controlling interests	81	(601)	57	(1,667)
Net income attributable to BOK Financial Corporation shareholders	$156,510	$188,322	$351,844	$500,803
Earnings per share:
Basic	$2.32	$2.74	$5.18	$7.23
Diluted	$2.32	$2.74	$5.18	$7.23
Average shares used in computation:
Basic	67,003,199	68,359,125	67,409,789	68,768,044
Diluted	67,004,623	68,360,871	67,411,222	68,770,663
Dividends declared per share	$0.53	$0.52	$1.59	$1.56
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$156,591	$187,721	$351,901	$499,136
Other comprehensive income (loss) before income taxes:
Net change in unrealized loss	(412,084)	(74,525)	(1,293,661)	(216,176)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	21,675	—	24,130	—
Operating expense, Personnel	(3,483)	—	(3,483)	—
Gain on available for sale securities, net	(892)	(1,255)	(3,017)	(3,152)
Other comprehensive loss before income taxes	(394,784)	(75,780)	(1,276,031)	(219,328)
Federal and state income taxes	(92,467)	(18,184)	(298,715)	(52,632)
Other comprehensive loss, net of income taxes	(302,317)	(57,596)	(977,316)	(166,696)
Comprehensive income (loss)	(145,726)	130,125	(625,415)	332,440
Comprehensive income (loss) attributable to non-controlling interests	81	(601)	57	(1,667)
Comprehensive income (loss) attributable to BOK Financial Corp. shareholders	$(145,807)	$130,726	$(625,472)	$334,107

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(In thousands, except share data)

	Sep. 30, 2022	Dec. 31, 2021
	(Unaudited)	(Footnote 1)
Assets
Cash and due from banks	$804,110	$712,067
Interest-bearing cash and cash equivalents	804,799	2,125,343
Trading securities	2,194,618	9,136,813
Investment securities, net of allowance (fair value: September 30, 2022 – $2,407,766; December 31, 2021 – $231,395)	2,572,360	210,444
Available for sale securities	10,040,894	13,157,817
Fair value option securities	33,966	43,770
Restricted equity securities	100,356	83,113
Residential mortgage loans held for sale	148,121	192,295
Loans	21,790,457	20,205,680
Allowance for loan losses	(241,768)	(256,421)
Loans, net of allowance	21,548,689	19,949,259
Premises and equipment, net	569,379	574,148
Receivables	200,343	223,021
Goodwill	1,044,749	1,044,749
Intangible assets, net	79,833	91,778
Mortgage servicing rights	283,806	163,198
Real estate and other repossessed assets, net of allowance (September 30, 2022 – $10,548; December 31, 2021 – $6,083)	29,676	24,589
Derivative contracts, net	1,693,742	1,097,297
Cash surrender value of bank-owned life insurance	407,722	405,607
Receivable on unsettled securities sales	49,089	56,172
Other assets	1,039,194	957,951
Total assets	$43,645,446	$50,249,431

Liabilities and Equity
Liabilities:
Noninterest-bearing demand deposits	$14,985,115	$15,344,423
Interest-bearing deposits:
Transaction	19,000,023	23,268,573
Savings	971,634	924,735
Time	1,459,143	1,704,328
Total deposits	36,415,915	41,242,059
Funds purchased and repurchase agreements	626,952	2,326,449
Other borrowings	234,933	36,753
Subordinated debentures	131,168	131,226
Accrued interest, taxes and expense	212,342	273,041
Derivative contracts, net	821,275	275,625
Due on unsettled securities purchases	205,388	160,686
Other liabilities	483,165	435,221
Total liabilities	39,131,138	44,881,060
Shareholders' equity:
Common stock ($0.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: September 30, 2022 – 76,404,688; December 31, 2021 – 76,254,029)	5	5
Capital surplus	1,385,481	1,378,794
Retained earnings	4,691,924	4,447,691
Treasury stock (shares at cost: September 30, 2022 – 9,150,305; December 31, 2021 – 7,786,257)	(662,531)	(535,129)
Accumulated other comprehensive income (loss)	(904,945)	72,371
Total shareholders’ equity	4,509,934	5,363,732
Non-controlling interests	4,374	4,639
Total equity	4,514,308	5,368,371
Total liabilities and equity	$43,645,446	$50,249,431

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited)
(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, June 30, 2022	76,408	$5	$1,381,676	$4,570,837	8,602	$(612,551)	$(602,628)	$4,737,339	$4,203	$4,741,542
Net income (loss)	—	—	—	156,510	—	—	—	156,510	81	156,591
Other comprehensive loss	—	—	—	—	—	—	(302,317)	(302,317)	—	(302,317)
Repurchase of common stock	—	—	—	—	548	(49,980)	—	(49,980)	—	(49,980)
Share-based compensation plans:
Stock options exercised	—	—	—	—	—	—	—	—	—	—
Non-vested shares awarded, net	(3)	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	3,805	—	—	—	—	3,805	—	3,805
Cash dividends on common stock	—	—	—	(35,423)	—	—	—	(35,423)	—	(35,423)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	90	90
Balance, September 30, 2022	76,405	$5	$1,385,481	$4,691,924	9,150	$(662,531)	$(904,945)	$4,509,934	$4,374	$4,514,308

Balance, December 31, 2021	76,254	$5	$1,378,794	$4,447,691	7,786	$(535,129)	$72,371	$5,363,732	$4,639	$5,368,371
Net income (loss)	—	—	—	351,844	—	—	—	351,844	57	351,901
Other comprehensive loss	—	—	—	—	—	—	(977,316)	(977,316)	—	(977,316)
Repurchase of common stock	—	—	—	—	1,318	(122,458)	—	(122,458)	—	(122,458)
Share-based compensation plans:
Stock options exercised	1	—	37	—	—	—	—	37	—	37
Non-vested shares awarded, net	150	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	46	(4,944)	—	(4,944)	—	(4,944)
Share-based compensation	—	—	6,650	—	—	—	—	6,650	—	6,650
Cash dividends on common stock	—	—	—	(107,611)	—	—	—	(107,611)	—	(107,611)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(322)	(322)
Balance, September 30, 2022	76,405	$5	$1,385,481	$4,691,924	9,150	$(662,531)	$(904,945)	$4,509,934	$4,374	$4,514,308

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, June 30, 2021	76,258	$5	$1,373,101	$4,214,130	7,179	$(481,027)	$226,768	$5,332,977	$21,574	$5,354,551
Net income (loss)	—	—	—	188,322	—	—	—	188,322	(601)	187,721
Other comprehensive loss	—	—	—	—	—	—	(57,596)	(57,596)	—	(57,596)
Repurchase of common stock	—	—	—	—	478	(40,644)	—	(40,644)	—	(40,644)
Share-based compensation plans:
Stock options exercised	—	—	—	—	—	—	—	—	—	—
Non-vested shares awarded, net	(4)	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	1,587	—	—	—	—	1,587	—	1,587
Cash dividends on common stock	—	—	—	(35,673)	—	—	—	(35,673)	—	(35,673)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(13,498)	(13,498)
Balance, September 30, 2021	76,254	$5	$1,374,688	$4,366,779	7,657	$(521,671)	$169,172	$5,388,973	$7,475	$5,396,448

Balance, December 31, 2020	75,995	$5	$1,368,062	$3,973,675	6,358	$(411,344)	$335,868	$5,266,266	$25,295	$5,291,561
Net income (loss)	—	—	—	500,803	—	—	—	500,803	(1,667)	499,136
Other comprehensive loss	—	—	—	—	—	—	(166,696)	(166,696)	—	(166,696)
Repurchase of common stock	—	—	—	—	1,231	(104,512)	—	(104,512)	—	(104,512)
Share-based compensation plans:
Stock options exercised	17	—	949	—	—	—	—	949	—	949
Non-vested shares awarded, net	242	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	68	(5,815)	—	(5,815)	—	(5,815)
Share-based compensation	—	—	5,677	—	—	—	—	5,677	—	5,677
Cash dividends on common stock	—	—	—	(107,699)	—	—	—	(107,699)	—	(107,699)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(16,153)	(16,153)
Balance, September 30, 2021	76,254	$5	$1,374,688	$4,366,779	7,657	$(521,671)	$169,172	$5,388,973	$7,475	$5,396,448
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows From Operating Activities:
Net income	$351,901	$499,136
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	15,000	(83,000)
Change in fair value of mortgage servicing rights due to market assumption changes	(83,165)	(33,778)
Change in the fair value of mortgage servicing rights due to principal payments	24,277	30,949
Net unrealized (gains) losses from derivative contracts	(31,677)	81,667
Share-based compensation	6,650	5,677
Depreciation and amortization	80,215	76,196
Net amortization of discounts and premiums	8,676	14,286
Net losses (gains) on financial instruments and other losses (gains), net	5,285	(57,467)
Net loss (gain) on mortgage loans held for sale	795	(56,423)
Mortgage loans originated for sale	(1,039,313)	(2,250,282)
Proceeds from sale of mortgage loans held for sale	1,085,632	2,376,479
Capitalized mortgage servicing rights	(15,810)	(29,307)
Change in trading and fair value option securities	6,951,932	(782,380)
Change in receivables	41,705	97,430
Change in other assets	9,899	206
Change in other liabilities	(68,084)	27,285
Net cash provided by (used in) operating activities	7,343,918	(83,326)
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	100,418	28,970
Proceeds from maturities or redemptions of available for sale securities	1,827,825	2,682,934
Purchases of investment securities	(10,000)	—
Purchases of available for sale securities	(2,716,590)	(3,704,636)
Proceeds from sales of available for sale securities	242,135	488,274
Change in amount receivable on unsettled available for sale securities transactions	(11,348)	(176,600)
Loans originated, net of principal collected	(1,572,461)	2,690,611
Net payments on derivative asset contracts	(35,198)	33,183
Net change in restricted equity securities	(17,243)	93,849
Proceeds from disposition of assets	17,759	141,006
Purchases of assets	(151,320)	(130,146)
Net cash provided by (used in) investing activities	(2,326,023)	2,147,445
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	(4,580,959)	2,567,084
Net change in time deposits	(245,185)	(186,413)
Net change in other borrowed funds	(1,528,634)	(2,734,198)
Repayment of subordinated debentures	—	(150,000)
Net proceeds on derivative liability contracts	15,215	(32,591)
Net change in derivative margin accounts	271,418	(834,108)
Change in amount due on unsettled available for sale securities transactions	56,725	234,589
Issuance of common and treasury stock, net	(4,907)	(4,866)
Repurchase of common stock	(122,458)	(104,512)
Dividends paid	(107,611)	(107,699)
Net cash provided by (used in) financing activities	(6,246,396)	(1,352,714)
Net increase (decrease) in cash and cash equivalents	(1,228,501)	711,405
Cash and cash equivalents at beginning of period	2,837,410	1,180,573
Cash and cash equivalents at end of period	$1,608,909	$1,891,978
Supplemental Cash Flow Information:
Cash paid for interest	$80,759	$52,304
Cash paid for taxes	$67,147	$120,879
Net loans and bank premises transferred to repossessed real estate and other assets	$12,314	$8,175
Transfer of available for sale securities to investment securities	$2,454,273	$—
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	$27,317	$69,541
Conveyance of other real estate owned guaranteed by U.S. government agencies	$5,882	$4,956
Right-of-use assets obtained in exchange for operating lease liabilities	$21,198	$14,551
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

The financial information should be read in conjunction with BOK Financial’s 2021 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2021 have been derived from the audited financial statements included in BOK Financial’s 2021 Form 10-K but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine-month period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

FASB Accounting Standards Update No. 2022-01, Derivatives and Hedging (Topic 815), Fair Value Hedging - Portfolio Layer Method ("ASU 2022-01")

On March 28, 2022, the FASB issued ASU 2022-01 which clarifies existing guidance around fair value hedge accounting of interest rate risk for portfolios of financial assets. Under existing guidance, the "last-of-layer" method (now known as the "portfolio layer" method) enables an entity to apply fair value hedging to a stated amount of a closed portfolio of prepayable financial assets without having to consider prepayment risk or credit risk when measuring those assets. ASU 2022-01 expands the scope of this guidance to allow entities to apply the portfolio layer method to portfolios of all financial assets, including both prepayable and non-prepayable financial assets. ASU 2022-01 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of ASU 2022-01 is not expected to have a material impact on the Company's financial statements as we do not currently apply hedge accounting to our financial assets.

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

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities are as follows (in thousands):

	September 30, 2022		December 31, 2021
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government securities	$8,757	$—	$23,610	$40
Residential agency mortgage-backed securities	2,138,527	(68,373)	9,068,900	(9,338)
Municipal securities	22,611	(427)	25,783	34
Other trading securities	24,723	(500)	18,520	(26)
Total trading securities	$2,194,618	$(69,300)	$9,136,813	$(9,290)
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	September 30, 2022
	Amortized	Carrying	Fair	Gross Unrealized
	Cost	Value[1]	Value	Gain	Loss
Municipal securities	$173,113	$173,113	$176,990	$5,138	$(1,261)
Mortgage-backed securities:
Residential agency	2,614,691	2,373,039	2,205,333	167	(167,873)
Commercial agency	17,260	15,532	14,437	—	(1,095)
Other debt securities	11,288	11,288	11,006	—	(282)
Total investment securities	2,816,352	2,572,972	2,407,766	5,305	(170,511)
Allowance for credit losses	(612)	(612)
Investment securities, net of allowance	$2,815,740	$2,572,360	$2,407,766	$5,305	$(170,511)
1    Carrying value includes $243 million of net unrealized loss which remains in Accumulated other comprehensive income ("AOCI") in the Consolidated Balance Sheets related to certain securities transferred during the second quarter of 2022 from the Available for Sale securities portfolio to the Investment securities portfolio as discussed in greater detail following.

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

The amortized cost and fair values of investment securities at September 30, 2022, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Carrying value	$23,919	$102,100	$68,921	$4,993	$199,933	4.57
Fair value	24,075	106,695	66,693	4,970	202,433
Residential mortgage-backed securities:
Carrying value					$2,373,039	2
Fair value					2,205,333
Total investment securities:
Carrying value					$2,572,972
Fair value					2,407,766
1Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 5.5 years years based upon current prepayment assumptions.

Temporarily Impaired Investment Securities
(dollars in thousands):

	September 30, 2022
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	58	$39,774	$1,178	$519	$83	$40,293	$1,261
Mortgage-backed securities:
Residential agency	116	2,204,036	167,873	—	—	2,204,036	167,873
Commercial agency	2	14,437	1,095	—	—	14,437	1,095
Other debt securities	3	9,734	266	259	16	9,993	282
Total investment securities	179	$2,267,981	$170,412	$778	$99	$2,268,759	$170,511

	December 31, 2021
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	1	$—	$—	$587	$14	$587	$14
Other debt securities	2	273	2	—	—	273	2
Total investment securities	3	$273	$2	$587	$14	$860	$16

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	September 30, 2022
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,000	$890	$—	$(110)
Municipal securities	689,779	619,349	—	(70,430)
Mortgage-backed securities:
Residential agency	5,286,454	4,894,569	221	(392,106)
Residential non-agency	545,094	506,394	10,532	(49,232)
Commercial agency	4,453,855	4,019,220	—	(434,635)
Other debt securities	500	472	—	(28)
Total available for sale securities	$10,976,682	$10,040,894	$10,753	$(946,541)

	December 31, 2021
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,001	$1,000	$—	$(1)
Municipal securities	515,551	508,365	1,302	(8,488)
Mortgage-backed securities:
Residential agency	7,908,587	8,006,616	155,477	(57,448)
Residential non-agency	10,625	24,339	13,714	—
Commercial agency	4,628,172	4,617,025	36,868	(48,015)
Other debt securities	500	472	—	(28)
Total available for sale securities	$13,064,436	$13,157,817	$207,361	$(113,980)

The amortized cost and fair values of available for sale securities at September 30, 2022, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$122,091	$2,162,215	$2,420,097	$440,731	$5,145,134	6.15
Fair value	120,736	2,007,747	2,108,706	402,742	4,639,931
Residential mortgage-backed securities:
Amortized cost					$5,831,548	2
Fair value					5,400,963
Total available for sale securities:
Amortized cost					$10,976,682
Fair value					10,040,894
1Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.4 years years based upon current prepayment assumptions.

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Proceeds	$30,834	$94,128	$242,135	$488,274
Gross realized gains	1,116	1,572	4,510	3,812
Gross realized losses	(224)	(317)	(1,493)	(660)
Related federal and state income tax expense	209	301	706	756

The fair value of debt securities pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was $8.9 billion at September 30, 2022 and $10.2 billion at December 31, 2021. The secured parties do not have the right to sell or repledge these securities.

Temporarily Impaired Available for Sale Securities
(dollars in thousands)

	September 30, 2022
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	1	$890	$110	$—	$—	$890	$110
Municipal securities	238	275,952	20,417	343,396	50,013	619,348	70,430
Mortgage-backed securities:
Residential agency	621	4,761,363	381,057	105,816	11,049	4,867,179	392,106
Residential non-agency	25	489,067	49,232	—	—	489,067	49,232
Commercial agency	281	1,866,226	114,850	2,152,994	319,785	4,019,220	434,635
Other debt securities	1	—	—	472	28	472	28
Total available for sale securities	1,167	$7,393,498	$565,666	$2,602,678	$380,875	$9,996,176	$946,541

	December 31, 2021
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	1	$1,000	$1	$—	$—	$1,000	$1
Municipal securities	175	423,575	7,762	22,476	726	446,051	8,488
Mortgage-backed securities:
Residential agency	120	2,382,094	37,121	750,044	20,327	3,132,138	57,448
Commercial agency	165	2,104,689	35,488	703,216	12,527	2,807,905	48,015
Other debt securities	1	—	—	472	28	472	28
Total available for sale securities	462	$4,911,358	$80,372	$1,476,208	$33,608	$6,387,566	$113,980

Based on evaluations of impaired securities as of September 30, 2022, the Company does not intend to sell any impaired available for sale debt securities before fair value recovers to the current amortized cost, and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

Fair Value Option Securities

Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the Consolidated Balance Sheets. Changes in the fair value are recognized in earnings as they occur. Certain securities are held as an economic hedge of the mortgage servicing rights.

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	September 30, 2022		December 31, 2021
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Residential agency mortgage-backed securities	$33,966	$(3,767)	$43,770	$1,591

(3) Derivatives

Derivative instruments may be used by the Company as part of its internal risk management programs or may be offered to customers. All derivative instruments are carried at fair value, and changes in fair value are reported in earnings as they occur. Credit risk is also considered in determining fair value. Deterioration in the credit rating of customer or other counterparties reduce the fair value of asset contracts. Deterioration of our credit rating could decrease the fair value of our derivative liabilities.

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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at September 30, 2022 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,679,510	$170,252	$—	$170,252	$(109,758)	$60,494
Energy contracts	8,408,274	1,826,832	(766,029)	1,060,803	(35,907)	1,024,896
Foreign exchange contracts	243,059	237,031	—	237,031	(2,023)	235,008
Equity option contracts	31,237	188	—	188	(91)	97
Total customer risk management programs	11,362,080	2,234,303	(766,029)	1,468,274	(147,779)	1,320,495
Trading	20,478,198	588,982	(217,095)	371,887	(349)	371,538
Internal risk management programs	85,000	3,094	(1,385)	1,709	—	1,709
Total derivative contracts	$31,925,278	$2,826,379	$(984,509)	$1,841,870	$(148,128)	$1,693,742

	Liabilities
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,679,510	$170,252	$—	$170,252	$—	$170,252
Energy contracts	8,735,189	1,860,112	(766,029)	1,094,083	(984,924)	109,159
Foreign exchange contracts	241,984	235,653	—	235,653	—	235,653
Equity option contracts	31,237	188	—	188	—	188
Total customer risk management programs	11,687,920	2,266,205	(766,029)	1,500,176	(984,924)	515,252
Trading	18,089,890	537,052	(217,095)	319,957	(24,358)	295,599
Internal risk management programs	393,595	11,809	(1,385)	10,424	—	10,424
Total derivative contracts	$30,171,405	$2,815,066	$(984,509)	$1,830,557	$(1,009,282)	$821,275
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at December 31, 2021 (in thousands):

	Assets
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,614,162	$53,881	$(10,101)	$43,780	$—	$43,780
Energy contracts	6,360,095	1,168,363	(375,624)	792,739	—	792,739
Foreign exchange contracts	216,272	215,148	—	215,148	—	215,148
Equity option contracts	42,136	755	—	755	(242)	513
Total customer risk management programs	9,232,665	1,438,147	(385,725)	1,052,422	(242)	1,052,180
Trading	35,592,751	139,694	(104,326)	35,368	(721)	34,647
Internal risk management programs	869,506	10,687	(217)	10,470	—	10,470
Total derivative contracts	$45,694,922	$1,588,528	$(490,268)	$1,098,260	$(963)	$1,097,297

	Liabilities
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,614,162	$54,062	$(10,101)	$43,961	$(33,870)	$10,091
Energy contracts	6,480,840	1,210,946	(375,624)	835,322	(803,102)	32,220
Foreign exchange contracts	208,381	207,119	—	207,119	(447)	206,672
Equity option contracts	42,136	755	—	755	—	755
Total customer risk management programs	9,345,519	1,472,882	(385,725)	1,087,157	(837,419)	249,738
Trading	41,285,649	152,947	(104,326)	48,621	(24,074)	24,547
Internal risk management programs	298,832	1,557	(217)	1,340	—	1,340
Total derivative contracts	$50,930,000	$1,627,386	$(490,268)	$1,137,118	$(861,493)	$275,625
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended
	September 30, 2022		September 30, 2021
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts	$2,677	$—	$1,283	$—
Energy contracts	10,386	—	5,528	—
Agricultural contracts	—	—	(1)	—
Foreign exchange contracts	116	—	120	—
Equity option contracts	—	—	—	—
Total customer risk management programs	13,179	—	6,930	—
Trading[1]	52,373	—	9,952	—
Internal risk management programs	—	(17,009)	—	(5,760)
Total derivative contracts	$65,552	$(17,009)	$16,882	$(5,760)
1    Represents changes in fair value of to-be-announced securities and other derivative instruments held to mitigate market risk of trading securities portfolio, which is offset by changes in fair value of trading securities also included in Brokerage and Trading Revenue in the Consolidated Statements of Earnings.

	Nine Months Ended
	September 30, 2022		September 30, 2021
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts	9,958	—	3,687	—
Energy contracts	26,870	—	7,142	—
Agricultural contracts	—	—	27	—
Foreign exchange contracts	422	—	471	—
Equity option contracts	—	—	—	—
Total customer risk management programs	37,250	—	11,327	—
Trading[1]	68,071	—	(1,976)	—
Internal risk management programs	—	(77,559)	—	(14,590)
Total derivative contracts	$105,321	$(77,559)	$9,351	$(14,590)
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

Loans to borrowers experiencing financial difficulties may be modified in TDRs. Primarily all TDRs are classified as nonaccruing, excluding loans guaranteed by U.S. government agencies. Modifications generally consist of extension of payment terms or interest rate concessions and may result either voluntarily through negotiations with the borrower or involuntarily through court order. Payment deferrals up to six months are generally considered to be short-term modifications. Generally, principal and accrued but unpaid interest is not voluntarily forgiven.

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

All loans are charged off when the loan balance or a portion of the loan balance is no longer supported by the paying capacity of the borrower or when the required cash flow is reduced in a TDR. The charge-off amount is determined through a quarterly evaluation of available cash resources and collateral values. Internally risk graded loans are evaluated quarterly, and charge-offs are taken in the quarter in which the loss is identified. Non-risk graded loans that are past due between 60 days and 180 days, based on the loan product type, are charged off. Loans to borrowers whose personal obligation has been discharged through Chapter 7 bankruptcy proceedings are charged off within 60 days of notice of the bankruptcy filing, regardless of payment status.

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

Portfolio segments of the loan portfolio are as follows (in thousands):

	September 30, 2022				December 31, 2021
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$3,333,460	$10,198,556	$75,670	$13,607,686	$3,360,117	$9,072,244	$74,104	$12,506,465
Commercial real estate	888,066	3,577,874	7,971	4,473,911	929,015	2,888,048	14,262	3,831,325
Paycheck protection program	20,233	—	—	20,233	276,341	—	—	276,341
Loans to individuals	2,055,244	1,586,224	47,159	3,688,627	2,037,792	1,508,064	45,693	3,591,549
Total	$6,297,003	$15,362,654	$130,800	$21,790,457	$6,603,265	$13,468,356	$134,059	$20,205,680

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2022, outstanding commitments totaled $14.6 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At September 30, 2022, outstanding standby letters of credit totaled $725 million.

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

We measure specific allowances for loans excluded from the general allowance pool by an evaluation of estimated future cash flows discounted at the loan's initial effective interest rate or the fair value of collateral for certain collateral dependent loans. For a non-collateral dependent loan, the specific allowance is the amount by which the loan’s amortized cost basis exceeds its net realizable value. We measure the specific allowance for collateral dependent loans as the amount by which the loan’s amortized cost basis exceeds its fair value. When repayment is expected to be provided substantially through the sale of collateral, we deduct estimated selling costs from the collateral’s fair value. Generally, for real property held as collateral for loans, third party appraisals that conform to Uniform Standards of Professional Appraisal Practice serve as the basis for the fair value of real property held as collateral. These appraised values are on an “as-is” basis and generally are not adjusted by the Company. We obtain updated appraisals at least annually or more frequently if market conditions indicate collateral values may have declined. For energy loans, our internal staff of engineers generally determines collateral value of mineral rights based on projected cash flows from proven oil and gas reserves under existing economic and operating conditions. For real property held as collateral for other loans, third party appraisals that conform to Uniform Standards of Professional Appraisal Practice generally serve as the basis for the fair value. These appraised values are on an “as-is” basis and generally are not adjusted by the Company. We obtain updated appraisals at least annually or more frequently if market conditions indicate collateral values may have declined. Our special assets staff generally determines the value of other collateral based on projected liquidation cash flows under current market conditions. We evaluate collateral values and available cash resources quarterly. Historical statistics may be used to estimate specific allowances in limited situations, such as when a collateral dependent loan is removed from the general allowance pool near the end of a reporting period until an appraisal of collateral value is received or a full assessment of future cash flows is completed.

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

In estimating the expected credit losses for general allowances on performing risk-graded loans, each portfolio class is assigned relevant economic loss drivers which best explain variations in portfolio net loss rates. The probability of default estimates for each portfolio class are adjusted for current and forecasted economic conditions. The result is applied to the exposure at default and loss given default to calculate the lifetime expected credit loss estimate. Selection of relevant economic loss drivers is re-evaluated periodically and involves statistical analysis as well as management judgment. The unemployment rate factors significantly in the allowance for loan losses calculation, affecting commercial and loans to individuals segments. Other primary factors impacting the commercial portfolio include BBB corporate spreads, real gross domestic product growth rate, and energy commodity prices. The primary commercial real estate variables are vacancy rate and BBB corporate spreads. In addition to the unemployment rate, the forecast for loans to individuals is tied to a home price index. The forecasts may include regional economic factors when localized conditions diverge from national conditions.

An Economic Forecast Committee, consisting of senior management with members largely independent of the allowance process develops a twelve-month forward-looking forecast for the relevant economic loss drivers. Management develops these forecasts based on external data as well as a view of future economic conditions which may include adjustments for regional conditions. The forecast includes three economic scenarios and probability weights for each scenario. The base forecast represents management's view of the most likely outcome, while the downside forecast reflects reasonably possible worsening economic conditions, and the upside forecast projects reasonably possible improving conditions.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit is summarized as follows (in thousands):

	Three Months Ended
	September 30, 2022
	Commercial	Commercial Real Estate	Paycheck Protection Program	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$137,562	$62,997	$—	$40,555	$241,114
Provision for loan losses	3,158	(4,415)	—	2,368	1,111
Loans charged off	(75)	—	—	(1,691)	(1,766)
Recoveries of loans previously charged off	721	7	—	581	1,309
Ending balance	$141,366	$58,589	$—	$41,813	$241,768

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$15,839	$24,670	$—	$1,741	$42,250
Provision for off-balance sheet credit risk	939	12,826	—	295	14,060
Ending balance	$16,778	$37,496	$—	$2,036	$56,310

	Nine Months Ended
	September 30, 2022
	Commercial	Commercial Real Estate	Paycheck Protection Program	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$162,056	$58,553	$—	$35,812	$256,421
Provision for loan losses	(17,428)	138	—	8,276	(9,014)
Loans charged off	(6,162)	(269)	—	(4,508)	(10,939)
Recoveries	2,900	167	—	2,233	5,300
Ending balance	$141,366	$58,589	$—	$41,813	$241,768

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$13,812	$17,442	$—	$1,723	$32,977
Provision for off-balance sheet credit losses	2,966	20,054	—	313	23,333
Ending balance	$16,778	$37,496	$—	$2,036	$56,310

	Three Months Ended
	September 30, 2021
	Commercial	Commercial Real Estate	Paycheck Protection Program	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$198,303	$70,540	$—	$43,047	$311,890
Provision for loan losses	(15,996)	(9,418)	—	(1,981)	(27,395)
Loans charged off	(6,979)	(1,422)	—	(1,183)	(9,584)
Recoveries of loans previously charged off	832	228	—	709	1,769
Ending balance	$176,160	$59,928	$—	$40,592	$276,680

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$10,094	$12,348	$—	$1,845	$24,287
Provision for off-balance sheet credit risk	2,772	2,294	—	(114)	4,952
Ending balance	$12,866	$14,642	$—	$1,731	$29,239

	Nine Months Ended
	September 30, 2021
	Commercial	Commercial Real Estate	Paycheck Protection Program	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$254,934	$86,558	$—	$47,148	$388,640
Provision for loan losses	(44,331)	(24,579)	—	(5,319)	(74,229)
Loans charged off	(38,826)	(2,485)	—	(3,482)	(44,793)
Recoveries of loans previously charged off	4,383	434	—	2,245	7,062
Ending balance	$176,160	$59,928	$—	$40,592	$276,680

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$14,422	$20,571	$—	$1,928	$36,921
Provision for off-balance sheet credit risk	(1,556)	(5,929)	—	(197)	(7,682)
Ending balance	$12,866	$14,642	$—	$1,731	$29,239

A $15.0 million provision for credit losses was necessary for the third quarter of 2022, primarily related to strong loan growth in loans and unfunded commitments during the quarter. The level of uncertainty in the current economic outlook increased, resulting in an increase in the probability weighting of the downside scenario and key economic factors were slightly less favorable to economic growth across all scenarios. These changes were offset by a decrease in expected losses on commercial real estate, energy, healthcare and services loans and continued improvement in credit quality metrics.

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each measurement method at September 30, 2022 is as follows (in thousands):

	Collectively Measured for General Allowances		Individually Measured for Specific Allowances		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$13,532,016	$125,253	$75,670	$16,113	$13,607,686	$141,366
Commercial real estate	4,465,940	57,654	7,971	935	4,473,911	58,589
Paycheck protection program	20,233	—	—	—	20,233	—
Loans to individuals	3,641,468	41,813	47,159	—	3,688,627	41,813
Total	$21,659,657	$224,720	$130,800	$17,048	$21,790,457	$241,768

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

The risk grading process identifies certain loans that have a well-defined weakness (for example, inadequate debt service coverage or liquidity or marginal capitalization; repayment may depend on collateral or other risk mitigation) that may jeopardize liquidation of the debt and represent a greater risk due to deterioration in the financial condition of the borrower. This is consistent with the regulatory guideline for “substandard.” Because the borrowers are still performing in accordance with the original terms of the loan agreements, these loans remain on accruing status. Non-graded loans 60 to 89 days past due are categorized as Accruing Substandard.

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

The following table summarizes the Company’s loan portfolio at September 30, 2022 by the risk grade categories and vintage (in thousands):

	Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Energy
Pass	$165,547	$87,788	$31,140	$13,509	$6,153	$5,091	$3,023,546	$—	$3,332,774
Accruing Substandard	—	—	—	1,046	482	688	22,909	9,525	34,650
Nonaccrual	—	—	—	—	—	292	3,872	—	4,164
Total energy	165,547	87,788	31,140	14,555	6,635	6,071	3,050,327	9,525	3,371,588
Healthcare
Pass	734,327	603,595	515,393	462,765	464,154	748,312	229,326	22	3,757,894
Special Mention	—	—	—	—	—	20,452	4	—	20,456
Accruing Substandard	—	—	—	—	—	6,835	—	—	6,835
Nonaccrual	—	—	—	26,652	6,488	8,298	—	—	41,438
Total healthcare	734,327	603,595	515,393	489,417	470,642	783,897	229,330	22	3,826,623
Services
Pass	600,374	512,773	300,490	199,238	161,527	754,204	689,197	683	3,218,486
Special Mention	313	396	295	769	940	39	999	—	3,751
Accruing Substandard	—	—	—	2,636	50	2,867	25,666	154	31,373
Nonaccrual	—	2,172	—	—	—	4,059	21,084	—	27,315
Total services	600,687	515,341	300,785	202,643	162,517	761,169	736,946	837	3,280,925
General business
Pass	579,329	433,284	205,796	197,961	143,995	306,131	1,227,059	1,883	3,095,438
Special Mention	—	878	—	—	1,889	1,153	8,314	—	12,234
Accruing Substandard	—	2,024	75	4,269	2,365	9,265	88	39	18,125
Nonaccrual	—	—	1,073	14	953	7	677	29	2,753
Total general business	579,329	436,186	206,944	202,244	149,202	316,556	1,236,138	1,951	3,128,550
Total commercial	2,079,890	1,642,910	1,054,262	908,859	788,996	1,867,693	5,252,741	12,335	13,607,686

Commercial real estate:
Pass	854,039	1,146,736	616,509	717,579	276,614	686,543	138,168	—	4,436,188
Special Mention	—	—	—	—	—	26,652	—	—	26,652
Accruing Substandard	—	—	—	—	—	3,100	—	—	3,100
Nonaccrual	—	—	—	7,571	—	400	—	—	7,971
Total commercial real estate	854,039	1,146,736	616,509	725,150	276,614	716,695	138,168	—	4,473,911

	Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Paycheck protection program:
Pass	—	9,042	11,191	—	—	—	—	—	20,233
Total paycheck protection program	—	9,042	11,191	—	—	—	—	—	20,233
Loans to individuals:
Residential mortgage
Pass	280,323	376,110	402,088	67,906	42,603	278,129	350,036	23,185	1,820,380
Special Mention	—	59	189	16	11	261	629	37	1,202
Accruing Substandard	—	—	—	17	—	81	51	39	188
Nonaccrual	33	1,557	2,750	358	1,936	20,564	2,049	819	30,066
Total residential mortgage	280,356	377,726	405,027	68,297	44,550	299,035	352,765	24,080	1,851,836
Residential mortgage guaranteed by U.S. government agencies
Pass	—	2,235	8,876	11,995	18,851	203,552	—	—	245,509
Nonaccrual	—	—	299	1,467	2,631	12,560	—	—	16,957
Total residential mortgage guaranteed by U.S. government agencies	—	2,235	9,175	13,462	21,482	216,112	—	—	262,466
Personal:
Pass	181,102	208,625	156,718	170,232	71,133	206,780	578,456	357	1,573,403
Special Mention	26	129	25	6	12	4	1	—	203
Accruing Substandard	—	423	—	160	—	—	—	—	583
Nonaccrual	10	37	14	23	7	20	25	—	136
Total personal	181,138	209,214	156,757	170,421	71,152	206,804	578,482	357	1,574,325
Total loans to individuals	461,494	589,175	570,959	252,180	137,184	721,951	931,247	24,437	3,688,627
Total loans	$3,395,423	$3,387,863	$2,252,921	$1,886,189	$1,202,794	$3,306,339	$6,322,156	$36,772	$21,790,457

The following table summarizes the Company’s loan portfolio at December 31, 2021 by the risk grade categories and vintage (in thousands):

	Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Energy
Pass	$252,133	$29,556	$15,914	$13,548	$4,741	$6,765	$2,540,525	$—	$2,863,182
Special Mention	558	771	—	—	—	—	750	—	2,079
Accruing Substandard	10,650	22,611	1,185	814	—	716	74,556	—	110,532
Nonaccrual	—	20,487	—	—	—	714	9,890	—	31,091
Total energy	263,341	73,425	17,099	14,362	4,741	8,195	2,625,721	—	3,006,884
Healthcare
Pass	563,800	589,193	516,558	498,998	319,096	688,136	160,154	26	3,335,961
Special Mention	6,835	—	15,583	—	11,135	—	5	—	33,558
Accruing Substandard	—	—	27,135	543	—	1,981	—	—	29,659
Nonaccrual	—	—	—	6,542	—	8,711	509	—	15,762
Total healthcare	570,635	589,193	559,276	506,083	330,231	698,828	160,668	26	3,414,940
Services
Pass	696,149	405,057	289,375	275,010	225,404	795,029	607,958	375	3,294,357
Special Mention	434	405	1,830	1,047	3,290	47	17,210	192	24,455
Accruing Substandard	43	530	4,166	10,714	1,785	2,366	11,607	—	31,211
Nonaccrual	—	—	—	230	13,918	2,519	503	—	17,170
Total services	696,626	405,992	295,371	287,001	244,397	799,961	637,278	567	3,367,193
General business
Pass	584,438	211,892	264,462	177,384	168,977	215,014	1,047,420	2,284	2,671,871
Special Mention	218	223	60	1,435	3,842	—	5,875	—	11,653
Accruing Substandard	265	1,066	1,634	7,697	8,336	3,024	1,821	—	23,843
Nonaccrual	—	2,444	4,562	1,046	762	518	730	19	10,081
Total general business	584,921	215,625	270,718	187,562	181,917	218,556	1,055,846	2,303	2,717,448
Total commercial	2,115,523	1,284,235	1,142,464	995,008	761,286	1,725,540	4,479,513	2,896	12,506,465

Commercial real estate:
Pass	717,400	711,231	871,283	403,115	279,058	664,684	117,847	31	3,764,649
Special Mention	—	—	—	6,660	10,898	9,244	—	—	26,802
Accruing Substandard	—	—	—	13,352	4,480	7,780	—	—	25,612
Nonaccrual	—	—	8,076	—	—	6,186	—	—	14,262
Total commercial real estate	717,400	711,231	879,359	423,127	294,436	687,894	117,847	31	3,831,325

	Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Paycheck protection program:
Pass	237,357	38,984	—	—	—	—	—	—	276,341
Total paycheck protection program	237,357	38,984	—	—	—	—	—	—	276,341
Loans to individuals:
Residential mortgage
Pass	386,092	452,537	84,001	60,390	68,150	295,632	320,638	21,463	1,688,903
Special Mention	—	—	156	—	19	411	282	159	1,027
Accruing Substandard	98	—	—	—	127	41	400	—	666
Nonaccrual	1,516	1,809	383	1,968	629	22,289	2,177	803	31,574
Total residential mortgage	387,706	454,346	84,540	62,358	68,925	318,373	323,497	22,425	1,722,170
Residential mortgage guaranteed by U.S. government agencies
Pass	699	11,380	20,650	27,970	32,742	246,871	—	—	340,312
Nonaccrual	—	—	1,259	821	635	11,146	—	—	13,861
Total residential mortgage guaranteed by U.S. government agencies	699	11,380	21,909	28,791	33,377	258,017	—	—	354,173
Personal:
Pass	218,960	180,577	177,389	70,249	92,592	135,041	638,713	728	1,514,249
Special Mention	—	9	34	3	—	47	—	—	93
Accruing Substandard	435	5	165	—	—	1	—	—	606
Nonaccrual	110	14	10	24	35	40	25	—	258
Total personal	219,505	180,605	177,598	70,276	92,627	135,129	638,738	728	1,515,206
Total loans to individuals	607,910	646,331	284,047	161,425	194,929	711,519	962,235	23,153	3,591,549
Total loans	$3,678,190	$2,680,781	$2,305,870	$1,579,560	$1,250,651	$3,124,953	$5,559,595	$26,080	$20,205,680

Nonaccruing Loans

A summary of nonaccruing loans at September 30, 2022 follows (in thousands):

	As of September 30, 2022
	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Energy	$4,164	$4,164	$—	$—
Healthcare	41,438	34,951	6,487	946
Services	27,315	1,307	26,008	15,167
General business	2,753	2,753	—	—
Total commercial	75,670	43,175	32,495	16,113

Commercial real estate	7,971	400	7,571	935

Loans to individuals:
Residential mortgage	30,066	30,066	—	—
Residential mortgage guaranteed by U.S. government agencies	16,957	16,957	—	—
Personal	136	136	—	—
Total loans to individuals	47,159	47,159	—	—

Total	$130,800	$90,734	$40,066	$17,048

A summary of nonaccruing loans at December 31, 2021 follows (in thousands):

	As of December 31, 2021
	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Energy	$31,091	$31,091	$—	$—
Healthcare	15,762	9,679	6,083	53
Services	17,170	13,686	3,484	2,584
General business	10,081	7,690	2,391	1,357
Total commercial	74,104	62,146	11,958	3,994

Commercial real estate	14,262	6,186	8,076	2,349

Loans to individuals:
Residential mortgage	31,574	31,574	—	—
Residential mortgage guaranteed by U.S. government agencies	13,861	13,861	—	—
Personal	258	258	—	—
Total loans to individuals	45,693	45,693	—	—

Total	$134,059	$114,025	$20,034	$6,343

Troubled Debt Restructurings

At September 30, 2022 the Company had $240 million in TDRs, of which $176 million were accruing residential mortgage loans guaranteed by U.S. government agencies and $20 million were nonaccruing residential mortgage loans with no specific allowance necessary. Of the approximately $127 million of TDRs that are performing in accordance with the modified terms, $84 million are government guaranteed loans.

At December 31, 2021, the Company had $284 million in TDRs, of which $211 million were accruing residential mortgage loans guaranteed by U.S. government agencies. Of the approximately $152 million of TDRs that were performing in accordance with the modified terms, $84 million are government guaranteed loans.

TDRs generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. During the three and nine months ended September 30, 2022, $5.4 million and $32 million of loans were restructured and $22 thousand and $101 thousand of loans designated as TDRs were charged off. During the three and nine months ended September 30, 2021, $18 million and $81 million of loans were restructured and $712 thousand and $994 thousand of loans designated as TDRs were charged off.

Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans, as modified for short-term payment deferral forbearance.

A summary of loans currently performing and past due as of September 30, 2022 is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Energy	$3,371,588	$—	$—	$—	$3,371,588	$—
Healthcare	3,811,313	524	—	14,786	3,826,623	—
Services	3,277,632	1,832	154	1,307	3,280,925	—
General business	3,127,305	590	547	108	3,128,550	—
Total commercial	13,587,838	2,946	701	16,201	13,607,686	—

Commercial real estate	4,473,593	—	—	318	4,473,911	101

Paycheck protection program	20,211	—	3	19	20,233	19

Loans to individuals:
Residential mortgage	1,840,017	5,203	1,397	5,219	1,851,836	—
Residential mortgage guaranteed by U.S. government agencies	121,966	40,778	18,248	81,474	262,466	73,028
Personal	1,572,650	1,649	—	26	1,574,325	—
Total loans to individuals	3,534,633	47,630	19,645	86,719	3,688,627	73,028

Total	$21,616,275	$50,576	$20,349	$103,257	$21,790,457	$73,148

A summary of loans currently performing and past due as of December 31, 2021 is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Energy	$3,002,623	$545	$3,716	$—	$3,006,884	$—
Healthcare	3,412,072	2,359	—	509	3,414,940	—
Services	3,352,639	920	4,620	9,014	3,367,193	—
General business	2,705,596	6,080	997	4,775	2,717,448	199
Total commercial	12,472,930	9,904	9,333	14,298	12,506,465	199

Commercial real estate	3,827,962	—	206	3,157	3,831,325	—

Paycheck protection program	276,341	—	—	—	276,341	74

Loans to individuals:
Residential mortgage	1,707,654	6,263	1,556	6,697	1,722,170	—
Residential mortgage guaranteed by U.S. government agencies	181,022	26,869	16,751	129,531	354,173	118,819
Personal	1,514,938	66	24	178	1,515,206	40
Total loans to individuals	3,403,614	33,198	18,331	136,406	3,591,549	118,859

Total	$19,980,847	$43,102	$27,870	$153,861	$20,205,680	$119,132

(5) Mortgage Banking Activities

Residential Mortgage Loan Production

The Company originates, markets and services conventional and government-sponsored residential mortgage loans. Generally, conforming fixed rate residential mortgage loans are held for sale in the secondary market, and non-conforming and adjustable-rate residential mortgage loans are retained for investment. Residential mortgage loans originated for sale by the Company are carried at fair value based on sales commitments and market quotes. Changes in the fair value of mortgage loans held for sale are included in Other operating revenue – Mortgage banking revenue. Residential mortgage loans held for sale also includes the fair value of residential mortgage loan commitments and forward sales commitments, which are considered derivative contracts that have not been designated as hedging instruments for accounting purposes. The volume of mortgage loans originated for sale and secondary market prices are the primary drivers of originating and marketing revenue.

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	September 30, 2022		December 31, 2021
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$145,360	$139,061	$182,710	$186,175
Residential mortgage loan commitments	75,779	693	171,412	6,167
Forward sales contracts	210,000	8,367	328,433	(47)
		$148,121		$192,295

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of September 30, 2022 or December 31, 2021. No credit losses were recognized on residential mortgage loans held for sale for the nine month period ended September 30, 2022 and 2021.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Production revenue:
Net realized gains (losses) on sale of mortgage loans	$(1,072)	$16,177	$8,969	$62,960
Net change in unrealized gain (loss) on mortgage loans held for sale	(6,244)	(1,365)	(9,764)	(6,537)
Net change in the fair value of mortgage loan commitments	(3,174)	(1,953)	(5,474)	(12,186)
Net change in the fair value of forward sales contracts	8,084	2,544	8,414	6,457
Total production revenue	(2,406)	15,403	2,145	50,694
Servicing revenue	13,688	10,883	37,155	33,924
Total mortgage banking revenue	$11,282	$26,286	$39,300	$84,618

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

The following represents a summary of mortgage servicing rights (dollars in thousands):

	September 30, 2022	December 31, 2021
Number of residential mortgage loans serviced for others	111,441	102,008
Outstanding principal balance of residential mortgage loans serviced for others	$19,023,295	$16,442,446
Weighted average interest rate	3.55%	3.58%
Remaining term (in months)	284	281
The following represents activity in capitalized mortgage servicing rights (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning Balance	$270,312	$117,629	$163,198	$101,172
Additions	4,841	11,540	15,810	29,307
Acquisitions	1,043	—	45,910	—
Change in fair value due to principal payments	(8,960)	(8,806)	(24,277)	(30,949)
Change in fair value due to market assumption changes	16,570	12,945	83,165	33,778
Ending Balance	$283,806	$133,308	$283,806	$133,308

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

Mortgage servicing rights are not traded in active markets. Fair value is determined by discounting the projected net cash flows. Significant market assumptions used to determine fair value based on significant unobservable inputs were as follows:

	September 30, 2022	December 31, 2021
Discount rate – risk-free rate plus a market premium	9.52%	8.39%
Prepayment rate - based upon loan interest rate, original term and loan type	7.49%	12.11%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$69 - $94	$69 - $94
Delinquent loans	$150 - $500	$150 - $500
Loans in foreclosure	$875 - $8,000	$1,000 - $4,000
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	4.09%	1.32%
Primary/secondary mortgage rate spread	105 bps	105 bps
Delinquency rate	1.92%	2.05%

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

(6) Commitments and Contingent Liabilities

Litigation Contingencies

On June 24, 2015, BOKF, NA received a complaint that an employee had colluded with a bond issuer and an individual in misusing revenues pledged to municipal bonds for which BOKF, NA served as trustee under the bond indenture. The Company conducted an investigation and concluded that employees in one of its Corporate Trust offices had, with respect to a single group of affiliated bond issuances, violated Company policies and procedures. The relationship manager was terminated. The Company reported the circumstances to, and cooperated with an investigation by, the Securities and Exchange Commission ("SEC"). On September 7, 2016, BOKF, NA agreed to, and the SEC entered, a consent order finding that BOKF, NA had violated Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act and required BOKF, NA to disgorge $1,067,721 of fees and pay a civil penalty of $600,000. BOKF, NA disgorged the fees and paid the penalty. On August 26, 2016, BOKF, NA was sued in the United States District Court for New Jersey by two bondholders in a putative class action alleging BOKF, NA participated in the fraudulent sale of securities by the principals. The action remains stayed with no current deadlines pending. On September 14, 2016, BOKF, NA was sued in the District Court of Tulsa County, Oklahoma by 19 bondholders also alleging BOKF, NA participated in the fraudulent sale of securities by the principals. The Tulsa County District Court recently granted in part and denied in part BOKF, NA’s motion to dismiss the plaintiffs’ Third Amended Petition and BOKF is preparing to respond. Management is advised by counsel that, in the Tulsa County District Court action, a loss is not probable and that the loss, if any, cannot be reasonably estimated.

On December 28, 2015, in an action brought by the SEC, the New Jersey District Court entered a judgment against the principals involved in issuing the bonds. On January 8, 2020, the Court entered judgment against the principal individual and his wife for $36,805,051 in principal amount and $10,937,831 in pre-judgment interest. The SEC continues to aggressively pursue collection of the judgment. If the individual principal and his wife cannot pay the bonds, a bondholder loss could become probable. Management has been advised by counsel that BOKF, NA has valid defenses to claims of bondholders and that no loss to the Company is probable. No provision for losses has been made at this time. BOKF, NA estimates that, upon sale of all remaining collateral securing payment of the bonds, approximately $25 million will remain outstanding. A reasonable estimate cannot be made of the amount of any bondholder loss, though the amount of bondholder loss could be material to the Company in the event a loss to the Company becomes probable.
As previously reported, the United States Courts of Appeals for the Fifth and the Tenth Circuits have each affirmed dismissals of putative class actions in which the plaintiffs alleged that an extended overdraft fee charged by BOKF, NA was impermissible interest. The time within which any appeals of such dismissals may be filed has expired. The Tenth Circuit plaintiff petitioned the Supreme Court of the United States for certiorari which the Supreme Court denied. Both the Fifth and Tenth Circuit Actions are closed.

On March 7, 2020, three former employees sued BOKF, NA, the Plan Committee of the BOKF, NA 401k Plan, and Cavanal Hill Investment Management, Inc., a subsidiary of BOKF, NA, alleging that the defendants included proprietary investment products as investment options in the BOKF, NA 401k Plan, whose fees were too high and performance too low, for the purpose of earning fees. The action is brought as a putative class action on behalf of all Plan Participants. The action was settled pursuant to the offer and acceptance of the judgment for $30,000.

In 2019, a limited liability partnership sued BOKF, NA in Colorado District Court alleging that the Bank breached various fiduciary duties as trustee of a trust that was a co-general partner of the partnership and claiming in excess of $60 million in damages. From 2000 to 2009, BOKF was serving as personal representative of the estate of the creator of the trust. In 2009, BOKF moved to close the probate of the estate in the Colorado Probate Court. The members of the partnership who now sue BOKF objected to the closing of the estate and made the same allegations in the 2009 probate hearing as they now make in the 2019 Colorado District Court action. In 2009, the Colorado Probate Court entered summary judgment against the beneficiaries, and the estate was closed. The Court has denied pending motions for summary judgment, but motions to disqualify plaintiff's experts are pending. The matter is proceeding to trial. Management is advised by counsel that a loss is not probable and that the loss, if any, cannot be reasonably estimated.

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

At September 30, 2022, the Company has $392 million in interests in various alternative investments generally consisting of unconsolidated limited partnership interests in entities for which investment return is in the form of low income housing tax credits or other investments in merchant banking activities. This investment balance also includes $103 million of unfunded commitments included in Other liabilities on the Consolidated Balance Sheets.
(7) Shareholders' Equity

On November 1, 2022, the Company declared a quarterly cash dividend of $0.54 per common share payable on or about November 25, 2022 to shareholders of record as of November 15, 2022.

Dividends declared were $0.53 and $1.59 per share during the three and nine months ended September 30, 2022 and $0.52 and $1.56 per share during the three and nine months ended September 30, 2021.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Investment Securities Transferred from AFS	Employee Benefit Plans	Total
Balance, Dec. 31, 2020	$335,032	$—	$836	$335,868
Net change in unrealized gain (loss)	(216,176)	—	—	(216,176)
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(3,152)	—	—	(3,152)
Other comprehensive loss, before income taxes	(219,328)	—	—	(219,328)
Federal and state income taxes	(52,632)	—	—	(52,632)
Other comprehensive loss, net of income taxes	(166,696)	—	—	(166,696)
Balance, September 30, 2021	$168,336	$—	$836	$169,172

Balance, Dec. 31, 2021	$69,775	$—	$2,596	$72,371
Net change in unrealized gain (loss)	(1,293,661)	—	—	(1,293,661)
Transfer of net unrealized loss from AFS to investment securities	267,509	(267,509)	—	—
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	—	24,130	—	24,130
Operating expense, Personnel	—	—	(3,483)	(3,483)
Gain on available for sale securities, net	(3,017)	—	—	(3,017)
Other comprehensive loss, before income taxes	(1,029,169)	(243,379)	(3,483)	(1,276,031)
Federal and state income taxes	(240,868)	(56,960)	(887)	(298,715)
Other comprehensive loss, net of income taxes	(788,301)	(186,419)	(2,596)	(977,316)
Balance, September 30, 2022	$(718,526)	$(186,419)	$—	$(904,945)

(8) Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$156,510	$188,322	$351,844	$500,803
Less: Earnings allocated to participating securities	1,161	1,351	2,562	3,458
Numerator for basic earnings per share – income available to common shareholders	155,349	186,971	349,282	497,345
Effect of reallocating undistributed earnings of participating securities	—	—	—	—
Numerator for diluted earnings per share – income available to common shareholders	$155,349	$186,971	$349,282	$497,345

Denominator:
Weighted average shares outstanding	67,503,041	68,852,688	67,902,592	69,243,562
Less: Participating securities included in weighted average shares outstanding	499,842	493,563	492,803	475,518
Denominator for basic earnings per common share	67,003,199	68,359,125	67,409,789	68,768,044
Dilutive effect of employee stock compensation plans	1,424	1,746	1,433	2,619
Denominator for diluted earnings per common share	67,004,623	68,360,871	67,411,222	68,770,663

Basic earnings per share	$2.32	$2.74	$5.18	$7.23
Diluted earnings per share	$2.32	$2.74	$5.18	$7.23

(9) Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2022 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$224,855	$17,482	$34,746	$39,242	$316,325
Net interest revenue (expense) from internal sources	(17,951)	26,469	(1,162)	(7,356)	—
Net interest revenue	206,904	43,951	33,584	31,886	316,325
Net loans charged off and provision for credit losses	(526)	1,408	(22)	14,140	15,000
Net interest revenue after provision for credit losses	207,430	42,543	33,606	17,746	301,325
Other operating revenue	60,386	30,186	113,113	(13,987)	189,698
Other operating expense	75,872	53,236	79,151	86,492	294,751
Net direct contribution	191,944	19,493	67,568	(82,733)	196,272
Gain (loss) on financial instruments, net	4	(21,395)	—	21,391	—
Change in fair value of mortgage servicing rights	—	16,570	—	(16,570)	—
Gain (loss) on repossessed assets, net	(158)	—	—	158	—
Corporate expense allocations	16,451	10,792	12,934	(40,177)	—
Net income (loss) before taxes	175,339	3,876	54,634	(37,577)	196,272
Federal and state income taxes	42,398	906	12,826	(16,449)	39,681
Net income (loss)	132,941	2,970	41,808	(21,128)	156,591
Net income attributable to non-controlling interests	—	—	—	81	81
Net income (loss) attributable to BOK Financial Corp. shareholders	$132,941	$2,970	$41,808	$(21,209)	$156,510

Average assets	$28,890,429	$10,233,401	$13,818,299	$(7,822,927)	$45,119,202

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2022 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$545,438	$51,183	$130,389	$131,744	$858,754
Net interest revenue (expense) from internal sources	(34,983)	53,764	(3,290)	(15,491)	—
Net interest revenue	510,455	104,947	127,099	116,253	858,754
Net loans charged off and provision for credit losses	3,316	3,716	(153)	8,121	15,000
Net interest revenue after provision for credit losses	507,139	101,231	127,252	108,132	843,754
Other operating revenue	179,501	94,236	224,892	(52,458)	446,171
Other operating expense	210,995	154,685	230,166	250,178	846,024
Net direct contribution	475,645	40,782	121,978	(194,504)	443,901
Gain (loss) on financial instruments, net	(138)	(95,150)	—	95,288	—
Change in fair value of mortgage servicing rights	—	83,165	—	(83,165)	—
Gain (loss) on repossessed assets, net	(2,880)	138	—	2,742	—
Corporate expense allocations	49,331	32,994	37,508	(119,833)	—
Net income (loss) before taxes	423,296	(4,059)	84,470	(59,806)	443,901
Federal and state income taxes	103,198	(950)	19,897	(30,145)	92,000
Net income (loss)	320,098	(3,109)	64,573	(29,661)	351,901
Net income attributable to non-controlling interests	—	—	—	57	57
Net income (loss) attributable to BOK Financial Corp. shareholders	$320,098	$(3,109)	$64,573	$(29,718)	$351,844

Average assets	$29,324,596	$10,281,679	$17,320,779	$(9,290,763)	$47,636,291

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2021 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$150,211	$16,967	$55,697	$57,352	$280,227
Net interest revenue (expense) from internal sources	(16,107)	10,255	(501)	6,353	—
Net interest revenue	134,104	27,222	55,196	63,705	280,227
Net loans charged off and provision for credit losses	2,807	928	(70)	(26,665)	(23,000)
Net interest revenue after provision for credit losses	131,297	26,294	55,266	90,370	303,227
Other operating revenue	92,511	44,401	97,888	(4,968)	229,832
Other operating expense	68,301	49,483	87,498	85,995	291,277
Net direct contribution	155,507	21,212	65,656	(593)	241,782
Gain (loss) on financial instruments, net	44	(5,949)	—	5,905	—
Change in fair value of mortgage servicing rights	—	12,945	—	(12,945)	—
Gain (loss) on repossessed assets, net	(3,945)	—	—	3,945	—
Corporate expense allocations	11,769	11,516	10,110	(33,395)	—
Net income before taxes	139,837	16,692	55,546	29,707	241,782
Federal and state income taxes	37,143	4,260	14,207	(1,549)	54,061
Net income	102,694	12,432	41,339	31,256	187,721
Net loss attributable to non-controlling interests	—	—	—	(601)	(601)
Net income attributable to BOK Financial Corp. shareholders	$102,694	$12,432	$41,339	$31,857	$188,322

Average assets	$28,474,132	$10,083,593	$19,109,704	$(8,168,280)	$49,499,149

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2021 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$457,953	$51,205	$157,217	$174,581	$840,956
Net interest revenue (expense) from internal sources	(62,941)	21,936	(1,375)	42,380	—
Net interest revenue	395,012	73,141	155,842	216,961	840,956
Net loans charged off and provision for credit losses	33,061	2,489	(153)	(118,397)	(83,000)
Net interest revenue after provision for credit losses	361,951	70,652	155,995	335,358	923,956
Other operating revenue	204,358	134,396	243,160	16,418	598,332
Other operating expense	206,630	157,558	245,685	268,340	878,213
Net direct contribution	359,679	47,490	153,470	83,436	644,075
Gain (loss) on financial instruments, net	111	(18,427)	—	18,316	—
Change in fair value of mortgage servicing rights	—	33,778	—	(33,778)	—
Gain (loss) on repossessed assets, net	12,355	41	—	(12,396)	—
Corporate expense allocations	37,015	34,590	30,358	(101,963)	—
Net income before taxes	335,130	28,292	123,112	157,541	644,075
Federal and state income taxes	90,130	7,214	31,488	16,107	144,939
Net income	245,000	21,078	91,624	141,434	499,136
Net loss attributable to non-controlling interests	—	—	—	(1,667)	(1,667)
Net income attributable to BOK Financial Corp. shareholders	$245,000	$21,078	$91,624	$143,101	$500,803

Average assets	$28,228,824	$9,976,742	$18,987,236	$(7,193,540)	$49,999,262

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

For contracts with multiple performance obligations, individual performance obligations are accounted for separately if the customer can benefit from the good or service on its own or with other resources readily available to the customer, and the promise to transfer goods and services to the customer is separately identifiable in the contract. The transaction price is allocated to the performance obligations based on relative standalone selling prices.

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

Fees and commissions revenue by reportable segment and primary service line is as follows for the three months ended September 30, 2022.

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$26,463	$—	$26,463	$26,463	$—
Customer hedging revenue	8,169	—	257	4,753	13,179	13,179	—
Retail brokerage revenue	—	—	3,839	(1)	3,838	—	3,838
Insurance brokerage revenue	—	—	3,254	—	3,254	—	3,254
Investment banking revenue	6,348	—	7,924	—	14,272	5,990	8,282
Brokerage and trading revenue	14,517	—	41,737	4,752	61,006	45,632	15,374
TransFund EFT network revenue	21,243	910	(19)	2	22,136	—	22,136
Merchant services revenue	1,917	8	—	—	1,925	—	1,925
Corporate card revenue	1,711	—	99	103	1,913	—	1,913
Transaction card revenue	24,871	918	80	105	25,974	—	25,974
Personal trust revenue	—	—	24,361	—	24,361	—	24,361
Corporate trust revenue	—	—	6,513	—	6,513	—	6,513
Institutional trust & retirement plan services revenue	—	—	12,585	(1)	12,584	—	12,584
Investment management services and other revenue	—	—	6,817	(85)	6,732	—	6,732
Fiduciary and asset management revenue	—	—	50,276	(86)	50,190	—	50,190
Commercial account service charge revenue	13,361	473	480	—	14,314	—	14,314
Overdraft fee revenue	29	6,936	19	3	6,987	—	6,987
Check card revenue	—	5,944	—	(2)	5,942	—	5,942
Automated service charge and other deposit fee revenue	201	1,205	54	—	1,460	—	1,460
Deposit service charges and fees	13,591	14,558	553	1	28,703	—	28,703
Mortgage production revenue	—	(2,406)	—	—	(2,406)	(2,406)	—
Mortgage servicing revenue	—	14,206	—	(518)	13,688	13,688	—
Mortgage banking revenue	—	11,800	—	(518)	11,282	11,282	—
Other revenue	5,168	2,954	20,467	(13,110)	15,479	4,227	11,252
Total fees and commissions revenue	$58,147	$30,230	$113,113	$(8,856)	$192,634	$61,141	$131,493
1     Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.
2    In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the nine months ended September 30, 2022.

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$(15,594)	$—	$(15,594)	$(15,594)	$—
Customer hedging revenue	28,888	—	1,379	6,983	37,250	37,250	—
Retail brokerage revenue	—	—	12,707	(1)	12,706	—	12,706
Insurance brokerage revenue	—	—	9,810	—	9,810	—	9,810
Investment banking revenue	16,775	—	17,023	—	33,798	15,461	18,337
Brokerage and trading revenue	45,663	—	25,325	6,982	77,970	37,117	40,853
TransFund EFT network revenue	59,763	2,708	(55)	5	62,421	—	62,421
Merchant services revenue	9,425	28	—	—	9,453	—	9,453
Corporate card revenue	4,681	—	276	299	5,256	—	5,256
Transaction card revenue	73,869	2,736	221	304	77,130	—	77,130
Personal trust revenue	—	—	74,834	—	74,834	—	74,834
Corporate trust revenue	—	—	16,947	—	16,947	—	16,947
Institutional trust & retirement plan services revenue	—	—	37,726	—	37,726	—	37,726
Investment management services and other revenue	—	—	17,050	(130)	16,920	—	16,920
Fiduciary and asset management revenue	—	—	146,557	(130)	146,427	—	146,427
Commercial account service charge revenue	40,283	1,392	1,516	—	43,191	—	43,191
Overdraft fee revenue	89	19,673	63	4	19,829	—	19,829
Check card revenue	—	17,502	—	—	17,502	—	17,502
Automated service charge and other deposit fee revenue	245	3,373	65	2	3,685	—	3,685
Deposit service charges and fees	40,617	41,940	1,644	6	84,207	—	84,207
Mortgage production revenue	—	2,145	—	—	2,145	2,145	—
Mortgage servicing revenue	—	38,650	—	(1,495)	37,155	37,155	—
Mortgage banking revenue	—	40,795	—	(1,495)	39,300	39,300	—
Other revenue	14,843	8,837	51,160	(36,232)	38,608	19,402	19,206
Total fees and commissions revenue	$174,992	$94,308	$224,907	$(30,565)	$463,642	$95,819	$367,823
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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the nine months ended September 30, 2022 and 2021, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the nine months ended September 30, 2022 and 2021 are included in the summary of changes in recurring fair values measured using unobservable inputs.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at September 30, 2022 or December 31, 2021.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of September 30, 2022 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government securities	$8,757	$8,757	$—	$—
Residential agency mortgage-backed securities	2,138,527	—	2,138,527	—
Municipal securities	22,611	—	22,611	—
Other trading securities	24,723	—	24,723	—
Total trading securities	2,194,618	8,757	2,185,861	—
Available for sale securities:
U.S. Treasury	890	890	—	—
Municipal securities	619,349	—	619,349	—
Residential agency mortgage-backed securities	4,894,569	—	4,894,569	—
Residential non-agency mortgage-backed securities	506,394	—	506,394	—
Commercial agency mortgage-backed securities	4,019,220	—	4,019,220	—
Other debt securities	472	—	—	472
Total available for sale securities	10,040,894	890	10,039,532	472
Fair value option securities – Residential agency mortgage-backed securities	33,966	—	33,966	—
Residential mortgage loans held for sale[1]	148,121	—	140,211	7,910
Mortgage servicing rights[2]	283,806	—	—	283,806
Derivative contracts, net of cash collateral	1,693,742	—	1,693,742	—
Liabilities:
Derivative contracts, net of cash collateral	821,275	—	821,275	—
1Residential mortgage loans held for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards and are valued at 82.57% of the unpaid principal balance.
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

Credit risk is considered in determining the fair value of derivative instruments. Management determines fair value adjustments based on various risk factors including, but not limited to, current fair value, probability of default and loss given default.

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at September 30, 2022 for which the fair value was adjusted during the nine months ended September 30, 2022:

				Fair Value Adjustments for the
	Carrying Value at September 30, 2022			Three Months Ended Sep. 30, 2022 Recognized in:		Nine Months Ended Sep. 30, 2022 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Nonaccruing loans	$—	$159	$126	$22	$—	$499	$—
Real estate and other repossessed assets	—	649	1,699	—	—	—	(5,705)

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at September 30, 2021 for which the fair value was adjusted during the nine months ended September 30, 2021:

				Fair Value Adjustments for the
	Carrying Value at September 30, 2021			Three Months Ended Sep. 30, 2021 Recognized in:		Nine Months Ended Sep. 30, 2021 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Nonaccruing loans	$—	$63	$12,538	$6,929	$—	$17,466	$—
Real estate and other repossessed assets	—	1,706	—	—	—	—	(150)

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of September 30, 2022 follows (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$126	Discounted cash flows	Management knowledge of industry and non-real estate collateral including, but not limited to, recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	25% - 25% (25%)[1]
Real estate and other repossessed assets	1,699	Discounted cash flows	Management knowledge of industry and non-real estate collateral.	N/A
1     Represents fair value as a percentage of the unpaid principal balance.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of September 30, 2021 follows (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$12,538	Discounted cash flows	Management knowledge of industry and non-real estate collateral including, but not limited to, recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	1% - 97% (23%)[1]
1 Represents fair value as a percentage of the unpaid principal balance.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of September 30, 2022 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$804,110	$804,110	$804,110	804110000	$—	$—
Interest-bearing cash and cash equivalents	804,799	804,799	804,799		—	—
Trading securities:
U.S. government securities	8,757	8,757	8,757		—	—
Residential agency mortgage-backed securities	2,138,527	2,138,527	—		2,138,527	—
Municipal securities	22,611	22,611	—		22,611	—
Other trading securities	24,723	24,723	—		24,723	—
Total trading securities	2,194,618	2,194,618	8,757		2,185,861	—
Investment securities:
Municipal securities	173,113	176,990	—		40,046	136,944
Residential agency mortgage-backed securities	2,373,039	2,205,333	—		2,205,333	—
Commercial agency mortgage-backed securities	15,532	14,437	—		14,437	—
Other debt securities	11,288	11,006	—		11,006	—
Total investment securities	2,572,972	2,407,766	—		2,270,822	136,944
Allowance for credit losses	(612)	—	—		—	—
Investment securities, net of allowance	2,572,360	2,407,766	—		2,270,822	136,944
Available for sale securities:
U.S. Treasury	890	890	890		—	—
Municipal securities	619,349	619,349	—		619,349	—
Residential agency mortgage-backed securities	4,894,569	4,894,569	—		4,894,569	—
Residential non-agency mortgage-backed securities	506,394	506,394	—		506,394	—
Commercial agency mortgage-backed securities	4,019,220	4,019,220	—		4,019,220	—
Other debt securities	472	472	—		—	472
Total available for sale securities	10,040,894	10,040,894	890		10,039,532	472
Fair value option securities – Residential agency mortgage-backed securities	33,966	33,966	—		33,966	—
Residential mortgage loans held for sale	148,121	148,121	—		140,211	7,910
Loans:
Commercial	13,607,686	13,279,531	—		—	13,279,531
Commercial real estate	4,473,911	4,318,977	—		—	4,318,977
Paycheck protection program	20,233	20,233	—		—	20,233
Loans to individuals	3,688,627	3,463,547	—		—	3,463,547
Total loans	21,790,457	21,082,288	—		—	21,082,288
Allowance for loan losses	(241,768)	—	—		—	—
Loans, net of allowance	21,548,689	21,082,288	—		—	21,082,288
Mortgage servicing rights	283,806	283,806	—		—	283,806
Derivative instruments with positive fair value, net of cash collateral	1,693,742	1,693,742	—		1,693,742	—
Deposits with no stated maturity	34,956,772	34,956,772	—		—	34,956,772
Time deposits	1,459,143	1,429,354	—		—	1,429,354
Other borrowed funds	861,885	859,317	—		—	859,317
Subordinated debentures	131,168	124,153	—		124,153	—
Derivative instruments with negative fair value, net of cash collateral	821,275	821,275	—		821,275	—

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

(12) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on September 30, 2022 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Nine-Month Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Nine Months Ended
	September 30, 2022			September 30, 2021
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$879,657	$5,730	0.87%	$684,279	$577	0.11%
Trading securities	5,274,507	86,822	1.99%	7,339,417	111,677	2.02%
Investment securities	1,142,177	15,267	1.78%	225,541	8,404	4.97%
Available for sale securities	11,875,378	176,044	1.92%	13,374,513	175,060	1.83%
Fair value option securities	55,597	1,214	2.89%	75,101	1,240	2.31%
Restricted equity securities	168,656	5,194	4.11%	214,903	4,675	2.90%
Residential mortgage loans held for sale	153,350	4,637	4.04%	197,466	4,223	2.89%
Loans	21,044,363	651,764	4.14%	21,917,244	588,577	3.59%
Allowance for loan losses	(247,083)			(344,429)
Loans, net of allowance	20,797,280	651,764	4.19%	21,572,815	588,577	3.65%
Total earning assets	40,346,602	946,672	3.07%	43,684,035	894,433	2.77%
Receivable on unsettled securities sales	350,058			694,530
Cash and other assets	6,939,631			5,620,697
Total assets	$47,636,291			$49,999,262
Liabilities and equity
Interest-bearing deposits:
Transaction	$21,107,446	$48,063	0.30%	$21,453,439	$16,864	0.11%
Savings	969,280	284	0.04%	850,455	278	0.04%
Time	1,456,389	7,828	0.72%	1,920,436	8,798	0.61%
Total interest-bearing deposits	23,533,115	56,175	0.32%	24,224,330	25,940	0.14%
Funds purchased and repurchase agreements	1,338,711	7,751	0.77%	2,018,162	2,792	0.18%
Other borrowings	1,327,622	13,364	1.35%	3,179,166	8,702	0.37%
Subordinated debentures	131,215	4,452	4.54%	255,343	9,205	4.82%
Total interest-bearing liabilities	26,330,663	81,742	0.42%	29,677,001	46,639	0.21%
Non-interest bearing demand deposits	15,123,552			13,062,720
Due on unsettled securities purchases	409,598			858,302
Other liabilities	888,641			1,051,535
Total equity	4,883,837			5,349,704
Total liabilities and equity	$47,636,291			$49,999,262
Tax-equivalent Net Interest Revenue		$864,930	2.65%		$847,794	2.56%
Tax-equivalent Net Interest Revenue to Earning Assets			2.80%			2.63%
Less tax-equivalent adjustment		6,176			6,838
Net Interest Revenue		858,754			840,956
Provision for credit losses		15,000			(83,000)
Other operating revenue		446,171			598,332
Other operating expense		846,024			878,213
Income before taxes		443,901			644,075
Federal and state income taxes		92,000			144,939
Net income		351,901			499,136
Net income (loss) attributable to non-controlling interests		57			(1,667)
Net income attributable to BOK Financial Corp. shareholders		$351,844			$500,803
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$5.18			$7.23
Diluted		$5.18			$7.23
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

Quarterly Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Three Months Ended
	September 30, 2022			June 30, 2022
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$748,263	$3,520	1.87%	$843,619	$1,737	0.83%
Trading securities	3,178,068	22,772	2.72%	4,166,954	23,009	2.00%
Investment securities, net of allowance	2,593,989	9,207	1.42%	610,983	3,585	2.35%
Available for sale securities	10,306,257	59,144	2.21%	12,258,072	58,882	1.84%
Fair value option securities	36,846	286	2.98%	54,832	437	2.92%
Restricted equity securities	173,656	2,703	6.23%	167,732	1,384	3.30%
Residential mortgage loans held for sale	132,685	1,684	5.05%	148,183	1,559	4.22%
Loans	21,599,232	265,997	4.89%	21,057,714	205,694	3.92%
Allowance for loan losses	(241,136)			(246,064)
Loans, net of allowance	21,358,096	265,997	4.94%	20,811,650	205,694	3.96%
Total earning assets	38,527,860	365,313	3.71%	39,062,025	296,287	2.96%
Receivable on unsettled securities sales	219,113			457,165
Cash and other assets	6,372,229			7,769,208
Total assets	$45,119,202			$47,288,398
Liabilities and equity
Interest-bearing deposits:
Transaction	$19,556,806	$31,266	0.63%	$21,037,294	$11,454	0.22%
Savings	978,596	135	0.05%	981,493	76	0.03%
Time	1,409,069	3,314	0.93%	1,373,036	2,332	0.68%
Total interest-bearing deposits	21,944,471	34,715	0.63%	23,391,823	13,862	0.24%
Funds purchased and repurchase agreements	800,759	1,445	0.72%	1,224,134	1,608	0.53%
Other borrowings	1,528,887	8,988	2.33%	1,301,358	3,286	1.01%
Subordinated debentures	131,199	1,677	5.07%	131,219	1,473	4.50%
Total interest-bearing liabilities	24,405,316	46,825	0.76%	26,048,534	20,229	0.31%
Non-interest bearing demand deposits	15,105,305			15,202,597
Due on unsettled securities purchases	331,428			380,332
Other liabilities	501,731			924,605
Total equity	4,775,422			4,732,330
Total liabilities and equity	$45,119,202			$47,288,398
Tax-equivalent Net Interest Revenue		$318,488	2.95%		$276,058	2.65%
Tax-equivalent Net Interest Revenue to Earning Assets			3.24%			2.76%
Less tax-equivalent adjustment		2,163			2,040
Net Interest Revenue		316,325			274,018
Provision for credit losses		15,000			—
Other operating revenue		189,698			168,617
Other operating expense		294,751			273,655
Income before taxes		196,272			168,980
Federal and state income taxes		39,681			36,122
Net income		156,591			132,858
Net income (loss) attributable to non-controlling interests		81			12
Net income attributable to BOK Financial Corp. shareholders		$156,510			$132,846
Earnings Per Average Common Share Equivalent:
Basic		$2.32			$1.96
Diluted		$2.32			$1.96
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

(In Thousands, Except Per Share Data)	Three Months Ended
	September 30, 2021
	Average Balance	Revenue / Expense	Yield / Rate
Assets
Interest-bearing cash and cash equivalents	$682,788	$245	0.14%
Trading securities	7,617,236	39,006	2.04%
Investment securities, net of allowance	218,117	2,740	5.02%
Available for sale securities	13,446,095	57,391	1.80%
Fair value option securities	56,307	342	2.62%
Restricted equity securities	245,485	1,565	2.55%
Residential mortgage loans held for sale	167,620	1,274	3.06%
Loans	20,848,608	193,117	3.68%
Allowance for loan losses	(306,125)
Loans, net of allowance	20,542,483	193,117	3.73%
Total earning assets	42,976,131	295,680	2.78%
Receivable on unsettled securities sales	632,539
Cash and other assets	5,890,479
Total assets	$49,499,149
Liabilities and equity
Interest-bearing deposits:
Transaction	$21,435,736	$5,002	0.09%
Savings	888,011	96	0.04%
Time	1,839,983	2,567	0.55%
Total interest-bearing deposits	24,163,730	7,665	0.13%
Funds purchased and repurchase agreements	1,448,800	722	0.20%
Other borrowings	2,546,083	2,344	0.37%
Subordinated debentures	214,654	2,505	4.63%
Total interest-bearing liabilities	28,373,267	13,236	0.19%
Non-interest bearing demand deposits	13,670,656
Due on unsettled securities purchases	957,538
Other liabilities	1,054,247
Total equity	5,443,441
Total liabilities and equity	$49,499,149
Tax-equivalent Net Interest Revenue		$282,444	2.59%
Tax-equivalent Net Interest Revenue to Earning Assets			2.66%
Less tax-equivalent adjustment		2,217
Net Interest Revenue		280,227
Provision for credit losses		(23,000)
Other operating revenue		229,832
Other operating expense		291,277
Income before taxes		241,782
Federal and state income taxes		54,061
Net income		187,721
Net income (loss) attributable to non-controlling interests		(601)
Net income attributable to BOK Financial Corp. shareholders		$188,322
Earnings Per Average Common Share Equivalent:
Basic		$2.74
Diluted		$2.74
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

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	Sep. 30, 2022	June 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sep. 30, 2021

Interest revenue	$363,150	$294,247	$283,099	$292,334	$293,463
Interest expense	46,825	20,229	14,688	15,257	13,236
Net interest revenue	316,325	274,018	268,411	277,077	280,227
Provision for credit losses	15,000	—	—	(17,000)	(23,000)
Net interest revenue after provision for credit losses	301,325	274,018	268,411	294,077	303,227
Other operating revenue
Brokerage and trading revenue	61,006	44,043	(27,079)	14,869	47,930
Transaction card revenue	25,974	26,940	24,216	24,998	24,632
Fiduciary and asset management revenue	50,190	49,838	46,399	46,872	45,248
Deposit service charges and fees	28,703	28,500	27,004	26,718	27,429
Mortgage banking revenue	11,282	11,368	16,650	21,278	26,286
Other revenue	15,479	12,684	10,445	11,586	18,896
Total fees and commissions	192,634	173,373	97,635	146,321	190,421
Other gains (losses), net	979	(7,639)	(1,644)	6,081	31,091
Loss on derivatives, net	(17,009)	(13,569)	(46,981)	(4,788)	(5,760)
Gain (loss) on fair value option securities, net	(4,368)	(2,221)	(11,201)	1,418	(120)
Change in fair value of mortgage servicing rights	16,570	17,485	49,110	7,859	12,945
Gain on available for sale securities, net	892	1,188	937	552	1,255
Total other operating revenue	189,698	168,617	87,856	157,443	229,832
Other operating expense
Personnel	170,348	154,923	159,228	174,474	175,863
Business promotion	6,127	6,325	6,513	6,452	4,939
Charitable contributions to BOKF Foundation	—	—	—	5,000	—
Professional fees and services	14,089	12,475	11,413	14,129	12,436
Net occupancy and equipment	29,296	27,489	30,855	26,897	28,395
Insurance	4,306	4,728	4,283	3,889	3,712
Data processing and communications	41,743	41,280	39,836	39,358	38,371
Printing, postage and supplies	4,349	3,929	3,689	2,935	3,558
Amortization of intangible assets	3,943	4,049	3,964	4,438	4,488
Mortgage banking costs	9,504	9,437	7,877	8,667	8,962
Other expense	11,046	9,020	9,960	13,256	10,553
Total other operating expense	294,751	273,655	277,618	299,495	291,277
Net income before taxes	196,272	168,980	78,649	152,025	241,782
Federal and state income taxes	39,681	36,122	16,197	34,836	54,061
Net income	156,591	132,858	62,452	117,189	187,721
Net income (loss) attributable to non-controlling interests	81	12	(36)	(129)	(601)
Net income attributable to BOK Financial Corporation shareholders	$156,510	$132,846	$62,488	$117,318	$188,322

Earnings per share:
Basic	$2.32	$1.96	$0.91	$1.71	$2.74
Diluted	$2.32	$1.96	$0.91	$1.71	$2.74
Average shares used in computation:
Basic	67,003,199	67,453,748	67,812,400	68,069,160	68,359,125
Diluted	67,004,623	67,455,172	67,813,851	68,070,910	68,360,871

PART II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings at Note 6 to the Consolidated Financial Statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1 to July 31, 2022	25,000	$87.70	25,000	871,569
August 1 to August 31, 2022	523,034	$91.37	523,034	348,535
September 1 to September 30, 2022	—	$—	—	348,535
Total	548,034		548,034
1On April 30, 2019, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock. As of September 30, 2022, the Company had repurchased 4,651,465 shares under this plan. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations and other factors.
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

Date:        November 2, 2022

/s/ Steven E. Nell
Steven E. Nell
Executive Vice President and
Chief Financial Officer

/s/ Michael J. Rogers
Michael J. Rogers
Senior Vice President and
Chief Accounting Officer