Form 10-K
period 2022-12-31
BOK FINANCIAL CORP
filed 2023-03-01
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________

Commission File No. 001-37811

BOK FINANCIAL CORP
(Exact name of registrant as specified in its charter)

OK		73-1373454
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

Bank of Oklahoma Tower
Boston Avenue at Second Street
Tulsa,	OK	74172
(Address of Principal Executive Offices)		(Zip Code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "larger accelerated filer," "accelerated filer," and "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒     Accelerated filer  ☐ Non-accelerated filer ☐ Smaller reporting company  ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No  ☒

The aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates is approximately $2.4 billion (based on the June 30, 2022 closing price of Common Stock of $75.58 per share). As of January 31, 2023, there were 66,971,817 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders.

BOK Financial Corporation
Form 10-K
Year Ended December 31, 2022

PART I

ITEM 1.   BUSINESS

General

Developments relating to individual aspects of the business of BOK Financial Corporation ("BOK Financial" or "the Company") are described below. Additional discussion of the Company’s activities during the current year appears within Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Description of Business

BOK Financial is a financial holding company incorporated in the state of Oklahoma in 1990 whose activities are governed by the Bank Holding Company Act of 1956 ("BHCA"), as amended by the Financial Services Modernization Act or Gramm-Leach-Bliley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). BOK Financial offers full service banking in Oklahoma, Texas, New Mexico, Northwest Arkansas, Colorado, Arizona, and Kansas/Missouri. At December 31, 2022, the Company reported total consolidated assets of $48 billion.

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

Our primary focus is to provide a comprehensive range of nationally competitive financial products and services in a personalized and responsive manner. Products and services include loans and deposits, cash management services, fiduciary and insurance services, mortgage banking and brokerage and trading services to middle-market businesses, financial institutions and consumers. Commercial banking represents a significant part of our business. Our credit culture emphasizes building relationships by making high quality loans and providing a full range of financial products and services to our customers. We also offer products that leverage our energy financing expertise and enable us to offer commodity derivatives for customers to use in their risk management. Our diversified base of revenue sources is designed to generate returns across a range of economic situations. Wealth management also continues to be a strategic focus. We provide liquidity to the mortgage markets through trading of U.S. government agency issued mortgage-backed securities and related derivative contracts and currently service approximately $100 billion of assets under management or administration.

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

Operating Segments

BOK Financial operates three principal lines of business: Commercial Banking, Consumer Banking and Wealth Management. Commercial Banking includes lending, treasury and cash management services and customer commodity risk management products for small businesses, middle market and larger commercial customers. Commercial Banking also includes the TransFund electronic funds network. Consumer Banking includes retail lending and deposit services, lending and deposit services to small business customers served through the retail branch network and all mortgage loan origination and servicing activities. Wealth Management engages in brokerage and trading activities mainly related to providing liquidity to the mortgage markets through trading of U.S. government agency mortgage-backed securities and related derivative contracts. Wealth Management also provides fiduciary services, private bank services, investment advisory services and insurance services in all markets. Additionally, Wealth Management underwrites state and municipal securities. Discussion of these principal lines of business appears within the Lines of Business section of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

BOK Financial and its operating segments face competition from other banks, thrifts, credit unions and other non-bank financial institutions such as investment banking firms, investment advisory firms, brokerage firms, investment companies, financial technology firms, government agencies, mortgage brokers and insurance companies. The Company competes largely on the basis of customer services, interest rates on loans and deposits, lending limits and customer convenience. Some operating segments face competition from institutions that are not as closely regulated as banks, and therefore are not limited by the same capital requirements and other restrictions. All market share information presented below is based upon share of deposits in specified areas according to the Federal Deposit Insurance Corporation ("FDIC") as of June 30, 2022.

We are the largest financial institution in the state of Oklahoma with 13% of the state’s total deposits. We have 31% and 11% of the market share in the Tulsa and Oklahoma City areas, respectively. We compete with two banks that have operations nationwide and have greater access to funds at lower costs, higher lending limits, and greater access to technology resources. We also compete with regional and locally-owned banks in both the Tulsa and Oklahoma City areas as well as in every other community in which we do business throughout the state.

We compete against numerous financial institutions in the state of Texas, including some of the largest in the United States, and have a market share of approximately 2% in the Dallas, Fort Worth area and less than 1% in the Houston area. We have an 11% market share in the Albuquerque area and compete with four large national banks, some regional banks and several locally-owned smaller community banks. Our market share is approximately 4% in the Denver area. We serve Benton and Washington counties in Arkansas with a market share of approximately 1%. Our market share is approximately 2% in the Kansas City, Missouri/Kansas area and approximately 1% in the Phoenix area. The Company’s ability to expand into additional states remains subject to various federal and state laws.

Human Capital Management and Practices

In order to continue leading the industry as a provider of financial solutions to businesses, institutions and individuals across the country, it is crucial that we attract, develop and retain top talent. To facilitate talent attraction and retention, we strive to make BOK Financial an inclusive workplace with opportunities for our employees to grow and develop in their careers. We support our employees with strong compensation, benefits, wellness programs and development resources. We also work to build connections between our employees and our communities. "Actively advancing the communities we serve" is one of our core values. Those familiar with BOK Financial will recognize the generosity of our employees in our communities as one of the hallmarks of our culture and a source of pride as we live out our purpose statement of "Achieving More Together."

Our talented workforce is the key to our success. At December 31, 2022, we had 4,791 full-time and part-time employees, the majority of which are full-time employees. None of the Company’s employees are represented by collective bargaining agreements. Management considers its employee relations to be good. Our employees are primarily distributed over our eight state footprint, to include: Oklahoma, Texas, Arkansas, Kansas, Missouri, Colorado, New Mexico and Arizona.

Diversity and Inclusion Efforts

We believe that our organization should reflect the diversity of the communities we serve. We also recognize that in order for a diverse workforce to thrive, we must prioritize inclusion efforts. The following categories represent areas of focus for Diversity, Equity and Inclusion ("DEI"): community engagement, senior leader engagement, Communities of Practice and diverse recruiting practices and education.

As of December 31, 2022, 56% of our overall workforce was female, and 32% of our overall workforce was comprised of people of color. In 2022, BOK Financial was again recognized by ‘Diversity, Inc.’ as one of the ‘Top Regional Companies’ with respect to scoring criteria related to DEI organizational practices.

Community Engagement

In 2022, the Company and the BOKF Foundation gave a combined $6.1 million to organizations making a difference in our communities. Our employees donated more than 33,000 volunteer hours, and more than 358 employees served in 665 leadership roles with 430 nonprofit boards. Over the past ten years, we have committed $768 million in loan funding to support affordable housing projects and $362 million in affordable housing investments.

Senior Leader Engagement

Our DEI Council is led by our CEO and President, Stacy Kymes, and includes other members of our executive leadership team as well as senior leaders throughout our footprint. We are members of the ‘CEO Action for Diversity and Inclusion’ Pledge. The pledge outlines our commitment to cultivating a trusting environment where all ideas are welcomed, and employees feel comfortable and empowered to have discussions about diversity and inclusion.

Mentorship Program

Our mentorship program launched in late 2020. We believe mentorship programs are a valuable tool for helping employees successfully shape their long-term career trajectory. Mentor matches are prioritized for females and people of color. In 2022, we launched Cohort 4 and 5 with 127 mentors/mentees participating in the program. In 2022, 26% of our participants were people of color and 53% were female.

Communities of Practice (CoP)

In 2020, we introduced a concept from Harvard Business Review called ‘Communities of Practice’ ("CoP") as a way for our organization to build inclusive groups to harness the collective power of diverse skills, styles, strengths and experiences – and leverage those strengths into advancing our business. CoP also provide exposure opportunities for employees to interact with others across the organization at all levels. As of December 31, 2022, we had 20 active CoP, including: Advancing Minority Owned Businesses, Mentoring, Practicing Inclusion, Diverse Recruiting Practices, Engagement Practices and Culture Ambassadors. Any person from across the organization can join any CoP; these groups highlight our enterprise focus on inclusivity.

Diverse Recruiting Practices

Our recruiting organization is fully AIRS® (Advanced Internet Recruitment Strategies) Certified and held accountable to monthly recruitment outreach efforts to diverse organizations, including HBCUs (Historically Black Colleges and Universities). University recruiting has been a focal point for our diversity efforts. In 2022, 35% of our class of interns and early career associates identified as people of color.

Diversity Education

Unconscious bias education was introduced to all managers in order to provide tools that support awareness of the automatic patterns of thinking related to hiring practices. We also partner with LinkedIn Learning to ensure all employees across the company have equal access to development opportunities. The concept of ‘inclusion’ is woven into many of the learning opportunities offered by our Talent and Organizational Development team; examples include: ‘Leveraging Inclusion and Mitigating Unconscious Bias,’ ‘Emergenetics Applications,’ ‘Emotional Intelligence Skills’ and ‘Crucial Conversations.’

Benefits and Compensation Offerings

BOK Financial is committed to the health and wellness of our employees. We provide our employees and their families with access to a variety of flexible and convenient health and wellness programs. We encourage engagement in healthy behaviors and offer options, where possible, to customize benefits to meet the needs of employees and their families. We provide robust compensation and benefits programs to help meet the needs of our employees. In addition to base salaries, these programs may include incentive compensation, discretionary bonuses, equity, 401(k), health and wellness benefits, health savings and flexible spending accounts, paid time off, family leave, flexible work schedules, employee assistance programs and tuition reimbursement.

Talent Development

Our talent development programs provide employees with resources they need to achieve their career goals. Development offerings are focused on supporting career development goals, increasing skill sets, and preparing employees to expand in their current role or develop for future roles. We offer a variety of learning modalities, from on demand resources to interactive sessions facilitated by Talent Development Consultants. Our employees are provided many opportunities to advance their careers within our organization. During 2022, 32% of all of positions filled were with internal employees.

Connecting with Our Employees

Engagement is an important component of our culture. We encourage our employees to provide feedback in a survey format with the last one completed in 2021. In 2021, 91% of our workforce participated in the survey, and results were shared and discussed across the Company. We will seek feedback in the same format in 2023. We have consistently had employee participation in excess of 80% since the inception of our engagement survey.

Connecting with Our Communities

Our employees are passionate about many causes, and the Company’s corporate giving and volunteering programs support and encourage employees by engaging with those causes. Our employee-led giving program allows employees to nominate and vote for nonprofit organizations across our footprint to receive financial benefit from the BOKF Foundation. In 2022, over 1,700 employees nominated and voted on 165 nonprofit organizations to receive funding. This was the second year of the Company’s pilot program where we accelerated resources to underserved minority communities by supporting nonprofit organizations providing programs to help close gaps in four key areas: income inequality, workforce development, education and mentoring, and social justice inequities.

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

BOKF, NA is organized as a national banking association under the National Banking Act, and is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the "OCC"), the FDIC, the Federal Reserve Board, the Consumer Financial Protection Bureau ("CFPB") and other federal and state regulatory agencies. The OCC has primary supervisory responsibility for national banks and must approve certain corporate or structural changes including changes in capitalization, payment of dividends, change of place of business, and establishment of a branch or operating subsidiary. The OCC performs examinations concerning safety and soundness, the quality of management and directors, information technology and compliance with applicable regulations. The National Banking Act authorizes the OCC to examine every national bank as often as necessary.

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

The Company and other non-bank subsidiaries are also subject to other federal and state laws and regulations. For example, BOK Financial Securities, Inc. is regulated by the Securities and Exchange Commission ("SEC"), the Financial Industry Regulatory Authority ("FINRA"), the Federal Reserve Board, and state securities regulators. Such regulations generally include licensing of certain personnel, customer interactions and trading operations.

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

Subsequent legislation raised the threshold for systemically important financial institutions from $50 billion to $250 billion while providing the Federal Reserve Board with authority to establish incremental prudential standards for banks between $100 billion and $250 billion. Current rules adopted by the OCC require heightened standards for financial institutions that report at least $50 billion of average consolidated assets over a four quarter period after an 18-month grace period. These heightened standards require establishing and implementing a risk governance framework to cover the bank's risk-taking activities.

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

The CFPB has broad rule-making authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit "unfair, deceptive or abusive" acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer's ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer's (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial laws in order to impose a civil penalty or injunction.

Community Reinvestment Act

The Community Reinvestment Act of 1977 ("CRA") requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHCA, or to acquire any company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least "satisfactory" in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering a request for an approval of a proposed transaction. BOKF, NA received a rating of "outstanding" in its most recent CRA examination, which is above "satisfactory."

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

Deposit Insurance

Substantially all of the deposits held by the subsidiary banks are insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC and are subject to deposit insurance assessments to maintain the DIF. On October 18, 2022, the FDIC finalized a rule that would increase initial base deposit insurance assessment rates by 2 basis points beginning with the first quarterly assessment period of 2023. The FDIC, as required under the Federal Deposit Insurance Act, established a plan in September 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35 percent within eight years. This plan did not include an increase in the deposit insurance assessment rate. Based on the FDIC's recent projections, however, the FDIC determined that the DIF reserve ratio is at risk of not reaching the statutory minimum by the statutory deadline of September 30, 2028 without increasing the deposit insurance assessment rates. The increased assessment would improve the likelihood that the DIF reserve ratio would reach the required minimum by the statutory deadline, consistent with the FDIC's Amended Restoration Plan. The rule will become effective as of January 1, 2023.

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

Transactions with Affiliates

The Federal Reserve Board regulates transactions between the Company and its subsidiaries. Generally, the Federal Reserve Act and Regulation W, as amended by the Dodd-Frank Act, limit the Company's banking subsidiary and its subsidiaries, to lending and other "covered transactions" with affiliates. The aggregate amount of covered transactions a banking subsidiary or its subsidiaries may enter into with an affiliate may not exceed 10% of the capital stock and surplus of the banking subsidiary. The aggregate amount of covered transactions with all affiliates may not exceed 20% of the capital stock and surplus of the banking subsidiary.

Covered transactions with affiliates are also subject to collateral requirements and must be conducted on arm's length terms. Covered transactions include (a) a loan or extension of credit by the banking subsidiary, including derivative contracts, (b) a purchase of securities issued to a banking subsidiary, (c) a purchase of assets by the banking subsidiary unless otherwise exempted by the Federal Reserve, (d) acceptance of securities issued by an affiliate to the banking subsidiary as collateral for a loan, and (e) the issuance of a guarantee, acceptance or letter of credit by the banking subsidiary on behalf of an affiliate.

Bank Secrecy Act and USA PATRIOT Act

The Bank Secrecy Act ("BSA") and The USA PATRIOT Act of 2001 ("PATRIOT Act") impose many requirements on financial institutions in the interest of national security and law enforcement. BSA requires banks to maintain records and file suspicious activity reports that are of use to law enforcement and regulators in combating money laundering and other financial crimes. The PATRIOT Act is intended to deny terrorists and criminals the ability to access the U.S. financial services system and places significantly greater requirements on financial institutions. Financial institutions, such as the Company and its subsidiaries, must have a designated BSA Officer, internal controls, independent testing and training programs commensurate with their size and risk profile. As part of its internal control program, a financial institution is expected to have effective customer due diligence and enhanced due diligence requirements for high-risk customers, as well as processes to prohibit transactions with entities subject to Office of Foreign Asset Control sanctions. Documentation and recordkeeping requirements, as well as system requirements, aimed at identifying and reporting suspicious activity reporting, must increase with the institution's size and complexity. Failure to implement or maintain adequate programs and controls to combat terrorist financing and money laundering may have serious legal, financial and reputational consequences.

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

Economic variables have changed vastly throughout 2022. At the beginning of the year, the Federal Funds rate was near zero, and the housing market was in a boom with elevated levels of originations and an acceleration in the rise of home prices. Consumer spending was also high. Starting in March 2022, the Federal Reserve raised the Federal Funds rate seven times through the end of the year for a total of 425 basis points due to a four-decade inflation high. While oil prices soared in the first half of the year fueled by the Russia-Ukraine conflict, they began to subside in the second half of the year. Unemployment remains low, coming in at 3.5% for December 2022.

Our base case economic forecast for the fourth quarter of 2022 assumes the Russia-Ukraine conflict remains isolated. Inflation continues to improve from the peak experienced in the third quarter of 2022 and reaches 3.0% by end of 2023. There are two additional federal funds rate increases in the first quarter of 2023 and is held flat for the remainder of 2023. Job openings revert to more normalized levels and overall hiring levels decline, causing the national unemployment rate to modestly increase over the next four quarters. Inflation pressures cause modest declines in real household income compared to pre-pandemic levels, resulting in below-trend GDP growth. See "Summary of Credit Loss Experience" section in Management's Discussion and Analysis for further discussion around our economic forecast.

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

Political developments, including recent Federal executive and legislative changes, add additional uncertainty to the implementation, scope and timing of changes in the regulatory environment for the banking industry and for the broader economy. Concern regarding the ability of Congress and the President to reach agreement on federal budgetary matters, including the debt ceiling, or prolonged stalemates leading to total or partial governmental shutdowns may also have adverse economic consequences and create the risk of economic instability or market volatility, with potential negative consequences to our business and financial performance. Additionally, changes in fiscal, monetary or regulatory policy, including as a result of labor shortages, wage pressures, supply chain disruptions and higher inflation, could increase our compliance costs and adversely affect our business operations and results of operations.

Federal budget deficit concerns and the potential for political conflict over legislation to raise the U.S. government's debt limit may increase the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. In connection with prior political disputes over U.S. fiscal and budgetary issues leading to the U.S. government shutdown in 2011, S&P lowered its long term sovereign credit rating on the U.S. from AAA to AA+. A further downgrade, or a downgrade by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide.
Our business, financial condition, liquidity and results of operations could be adversely affected by a health pandemic such as the COVID-19 pandemic or other health crisis.

A pandemic or other health crisis could destabilize the financial markets and the general economy. Forced shutdowns or regulations limiting business could have an adverse effect on our customers, limiting their ability to satisfy obligations and limiting growth or demand for our loans and other services, which could affect our liquidity, financial condition and results of operations.

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
•Wide-ranging weather disasters, including but not limited to, long periods of drought and rising sea levels, could result in an economic downturn and a decline in market conditions. Liquidity risks could arise as operational needs change for both BOK Financial and its customers.
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

Transition risks relate to stresses arising from the shifts in regulatory policies, consumer or business sentiment, or technologies required to limit climate change. The U.S. Congress, state legislatures and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. Transition risks specific to BOK Financial include:

•Compliance, operating, maintenance and remediation costs may require a significant amount of capital affecting BOK Financial's liquidity position.

•BOK Financial's credit portfolios include carbon-intensive industries, which could be adversely impacted by the transition to a low-carbon economy. BOK Financial has a long-standing relationship with the energy industry, and the local economies within BOK Financial's geographical footprint have a concentration in energy-related industries. The regulatory impacts on the energy industry could lead to sharp changes in the values of certain assets or liabilities, increase costs, hinder financial results and shrink the industry. These changes could have a significant effect on the general economic conditions within our footprint.
•Reputational risk may increase as stakeholders become more focused on climate risk.

Credit Risk Factors

Adverse regional economic developments could negatively affect BOK Financial's business.

At December 31, 2022, loans to businesses and individuals with collateral primarily located in Texas represented approximately 32% of the total loan portfolio, loans to businesses and individuals with collateral primarily located in Oklahoma represented approximately 16% of our total loan portfolio and loans to businesses and individuals with collateral primarily located in Colorado represented approximately 11% of our total loan portfolio. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas. Poor economic conditions in Texas, Oklahoma, Colorado or other markets in the southwest region may cause BOK Financial to incur losses associated with higher default rates and decreased collateral values in BOK Financial's loan portfolio. A regional economic downturn could also adversely affect revenue from brokerage and trading activities, mortgage loan originations and other sources of fee-based revenue.

Extended oil and gas commodity price downturns could negatively affect BOK Financial customers.

At December 31, 2022, 15% of BOK Financial's total loan portfolio is comprised of loans to borrowers in the energy industry. The energy industry is historically cyclical, and prolonged periods of low oil and gas commodity prices could negatively impact borrowers' ability to pay. In addition, the Company does business in several major oil and natural gas producing states including Oklahoma, Texas and Colorado. The economies of these states could be negatively impacted by prolonged periods of low oil and gas commodity prices resulting in increased credit migration to classified and nonaccruing categories, higher loan loss provisions and risk of credit losses from both energy borrowers and businesses and individuals in those regional economies.

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

Economic conditions globally could impact BOK Financial’s customers and counterparties with which we do business. Pandemics, such as the COVID-19 pandemic, may affect economies around the world. The Russia-Ukraine conflict has resulted in volatile oil prices as well as affected other global economic factors.

BOK Financial, its customers and counterparties may be negatively affected by the volatility and uncertainty related to inflation and the effects of inflation. Prolonged periods of inflation may impact our profitability by negatively affecting our fixed costs and expenses, including increasing funding costs and expenses related to talent acquisition and retention. Additionally, inflation may lead to a decrease in consumer purchasing power and negatively impact the need or demand for our products or services. If significant inflation continues, the creditworthiness of our borrowers and their ability to repay loans timely may be affected.

The Company, its customers and counterparties may also be adversely affected by global events, such as natural disasters, and other external events beyond our control, including public health issues, terrorist attacks and acts of war. These global events may significantly affect long-term and short-term interest rates, energy prices, the value of financial assets and ultimately economic activity in our primary markets. The adverse effect of these events on the Company may include narrowing of the spread between interest income and interest expense, a reduction in fee income, an increase in credit losses and a decrease in demand for loans and other products and services.

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

A significant increase in market interest rates, or the perception that an increase may occur, could adversely affect both BOK Financial's ability to originate new loans and BOK Financial's ability to grow. Conversely, a decrease in interest rates could result in acceleration in the payment of loans, including loans underlying BOK Financial's holdings of residential mortgage-backed securities and termination of BOK Financial's mortgage servicing rights. In addition, changes in market interest rates, changes in the relationships between short-term and long-term market interest rates or changes in the relationships between different interest rate indices, could affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income, which would reduce the Company's net interest revenue. In a rising interest rate environment, the composition of the deposit portfolio could shift resulting in a mix that is more sensitive to changes in interest rates than is the current mix. Deposit repricing behavior may also differ from our models or from previous rate increases. An increase in market interest rates also could adversely affect the ability of BOK Financial's floating-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and net charge-offs which could adversely affect BOK Financial's business.
On March 5, 2021, the U.K. Financial Conduct Authority ("FCA") confirmed that the publication of the principal tenors of the U.S. dollar London Interbank Offered Rate ("LIBOR") will cease immediately following a final publication on June 30, 2023. Further, U.S. regulators released a joint inter-agency statement about their expectations that banks cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. On March 15, 2022, the President of the United States of America signed into law the Adjustable Interest Rate (LIBOR) Act ("LIBOR Act"). Under the LIBOR Act, on the first London banking day after June 30, 2023 ("LIBOR Replacement Date"), a benchmark replacement recommended by the Board of Governors of the Federal Reserve System ("Board") will replace LIBOR in specific contracts. In the fourth quarter of 2022, the Board issued its final regulations ("Final Regulations") implementing the LIBOR Act. The Final Regulations: (i) address the applicability of the LIBOR Act to various LIBOR contracts, (ii) identify the Board-selected benchmark replacements for various types of LIBOR contracts, (iii) include specific benchmark replacement conforming changes, (iv) address the issue of preemption and (v) provide other clarifications, definitions, and information. The regulations will become effective thirty (30) days after the publication of the Final Regulation in the Federal Register.

The Company ceased production of new LIBOR-based exposure as of December 31, 2021 and now offers floating rate products in various alternative reference rates with the majority of volume being observed thus far in simple or term rate versions of the Secured Overnight Financing Rate ("SOFR"). Key loan provisions have been modified so that new and renewed loans include LIBOR fallback language designed to ensure the smoothest possible transition from LIBOR to the new benchmark when such transition occurs. All existing financial contracts with direct exposure to LIBOR have been inventoried. The Company has taken action to transition these exposures to an alternative reference rate in advance of the June 30, 2023 deadline. However, if exposures are not transitioned as of the LIBOR Replacement Date, the organization expects to implement the fallback language of each contract or follow the LIBOR Act as appropriate. Additionally, the Company has some debt instruments subject to the LIBOR Act. The overall economic impact of the LIBOR transition to the organization is expected to be minimal as the Company is implementing appropriate credit spread adjustments to exposures that are being transitioned from LIBOR to SOFR.

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

We also hold a substantial portfolio of residential mortgage-backed securities issued by U.S. government agencies. The fair value of residential mortgage-backed securities is highly sensitive to changes in interest rates. A significant decrease in interest rates may lead mortgage holders to refinance the mortgages constituting the pool backing the securities subjecting BOK Financial to a risk of prepayment and decreased return on investment due to subsequent reinvestment at lower interest rates. A significant decrease in interest rates may also accelerate premium amortization. Conversely, a significant increase in interest rates may cause mortgage holders to extend the term over which they repay their loans, which delays the Company's opportunity to reinvest funds at higher rates. We mitigate this risk somewhat by investing principally in shorter duration mortgage products which are less sensitive to changes in interest rates; however this strategy may not be successful.

In addition, the Company actively engages in trading activities that provide U.S. government agency residential mortgage-backed securities and related derivative instruments to our customers. Trading activities generate net interest revenue and trading revenue. Trading revenue and customer hedging revenue varies in response to customer demand. The value of trading securities will increase in response to decreases in interest rates or decrease in response to increases in interest rates and other bond market factors. We mitigate the market risk of holding trading securities through appropriate economic hedging techniques, which may not be effective.

Models may fail to reasonably predict changes in values caused by changes in interest rates, prepayment speeds, and other relevant stimuli, which could adversely affect our business or results of operations.

We use quantitative models to assist in measuring risk and predicting changes in the value of financial instruments. The outputs of these models are used to determine hedging strategy related to mortgage servicing rights, mortgage production pipeline and trading securities. We also use models to estimate the effects of changing interest rates and other market measures in order to adequately structure assets and liabilities to manage interest rate sensitivity. Inaccurate information obtained from these models could result in poor management decisions that lead to an elevated exposure to interest rates which could adversely affect our results of operations.

Market disruptions could impact BOK Financial's funding sources.

BOK Financial's subsidiary bank may rely on other financial institutions and the Federal Home Loan Bank of Topeka as a significant source of funds. Our ability to fund loans, manage our interest rate risk and meet other obligations depends on funds borrowed from these sources. The inability to borrow funds at market interest rates could have a material adverse effect on our operations.

Operating and Transaction Risk Factors

Dependence on technology increases cybersecurity, data privacy and technology failure risk.
The Company is dependent on its technological ability to process, record and monitor a large number of customer transactions and store and protect a significant amount of sensitive customer information. Our customers' use of our internet-based services, and our customer and regulatory expectations regarding operational and information security and reliability have increased over time. We face compliance risks and costs relating to the data privacy laws existing in multiple jurisdictions. Congress and the legislatures of states in which we operate regularly consider legislation that would impose more stringent data privacy requirements resulting in increased compliance costs.

Cybersecurity risks for financial institutions have increased significantly in recent years in part because of the proliferation of new technologies, the increased use of the internet and mobile technologies to conduct financial transactions, and the increased sophistication and ever changing cyberattack techniques used by organized crime, hackers, terrorists, hostile foreign governments and other external parties to obtain confidential customer information and misappropriate customer funds, and may disrupt operations through Ransomware. Such parties may seek to gain access to our systems directly or use equipment or security passwords belonging to employees, customers, third party services providers or other users of our systems. Accordingly, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, breakdowns and cyber attacks.

Our business, financial, accounting, data processing systems and other operating systems and facilities may stop operating properly or become disabled as a result of a number of factors that may be wholly or partially beyond our control. In addition to cyber attacks, there could be sudden increases in customer transaction volume, electrical or telecommunications outages, extended disruptions in operations or technology, natural disasters, pandemics, and events arising from political or social matters, including terrorist attacks. Third parties with whom we do business or that facilitate our business activities including exchanges, clearing houses, financial intermediaries or vendors that provide services or security solutions for our operations, could also be sources of operational or information security risk to the Company including breakdowns or failures of their own systems, capacity constraints or cyber attacks.

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

Although to date we have not experienced any material losses relating to cyber attacks or other information security breaches or operational failures, there can be no assurance that we will not suffer such losses in the future. Attempts to compromise our cybersecurity are regular and frequent. Our risk and exposure to these matters remains heightened, and as a result the continued development and enhancement of our controls, processes and practices designed to protect and facilitate the recovery of our systems, computers, software, data and networks from attack, damage or unauthorized access remains a high priority for us. As an additional layer of protection, we have purchased network and privacy liability risk insurance coverage. Our cybersecurity insurance may not provide sufficient coverage in the event of a breach or may not be available in the future on acceptable terms.

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

An increasing competitive factor in the financial services industry is the ability to attract and retain talented and diverse employees across several lines of business. The transition by many employers to remote work and work-from-home that occurred during the COVID-19 pandemic seems likely to continue. Employers, now less constrained by physical geography, particularly those in markets with elevated employee compensation, may increasingly compete for our employees.

We may be adversely affected and experience losses related to fraud or theft.

Attempts to commit fraud, including but not limited to, card fraud, check fraud, electronic fraud, wire fraud, social engineering and phishing attacks, are becoming increasingly more sophisticated and may go undetected by the systems and procedures we have in place to monitor our operations. We have experienced, and may experience again in the future, losses incurred due to customer, employee, or third party fraud and theft. These losses may be material, negatively affect our results of operations, financial condition or prospects, and may lead to significant reputational risks and other effects. We continue to invest in fraud prevention in the form of people and systems designed to prevent, detect and mitigate the customer and financial impacts.

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

Mr. George B. Kaiser owns approximately 57% of the outstanding shares of BOK Financial's common stock at December 31, 2022. Mr. Kaiser is able to elect all of BOK Financial's directors and effectively control the vote on all matters submitted to a vote of BOK Financial's common shareholders. Mr. Kaiser's ability to prevent an unsolicited bid for BOK Financial or any other change in control could have an adverse effect on the market price for BOK Financial's common stock. A substantial majority of BOK Financial's directors are not officers or employees of BOK Financial or any of its affiliates. However, because of Mr. Kaiser's control over the election of BOK Financial's directors, he could change the composition of BOK Financial's Board of Directors so that it would not have a majority of outside directors.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.
ITEM 2.   PROPERTIES

BOK Financial and its subsidiaries own and lease improved real estate that is carried at $386 million, net of depreciation and amortization. The Company’s principal offices are located in leased premises in the Bank of Oklahoma Tower in Tulsa, Oklahoma. Banking offices are primarily located in Tulsa and Oklahoma City, Oklahoma; Dallas, Fort Worth and Houston, Texas; Albuquerque, New Mexico; Denver, Colorado; Phoenix, Arizona; and Kansas City, Kansas/Missouri. Primary operations facilities are located in Tulsa and Oklahoma City, Oklahoma; Dallas, Texas and Albuquerque, New Mexico. The Company's facilities are suitable for their respective uses and present needs.

The information set forth in Note 5 of the Company's Notes to Consolidated Financial Statements, which appear elsewhere herein, provides further discussion related to properties.
ITEM 3.   LEGAL PROCEEDINGS

The information set forth in Note 14 of the Company's Notes to Consolidated Financial Statements, which appear elsewhere herein, provides discussion related to legal proceedings.
ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BOK Financial's $0.00006 par value common stock is traded on the NASDAQ Stock Market under the symbol BOKF. As of January 31, 2023, common shareholders of record numbered 647 with 66,971,817 shares outstanding.

The highest and lowest quarterly closing bid price for shares and cash dividends declared per share of BOK Financial common stock follows:

	First	Second	Third	Fourth
2022:
Low	$93.95	$74.40	$71.14	$90.41
High	115.68	92.60	95.05	109.57
Cash dividends declared	0.53	0.53	0.53	0.54
2021:
Low	$68.97	$83.71	$77.86	$90.31
High	97.60	92.25	91.80	108.91
Cash dividends declared	0.52	0.52	0.52	0.53

Shareholder Return Performance Graph

Set forth below is a line graph comparing the change in cumulative shareholder return of the NASDAQ Composite Index, the Keefe, Bruyette & Woods (KBW) NASDAQ Bank Index and the KBW NASDAQ Regional Banking Index for the period commencing December 31, 2017 and ending December 31, 2022.* We are adding in the KBW Regional Bank Index this year, to eventually replace KBW NASDAQ Bank Index in our performance graph as the composition of the KBW Regional Bank index is more relevant to our size and market cap. Furthermore, BOKF is included in the KBW Regional Banking Index.

Total Return Performance
BOK Financial Corporation
NASDAQ Composite Index
KBW NASDAQ Bank Index
KBW NASDAQ Regional Banking Index
250
225
200
175
150
125
100
75
50
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Period Ending

	Period Ending December 31,
Index	2017	2018	2019	2020	2021	2022
BOK Financial Corporation	100.00	81.02	98.92	80.15	126.31	127.05
NASDAQ Composite	100.00	97.16	132.81	192.47	235.15	158.65
KBW NASDAQ Bank Index	100.00	82.29	112.01	100.46	138.97	109.23
KBW NASDAQ Regional Banking Index	100.00	82.50	102.15	93.25	127.42	118.59
*    Graph assumes value of an investment in the Company's Common Stock for each index was $100 on December 31, 2017. Cash dividends on Common Stock are assumed to have been reinvested in BOK Financial Common Stock.

The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended December 31, 2022.

Period	Total Number of Shares Purchased [2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1, 2022 to October 31, 2022	—	$—	—	348,535
November 1, 2022 to November 30, 2022	244,406	$104.26	244,406	4,755,594
December 1, 2022 to December 31, 2022	70,000	$99.25	70,000	4,685,594
Total	314,406		314,406
1    On November 1, 2022, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock. As of December 31, 2022, the Company had repurchased 314,406 shares under this plan. This authorization replaces a previous authorization for the repurchase of five million common shares, under which 4,651,465 shares were repurchased. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations and other factors.
2    The Company may repurchase shares from employees to cover the exercise price and taxes in connection with employee shared-based compensation.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data is set forth within Table 1 of Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table 1 – Consolidated Selected Financial Data
	December 31,
	2022	2021	2020
Selected Financial Data
Earnings per share (based on average equivalent shares):
Basic	$7.68	$8.95	$6.19
Diluted	7.68	8.95	6.19
Percentages (based on daily averages):
Return on average assets	1.11%	1.23%	0.89%
Return on average shareholders' equity	10.81%	11.59%	8.55%
Dividend payout ratio	27.65%	23.29%	33.04%
Allowance for loan losses to loans, excluding PPP loans[1]	1.05%	1.29%	1.82%
Combined allowance for credit losses to loans, excluding PPP loans[1,2]	1.32%	1.45%	2.00%
1    Metric meaningful due to the U.S. government agency guarantee and short-term nature of the Paycheck Protection Program ("PPP") loans.
2    Includes allowance for loan losses and accrual for off-balance sheet credit risk.

Management’s Assessment of Operations and Financial Condition

Overview

The following discussion is management's analysis to assist in the understanding and evaluation of the financial condition and results of operations of BOK Financial Corporation ("BOK Financial" or "the Company"). This discussion should be read in conjunction with the Consolidated Financial Statements and footnotes and selected financial data presented elsewhere in this report. This section and other sections provide information about our recent financial performance. For information about results of operations for 2021 compared with 2020, see the respective sections in Management's Discussion and Analysis included in our 2021 Form 10-K filed February 23, 2022.

Economic conditions have been volatile in 2022 with soaring inflation, fluctuating oil prices caused by the Russia-Ukraine conflict and the lingering effects of the COVID-19 pandemic. In order to combat rising inflation, the Federal Reserve began increasing the Federal Funds rate in March and continued to do so through the end of the year for a total 425 basis point increase. Consumer spending has remained high through 2022, and unemployment remains low at 3.5% for December 2022. See "Summary of Credit Loss Experience" section of Management's Discussion and Analysis for additional discussion around our economic forecast.

Performance Summary

Net income for the year ended December 31, 2022 totaled $520.3 million or $7.68 per diluted share compared with net income of $618.1 million or $8.95 per diluted share for the year ended December 31, 2021. Pre-provision net revenue ("PPNR"), a non-GAAP measure, was $690.1 million for 2022 compared to $697.9 million in the prior year.
Highlights of 2022 included:
•Net interest revenue totaled $1.2 billion for 2022, an increase of $93.3 million over the prior year. Net interest margin was 2.98% for 2022 compared to 2.60% for 2021. In response to rising inflation, the Federal Reserve increased the federal funds rate 425 basis points since the beginning of the year. The resulting impact on market interest rates has increased net interest margin as our earning assets, led by our significant percentage of variable-rate commercial loans, reprice at a higher rate and faster pace than our interest-bearing liabilities. Average earning assets were $40.1 billion for 2022, down $3.7 billion compared to 2021, largely due to decreased trading securities.
•Fees and commissions revenue was $657.2 million for 2022, a decrease of $11.1 million compared to 2021. Mortgage banking revenue decreased $56.5 million due to a decrease in mortgage production volume caused by rising mortgage interest rates and continued housing inventory shortages. Other revenue decreased $14.3 million, primarily due to lower production revenue on repossessed oil and gas properties sold in 2021. Brokerage and trading revenues grew $28.0 million, largely due to increased customer hedging and investment banking revenues. Fiduciary and asset management revenue increased $18.1 million with growth in mutual fund fees and decreased fee waivers.
•Other gains and losses, net decreased $63.6 million due to sales of an alternative investment and repossessed assets in the prior year.
•Other operating expense totaled $1.2 billion, a $13.2 million decrease compared to 2021. Personnel expense decreased $24.5 million, primarily driven by lower incentive compensation costs, partially offset by higher regular compensation. Non-personnel expense increased $11.2 million, largely due to additional business promotion fees, project-related data processing and communications and professional fees. These were partially offset by lower mortgage banking costs and expenses on repossessed assets.
•The net economic cost of the changes in the fair value of mortgage servicing rights and related economic hedges was $12.5 million during 2022 compared to an economic benefit of $21.0 million during 2021 due to increased market volatility throughout 2022.
•We recorded a $30.0 million provision for expected credit losses in 2022, primarily due to strong growth in loans and loan commitments, partially offset by improvement in credit quality metrics. The uncertainty in our economic forecast increased and some key economic factors were less favorable to growth across all scenarios. A negative $100.0 million provision for expected credit losses was recorded in 2021. The combined allowance for credit losses totaled $296.6 million or 1.31% of outstanding loans at December 31, 2022. The combined allowance for credit losses was $289.4 million or 1.43% of outstanding loans at December 31, 2021.
•Nonperforming assets not guaranteed by U.S. government agencies decreased $23.7 million compared to December 31, 2021. Potential problem loans decreased $128 million and other loans especially mentioned increased $5.5 million. Net charge-offs were $21.1 million or 0.10% of average loans in 2022. Net loans charged-off were $37.0 million or 0.17% of average loans in 2021.
•Period-end outstanding loan balances increased $2.4 billion to $22.6 billion at December 31, 2022. Of this increase, commercial loans increased $1.7 billion, commercial real estate loans increased $775 million, and loans to individuals grew by $146 million. Paycheck Protection Program loans decreased $262 million. Average outstanding loan balances were $21.3 billion, a $216 million decrease.
•Average deposits decreased $70 million to $37.9 billion and period-end deposits decreased $6.8 billion to $34.5 billion, primarily driven by institutional clients moving to off-balance sheet alternatives seeking higher yields.
•The Company's common equity Tier 1 capital ratio was 11.69% at December 31, 2022. In addition, the Tier 1 capital ratio was 11.71%, total capital ratio was 12.67% and leverage ratio was 9.91% at December 31, 2022. At December 31, 2021, the Tier 1 capital ratio was 12.25%, the total capital ratio was 13.29% and the leverage ratio was 8.55%.
•The Company repurchased 1,632,401 common shares at an average price of $94.88 per share during 2022 and 1,359,657 common shares at an average price of $86.74 during 2021.

•The Company paid cash dividends of $2.13 per common share during 2022 and $2.09 per common share in 2021.

Net income for the fourth quarter of 2022 totaled $168.4 million or $2.51 per diluted share, compared to $156.5 million or $2.32 per diluted share for the third quarter of 2022.

Highlights of the fourth quarter of 2022 included:
•Net interest revenue totaled $352.6 million for the fourth quarter of 2022, an increase of $36.3 million compared to the prior quarter. Net interest margin was 3.54% compared to 3.24%. In response to rising inflation, the Federal Reserve increased the federal funds rate another 125 basis points in the fourth quarter. The resulting impact on market interest rates increased our net interest margin.
•Fees and commissions revenue was relatively consistent with the prior quarter at $193.6 million. Increased brokerage and trading revenue, transaction card revenue, and other revenue was offset by lower revenue from mortgage banking and deposit service charges.
•Operating expense increased $23.7 million to $318.5 million. Personnel expense increased $16.1 million, largely driven by higher incentive compensation expense. Non-personnel expense increased $7.6 million, primarily related to project-related professional fees and data processing and communications costs.
•We recorded a $15.0 million provision for expected credit losses in the fourth quarter of 2022, primarily due to strong growth in loans and loan commitments. The level of uncertainty in the economic outlook remained high and key economic factors in the base case were slightly less favorable to economic growth. We also recorded a $15.0 million provision for expected credit losses in the third quarter of 2022, primarily as a result of growth in loans and loan commitments during the quarter.

Critical Accounting Policies & Estimates

The Consolidated Financial Statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The Company's accounting policies are more fully described in Note 1 of the Consolidated Financial Statements. Management makes significant assumptions and estimates in the preparation of the Consolidated Financial Statements and accompanying notes in conformity with GAAP that may be highly subjective, complex and subject to variability. Actual results could differ significantly from these assumptions and estimates. The following discussion addresses the most critical areas where these assumptions and estimates could affect the financial condition, results of operations and cash flows of the Company. These critical accounting policies and estimates have been discussed with the appropriate committees of the Board of Directors.

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

On January 1, 2020, BOK Financial’s accounting policies changed significantly with the adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Assets Measured at Amortized Cost ("ASU 2016-13" or "CECL"). Prior years were not restated. Prior to January 1, 2020, general allowances and nonspecific allowances were based on incurred credit losses. See Note 4 to the Consolidated Financial Statements for the description of the expected credit losses calculation of the allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments.

For the majority of risk-graded loans, the accruing loan's expected credit loss estimate is sensitive to management judgment, particularly probability of default and loss given default assumptions, changes in specific macroeconomic factor forecasts and the probability weight assigned to each economic scenario, and appropriate adjustments.

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

Although the resulting expected credit loss estimate represents management's best estimates at the time, actual credit losses will differ from management's estimate. Portfolio composition will change over time, actual economic conditions will differ from probability-weighted assumptions, borrower-specific circumstances will change, as well as other factors. Differences between actual losses and management's estimates may materially affect the Company's results of operations.

We describe critical elements affecting our estimate of expected credit loss in the "Summary of Credit Loss Experience" section of Management's Discussion and Analysis. While it is challenging to evaluate the allowance impact for a change in a particular input, results of such an analysis demonstrate how the quantitative element of the allowance behaves under different conditions. The sensitivity to management's economic scenario weighting may be quantified by comparing the results of weighting each economic scenario at 100%. For example, compared to a 100% Base Case scenario, a 100% Downside case would result in an additional $117 million in quantitative reserve, while a 100% Upside Case would result in $18 million less in quantitative reserve at December 31, 2022. Such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related allowance for a number of reasons including (1) management's weighting of multiple forecasted economic scenarios in estimating expected credit losses; (2) management's predictions of future economic trends and relationships among the scenarios may differ from actual events; and (3) management's application of subjective measures to modeled results when appropriate.

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

Mortgage Servicing Rights

We have a significant investment in mortgage servicing rights ("MSRs"). Our MSRs are primarily retained from sales in the secondary market of residential mortgage loans we have originated or purchased from correspondent lenders. MSRs may be purchased from other lenders. Both originated and purchased MSRs are initially recognized at fair value. We carry all MSRs at fair value. Changes in fair value are recognized in earnings as they occur.

MSRs are not traded in active markets. The fair value of MSRs is determined by discounting the projected cash flows. Certain significant assumptions and estimates used in valuing MSRs are based on current market sources including projected prepayment speeds, assumed servicing costs, earnings on escrow deposits, ancillary income and discount rates. Assumptions used to value our MSRs are considered significant unobservable inputs and represent our best estimate of assumptions that market participants would use to value this asset. A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults and other relevant factors. The prepayment model is updated periodically for changes in market conditions and adjusted to better correlate with actual performance of our servicing portfolio. The discount rate is based on benchmark rates for mortgage loans plus a market spread expected by investors in servicing rights. Significant assumptions used to determine the fair value of our MSRs are presented in Note 7 to the Consolidated Financial Statements. At least quarterly, we request estimates of fair value from outside sources to corroborate the results of the valuation model.

The assumptions used in this model are primarily based on mortgage interest rates. Evaluation of the effect of a change in one assumption without considering the effect of that change on other assumptions is not meaningful. Considering all related assumptions, we expect a 50 basis point increase in primary mortgage interest rates to increase the fair value of our servicing rights by $6.1 million. We expect an $8.2 million decrease in the fair value of our MSRs from a 50 basis point decrease in primary mortgage interest rates.

Results of Operations
Net Interest Revenue and Net Interest Margin

2022 Net Interest Revenue

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

Tax-equivalent net interest revenue totaled $1.2 billion for 2022, an increase of $92.9 million over the prior year. This includes $7.3 million of PPP loan fees for 2022 and $42.7 million for 2021. Net interest revenue increased $100.8 million due to changes in interest rates and decreased $7.9 million from a decrease in earning assets, partially offset by a decrease in interest-bearing liabilities. Table 3 shows the effects on net interest revenue due to changes in average balances and interest rates for the various types of earning assets and interest-bearing liabilities. In addition, see the Annual Financial Summary of consolidated daily average balances, yields and rates as shown in Table 2.

Net interest margin was 2.98% for 2022 and 2.60% for 2021. The tax-equivalent yield on earning assets was 3.42% for 2022 compared to 2.74% in 2021. During 2022, the Federal Reserve increased the federal funds rate 425 basis points in response to rising inflation. The resulting impact on market interest rates has increased net interest margin as our earning assets, led by our significant percentage of variable-rate commercial loans, reprice at a higher rate and faster pace than our interest-bearing liabilities. Loan yields increased 100 basis points to 4.62%. The available for sale securities portfolio yield increased 27 basis points to 2.07%. The yield on trading securities grew 26 basis points to 2.24% and the yield on interest-bearing cash and cash equivalents increased 131 basis points to 1.44%.

Funding costs increased 49 basis points compared to 2021. The cost of interest-bearing deposits increased 39 basis points. The cost of other short-term borrowings increased 144 basis points. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 26 basis points for 2022, up from 7 basis points for 2021.

Average earning assets for 2022 decreased $3.7 billion or 9% compared 2021. Average trading securities balances decreased $3.1 billion in response to lower origination volumes in the residential mortgage industry driven by increases in mortgage interest rates. The average balance of available for sale securities, which consists largely of residential and commercial mortgage-backed securities guaranteed by U.S. government agencies, decreased $1.7 billion, while investment securities increased $1.3 billion. In the second quarter 2022, we transferred $2.4 billion of U.S. government agency mortgage-backed securities from available for sale to the investment securities portfolio to limit the effect of future rate increases on the tangible common equity ratio. Average loans, net of allowance for loan losses, decreased $136 million.

Total average deposits decreased $70 million compared to the prior year. Average interest-bearing transaction account balances decreased $1.1 billion while average demand deposit balances increased $1.4 billion. Average time deposits also decreased $430 million. Average short-term borrowings decreased $1.9 billion.

Our overall objective is to manage the Company's balance sheet in such a way as to limit exposure to changes in interest rates. These strategies are further described in the Market Risk section of this report. Approximately 79% of our commercial and commercial real estate loan portfolios are either variable rate loans or fixed rate loans that will reprice within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing or that reprice more slowly than the loans. The result is a balance sheet that would be asset-sensitive which means that assets generally reprice more quickly than liabilities. One of the strategies that we use to manage toward a relative rate-neutral position is to purchase fixed rate residential mortgage-backed securities issued primarily by U.S. government agencies and fund them with market rate sensitive liabilities. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also may use derivative instruments to manage our interest rate risk.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 3 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

Table 2 - Annual Financial Summary
Consolidated Daily Average Balances, Average Yields and Rates

(Dollars in thousands, except per share data)	Year Ended
	December 31, 2022
	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$801,180	$11,552	1.44%
Trading securities	4,723,130	115,295	2.24%
Investment securities	1,493,322	24,490	1.64%
Available for sale securities	11,643,103	249,361	2.07%
Fair value option securities	64,776	2,145	3.40%
Restricted equity securities	180,760	8,282	4.58%
Residential mortgage loans held for sale	139,553	6,027	4.31%
Loans	21,279,187	983,413	4.62%
Allowance for loan losses	(245,915)
Loans, net of allowance	21,033,272	983,413	4.68%
Total earning assets	40,079,096	1,400,565	3.42%
Receivable on unsettled securities sales	310,974
Cash and other assets	6,634,566
Total assets	$47,024,636

Liabilities and equity
Interest-bearing deposits:
Transaction	$20,550,624	$108,956	0.53%
Savings	969,279	489	0.05%
Time	1,446,613	12,304	0.85%
Total interest-bearing deposits	22,966,516	121,749	0.53%
Funds purchased and repurchase agreements	1,265,045	13,158	1.04%
Other borrowings	1,628,972	39,325	2.41%
Subordinated debentures	131,206	6,490	4.95%
Total interest-bearing liabilities	25,991,739	180,722	0.70%
Non-interest bearing demand deposits	14,884,765
Due on unsettled securities purchases	451,530
Other liabilities	879,691
Total equity	4,816,911
Total liabilities and equity	$47,024,636

Tax-equivalent net interest revenue		$1,219,843	2.72%
Tax-equivalent net interest revenue to earning assets			2.98%
Less tax-equivalent adjustment		8,463
Net interest revenue		1,211,380
Provision for credit losses		30,000
Other operating revenue		643,257
Other operating expense		1,164,480
Net income before taxes		660,157
Federal and state income taxes		139,864
Net income		520,293
Net income attributable to non-controlling interests		20
Net income attributable to BOK Financial Corporation shareholders		$520,273
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$7.68
Diluted		$7.68
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

Table 2 - Annual Financial Summary (continued)
Consolidated Daily Average Balances, Average Yields and Rates

(Dollars in thousands, Except Per Share Data)	Year Ended
	December 31, 2021			December 31, 2020
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$816,425	$1,060	0.13%	$634,401	$2,830	0.45%
Trading securities	7,823,705	156,214	1.98%	3,078,075	67,942	2.75%
Investment securities	222,426	11,065	4.97%	265,455	12,760	4.81%
Available for sale securities	13,342,526	230,698	1.80%	12,420,678	261,404	2.21%
Fair value option securities	67,881	1,542	2.38%	769,760	18,475	2.39%
Restricted equity securities	195,488	5,703	2.92%	281,594	10,963	3.89%
Residential mortgage loans held for sale	188,888	5,465	2.93%	215,296	6,397	3.05%
Loans	21,495,156	777,124	3.62%	23,402,195	898,445	3.84%
Allowance for loan losses	(326,121)			(368,820)
Loans, net of allowance	21,169,035	777,124	3.67%	23,033,375	898,445	3.90%
Total earning assets	43,826,374	1,188,871	2.74%	40,698,634	1,279,216	3.24%
Receivable on unsettled securities sales	667,149			3,329,727
Cash and other assets	5,658,180			4,676,029
Total assets	$50,151,703			$48,704,390

Liabilities and equity
Interest-bearing deposits:
Transaction	$21,673,472	$21,961	0.10%	$18,676,146	$60,424	0.32%
Savings	865,245	374	0.04%	666,549	385	0.06%
Time	1,876,901	11,149	0.59%	2,220,749	29,187	1.31%
Total interest-bearing deposits	24,415,618	33,484	0.14%	21,563,444	89,996	0.42%
Funds purchased and repurchase agreements	2,238,702	8,084	0.36%	3,635,541	15,605	0.43%
Other borrowings	2,599,861	9,793	0.38%	4,659,453	41,011	0.88%
Subordinated debentures	224,058	10,535	4.70%	275,965	13,944	5.05%
Total interest-bearing liabilities	29,478,239	61,896	0.21%	30,134,403	160,556	0.53%
Non-interest bearing demand deposits	13,505,359			11,201,554
Due on unsettled securities purchases	800,667			1,081,674
Other liabilities	1,013,050			1,193,445
Total equity	5,354,388			5,093,314
Total liabilities and equity	$50,151,703			$48,704,390

Tax-equivalent net interest revenue		$1,126,975	2.53%		$1,118,660	2.71%
Tax-equivalent net interest revenue to earning assets			2.60%			2.83%
Less tax-equivalent adjustment		8,942			10,216
Net interest revenue		1,118,033			1,108,444
Provision for credit losses		(100,000)			222,592
Other operating revenue		755,775			842,320
Other operating expense		1,177,708			1,164,308
Net income before taxes		796,100			563,864
Federal and state income taxes		179,775			128,793
Net income		616,325			435,071
Net income (loss) attributable to non-controlling interests		(1,796)			41
Net income attributable to BOK Financial Corporation shareholders		$618,121			$435,030
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$8.95			$6.19
Diluted		$8.95			$6.19

Table 3 – Annual Volume/Rate Analysis
(In thousands)

	Year Ended			Year Ended
	December 31, 2022 / 2021			December 31, 2021 / 2020
		Change Due To1			Change Due To1
	Change	Volume	Yield / Rate	Change	Volume	Yield / Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$10,492	$(111)	$10,603	$(1,770)	$540	$(2,310)
Trading securities	(40,919)	(58,095)	17,176	88,272	128,039	(39,767)
Investment securities	13,425	43,575	(30,150)	(1,695)	(2,018)	323
Available for sale securities	18,663	(14,377)	33,040	(30,706)	20,115	(50,821)
Fair value option securities	603	(50)	653	(16,933)	(16,899)	(34)
Restricted equity securities	2,579	(476)	3,055	(5,260)	(3,286)	(1,974)
Residential mortgage loans held for sale	562	(1,696)	2,258	(932)	(694)	(238)
Loans	206,289	(8,240)	214,529	(121,321)	(71,533)	(49,788)
Total tax-equivalent interest revenue	211,694	(39,470)	251,164	(90,345)	54,264	(144,609)
Interest expense:
Transaction deposits	86,995	(3,662)	90,657	(38,463)	6,108	(44,571)
Savings deposits	115	35	80	(11)	121	(132)
Time deposits	1,155	(3,132)	4,287	(18,038)	(3,277)	(14,761)
Funds purchased and repurchase agreements	5,074	(6,827)	11,901	(7,521)	(5,491)	(2,030)
Other borrowings	29,532	(13,467)	42,999	(31,218)	(13,023)	(18,195)
Subordinated debentures	(4,045)	(4,485)	440	(3,409)	(2,532)	(877)
Total interest expense	118,826	(31,538)	150,364	(98,660)	(18,094)	(80,566)
Tax-equivalent net interest revenue	92,868	(7,932)	100,800	8,315	72,358	(64,043)
Change in tax-equivalent adjustment	(479)			(1,274)
Net interest revenue	$93,347			$9,589
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Fourth Quarter 2022 Net Interest Revenue

Tax-equivalent net interest revenue totaled $354.9 million for the fourth quarter of 2022, an increase of $36.4 million compared to the third quarter of 2022. The rapid increase in interest rates combined with our strong loan growth and our asset-sensitive position drove a linked quarter increase in net interest revenue and a 30 basis point increase in net interest margin.

Net interest margin was 3.54% for the fourth quarter of 2022 compared to 3.24% for the third quarter of 2022. The Federal Reserve increased the federal funds rate 125 basis points in the fourth quarter in response to rising inflation. The resulting impact on market interest rates increased the net interest margin. The tax-equivalent yield on earning assets was 4.53% for the fourth quarter of 2022, an increase of 82 basis points compared to the third quarter of 2022. Loan yields increased 110 basis points to 5.99%. The yield on trading securities was up 98 basis points to 3.70% while the yield on available for sale securities increased 33 basis points to 2.54%. The yield on interest-bearing cash and cash equivalents increased 219 basis points to 4.06%.

Funding costs increased 81 basis points compared to the third quarter of 2022. The cost of other short-term borrowings increased 171 basis points while the cost of interest-bearing deposits increased 59 basis points. The cost of other borrowings was up 175 basis points to 4.08%. The cost of funds purchased and repurchase agreements increased 133 basis points to 2.05%. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 58 basis points in the fourth quarter of 2022 and 29 basis points in the third quarter of 2022.

Average earning assets for the fourth quarter of 2022 increased $757 million over the third quarter of 2022. Average loans, net of allowance for loan losses, increased $375 million, largely due to growth in commercial and commercial real estate loans. Available for sale securities increased $648 million as we repositioned our balance sheet to a more rate-risk neutral position. Average interest bearing cash and cash equivalents decreased $180 million while average trading securities balances decreased $91 million.

Average deposits decreased $1.6 billion compared to the third quarter of 2022 as customers redeploy resources following the savings trend during the height of the COVID-19 pandemic. Average demand deposit balances decreased $929 million. Average interest-bearing transaction accounts decreased $658 million. Other borrowings increased $994 million while funds purchased and repurchase agreements increased $246 million.

Table 4 - Quarterly Financial Summary
Consolidated Daily Average Balances, Average Yields and Rates

(In thousands, except per share data)	Three Months Ended
	December 31, 2022			September 30, 2022
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$568,307	$5,822	4.06%	$748,263	$3,520	1.87%
Trading securities	3,086,985	28,473	3.70%	3,178,068	22,772	2.72%
Investment securities	2,535,305	9,223	1.46%	2,593,989	9,207	1.42%
Available for sale securities	10,953,851	73,317	2.54%	10,306,257	59,144	2.21%
Fair value option securities	92,012	931	4.40%	36,846	286	2.98%
Restricted equity securities	216,673	3,088	5.70%	173,656	2,703	6.23%
Residential mortgage loans held for sale	98,613	1,390	5.56%	132,685	1,684	5.05%
Loans	21,976,004	331,649	5.99%	21,599,232	265,997	4.89%
Allowance for loan losses	(242,450)			(241,136)
Loans, net of allowance	21,733,554	331,649	6.06%	21,358,096	265,997	4.94%
Total earning assets	39,285,300	453,893	4.53%	38,527,860	365,313	3.71%
Receivable on unsettled securities sales	194,996			219,113
Cash and other assets	5,729,322			6,372,229
Total assets	$45,209,618			$45,119,202
Liabilities and equity
Interest-bearing deposits:
Transaction	$18,898,315	$60,893	1.28%	$19,556,806	$31,266	0.63%
Savings	969,275	205	0.08%	978,596	135	0.05%
Time	1,417,606	4,476	1.25%	1,409,069	3,314	0.93%
Total interest-bearing deposits	21,285,196	65,574	1.22%	21,944,471	34,715	0.63%
Funds purchased and repurchase agreements	1,046,447	5,407	2.05%	800,759	1,445	0.72%
Other borrowings	2,523,195	25,961	4.08%	1,528,887	8,988	2.33%
Subordinated debentures	131,180	2,038	6.16%	131,199	1,677	5.07%
Total interest-bearing liabilities	24,986,018	98,980	1.57%	24,405,316	46,825	0.76%
Non-interest bearing demand deposits	14,176,189			15,105,305
Due on unsettled securities purchases	575,957			331,428
Other liabilities	853,134			501,731
Total equity	4,618,320			4,775,422
Total liabilities and equity	$45,209,618			$45,119,202
Tax-equivalent net interest revenue		$354,913	2.96%		$318,488	2.95%
Tax-equivalent net interest revenue to earning assets			3.54%			3.24%
Less tax-equivalent adjustment		2,287			2,163
Net interest revenue		352,626			316,325
Provision for credit losses		15,000			15,000
Other operating revenue		197,086			189,698
Other operating expense		318,456			294,751
Net income before taxes		216,256			196,272
Federal and state income taxes		47,864			39,681
Net income		168,392			156,591
Net income (loss) attributable to non-controlling interests		(37)			81
Net income attributable to BOK Financial Corp. shareholders		$168,429			$156,510
Earnings Per Average Common Share Equivalent:
Basic		$2.51			$2.32
Diluted		$2.51			$2.32
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

Table 4 - Quarterly Financial Summary (continued)
Consolidated Daily Average Balances, Average Yields and Rates

Three Months Ended
June 30, 2022			March 31, 2022			December 31, 2021
Average Balance	Revenue /Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate

$843,619	$1,737	0.83%	$1,050,409	$473	0.18%	$1,208,552	$483	0.16%
4,166,954	23,009	2.00%	8,537,390	41,041	1.71%	9,260,778	44,537	1.89%
610,983	3,585	2.35%	195,198	2,475	5.07%	213,188	2,661	4.99%
12,258,072	58,882	1.84%	13,092,422	58,018	1.77%	13,247,607	55,638	1.72%
54,832	437	2.92%	75,539	491	2.81%	46,458	302	2.71%
167,732	1,384	3.30%	164,484	1,107	2.69%	137,874	1,028	2.98%
148,183	1,559	4.22%	179,697	1,394	3.11%	163,433	1,242	3.06%
21,057,714	205,694	3.92%	20,463,662	180,073	3.57%	20,242,653	188,547	3.70%
(246,064)			(254,191)			(271,794)
20,811,650	205,694	3.96%	20,209,471	180,073	3.61%	19,970,859	188,547	3.75%
39,062,025	296,287	2.96%	43,504,610	285,072	2.58%	44,248,749	294,438	2.66%
457,165			375,616			585,901
7,769,208			6,680,848			5,769,406
$47,288,398			$50,561,074			$50,604,056

$21,037,294	$11,454	0.22%	$22,763,479	$5,343	0.10%	$22,326,401	$5,097	0.09%
981,493	76	0.03%	947,407	73	0.03%	909,131	96	0.04%
1,373,036	2,332	0.68%	1,589,039	2,182	0.56%	1,747,715	2,351	0.53%
23,391,823	13,862	0.24%	25,299,925	7,598	0.12%	24,983,247	7,544	0.12%
1,224,134	1,608	0.53%	2,004,466	4,698	0.95%	2,893,128	5,292	0.73%
1,301,358	3,286	1.01%	1,148,440	1,090	0.38%	880,837	1,091	0.49%
131,219	1,473	4.50%	131,228	1,302	4.02%	131,224	1,330	4.02%
26,048,534	20,229	0.31%	28,584,059	14,688	0.21%	28,888,436	15,257	0.21%
15,202,597			15,062,282			14,818,841
380,332			519,097			629,642
924,605			1,247,785			898,848
4,732,330			5,147,851			5,368,289
$47,288,398			$50,561,074			$50,604,056
	$276,058	2.65%		$270,384	2.37%		$279,181	2.45%
		2.76%			2.44%			2.52%
	2,040			1,973			2,104
	274,018			268,411			277,077
	—			—			(17,000)
	168,617			87,856			157,443
	273,655			277,618			299,495
	168,980			78,649			152,025
	36,122			16,197			34,836
	132,858			62,452			117,189
	12			(36)			(129)
	$132,846			$62,488			$117,318

	$1.96			$0.91			$1.71
	$1.96			$0.91			$1.71

Table 5 – Quarterly Volume/Rate Analysis
(In thousands)

	Three Months Ended
	Dec. 31, 2022 / Sep. 30, 2022
		Change Due To1
	Change	Volume	Yield / Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$2,302	$(1,338)	$3,640
Trading securities	5,701	(2,207)	7,908
Investment securities	16	(230)	246
Available for sale securities	14,173	5,012	9,161
Fair value option securities	645	427	218
Restricted equity securities	385	619	(234)
Residential mortgage loans held for sale	(294)	(445)	151
Loans	65,652	5,205	60,447
Total tax-equivalent interest revenue	88,580	7,043	81,537
Interest expense:
Transaction deposits	29,627	(1,730)	31,357
Savings deposits	70	(3)	73
Time deposits	1,162	23	1,139
Funds purchased and repurchase agreements	3,962	862	3,100
Other borrowings	16,973	8,034	8,939
Subordinated debentures	361	—	361
Total interest expense	52,155	7,186	44,969
Tax-equivalent net interest revenue	36,425	(143)	36,568
Change in tax-equivalent adjustment	124
Net interest revenue	$36,301
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

2022 Other Operating Revenue

Other operating revenue was $643.3 million for 2022, a decrease of $112.5 million or 15% compared to 2021. A decline in mortgage banking revenue and other gains, net was partially offset by increased brokerage and trading revenue and fiduciary and asset management revenue.

Table 6 – Other Operating Revenue
(Dollars in thousands)

	Year Ended December 31,		2022 vs. 2021	2022 vs. 2021	Year Ended December 31,	2021 vs. 2020	2021 vs. 2020
	2022	2021	Increase (Decrease)	% Increase (Decrease)	2020	Increase (Decrease)	% Increase (Decrease)
Brokerage and trading revenue	$140,978	$112,989	$27,989	25%	$221,833	$(108,844)	(49)%
Transaction card revenue	104,266	96,983	7,283	8%	90,182	6,801	8%
Fiduciary and asset management revenue	196,326	178,274	18,052	10%	167,445	10,829	6%
Deposit service charges and fees	110,636	104,217	6,419	6%	96,805	7,412	8%
Mortgage banking revenue	49,365	105,896	(56,531)	(53)%	182,360	(76,464)	(42)%
Other revenue	55,642	69,950	(14,308)	(20)%	51,695	18,255	35%
Total fees and commissions revenue	657,213	668,309	(11,096)	(2)%	810,320	(142,011)	(18)%
Other gains, net	123	63,742	(63,619)	N/A	6,046	57,696	N/A
Gain (loss) on derivatives, net	(73,011)	(19,378)	(53,633)	N/A	42,320	(61,698)	N/A
Gain (loss) on fair value option securities, net	(20,358)	(2,239)	(18,119)	N/A	53,248	(55,487)	N/A
Change in fair value of mortgage servicing rights	80,261	41,637	38,624	N/A	(79,524)	121,161	N/A
Gain (loss) on available for sale securities, net	(971)	3,704	(4,675)	N/A	9,910	(6,206)	N/A
Total other operating revenue	$643,257	$755,775	(112,518)	(15)%	$842,320	$(86,545)	(10)%
Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 35% of combined net interest revenue before provision for credit losses and fees and commission revenue. We believe that a variety of fee revenue sources provides an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. Many of these economic factors, such as rising interest rates, that we expect will result in growth in net interest revenue or fiduciary and asset management revenue may also decrease mortgage banking production volumes and related trading. The velocity of changes in market conditions and interest rates may result in timing differences between when offsetting impacts and benefits are realized. As interest rates are expected to move higher, we expect to experience increased benefits to our net interest margin, which provides an offset to reduced mortgage-related fee income. Generally, for operating revenues not as directly related to movement in interest rates, we expect growth to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, including the recent impact of the COVID-19 pandemic, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and trading revenue, which includes revenues from trading, customer hedging, retail brokerage and investment banking, increased $28.0 million or 25% over the prior year.

Trading revenue includes net realized and unrealized gains and losses primarily related to sales of residential mortgage-backed securities guaranteed by U.S. government agencies and related derivative instruments that enable our mortgage banking customers to manage their production risk. Trading revenue also includes net realized and unrealized gains and losses on municipal securities and other financial instruments that we sell to institutional customers, along with changes in the fair value of financial instruments we hold as economic hedges against market risk of our trading securities. Trading revenue was $20.3 million for 2022, a decrease of $7.3 million compared to 2021. Trading revenue was negatively affected by the disruption of the fixed income markets early in 2022. This was largely offset by favorable market conditions and increased market volatility, which led to higher margins and increased trading activity in the second half of the year. See additional discussion in "Lines of Business" section of Management's Discussion and Analysis.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 6 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Derivative contracts executed with customers are offset with contracts between selected counterparties and exchanges to minimize market risk from changes in commodity prices, interest rates or foreign exchange rates. Customer hedging revenue, which is largely volume driven, totaled $45.7 million for 2022, an increase of $25.3 million or 124% compared to 2021 and was primarily attributed to our energy and interest rate derivative customers. Customer hedging revenue includes credit valuation adjustments of the fair value of derivatives to reflect the risk of counterparty default.

Investment banking, which includes fees earned upon completion of underwriting, financial advisory services and loan syndication fees, totaled $45.6 million for 2022, an increase of $11.2 million or 33% compared to 2021, largely related to the timing and volume of commercial loan syndication fees and municipal bond transactions.

Revenue earned from retail brokerage transactions totaled $16.4 million for 2022, a decrease of $2.4 million or 13% compared to 2021. Retail brokerage revenue is primarily based on fees and commissions earned on sales of fixed income securities, annuities, mutual funds and other financial instruments to retail customers. Revenue is primarily based on the volume of customer transactions and applicable commission rate for each type of product.

Insurance brokerage fees were $12.9 million for 2022, an increase of $1.1 million or 9% over the prior year.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of TransFund automated teller machine ("ATM") locations and the number of merchants served. Transaction card revenue totaled $104.3 million for 2022, a $7.3 million or 8% increase over 2021. Revenues from the processing of transactions on behalf of the members of our TransFund electronic funds transfer ("EFT") network totaled $84.6 million, up $4.5 million or 6% over 2021. The number of TransFund ATM locations totaled 2,774 at December 31, 2022 compared to 2,593 at December 31, 2021. Corporate card revenue totaled $7.2 million, up $2.3 million or 45% over 2021 due to increased transactions from the broader reopening of the economy. Merchant services fees paid by customers for account management and electronic processing of card transactions totaled $12.4 million, relatively consistent with the prior year.

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

Fiduciary and asset management revenue increased $18.1 million or 10% compared to 2021. Higher mutual fund fees and a reduction in fee waivers was partially offset by lower trust fees. During the height of the COVID-19 pandemic, we voluntarily waived certain administration fees on the Cavanal Hill money market funds in order to maintain positive yields on these funds in the low short-term interest rate environment. This practice subsided in 2022. We had approximately $3.1 million in fee waivers during 2022 compared to approximately $11.7 million in fee waivers during 2021.

A distribution of assets under management or administration and related fiduciary and asset management revenue follows:

Table 7 – Assets Under Management or Administration
(Dollars in thousands)

	Year Ended December 31,
	2022			2021			2020
	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]
Managed fiduciary assets:
Personal	$10,317,729	$107,325	1.04%	$12,739,289	$110,052	0.86%	$11,172,457	$96,094	0.86%
Institutional	17,229,041	33,482	0.19%	17,477,280	29,286	0.17%	15,364,387	26,555	0.17%
Total managed fiduciary assets	27,546,770	140,807	0.51%	30,216,569	139,338	0.46%	26,536,844	122,649	0.46%

Non-managed assets:
Fiduciary	28,513,725	43,220	0.15%	34,320,264	28,645	0.08%	28,949,648	38,899	0.13%
Non-fiduciary	19,467,202	12,299	0.06%	20,253,072	10,291	0.05%	18,599,156	5,897	0.03%
Safekeeping and brokerage assets under administration	24,207,343	—	—%	20,127,816	—	—%	17,506,599	—	—%
Total non-managed assets	72,188,270	55,519	0.08%	74,701,152	38,936	0.05%	65,055,403	44,796	0.07%

Total assets under management or administration	$99,735,040	$196,326	0.20%	$104,917,721	$178,274	0.17%	$91,592,247	$167,445	0.18%
1 Assets under management or administration balance excludes certain assets under custody held by a sub-custodian where minimal revenue is recognized. $17 billion, $22 billion and $21 billion of such assets are excluded from the 2022, 2021 and 2020 assets under management or administration balances, respectively.
2    Fiduciary and asset management revenue includes asset-based and other fees associated with the assets.
3    Revenue divided by period-end balance.

A summary of changes in assets under management or administration for the year ended December 31, 2022, 2021, and 2020 follows:

Table 8 – Changes in Assets Under Management or Administration
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$104,917,721	$91,592,247	$82,740,961
Net inflows (outflows)	572,812	4,786,237	1,859,868
Net change in fair value	(5,755,493)	8,539,237	6,991,418
Ending balance	$99,735,040	$104,917,721	$91,592,247

Assets under management as of December 31, 2022 consist of 45% fixed income, 32% equities, 14% cash and 9% alternative investments. Net inflows to assets under management increased during 2022 as new financial institution client relationships were gained and existing clients added to their asset balances. The decrease in fair value of $5.8 billion mainly resulted from declines in both the fixed income and equity markets in 2022.

Deposit service charges and fees totaled $110.6 million for 2022, a $6.4 million or 6% increase over 2021, largely affected by transaction volumes as customer activity resumed following the height of the COVID-19 pandemic. Service charges earned primarily on commercial deposit accounts totaled $56.6 million, a $2.3 million or 4% increase over the previous year. Overdraft fees and non-sufficient fund fees earned primarily on consumer deposit accounts totaled $25.4 million for 2022, an increase of $3.8 million or 18% over 2021. Changes were implemented in the fourth quarter of 2022 to eliminate non-sufficient funds fees and reduce consumer overdraft fees, which is expected to reduce total deposit service charges by approximately $10 million in 2023. Check card revenue totaled $23.3 million, relatively unchanged from 2021.

Mortgage banking revenue totaled $49.4 million for 2022, a $56.5 million or 53% decrease compared to 2021. Rising mortgage interest rates, low inventory, and home price affordability have placed pressure on mortgage loan originations and margins in 2022. Mortgage production revenue decreased $62.6 million. Production volume was down $1.6 billion and production revenue as a percentage of production volume also decreased 250 basis points to (0.17)%. Mortgage refinancing activity was 24% of total production in 2022 compared to 54% in 2021. Mortgage servicing revenue was $51.2 million, a $6.0 million increase compared to the prior year. The average outstanding principal balance of mortgage loans serviced for others totaled $17.9 billion at December 31, 2022, a $2.5 billion increase compared to December 31, 2021. During 2022, we acquired $3.8 billion in unpaid principal balance of mortgage servicing rights. This, combined with a purchase in the fourth quarter of 2021 with an unpaid principal balance of $2.0 billion, led to the higher mortgage servicing revenue in 2022.

Table 9 – Mortgage Banking Revenue
(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Mortgage production revenue	$(1,838)	$60,712	$125,848

Mortgage loans funded for sale	$1,180,403	$2,818,789	$3,764,112
Add: Current year end outstanding commitments	45,492	171,412	380,637
Less: Prior year end outstanding commitments	171,412	380,637	158,460
Total mortgage production volume	1,054,483	2,609,564	3,986,289

Production revenue as a percentage of production volume	(0.17)%	2.33%	3.16%
Realized margin on funded mortgage loans	0.63%	2.71%	2.87%
Mortgage loan refinances to mortgage loans funded for sale	24%	54%	58%
Primary mortgage interest rates:
Average	5.34%	2.96%	3.10%
Period end	6.41%	3.11%	2.67%

Mortgage servicing revenue	$51,203	$45,184	$56,512
Average outstanding principal balance of mortgage loans serviced for others	17,871,306	15,404,548	18,422,210
Average mortgage servicing fee rates	0.29%	0.29%	0.31%

Primary rates disclosed in Table 9 above represent rates generally available to borrowers on 30 year conforming mortgage loans.

Other revenue totaled $55.6 million for 2022, a decrease of $14.3 million or 20% compared to 2021, primarily due to lower production revenue from repossessed oil and gas properties sold in 2021; however, this impact was also partially offset by lower operating expenses related to these properties.

Other gains, net and net gains on securities and derivatives

Other gains, net decreased $63.6 million compared to 2021. In 2021, the sale of an alternative investment and sale of an equity interest received as part of the workout of a defaulted energy loan resulted in a $45.2 million gain. In addition, we experienced a $15.7 million decrease in the value of deferred compensation investments, which are held to offset the cost of various employee benefit programs in 2022.
As discussed in the Market Risk section following, the fair value of our MSRs changes in response to changes in primary mortgage loan rates and other assumptions. We attempt to mitigate the earnings volatility caused by changes in the fair value of MSRs by designating certain financial instruments, generally U.S. government agency residential mortgage-backed securities for which we have elected the fair value option, as an economic hedge. Changes in the fair value of these instruments are generally expected to partially offset changes in the fair value of MSRs.

Table 10 – Gain (Loss) on Mortgage Servicing Rights, Net of Economic Hedge
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Gain (loss) on mortgage hedge derivative contracts, net	$(72,987)	$(19,632)	$42,096
Gain (loss) on fair value option securities, net	(20,358)	(2,239)	53,248
Gain (loss) on economic hedge of mortgage servicing rights	(93,345)	(21,871)	95,344
Gain (loss) on change in fair value of mortgage servicing rights	80,261	41,637	(79,524)
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges included in other operating revenue	(13,084)	19,766	15,820
Net interest revenue on fair value option securities[1]	569	1,279	9,085
Total economic benefit (cost) of changes in the fair value of mortgage servicing rights, net of economic hedges	$(12,515)	$21,045	$24,905
1    Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Fourth Quarter 2022 Other Operating Revenue

Table 11 – Fourth Quarter 2022 Other Operating Revenue
(Dollars in thousands)

	Three Months Ended
	Dec. 31, 2022	Sep. 30, 2022	Increase (Decrease)	% Increase (Decrease)
Brokerage and trading revenue	$63,008	$61,006	$2,002	3%
Transaction card revenue	27,136	25,974	1,162	4%
Fiduciary and asset management revenue	49,899	50,190	(291)	(1)%
Deposit service charges and fees	26,429	28,703	(2,274)	(8)%
Mortgage banking revenue	10,065	11,282	(1,217)	(11)%
Other revenue	17,034	15,479	1,555	10%
Total fees and commissions revenue	193,571	192,634	937	—%
Other gains, net	8,427	979	7,448	N/A
Gain (loss) on derivatives, net	4,548	(17,009)	21,557	N/A
Loss on fair value option securities, net	(2,568)	(4,368)	1,800	N/A
Change in fair value of mortgage servicing rights	(2,904)	16,570	(19,474)	N/A
Gain (loss) on available for sale securities, net	(3,988)	892	(4,880)	N/A
Total other operating revenue	197,086	189,698	7,388	4%

Other operating revenue was $197.1 million for the fourth quarter of 2022, a $7.4 million or 4% increase compared to the third quarter of 2022.

Brokerage and trading revenue increased $2.0 million to $63.0 million. Trading revenue grew $9.5 million, largely due to an increase in volume and higher margins on U.S. agency residential mortgage-backed securities trading activity driven by favorable market conditions and increased market volatility. A decline from heightened energy derivative activity in the third quarter led to a $4.7 million decrease in customer hedging revenue. Investment banking revenue decreased $2.4 million, following record levels in the third quarter driven primarily by municipal bond transaction growth. Other revenue increased $1.6 million, largely due to higher revenue on repossessed assets while transaction card revenue grew $1.2 million along with a rise in seasonal transaction volumes.

Deposit service charges decreased $2.3 million. In the fourth quarter, we implemented changes to eliminate non-sufficient funds fees and reduce consumer overdraft fees.

Mortgage banking revenue was $10.1 million for the fourth quarter of 2022, a decrease of $1.2 million compared to the third quarter of 2022, as rising mortgage interest rates and continued inventory constraints place pressure on mortgage loan originations. Mortgage loan production volumes were $111 million for the fourth quarter of 2022 compared to $230 million in the third quarter of 2022. Production revenue as a percentage of production volume, which includes unrealized gains and losses on our mortgage commitment pipeline and related hedges, decreased 254 basis points to (3.59)%.

Other gains, net, increased $7.4 million compared to the prior quarter primarily driven by the sale of a repossessed entity combined with a change in the value of deferred compensation investments which are held to offset the cost of various employee benefit programs. We also recognized a $4.0 million loss on the sale of available for sale securities in the fourth quarter as we repositioned our balance sheet for the current rate environment.
Other Operating Expense

2022 Other Operating Expense

Other operating expense for 2022 totaled $1.2 billion, a $13.2 million or 1% decrease compared to the prior year. Personnel expense decreased $24.5 million or 4%. Non-personnel expense increased $11.2 million or 2%.

Table 12 – Other Operating Expense
(Dollars in thousands)

	Year Ended December 31,		2022 vs. 2021	2022 vs. 2021	Year Ended December 31,	2021 vs. 2020	2021 vs. 2020
	2022	2021	Increase (Decrease)	% Increase (Decrease)	2020	Increase (Decrease)	% Increase (Decrease)
Regular compensation	$399,107	$384,808	$14,299	4%	$390,282	$(5,474)	(1)%
Incentive compensation:
Cash-based compensation	172,595	187,974	(15,379)	(8)%	183,868	4,106	2%
Share-based compensation	9,565	13,246	(3,681)	(28)%	18,228	(4,982)	(27)%
Deferred compensation	(6,235)	9,789	(16,024)	(164)%	8,401	1,388	17%
Total incentive compensation	175,925	211,009	(35,084)	(17)%	210,497	512	—%
Employee benefits	95,886	99,565	(3,679)	(4)%	87,695	11,870	14%
Total personnel expense	670,918	695,382	(24,464)	(4)%	688,474	6,908	1%
Business promotion	26,435	16,289	10,146	62%	14,511	1,778	12%
Charitable contributions to BOKF Foundation	2,500	9,000	(6,500)	(72)%	9,000	—	—%
Professional fees and services	56,342	50,906	5,436	11%	53,437	(2,531)	(5)%
Net occupancy and equipment	116,867	108,587	8,280	8%	112,722	(4,135)	(4)%
Insurance	17,994	15,881	2,113	13%	19,990	(4,109)	(21)%
Data processing & communications	165,907	151,614	14,293	9%	135,497	16,117	12%
Printing, postage and supplies	15,857	14,218	1,639	12%	15,061	(843)	(6)%
Amortization of intangible assets	15,692	18,311	(2,619)	(14)%	20,443	(2,132)	(10)%
Mortgage banking costs	35,834	42,698	(6,864)	(16)%	56,711	(14,013)	(25)%
Other expense	40,134	54,822	(14,688)	(27)%	38,462	16,360	43%
Total other operating expense	$1,164,480	$1,177,708	$(13,228)	(1)%	$1,164,308	$13,400	1%

Average number of employees (full-time equivalent)	4,759	4,816	(57)	(1)%	5,011	(195)	(4)%

Personnel expense

Personnel expense decreased $24.5 million in 2022. Cash-based incentive compensation plans, which are either intended to provide current rewards to employees who generate long-term business opportunities for the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions, decreased $15.4 million or 8% compared 2021, primarily related to a decline in institutional trading activity, partially offset by increased incentives from growth in loans and loan commitments in the current year. Deferred compensation expense, which is offset by deferred compensation investments in other revenue, decreased $16.0 million or 164%, directly related to market movements. Regular compensation increased $14.3 million or 4%, largely due to employee merit increases received in the first quarter. Changes in assumptions of certain performance-based equity awards led to a $3.7 million or 28% decrease in share-based compensation expense. Employee benefits expense decreased $3.7 million or 4% primarily due to reduced employee healthcare costs.

Non-personnel expense

Non-personnel expense increased $11.2 million or 2% over the prior year.

Data processing and communications expense increased $14.3 million or 9% and professional fees and services increased $5.4 million or 11%, both largely affected by on-going technology project costs. Higher travel costs following a lull in travel during the COVID-19 pandemic and increased advertising costs led to a $10.1 million or 62% increase in business promotion expense. Occupancy and equipment expense was also up $8.3 million or 8% driven largely by higher operating costs on leases.

Other expense decreased $14.7 million or 27%, primarily due to lower operating expenses on repossessed assets sold in 2021; however, this was offset by lower operating revenue on these properties. Mortgage banking costs decreased $6.9 million or 16%, primarily due to a decrease in prepayments. Charitable contributions to the BOKF Foundation were $2.5 million in the current year compared to $9.0 million in the prior year. During the height of the COVID-19 pandemic and the extreme needs it created in the communities we serve, we increased our charitable contributions to the BOKF Foundation during 2021.

Fourth Quarter 2022 Operating Expenses

Table 13 – Fourth Quarter 2022 Other Operating Expense
(Dollars in thousands)

	Three Months Ended
	Dec. 31, 2022	Sep. 30, 2022	Increase (Decrease)	% Increase (Decrease)
Regular compensation	$102,943	$101,368	$1,575	2%
Incentive compensation:
Cash-based compensation	54,295	44,376	9,919	22%
Share-based compensation	3,107	3,744	(637)	(17)%
Deferred compensation	3,864	(1,005)	4,869	(484)%
Total incentive compensation	61,266	47,115	14,151	30%
Employee benefits	22,210	21,865	345	2%
Total personnel expense	186,419	170,348	16,071	9%
Business promotion	7,470	6,127	1,343	22%
Charitable contributions to BOKF Foundation	2,500	—	2,500	N/A
Professional fees and services	18,365	14,089	4,276	30%
Net occupancy and equipment	29,227	29,296	(69)	—%
Insurance	4,677	4,306	371	9%
Data processing & communications	43,048	41,743	1,305	3%
Printing, postage and supplies	3,890	4,349	(459)	(11)%
Amortization of intangible assets	3,736	3,943	(207)	(5)%
Mortgage banking costs	9,016	9,504	(488)	(5)%
Other expense	10,108	11,046	(938)	(8)%
Total other operating expense	318,456	294,751	23,705	8%

Other operating expense for the fourth quarter of 2022 totaled $318.5 million, an increase of $23.7 million or 8% over the third quarter of 2022.

Personnel expense increased $16.1 million or 9% compared to the third quarter of 2022. Cash-based incentive compensation increased $9.9 million or 22% due to increased sales activity combined with a one-time incentive given to all employees in the fourth quarter. Deferred compensation expense, which is offset by deferred compensation investments in other revenue, increased $4.9 million or 484%.
Non-personnel expense increased $7.6 million or 6% compared to the third quarter of 2022. A $4.3 million or 30% increase in professional fees and services and $1.3 million or 3% increase in data processing and communications expense was largely attributed to ongoing technology projects. The fourth quarter of 2022 included a $2.5 million charitable donation to the BOKF Foundation as we continue to focus on the communities we serve.
Income Taxes

Income tax expense was $139.9 million or 21.2% of net income before taxes for 2022 and $179.8 million or 22.6% of net income before taxes for 2021.

Net deferred tax assets totaled $321.3 million at December 31, 2022 compared to net deferred tax assets of $34.5 million at December 31, 2021. We have evaluated the recoverability of our deferred tax assets based on the generation of future taxable income during the periods in which those temporary differences become deductible and determined that no valuation allowance was required in 2022 or 2021.

Income tax expense was $47.9 million or 22.1% of net income before taxes for the fourth quarter of 2022 compared to $39.7 million or 20.2% of net income before taxes for the third quarter of 2022.

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

In addition to our lines of business, we have a Funds Management unit. The primary purpose of this unit is to manage our overall liquidity needs and interest rate risk. Each line of business borrows funds from and provides funds to the Funds Management unit as needed to support their operations. Operating results for Funds Management and other include the effect of interest rate risk positions and risk management activities, securities gains and losses, the provision for credit losses in excess of net loans charged off, tax planning strategies and certain executive compensation costs that are not attributed to the lines of business. The Funds Management unit also initially recognizes accruals for loss contingencies when losses become probable. Actual losses are recognized by the lines of business if the accruals are settled.

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

The value of funds provided by the operating lines of business to the Funds Management unit is also based on rates that approximate wholesale market rates for funds with similar repricing and cash flow characteristics. Market rates are generally based on a proxy of wholesale borrowing rates or interest rate swap rates. The funds credit formula applied to deposit products with indeterminate maturities is established based on their repricing characteristics reflected in a combination of the short-term wholesale funding rate and a moving average of an intermediate term swap rate, with an appropriate spread applied to both. Shorter duration products are weighted towards the short term wholesale funding rates and longer duration products are weighted towards the intermediate swap rates. The expected duration ranges from 30 days for certain rate-sensitive deposits to five years. In order to appropriately reflect the organizational value of these deposits to the lines of business, methodology adjustments are made each January that attribute more or less deposit credit value to the business lines dependent upon historical and forward-looking interest rate expectations with the offset to Funds Management and other. After several years of decreased funding credits provided to business lines from a sustained low interest rate environment, increases in short-term and long-term rates in response to the Federal Reserve's actions to control inflation caused a commensurate increase in funding credits to business lines in 2022.

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

As shown in Table 14 following, net income attributable to our lines of business increased $103.0 million or 22% compared to the prior year. Net interest revenue grew by $211.0 million over the prior year, primarily due to increases in the short-term interest rate related to a 425 basis point increase in the federal funds rate by the Federal Reserve during 2022. Net charge-offs decreased $12.1 million compared to the prior year. Other operating revenue decreased $31.8 million. The prior year included the sale of an alternative investment that resulted in a $31.1 million pre-tax gain, net of non-controlling interest. Other operating expense was consistent with prior year. The decrease in net income attributed to Funds Management and other is largely due to the excess provision for expected credit losses over net charge-offs recorded in 2022 compared to a release of provision recorded in the prior year.

Table 14 – Net Income by Line of Business
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Commercial Banking	$460,361	$328,516	$306,005
Consumer Banking	5,889	27,643	97,974
Wealth Management	106,173	113,246	115,302
Subtotal	572,423	469,405	519,281
Funds Management and other	(52,150)	148,716	(84,251)
Total	$520,273	$618,121	$435,030

2022 Commercial Banking

Commercial Banking contributed $460.4 million to consolidated net income in 2022, an increase of $131.8 million or 40% compared to the prior year.

Table 15 – Commercial Banking
(In thousands)

	Year Ended December 31,		2022 vs. 2021	2022 vs. 2021	Year Ended December 31,	2021 vs. 2020	2021 vs. 2020
	2022	2021	Increase (Decrease)	% Increase (Decrease)	2020	Increase (Decrease)	% Increase (Decrease)
Net interest revenue from external sources	$818,213	$606,902	$211,311	35%	$714,932	$(108,030)	(15)%
Net interest expense from internal sources	(73,764)	(71,167)	(2,597)	4%	(126,444)	55,277	(44)%
Total net interest revenue	744,449	535,735	208,714	39%	588,488	(52,753)	(9)%
Net loans charged off	17,726	31,128	(13,402)	(43)%	69,475	(38,347)	(55)%
Net interest revenue after net loans charged off	726,723	504,607	222,116	44%	519,013	(14,406)	(3)%

Fees and commissions revenue	233,873	227,081	6,792	3%	187,119	39,962	19%
Other gains, net	7,721	35,321	(27,600)	(78)%	242	35,079	14495%
Other operating revenue	241,594	262,402	(20,808)	(8)%	187,361	75,041	40%

Personnel expense	174,505	168,285	6,220	4%	159,165	9,120	6%
Non-personnel expense	116,212	112,804	3,408	3%	99,738	13,066	13%
Other operating expense	290,717	281,089	9,628	3%	258,903	22,186	9%

Net direct contribution	677,600	485,920	191,680	39%	447,471	38,449	9%
Gain on financial instruments, net	1	154	(153)	N/A	193	(39)	N/A
Gain (loss) on repossessed assets, net	(1,903)	13,001	(14,904)	N/A	(2,677)	15,678	N/A
Corporate expense allocations	67,337	49,941	17,396	35%	24,862	25,079	101%
Income before taxes	608,361	449,134	159,227	35%	420,125	29,009	7%
Federal and state income taxes	148,000	120,618	27,382	23%	114,120	6,498	6%
Net income	$460,361	$328,516	$131,845	40%	$306,005	$22,511	7%

Average assets	$29,084,957	$28,536,881	$548,076	2%	$26,994,075	$1,542,806	6%
Average loans	17,553,398	16,853,006	700,392	4%	18,711,372	(1,858,366)	(10)%
Average deposits	18,323,412	17,659,695	663,717	4%	14,319,729	3,339,966	23%
Average invested capital	2,057,560	2,082,488	(24,928)	(1)%	2,220,177	(137,689)	(6)%

Net interest revenue increased $208.7 million or 39% compared to the prior year primarily due to an increase in the spread on deposits sold to our Funds Management unit. Net loans charged-off decreased $13.4 million.

Fees and commissions revenue increased $6.8 million or 3%. Customer hedging revenue grew $11.3 million, primarily attributed to our energy and interest rate derivative customers. Syndication fees increased $7.5 million due to the timing and volume of completed transactions during the year. Transaction card revenue was also up $7.0 million due to growth in revenues from the processing of transactions on behalf of the members of our TransFund EFT network combined with increased transactions from the broader reopening of the economy. These were partially offset by a decline in production revenue from repossessed oil and gas properties sold in 2021.

Operating expense increased $9.6 million or 3% over 2021. Personnel expense increased $6.2 million or 4%, primarily due to incentive compensation costs associated with growth in loans and deposit balances. Non-personnel expense increased $3.4 million or 3%, primarily due to project related data processing and communications fees, occupancy expenses and business promotion fees. These were partially offset by decreased operating expenses on repossessed oil and gas properties sold in 2021. The prior year also included the sale of an alternative investment that resulted in a $31.1 million pre-tax gain, net of non-controlling interest. Corporate expense allocations increased $17.4 million or 35% compared to the prior year due to growth in lending activity.

The average outstanding balance of loans attributed to Commercial Banking increased $700 million or 4% compared to 2021 to $17.6 billion. See the Loans section of Management's Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans, which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking were $18.3 billion for 2022, a $664 million or 4% increase over the prior year. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital for further discussion of this change.

Fourth Quarter 2022 Commercial Banking

Table 16 - Commercial Banking - Fourth Quarter 2022
(Dollars in thousands)

	Three Months Ended
	Dec. 31, 2022	Sep. 30, 2022	Increase (Decrease)	% Increase (Decrease)
Net interest revenue from external sources	$271,615	$226,016	$45,599	20%
Net interest expense from internal sources	(38,781)	(17,951)	(20,830)	(116)%
Total net interest revenue	232,834	208,065	24,769	12%
Net loans charged off (recovered)	14,411	(526)	14,937	2840%
Net interest revenue after net loans charged off (recovered)	218,423	208,591	9,832	5%

Fees and commissions revenue	58,881	58,147	734	1%
Other gains, net	3,213	2,239	974	N/A
Other operating revenue	62,094	60,386	1,708	3%

Personnel expense	48,366	44,998	3,368	7%
Non-personnel expense	31,356	30,874	482	2%
Other operating expense	79,722	75,872	3,850	5%

Net direct contribution	200,795	193,105	7,690	4%
Gain on financial instruments, net	140	4	136	N/A
Gain (loss) on repossessed assets, net	978	(158)	1,136	N/A
Corporate expense allocations	18,007	16,451	1,556	9%
Income before taxes	183,906	176,500	7,406	4%
Federal and state income taxes	44,532	42,670	1,862	4%
Net income	$139,374	$133,830	$5,544	4%

Average assets	$28,373,856	$28,890,429	$(516,573)	(2)%
Average loans	18,254,559	17,904,779	349,780	2%
Average deposits	16,832,244	17,966,661	(1,134,417)	(6)%
Average invested capital	2,107,241	2,059,149	48,092	2%

Commercial Banking contributed $139.4 million to consolidated net income in the fourth quarter of 2022, an increase of $5.5 million compared to the third quarter of 2022. Net interest revenue increased $24.8 million over the prior quarter, largely due to an increase in the spread on deposits sold to our Funds Management unit. Net loans charged off increased $14.9 million. Personnel expense increased $3.4 million driven by incentive compensation costs associated with growth in revenue.

2022 Consumer Banking

Consumer Banking services are provided through four primary distribution channels: traditional branches, the 24-hour ExpressBank call center, internet banking and mobile banking. Consumer Banking also conducts mortgage banking activities through offices located outside our Consumer Banking markets.

Net income attributed to Consumer Banking totaled $5.9 million for 2022 compared to $27.6 million in the prior year. This decrease is largely due to lower mortgage loan production volumes as rising mortgage interest rates and continued inventory constraints place pressure on mortgage loan originations.

Table 17 – Consumer Banking
(In thousands)

	Year Ended December 31,		2022 vs. 2021	2022 vs. 2021	Year Ended December 31,	2021 vs. 2020	2021 vs. 2020
	2022	2021	Increase (Decrease)	% Increase (Decrease)	2020	Increase (Decrease)	% Increase (Decrease)
Net interest revenue from external sources	$69,646	$67,856	$1,790	3%	$78,004	$(10,148)	(13)%
Net interest revenue from internal sources	88,603	35,671	52,932	148%	69,000	(33,329)	(48)%
Total net interest revenue	158,249	103,527	54,722	53%	147,004	(43,477)	(30)%
Net loans charged off	5,260	4,009	1,251	31%	2,805	1,204	43%
Net interest revenue after net loans charged off	152,989	99,518	53,471	54%	144,199	(44,681)	(31)%
						0
Fees and commissions revenue	121,926	173,364	(51,438)	(30)%	245,554	(72,190)	(29)%
Other losses, net	(107)	(23)	(84)	365%	(1,835)	1,812	(99)%
Other operating revenue	121,819	173,341	(51,522)	(30)%	243,719	(70,378)	(29)%

Personnel expense	87,183	85,989	1,194	1%	91,903	(5,914)	(6)%
Other non-personnel expense	122,027	123,607	(1,580)	(1)%	138,499	(14,892)	(11)%
Total other operating expense	209,210	209,596	(386)	—%	230,402	(20,806)	(9)%

Net direct contribution	65,598	63,263	2,335	4%	157,516	(94,253)	(60)%
Gain (loss) on financial instruments, net	(93,346)	(21,871)	(71,475)	N/A	95,344	(117,215)	N/A
Change in fair value of mortgage servicing rights	80,261	41,637	38,624	N/A	(79,524)	121,161	N/A
Gain on repossessed assets, net	139	85	54	N/A	276	(191)	N/A
Corporate expense allocations	44,965	46,010	(1,045)	(2)%	42,155	3,855	9%
Net income before taxes	7,687	37,104	(29,417)	(79)%	131,457	(94,353)	(72)%
Federal and state income taxes	1,798	9,461	(7,663)	(81)%	33,483	(24,022)	(72)%

Net income	$5,889	$27,643	$(21,754)	(79)%	$97,974	$(70,331)	(72)%

Average assets	$10,230,437	$10,029,687	$200,750	2%	$9,842,114	$187,573	2%
Average loans	1,688,697	1,769,384	(80,687)	(5)%	1,764,682	4,702	—%
Average deposits	8,763,046	8,439,577	323,469	4%	7,599,937	839,640	11%
Average invested capital	250,546	250,554	(8)	—%	259,333	(8,779)	(3)%

Net interest revenue from Consumer Banking activities increased by $54.7 million or 53% compared to 2021, primarily due to an increase in the spread on deposits sold to our Funds Management unit. Average consumer deposits grew $323 million or 4%.

Fees and commissions revenue decreased $51.4 million or 30% compared to the prior year, largely attributed to reduced mortgage loan production volume combined with narrowing margins. Mortgage production volume decreased $1.6 billion or 60% and production revenue as a percentage of production volume, which includes unrealized gains and losses on our mortgage commitment pipeline and related hedges, decreased 250 basis points to (0.17)%. Operating expense was consistent with the prior year. Corporate expense allocations decreased $1.0 million or 2% compared to the prior year.

The net cost of change in fair value of mortgage servicing rights and related economic hedges, as more fully presented in Table 10, was $12.5 million for 2022 compared to a net benefit of $21.0 million in 2021.

Fourth Quarter 2022 Consumer Banking

Table 18 - Consumer Banking - Fourth Quarter 2022
(Dollars in thousands)

	Three Months Ended
	Dec. 31, 2022	Sep. 30, 2022	Increase (Decrease)	% Increase (Decrease)
Net interest revenue from external sources	$18,464	$17,482	$982	6%
Net interest revenue from internal sources	34,838	26,469	8,369	32%
Total net interest revenue	53,302	43,951	9,351	21%
Net loans charged off	1,544	1,408	136	10%
Net interest revenue after net loans charged off	51,758	42,543	9,215	22%

Fees and commissions revenue	27,618	30,230	(2,612)	(9)%
Other losses, net	(35)	(44)	9	N/A
Other operating revenue	27,583	30,186	(2,603)	(9)%

Personnel expense	22,446	22,243	203	1%
Non-personnel expense	32,080	30,993	1,087	4%
Other operating expense	54,526	53,236	1,290	2%

Net direct contribution	24,815	19,493	5,322	27%
Gain (loss) on financial instruments, net	1,805	(21,395)	23,200	N/A
Change in fair value of mortgage servicing rights	(2,904)	16,570	(19,474)	N/A
Corporate expense allocations	11,972	10,792	1,180	11%
Income before taxes	11,744	3,876	7,868	203%
Federal and state income taxes	2,748	906	1,842	203%
Net income	$8,996	$2,970	$6,026	203%

Average assets	$10,078,381	$10,233,401	$(155,020)	(2)%
Average loans	1,725,555	1,686,498	39,057	2%
Average deposits	8,617,085	8,812,884	(195,799)	(2)%
Average invested capital	256,905	250,256	6,649	3%

Consumer Banking contributed $9.0 million to net income in the fourth quarter of 2022, an increase of $6.0 million compared to the third quarter of 2022. Net interest revenue increased $9.4 million, mainly due to improved spreads on deposits sold to our Funds Management unit. Fees and commissions revenue decreased $2.6 million. Deposit service charges decreased $1.5 million from reduced consumer overdraft charges as expected from changes implemented in the fourth quarter of 2022. Mortgage banking revenue decreased $1.2 million due to reduced mortgage production volume combined with narrowing margins. Other operating expense increased $1.3 million over the third quarter of 2022 due to increases in professional fees and other expenses.

2022 Wealth Management

Wealth Management contributed $106.2 million to consolidated net income in 2022, a decrease of $7.1 million or 6% compared to the prior year.

Table 19 – Wealth Management
(In thousands)

	Year Ended December 31,		2022 vs. 2021	2022 vs. 2021	Year Ended December 31,	2021 vs. 2020	2021 vs. 2020
	2022	2021	Increase (Decrease)	% Increase (Decrease)	2020	Increase (Decrease)	% Increase (Decrease)
Net interest revenue from external sources	$155,974	$214,458	$(58,484)	(27)%	$130,818	$83,640	64%
Net interest revenue (expense) from internal sources	5,623	(386)	6,009	(1557)%	(13,528)	13,142	(97)%
Total net interest revenue	161,597	214,072	(52,475)	(25)%	117,290	96,782	83%
Net loans recovered	(175)	(223)	48	(22)%	(209)	(14)	7%
Net interest revenue after net loans recovered	161,772	214,295	(52,523)	(25)%	117,499	96,796	82%

Fees and commissions revenue	339,538	298,765	40,773	14%	399,229	(100,464)	(25)%
Other gains (losses), net	(37)	197	(234)	(119)%	(395)	592	(150)%
Other operating revenue	339,501	298,962	40,539	14%	398,834	(99,872)	(25)%

Personnel expense	223,718	234,031	(10,313)	(4)%	243,681	(9,650)	(4)%
Other non-personnel expense	88,459	86,695	1,764	2%	82,335	4,360	5%
Other operating expense	312,177	320,726	(8,549)	(3)%	326,016	(5,290)	(2)%

Net direct contribution	189,096	192,531	(3,435)	(2)%	190,317	2,214	1%
Gain on financial instruments, net	4	—	4	N/A	4	(4)	N/A
Corporate expense allocations	50,241	40,341	9,900	25%	35,359	4,982	14%
Net income before taxes	138,859	152,190	(13,331)	(9)%	154,962	(2,772)	(2)%
Federal and state income tax	32,686	38,944	(6,258)	(16)%	39,660	(716)	(2)%

Net income	$106,173	$113,246	$(7,073)	(6)%	$115,302	$(2,056)	(2)%

Average assets	$16,209,684	$19,425,475	$(3,215,791)	(17)%	$15,695,646	$3,729,829	24%
Average loans	2,166,231	1,981,159	185,072	9%	1,758,226	222,933	13%
Average deposits	8,491,377	9,426,771	(935,394)	(10)%	8,676,047	750,724	9%
Average invested capital	279,939	310,627	(30,688)	(10)%	300,860	9,767	3%

Combined net interest revenue and fees and commission revenue attributed to the Wealth Management segment totaled $501.1 million for 2022, a decrease of $11.7 million compared to the prior year. Total revenue from trading activities decreased $89.5 million compared to 2021, largely due to disruption in the fixed income markets due to economic uncertainty, primarily in the first quarter of 2022, combined with narrowing margins and lower trading volumes. This decrease was partially offset by an increase in the spread on deposits sold to our Funds Management unit. Fiduciary and asset management revenue increased $18.0 million. Growth in mutual fund fees and decreased waivers were partially offset by lower trust fees. Other revenue increased $26.7 million, largely due to higher derivative margin use fees.

Average Wealth Management loans grew by $185 million or 9% to $2.2 billion. Average deposits attributed to Wealth Management decreased $935 million or 10% to $8.5 billion in 2022.

Operating expense decreased $8.5 million or 3% compared to the prior year due to incentive compensation costs related to reduced trading activity. Corporate expense allocations increased $9.9 million or 25% over the prior year.

Fourth Quarter 2022 Wealth Management

Table 20 - Wealth Management - Fourth Quarter 2022
(Dollars in thousands)

	Three Months Ended
	Dec. 31, 2022	Sep. 30, 2022	Increase (Decrease)	% Increase (Decrease)
Net interest revenue from external sources	$25,585	$34,746	$(9,161)	(26)%
Net interest revenue (expense) from internal sources	8,913	(1,162)	10,075	867%
Total net interest revenue	34,498	33,584	914	3%
Net loans recovered	(22)	(22)	—	—%
Net interest revenue after net loans recovered	34,520	33,606	914	3%

Fees and commissions revenue	114,630	113,113	1,517	1%
Other losses, net	(20)	—	(20)	N/A
Other operating revenue	114,610	113,113	1,497	1%

Personnel expense	59,041	56,939	2,102	4%
Non-personnel expense	22,970	22,212	758	3%
Other operating expense	82,011	79,151	2,860	4%

Net direct contribution	67,119	67,568	(449)	(1)%
Corporate expense allocations	12,733	12,934	(201)	(2)%
Income before taxes	54,390	54,634	(244)	—%
Federal and state income taxes	12,790	12,826	(36)	—%
Net income	$41,600	$41,808	$(208)	—%

Average assets	$12,912,630	$13,818,299	$(905,669)	(7)%
Average loans	2,223,275	2,163,975	59,300	3%
Average deposits	7,888,753	7,999,074	(110,321)	(1)%
Average invested capital	292,689	284,681	8,008	3%

Wealth Management contributed $41.6 million to net income in the fourth quarter of 2022, consistent with the third quarter of 2022. Combined net interest and fee revenue totaled $149.1 million, an increase of $2.4 million compared to prior quarter, primarily due to higher volume of U.S. government agency residential mortgage-backed securities trading activity. Other revenue decreased $2.3 million due to lower energy hedging in the fourth quarter. Operating expense increased $2.9 million, primarily due to increased volume-driven incentive compensation costs.

Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the Consolidated Financial Statements for the composition of the securities portfolio as of December 31, 2022 and December 31, 2021.

We hold an inventory of trading securities in support of sales to a variety of customers including banks, corporations, insurance companies, money managers and others. Trading securities totaled $4.5 billion at December 31, 2022, a decrease of $4.7 billion compared to December 31, 2021. Our trading portfolio expanded during 2021 in order to provide greater liquidity in the housing market during a time of record mortgage loan production volumes and to meet demand of our growing institutional customer base. As inflation pressure increased throughout 2022 and the conflict in Ukraine intensified, fixed income markets were disrupted reducing the demand for these securities. Consequently, we reduced our inventory of trading securities. As discussed in the Market Risk section of this report, trading activities involve risk of loss from adverse price movements. We mitigate this risk within board-approved value-at-risk limits through the use of derivative contracts, short-sales and other techniques. These limits remain relatively unchanged from levels set before our expanded trading activities.

At December 31, 2022, the carrying value of investment (held-to-maturity) securities was $2.5 billion, including a $558 thousand allowance for expected credit losses, compared to $211 million at December 31, 2021 with a $555 thousand allowance for expected credit losses. The fair value of investment securities was $2.3 billion at December 31, 2022 and $231 million at December 31, 2021. Investment securities consist primarily of residential mortgage-backed securities issued by U.S. government agencies, intermediate and long-term, fixed rate Oklahoma and Texas municipal bonds, and taxable Texas school construction bonds. The investment security portfolio is diversified among issuers. During the second quarter of 2022, the Company transferred certain U.S. government agency mortgage-backed securities from the available for sale portfolio to the investment securities portfolio to limit the effect of future rate increases on the tangible common equity ratio. No gains or losses were recognized in the Consolidated Statements of Earnings at the time of the transfer. At the time of transfer, the fair value totaled $2.4 billion, amortized cost totaled $2.7 billion and the pretax unrealized loss totaled $268 million. Transfers of debt securities into the investment securities portfolio are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in Accumulated Other Comprehensive Income and in the carrying value of the investment securities portfolio. Such amounts are amortized over the estimated remaining lives of the securities as an adjustment to yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as Accumulated Other Comprehensive Income in shareholders’ equity. At December 31, 2022, the fair value of available for sale securities was $11.5 billion, a decrease of $1.7 billion compared to December 31, 2021. The amortized cost of available for sale securities totaled $12.4 billion at December 31, 2022, a decrease of $705 million compared to December 31, 2021. Available for sale securities consist primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Both residential and commercial mortgage-backed securities have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies for which the principal and interest payments on the underlying loans are fully guaranteed. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans. At December 31, 2022, residential mortgage-backed securities represented 56% of total fair value of available for sale securities.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the effective duration of the combined residential mortgage-backed securities portfolio held in investment and available for sale securities portfolios at December 31, 2022 is 3.2 years. Management estimates the combined portfolios' duration extends to 3.7 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 2.9 years assuming a 100 basis point decline in the current rate environment.

The aggregate gross amount of unrealized losses on available for sale securities totaled $894 million at December 31, 2022, a $780 million increase compared to December 31, 2021. On a quarterly basis, we perform an evaluation on debt securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the Consolidated Financial Statements. No credit impairment of available for sale securities was identified in 2022.

Certain residential mortgage-backed securities issued by U.S. government agencies and included in Fair value option securities on the Consolidated Balance Sheets have been segregated and designated as economic hedges of changes in the fair value of our mortgage servicing rights. We have elected to carry these securities at fair value with changes in fair value recognized in current period income. These securities are held with the intent that gains or losses will offset changes in the fair value of mortgage servicing rights and related derivative contracts. Fair value option securities totaled $297 million, an increase of $253 million over 2021. See Market Risk section for further details.
Bank-Owned Life Insurance

We have approximately $407 million of bank-owned life insurance at December 31, 2022. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $312 million is held in separate accounts and $95 million represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap which protects against changes in the fair value of the investments. As of December 31, 2022, the fair value of investments held in separate accounts covered by the stable value wrap was approximately $282 million. Since the underlying fair value of the investments held in separate accounts at December 31, 2022 was below the net book value of the investments, $29 million of cash surrender value was supported by the stable value wrap. Future rate increases may cause write-downs in the short-term. The stable value wrap is provided by a domestic financial institution.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $22.6 billion at December 31, 2022, an increase of $2.4 billion compared to December 31, 2021, driven by growth in commercial loans, commercial real estate loans and loans to individuals.

Table 21 – Loans
(In thousands)

	December 31,
	2022	2021
Commercial:
Healthcare	$3,845,017	$3,414,940
Services	3,431,521	3,367,193
Energy	3,424,790	3,006,884
General business	3,496,859	2,717,448
Total commercial	14,198,187	12,506,465

Commercial real estate:
Industrial	1,221,501	766,125
Multifamily	1,212,883	786,404
Office	1,053,331	1,040,963
Retail	620,518	679,917
Residential construction and land development	95,684	120,016
Other commercial real estate	402,860	437,900
Total commercial real estate	4,606,777	3,831,325

Paycheck protection program	14,312	276,341

Loans to individuals:
Residential mortgage	1,890,784	1,722,170
Residential mortgage guaranteed by U.S. government agencies	245,940	354,173
Personal	1,601,150	1,515,206
Total loans to individuals	3,737,874	3,591,549

Total	$22,557,150	$20,205,680

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

Commercial loans totaled $14.2 billion or 63% of the loan portfolio at December 31, 2022, increasing $1.7 billion or 14% compared to December 31, 2021, primarily related to growth in general business loan balances, with healthcare, energy and services loans also increasing.

Approximately 73% of commercial loans are located within our geographic footprint, based on collateral location. Loans for which the collateral location is less relevant, such as unsecured loans and reserve-based energy loans, are categorized by the borrower's primary operating location. The largest concentration of loans in this segment outside of our footprint is California, totaling 5% of the segment.
Supporting the energy industry with loans to producers and other energy-related entities has been a hallmark of the Company since its founding and represents a large portion of our commercial loan portfolio. In addition, energy production and related industries have a significant impact on the economy in our primary markets. Loans collateralized by oil and gas properties are subject to semi-annual engineering reviews by our internal staff of petroleum engineers. These reviews are used as the basis for developing the expected cash flows supporting the loan amount. The projected cash flows are discounted according to risk characteristics of the underlying oil and gas properties. Loans are evaluated to demonstrate with reasonable certainty that crude oil, natural gas and natural gas liquids can be recovered from known oil and gas reservoirs under existing economic and operating conditions at current pricing levels and with existing conventional equipment and operating methods and costs. As part of our evaluation of credit quality, we analyze rigorous stress tests over a range of commodity prices and take proactive steps to mitigate risk when appropriate.

Outstanding energy loans totaled $3.4 billion or 15% of total loans at December 31, 2022. Approximately $2.7 billion or 78% of energy loans were to oil and gas producers, a $478 million increase compared to December 31, 2021. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. Approximately 72% of the committed production loans are secured by properties primarily producing oil and 28% of the committed production loans are secured by properties primarily producing natural gas.

Loans to midstream oil and gas companies totaled $575 million or 17% of energy loans, a decrease of $71 million compared to the prior year. Loans to borrowers that provide services to the energy industry totaled $157 million or 5% of energy loans, a $15 million increase during 2022. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales, totaled $26 million or less than 1% of energy loans, a $3.9 million decrease from the prior year.

Unfunded energy loan commitments were $3.8 billion at December 31, 2022, up $806 million over December 31, 2021. While utilization levels remain low, this provides ample capacity for growth from our current customer base.

The healthcare sector of the loan portfolio totaled $3.8 billion or 17% of total loans. Healthcare loans increased $430 million over December 31, 2021, primarily due to growth in loans to senior housing and care facilities. Healthcare sector loans consist primarily of loans for the development and operation of senior housing and care facilities including independent living, assisted living and skilled nursing. Generally, we loan to borrowers with a portfolio of multiple facilities that serves to help diversify risks specific to a single facility.

The services sector of the loan portfolio increased $64 million to $3.4 billion or 15% of total loans. Service sector loans consist of a large number of loans to a variety of businesses including Native American tribal and state and local municipal government entities, Native American tribal casino operations, educational services, foundations and not-for-profit organizations and specialty trade contractors. Approximately $1.6 billion of the services category is made up of loans with individual balances of less than $10 million. Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

General business loans increased $779 million to $3.5 billion or 16% of total loans. General business loans primarily consist of $2.1 billion of wholesale/retail loans and $1.4 billion of loans from other commercial industries.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $100 million and with three or more non-affiliated banks as participants. At December 31, 2022, the outstanding principal balance of these loans totaled $5.3 billion, including $2.5 billion in the energy sector. Based on dollars committed, approximately 80% of shared national credits are to borrowers with local market relationships and we serve as the agent lender in approximately 22% of our shared national credits. We hold shared national credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

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

The outstanding balance of commercial real estate loans totaled $4.6 billion or 20% of the loan portfolio, an increase of $775 million over December 31, 2021. Loans secured by industrial facilities increased $455 million or 59%. Loans secured by multifamily real estate increased $426 million or 54%. Loans secured by retail facilities decreased $59 million or 9%. Other real estate loans decreased $35 million or 8%.

Approximately 67% of commercial real estate loans are in our geographic footprint based on collateral location. The largest concentration of loans in this segment outside our footprint is Utah, totaling 10% of the segment. All other states represent less than 5% individually.

Unfunded commercial real estate loan commitments were $3.1 billion at December 31, 2022, a $1.2 billion increase over the prior year. We take a disciplined approach to managing our concentration of commercial real estate loan commitments as a percentage of Tier 1 Capital. While loan commitments are presently at the upper concentration limit, we expect continued growth in our outstanding commercial real estate balances as loans fund.
Paycheck Protection Program
We participated in programs initiated by the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), including the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP") that began on April 3, 2020. PPP provided fully forgivable loans when utilized for qualified expenditures including to help small business maintain payrolls during the COVID-19 pandemic. The remaining loans in this portfolio generally have a contractual term of five years, though most are expected to be forgiven prior to maturity after completion of a compliance period. Loans are guaranteed, and amounts forgiven will be reimbursed to the Company by the SBA. The loans carry a fixed interest rate of 1%. Interest plus loan fees, which vary depending on loan size, are accrued over the contractual life of the loan. The remaining outstanding balance of PPP loans was $14 million or less than 1% of the loan portfolio. Remaining unaccreted origination fees were not significant at December 31, 2022.
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

In general, we sell the majority of our conforming fixed rate mortgage loan originations in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans. Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market. Home equity loans are primarily first-lien and fully amortizing.

Residential mortgage loans guaranteed by U.S. government agencies have limited credit exposure because of the underlying agency guarantee. This amount includes residential mortgage loans previously sold into GNMA mortgage pools that the Company may repurchase when certain defined delinquency criteria are met. Because of this repurchase right, the Company is deemed to have regained effective control over these loans and must include them on the Consolidated Balance Sheet.

Loans to individuals totaled $3.7 billion or 17% of the loan portfolio, growing $146 million over December 31, 2021. Approximately 91% of loans to individuals are secured by collateral located within our geographical footprint. Loans for which the collateral location is less relevant, such as unsecured loans, are categorized by the borrower’s primary operating location.

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Company are centrally managed by the Oklahoma market.

Table 22 – Loans Managed by Primary Geographical Market
(In thousands)

	December 31,
	2022	2021
Texas:
Commercial	$6,869,979	$6,068,700
Commercial real estate	1,555,508	1,253,439
Paycheck protection program	8,639	81,654
Loans to individuals	982,700	942,982
Total Texas	9,416,826	8,346,775

Oklahoma:
Commercial	3,379,468	2,633,014
Commercial real estate	582,109	546,021
Paycheck protection program	3,109	69,817
Loans to individuals	2,077,124	2,024,404
Total Oklahoma	6,041,810	5,273,256

Colorado:
Commercial	2,147,969	1,936,149
Commercial real estate	613,912	470,937
Paycheck protection program	1,230	82,781
Loans to individuals	241,902	256,533
Total Colorado	3,005,013	2,746,400

Arizona:
Commercial	1,123,569	1,130,798
Commercial real estate	860,947	674,309
Paycheck protection program	720	21,594
Loans to individuals	229,872	186,528
Total Arizona	2,215,108	2,013,229

Kansas/Missouri:
Commercial	310,715	338,697
Commercial real estate	479,968	382,761
Paycheck protection program	—	4,718
Loans to individuals	131,307	110,889
Total Kansas/Missouri	921,990	837,065

New Mexico:
Commercial	262,735	306,964
Commercial real estate	417,008	442,128
Paycheck protection program	614	13,510
Loans to individuals	67,163	63,930
Total New Mexico	747,520	826,532

Arkansas:
Commercial	103,752	92,143
Commercial real estate	97,325	61,730
Paycheck protection program	—	2,267
Loans to individuals	7,806	6,283
Total Arkansas	208,883	162,423

Total BOK Financial loans	$22,557,150	$20,205,680

Table 23 – Loan Maturity and Interest Rate Sensitivity at December 31, 2022
(In thousands)

		Remaining Maturities of Selected Loans
	Total	Within 1 Year	1-5 Years	5 - 15 Years	After 15 Years
Loan maturity:
Commercial	$14,198,187	$2,218,916	$9,907,795	$1,826,250	$245,226
Commercial real estate	4,606,777	1,532,618	2,767,611	281,275	25,273
Paycheck protection program	14,312	8,643	5,669	—	—
Loans to individuals	3,737,874	581,351	1,084,957	670,433	1,401,133
Total	$22,557,150	$4,341,528	$13,766,032	$2,777,958	$1,671,632
Interest rate sensitivity for selected loans with:
Predetermined interest rates	$6,363,116	$375,344	$2,531,446	$2,144,232	$1,312,094
Floating or adjustable interest rates	16,194,034	3,966,184	11,234,586	633,726	359,538
Total	$22,557,150	$4,341,528	$13,766,032	$2,777,958	$1,671,632
Off-Balance Sheet Commitments

We enter into certain off-balance sheet arrangements in the normal course of business as shown in Table 24. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower’s financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

Table 24 – Off-Balance Sheet Credit Commitments
(In thousands)

	December 31,
	2022	2021
Loan commitments	$15,424,431	$12,471,482
Standby letters of credit	740,039	699,743
Unpaid principal balance of residential mortgage loans sold with recourse	44,742	54,619
Unpaid principal balance of residential mortgage loans transferred into mortgage-backed securities guaranteed by U.S. Dept. of Veteran's Affairs	1,005,368	1,095,877

Customer Derivative Programs

We offer programs that permit our customers to hedge various risks including fluctuations in energy, interest rates, foreign exchange rates, and other commodities. Each of these programs work essentially the same way. Derivative contracts are executed between the customers and the Company. Offsetting contracts are executed between the Company and selected counterparties or exchanges to minimize market risk to us from changes in commodity prices, interest rates or foreign exchange rates. The counterparty contracts are identical to the customer contracts except for a fixed pricing spread or a fee paid to us as compensation for administrative costs, credit risk and profit.

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

A deterioration of the credit standing of one or more of the customers or counterparties to these contracts may result in BOK Financial recognizing a loss as the fair value of the affected contracts may no longer move in tandem with the offsetting contracts. This occurs if the credit standing of the customer or counterparty deteriorates such that either the fair value of underlying collateral no longer supports the contract or the customer or counterparty’s ability to provide margin collateral becomes impaired. Credit losses on customer derivatives reduce brokerage and trading revenue in the Consolidated Statements of Earnings.

Derivative contracts are carried at fair value. At December 31, 2022, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $1.0 billion compared to $1.1 billion at December 31, 2021. Derivative contracts carried as assets include energy contracts with fair values of $638 million, foreign exchange contracts with fair values of $217 million and interest rate swaps primarily sold to loan customers with fair values of $159 million. Before consideration of cash margin paid to counterparties, the aggregate net fair values of derivative contracts held under these programs reported as liabilities totaled $1.0 billion.

At December 31, 2022, total derivative assets were reduced by $182 million of cash collateral received from counterparties, and total derivative liabilities were reduced by $484 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement. Derivative contracts executed with customers may be secured by non-cash collateral in conjunction with a credit agreement with that customer such as proven producing oil and gas properties. Access to this collateral in the event of default is reasonably assured.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 6 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at December 31, 2022 follows in Table 25.

Table 25 – Fair Value of Derivative Contracts
(In thousands)

Customers	$595,711
Banks and other financial institutions	136,134
Exchanges and clearing organizations	99,394
Fair value of customer hedge asset derivative contracts, net	$831,239

The largest exposure to a single counterparty was to an exchange for $88 million of net derivative positions and $104 million of cash collateral placed at December 31, 2022.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices down to an equivalent of $60.93 per barrel of oil would decrease the fair value of derivative assets by $328 million with lending customers comprising the bulk of the assets. An increase in prices up to the equivalent of $91.25 per barrel of oil would increase the fair value of derivative assets by $601 million. Liquidity requirements of this program are also affected by our credit rating. A decrease in our credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $10 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of December 31, 2022, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.

Summary of Credit Loss Experience

Table 26 – Summary of Credit Loss Experience
(In thousands)

	Year Ended
	Dec. 31, 2022	Dec. 31, 2021
Allowance for loan losses:
Beginning balance	$256,421	$388,640
Loans charged off	(28,746)	(51,351)
Recoveries of loans previously charged off	7,601	14,334
Net loans charged off	(21,145)	(37,017)
Provision for credit losses	428	(95,202)
Ending balance	$235,704	$256,421

Accrual for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$32,977	36,921
Provision for credit losses	27,942	(3,944)
Ending balance	$60,919	$32,977

Accrual for off-balance sheet credit risk associated with mortgage banking activities:
Beginning balance	$3,382	$4,282
Loans charged off	(105)	(179)
Provision for credit losses	1,627	(721)
Ending balance	$4,904	$3,382

Allowance for credit losses related to held-to-maturity (investment) securities:
Beginning balance	$555	$688
Provision for credit losses	3	(133)
Ending balance	$558	$555

Total provision for credit losses	$30,000	$(100,000)
Average loans by portfolio segment :
Commercial	$13,393,796	$13,304,596
Commercial real estate	4,345,783	4,075,831
Paycheck protection program	13,501	293,976
Loans to individuals	3,526,107	3,820,753
Net charge-offs (annualized) to average loans	0.10%	0.17%
Net charge-offs (annualized) to average loans by portfolio segment:
Commercial	0.13%	0.25%
Commercial real estate	—%	0.04%
Paycheck protection program	—%	—%
Loans to individuals	0.10%	0.05%
Recoveries to gross charge-offs	26.44%	27.91%
Provision for loan losses (annualized) to average loans	—%	(0.44)%
Allowance for loan losses to loans outstanding at period-end	1.04%	1.27%
Accrual for unfunded loan commitments to loan commitments	0.39%	0.26%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period-end	1.31%	1.43%

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

A $30.0 million provision for credit losses was recorded for the year ended December 31, 2022, primarily due to strong growth in loans and loan commitments, partially offset by improvement in credit quality metrics. The uncertainty in our economic forecast increased resulting in an increase in the probability weighting of the downside scenario. In addition, some key economic factors were less favorable to growth across all scenarios.
Non-pass grade loans, which include loans especially mentioned, accruing substandard and nonaccruing loans, decreased $135 million to $321 million at December 31, 2022. Non-pass grade loans were composed primarily of $98 million or 3% of commercial healthcare loans, $58 million or 2% of commercial services loans, $57 million or 2% of commercial general business loans, $31 million or 1% of energy loans and $24 million or 1% of commercial real estate loans. A summary of outstanding loan balances by risk grade is included in Note 4 to the Consolidated Financial Statements.
We recorded a $15.0 million provision for credit losses in the fourth quarter of 2022, primarily due to strong growth in loans and loan commitments. The level of uncertainty in the economic outlook remained high, and key economic factors in the base case were slightly less favorable to economic growth.
At December 31, 2022, the allowance for loan losses totaled $236 million or 1.04% of outstanding loans. Excluding residential mortgage loans guaranteed by U.S. government agencies, the allowance for loan losses was 221% of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $297 million or 1.31% of outstanding loans and 278% of nonaccruing loans at December 31, 2022.

A $100.0 million negative provision for credit losses was recorded for the year ended December 31, 2021 primarily related to improvements in our reasonable and supportable forecasts of macroeconomic variables influenced by the anticipated impact of the COVID-19 pandemic developments. Throughout 2021, energy commodity prices strengthened and stabilized and the outlook of growth in GDP and the labor markets improved. Changes from credit quality metrics, primarily from changes in specific impairment, improving credit quality metrics and lower loan balances resulted in a decrease in the allowance for loan losses.

At December 31, 2021, the allowance for loan losses was $256 million or 1.27% of outstanding loans. Excluding loans guaranteed by U.S. government agencies, the allowance for loan losses was 213% of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $289 million or 1.43% of outstanding loans and 241% of nonaccruing loans.

A summary of macroeconomic variables considered in developing our estimate of expected credit losses at December 31, 2022 follows:

	Base	Downside	Upside
Scenario probability weighting	50%	40%	10%
Economic outlook
The Russia-Ukraine conflict remains isolated.
The Federal Reserve increases the federal funds rate twice in the first quarter of 2023, resulting in a target range of 4.75% to 5.00%. No additional rate increases in 2023 are anticipated. Inflation pressures cause modest declines in real household income compared to pre-pandemic levels, resulting in below-trend GDP growth.
Job openings revert to more normalized levels, and overall hiring levels decline causing the national unemployment rate to modestly increase over the next four quarters.

The Russia-Ukraine conflict remains isolated.

Higher levels of inflation force the Federal Reserve to adopt a more aggressive monetary policy as compared to the base case scenario. This results in a federal funds rate target range of 5.75% to 6.00% by December 2023. Inflation moderates slightly from the peak experienced in the third quarter of 2022, but remains elevated through the forecast horizon. The United States economy is pushed into a recession with a contraction in economic activity and a sharp increase in the unemployment rate.
The Russia-Ukraine conflict remains isolated.

The Federal Reserve increases the federal funds rate once in the first quarter of 2023, resulting in a target range of 4.50% to 4.75%. No additional rate increases in 2023 are anticipated. Inflation continues to improve from the peak experienced in the third quarter of 2022.

			Labor force participants continue to re-enter the job market to help fill the elevated level of job openings. This increase in employment helps maintain real household income above its pre-pandemic trend. This, coupled with a drawdown in savings, supports consumer spending and produces GDP growth consistent with pre-pandemic levels.
Macro-economic factors
–GDP is forecasted to grow by 0.9% over the next 12 months.
–Civilian unemployment rate of 3.9% in the first quarter of 2023 increasing to 4.1% by the fourth quarter of 2023.
–WTI oil prices are projected to generally follow the NYMEX forward curve that existed at the end of December 2022 and are expected to average $75.05 per barrel over the next 12 months.

–GDP is forecasted to contract 1.3% over the next 12 months.
–Civilian unemployment rate of 4.8% in the first quarter of 2023 worsens to 6.0% by the fourth quarter of 2023.
–WTI oil prices are projected to average $65.87 per barrel over the next twelve months, peaking at $70.78 in the first quarter of 2023 and falling 15% over the following three quarters.

–GDP is forecasted to grow by 1.6% over the next 12 months.
–Civilian unemployment rate of 3.7% in the first quarter of 2023 increases slightly to 3.8% by the fourth quarter of 2023.
–WTI oil prices are projected to average $83.58 per barrel over the next 12 months.

Net Loans Charged Off

In 2022, net loans charged off totaled $21 million or 0.10%, down from $37 million or 0.17% of average loans in 2021.

In 2022, net charge-offs of commercial loans were $17.7 million, primarily related to a single services borrower in the fourth quarter. Net commercial real estate loan charge-offs were $92 thousand and net loan charge-offs of loans to individuals were $3.4 million. Net charge-offs of loans to individuals include deposit account overdraft losses.

Nonperforming Assets

As more fully described in Note 1 to the Consolidated Financial Statements, loans are generally classified as nonaccruing when it becomes probable that we will not collect the full contractual principal and interest. Accruing renegotiated loans guaranteed by U.S. government agencies represent residential mortgage loans that have been modified in troubled debt restructurings. Interest continues to accrue based on the modified terms of the loan and loans may be sold once they become eligible according to U.S. government agency guidelines. Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans. The assets are carried at the lower of cost, as determined by fair value at the date of foreclosure, or current fair value, less estimated selling costs. A summary of nonperforming assets follows in Table 27:

Table 27 - Nonperforming Assets
(Dollars in thousands)

	December 31,
	2022	2021
Nonaccruing loans:
Commercial
Energy	$1,399	$31,091
Healthcare	41,034	15,762
Services	16,228	17,170
General business	1,636	10,081
Total commercial	60,297	74,104

Commercial real estate	16,570	14,262

Paycheck protection program	—	—

Loans to individuals
Residential mortgage	29,791	31,574
Residential mortgage guaranteed by U.S. government agencies	15,005	13,861
Personal	134	258
Total loans to individuals	44,930	45,693
Total nonaccruing loans	121,797	134,059
Accruing renegotiated loans guaranteed by U.S. government agencies	163,535	210,618
Real estate and other repossessed assets	14,304	24,589
Total nonperforming assets	$299,636	$369,266
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$121,096	$144,787

Allowance for loan losses to nonaccruing loans[1]	220.71%	213.33%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to nonaccruing loans[1]	277.76%	240.77%
Nonperforming assets to outstanding loans and repossessed assets	1.33%	1.83%
Nonperforming assets to outstanding loans and repossessed assets[1]	0.54%	0.73%
Nonaccruing loans to outstanding loans	0.54%	0.66%
Nonaccruing commercial loans to outstanding commercial loans	0.42%	0.59%
Nonaccruing commercial real estate loans to outstanding commercial real estate loans	0.36%	0.37%
Nonaccruing loans to individuals to outstanding loans to individuals[1]	0.86%	0.98%
Accruing loans 90 days or more past due[1]	$510	$313
1     Excludes residential mortgages guaranteed by U.S. government agencies.

Excluding loans guaranteed by U.S. government agencies, nonperforming assets decreased $24 million compared to December 31, 2021, primarily due to a $30 million decrease in nonaccruing energy loans, a $10 million decrease in real estate and other repossessed assets and an $8.4 million decrease in nonaccruing general business loans. These decreases were partially offset by a $25 million increase in nonaccruing healthcare sector loans. Newly identified nonaccruing loans totaled $97 million, offset by $55 million in payments, $29 million of charge-offs, $13 million of loans returning to accrual status and $12 million in foreclosures. The Company generally retains nonperforming assets to maximize potential recovery, which may cause future nonperforming assets to decrease more slowly.

A rollforward of nonperforming assets for the years ended December 31, 2022 and December 31, 2021 follows in Table 28.

Table 28 – Rollforward of Nonperforming Assets
(In thousands)

	Year Ended December 31, 2022
	Nonaccruing Loans
	Commercial	Commercial Real Estate	Loan to Individuals	Total	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, December 31, 2021	$74,104	$14,262	$45,693	$134,059	$210,618	$24,589	$369,266
Additions	58,822	20,683	17,372	96,877	38,644	—	135,521
Payments	(42,484)	(944)	(12,049)	(55,477)	(6,382)	—	(61,859)
Charge-offs	(22,382)	(269)	(6,095)	(28,746)	—	—	(28,746)
Net gains (losses) and write-downs	—	—	—	—	—	(1,194)	(1,194)
Foreclosure of nonaccruing loans	(7,960)	(3,956)	(410)	(12,326)	—	12,326	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(4,929)	(4,929)	(3,431)	—	(8,360)
Proceeds from sales	—	—	—	—	(71,520)	(21,417)	(92,937)
Net transfers to nonaccruing loans	—	—	5,774	5,774	(5,774)	—	—
Return to accrual status	197	(13,206)	(426)	(13,435)	—	—	(13,435)
Other, net	—	—	—	—	1,380	—	1,380
Balance, December 31, 2022	$60,297	$16,570	$44,930	$121,797	$163,535	$14,304	$299,636

	Year Ended December 31, 2021
	Nonaccruing Loans
	Commercial	Commercial Real Estate	Loan to Individuals	Total	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, December 31, 2020	$167,159	$27,246	$40,288	$234,693	$151,775	$90,526	$476,994
Additions	61,129	327	25,241	86,697	105,535	8,688	200,920
Net transfer from premises and equipment	—	—	—	—	—	217	217
Payments	(102,717)	(10,537)	(17,443)	(130,697)	(3,948)	—	(134,645)
Charge-offs	(43,956)	(2,485)	(4,910)	(51,351)	—	—	(51,351)
Net gains (losses) and write-downs	—	—	—	—	—	13,842	13,842
Foreclosure of nonaccruing loans	(7,511)	—	(809)	(8,320)	—	8,320	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(2,435)	(2,435)	(866)	—	(3,301)
Proceeds from sales	—	—	—	—	(37,322)	(97,004)	(134,326)
Net transfers to nonaccruing loans	—	—	6,081	6,081	(6,081)	—	—
Return to accrual status	—	(289)	(320)	(609)	—	—	(609)
Other, net	—	—	—	—	1,525	—	1,525
Balance, December 31, 2021	$74,104	$14,262	$45,693	$134,059	$210,618	$24,589	$369,266

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

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets totaled $14 million at December 31, 2022, composed primarily of $9.5 million of developed commercial real estate. Real estate and other repossessed assets decreased $10 million compared to December 31, 2021, primarily related to the sale of developed commercial real estate and oil and gas properties.
Liquidity and Capital

BOK Financial has numerous material cash requirements in the normal course of business. These obligations include deposits and other borrowed funds, leased premises, commitments to extend credit to borrowers and to purchase securities, derivative contracts and contracts for services such as data processing that are integral to our operations. Additional information on loan commitments can be found in the "Loan Commitments" section of Management's Discussion and Analysis while the distribution of time deposit balances can be located in Note 8, "Deposits," and information related to Other Borrowings can be located in Note 9, "Other Borrowings."

Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks, provide adequate liquidity to meet our operating needs. Based on the average balances for 2022, approximately 80% of our funding was provided by deposit accounts, 6% from borrowed funds, less than 1% from long-term subordinated debt and 10% from equity. The loan to deposit ratio increased to 65% at December 31, 2022 from 49% at December 31, 2021, and continues to provide significant on-balance sheet liquidity to meet future loan demand and contractual obligations. BOK Financial, similar to the banking industry as a whole, saw deposits decline in 2022 as customers begin redeploying capital and moving to other off-balance sheet alternatives seeking higher yields in the rising interest rate environment. We are maintaining higher balances at the Federal Reserve to cover vital business obligations, to meet future asset growth opportunities and to stay nimble in a rising rate environment.

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

Table 29 - Average Deposits by Line of Business
(In thousands)

	Year Ended December 31,
	2022	2021
Commercial Banking	$18,323,412	$17,659,695
Consumer Banking	8,763,046	8,439,577
Wealth Management	8,491,377	9,426,771
Subtotal	35,577,835	35,526,043
Funds Management and other	2,273,446	2,394,934
Total	$37,851,281	$37,920,977

Average deposits for 2022 totaled $37.9 billion, a decrease of $70 million compared to the prior year, primarily driven by institutional clients moving to off-balance sheet alternatives seeking higher yields. Interest-bearing transaction deposit account balances decreased $1.1 billion while demand deposits increased $1.4 billion. Average time deposits also decreased $430 million.

Average deposits attributed to Commercial Banking were $18.3 billion for 2022, a $664 million or 4% increase over 2021. Demand deposit balances increased $984 million or 11%. Time deposit balances decreased $227 million or 43% while interest-bearing transaction account balances decreased $94 million or 1%. Commercial customers continued to retain large cash reserves, especially in the first half of the year, primarily due to a combination of factors including uncertainty about the economic environment and potential for growth, lack of preferable liquid alternatives and a desire to minimize deposit charges through the earnings credit. The earnings credit is a non-cash method that enables commercial customers to offset deposit service charges based on account balances. We anticipate that commercial deposit balances may contract as short-term rates continue to move higher enhancing other investment alternatives for commercial customers.

Average Consumer Banking deposit balances increased $323 million or 4% over the prior year. Average interest-bearing transaction account balances increased $234 million or 6%. Average demand deposit account balances grew by $101 million or 3% while savings deposits increased $99 million or 12%. Time deposit balances decreased $110 million or 14%.

Average Wealth Management deposit balances decreased by $935 million or 10% compared to the prior year. Interest-bearing transaction balances decreased $1.1 billion or 14%. Non-interest-bearing demand deposits increased $234 million or 17% and time deposit balances decreased $110 million or 19%.

Brokered deposits included in time deposits averaged $51 million for 2022 compared to $62 million for 2021. Brokered deposits included in time deposits totaled $42 million at December 31, 2022 and $49 million at December 31, 2021.

Average interest-bearing transaction accounts for 2022 included $1.9 billion of brokered deposits compared to $2.1 billion for 2021. Brokered deposits included in interest-bearing transaction accounts totaled $1.5 billion at December 31, 2022 and $2.1 billion at December 31, 2021.

The distribution of our period end deposit account balances among principal markets follows in Table 30.

Table 30 - Period End Deposits by Principal Market Area
(In thousands)

	December 31,
	2022	2021
Oklahoma:
Demand	$4,585,963	$5,433,405
Interest-bearing:
Transaction	9,475,528	12,689,367
Savings	555,407	521,439
Time	794,002	978,822
Total interest-bearing	10,824,937	14,189,628
Total Oklahoma	15,410,900	19,623,033

Texas:
Demand	3,873,759	4,552,983
Interest-bearing:
Transaction	4,878,482	5,345,461
Savings	178,356	178,458
Time	356,538	337,559
Total interest-bearing	5,413,376	5,861,478
Total Texas	9,287,135	10,414,461

Colorado:
Demand	2,462,891	2,526,855
Interest-bearing:
Transaction	2,123,218	2,334,371
Savings	77,961	78,636
Time	135,043	174,351
Total interest-bearing	2,336,222	2,587,358
Total Colorado	4,799,113	5,114,213

New Mexico:
Demand	1,141,958	1,196,057
Interest-bearing:
Transaction	691,915	858,394
Savings	112,430	107,963
Time	133,625	163,871
Total interest-bearing	937,970	1,130,228
Total New Mexico	2,079,928	2,326,285

	December 31,
	2022	2021
Arizona:
Demand	844,327	934,282
Interest-bearing:
Transaction	739,628	834,491
Savings	16,496	16,182
Time	24,846	31,274
Total interest-bearing	780,970	881,947
Total Arizona	1,625,297	1,816,229

Kansas/Missouri:
Demand	436,259	658,342
Interest-bearing:
Transaction	694,163	1,086,946
Savings	20,678	18,844
Time	12,963	12,255
Total interest-bearing	727,804	1,118,045
Total Kansas/Missouri	1,164,063	1,776,387

Arkansas:
Demand	50,180	42,499
Interest-bearing:
Transaction	56,181	119,543
Savings	3,083	3,213
Time	4,825	6,196
Total interest-bearing	64,089	128,952
Total Arkansas	114,269	171,451
Total BOK Financial deposits	$34,480,705	$41,242,059

Estimated uninsured deposits totaled $21.3 billion at December 31, 2022 and $27.1 billion at December 31, 2021. The portion of time deposits in excess of the FDIC limit, as applied without regard to other deposit balances held by the depositor, were $373 million at December 31, 2022.

In addition to deposits, liquidity for the subsidiary bank is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan Banks from across the country. The Company had no wholesale federal funds purchased at December 31, 2022 or December 31, 2021. Securities repurchase agreements generally mature within 90 days and are secured by certain trading or available for sale securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $1.6 billion during 2022 and $1.7 billion during 2021.

At December 31, 2022, the estimated unused credit available to BOKF, NA from collateralized sources was approximately $12.5 billion.

BOKF, NA also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold in GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors.
See Note 9 to the Consolidated Financial Statements for a summary of other borrowings.
Parent Company and Other Non-Bank Subsidiaries

The primary sources of liquidity for BOK Financial are cash on hand and dividends from the subsidiary bank. Cash and cash equivalents totaled $165 million at December 31, 2022. Dividends from the subsidiary bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At December 31, 2022, based on the most restrictive limitations as well as management’s internal capital policy, BOKF, NA could declare up to $227 million of dividends without regulatory approval. Dividend constraints may be alleviated through increases in retained earnings, capital issuances or changes in risk weighted assets. Future losses or increases in required regulatory capital could also affect its ability to pay dividends to the parent company.

As a result of the acquisition of CoBiz Financial, we obtained $60 million of subordinated debt issued in June 2015 that will mature on June 25, 2030. This debt bears interest at the rate of 5.625% through June 25, 2025 and thereafter, the notes will bear an annual floating rate equal to 3-month LIBOR plus 317 basis points. We also acquired $72 million of junior subordinated debentures. Interest is based on spreads over 3-month LIBOR ranging from 145 basis points to 295 basis points and mature September 17, 2033 through September 30, 2035. The junior subordinated debentures are subject to early redemption prior to maturity. These LIBOR-based subordinated debentures will be subject to transition on July 1, 2023 in conjunction with the Adjustable Interest Rate (LIBOR) Act as implemented by the Board of Governors of the Federal Reserve System.

Shareholders' equity at December 31, 2022 was $4.7 billion, a decrease of $681 million compared to December 31, 2021. Net income less cash dividends paid increased equity $376 million during 2022. Changes in interest rates resulted in an accumulated other comprehensive loss of $837 million at December 31, 2022, compared to accumulated comprehensive income of $72 million at December 31, 2021. We also repurchased $155 million of common shares during 2022. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On November 1, 2022, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock, subject to market conditions, securities laws and other regulatory compliance limitations. This authorization replaces the existing board authorization for the purchase of five million commons shares, under which 4,651,465 shares were repurchased. As of December 31, 2022, the Company had repurchased 314,406 shares under this new authorization. The Company repurchased 1,632,401 shares during 2022 at an average price of $94.88 per share. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.

BOK Financial and the subsidiary bank are subject to various capital requirements administered by federal agencies. Failure to meet minimum capital requirements, including a capital conservation buffer, can result in certain mandatory and additional discretionary actions by regulators that could have a material impact on operations including restrictions on capital distributions from dividends and share repurchases and executive bonus payments. These capital requirements include quantitative measures of assets, liabilities and off-balance sheet items. The capital standards are also subject to qualitative judgments by the regulators.

A summary of minimum capital requirements follows for BOK Financial on a consolidated basis in Table 31.

Table 31 – Capital Ratios

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer

				December 31,
				2022	2021
Risk-based capital:
Common equity Tier 1	4.50%	2.50%	7.00%	11.69%	12.24%
Tier 1 capital	6.00%	2.50%	8.50%	11.71%	12.25%
Total capital	8.00%	2.50%	10.50%	12.67%	13.29%
Tier 1 Leverage	4.00%	N/A	4.00%	9.91%	8.55%

Average total equity to average assets				10.24%	10.68%
Tangible common equity ratio				7.63%	8.61%

In March 2020, in response to the impact on the financial markets by the COVID-19 pandemic, the banking agencies issued an interim final rule permitting banking organizations that implement CECL the option to delay for two years an estimate of the CECL methodology's effect on regulatory capital, followed by a three-year transition period. The estimate includes the implementation date adjustment as of January 1, 2020 plus an estimate of the impact of the change for a two year period following implementation of CECL. We elected to delay the regulatory capital impact of the transition in accordance with the interim final rule. Deferral of the impact of CECL added 8 basis points to the Company's Common equity Tier 1 capital at December 31, 2022.
Capital resources of financial institutions are also regularly measured by the tangible common shareholders’ equity ratio. Tangible common shareholders’ equity is shareholders’ equity as defined by generally accepted accounting principles in the United States of America ("GAAP"), including unrealized gains and losses on available for sale securities, less intangible assets and equity which does not benefit common shareholders. Equity that does not benefit common shareholders includes preferred equity. This non-GAAP measure is a valuable indicator of a financial institution’s capital strength since it eliminates intangible assets from shareholders’ equity and retains the effect of unrealized losses on securities and other components of accumulated other comprehensive income in shareholders’ equity.

Non-GAAP Measures

In this report we may sometimes use non-GAAP financial measures. Please note that although non-GAAP financial measures provide useful insight to analysts, investors and regulators, they should not be considered in isolation or relied upon as a substitute for analysis using GAAP measures.

Table 32 following provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 32 – Non-GAAP Measures
(Dollars in thousands)

	December 31,
	2022	2021
Tangible common equity ratio:
Total shareholders' equity	$4,682,649	$5,363,732
Less: Goodwill and intangible assets, net	1,120,880	1,136,527
Tangible common equity	3,561,769	4,227,205
Total assets	47,790,642	50,249,431
Less: Goodwill and intangible assets, net	1,120,880	1,136,527
Tangible assets	$46,669,762	$49,112,904
Tangible common equity ratio	7.63%	8.61%

Pre-provision net revenue:
Net income before taxes	$660,157	$796,100
Add: Provision for expected credit losses	30,000	(100,000)
Less: Net income (loss) attributable to non-controlling interests	20	(1,796)
Pre-provision net revenue	$690,137	$697,896

Pre-provision net revenue is a measure of revenue less expenses, and is calculated before provision for credit losses and income tax expense. This financial measure is frequently used by investors and analysts that enables them to assess a company's ability to generate earnings to cover credit losses through a credit cycle. It also provides an additional basis for comparing the results of operations between periods by isolating the impact of the provision for credit losses which can vary significantly between periods.

Off-Balance Sheet Arrangements

See Note 14 to the Consolidated Financial Statements for a discussion of the Company’s significant off-balance sheet commitments.

Recently Issued Accounting Standards

See Note 1 of the Consolidated Financial Statements for disclosure of newly adopted and pending accounting standards.

Forward-Looking Statements

This 10-K contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about BOK Financial, the financial services industry, the economy generally and the expected or potential impact of the COVID-19 pandemic, and the related responses of the government, consumers, and others, on our business, financial condition and results of operations. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "plans," "projects," "will," "intends," variations of such words and similar expressions are intended to identify such forward-looking statements. Management judgments relating to and discussion of the provision and allowance for credit losses, allowance for uncertain tax positions, accruals for loss contingencies and valuation of mortgage servicing rights involve judgments as to expected events and are inherently forward-looking statements. Assessments that acquisitions and growth endeavors will be profitable are necessary statements of belief as to the outcome of future events based in part on information provided by others which BOK Financial has not independently verified. These various forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions which are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what is expected, implied or forecasted in such forward-looking statements. Internal and external factors that might cause such a difference include, but are not limited to changes in government, consumer or business responses to, and ability to treat or prevent further outbreak of the COVID-19 pandemic, commodity prices, interest rates and interest rate relationships, inflation, demand for products and services, the degree of competition by traditional and nontraditional competitors, changes in banking regulations, tax laws, prices, levies and assessments, the impact of technological advances, and trends in customer behavior as well as their ability to repay loans. BOK Financial and its affiliates undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

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

BOK Financial is subject to market risk primarily through the effect of changes in interest rates on both its assets held for purposes other than trading and trading assets. The effects of other changes such as foreign exchange rates, commodity prices or equity prices do not pose significant market risk to BOK Financial. BOK Financial has no material investments in assets that are affected by changes in foreign exchange rates or equity prices. Energy and other commodity derivative contracts, which are affected by changes in commodity prices, are matched against offsetting contracts as previously discussed.

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

The Bank has ceased production of new LIBOR-based exposure as of December 31, 2021 and now offers floating rate products in various alternative reference rates with the majority of volume being observed thus far in simple or term rate versions of the Secured Overnight Financing Rate ("SOFR"). Key loan provisions have been modified so that new and renewed loans include LIBOR fallback language designed to ensure the smoothest possible transition from LIBOR to the new benchmark when such transition occurs. All existing financial contracts with direct exposure to LIBOR have been inventoried, and the Company has taken action to transition these exposures to an alternative reference rate in advance of the June 30, 2023 deadline.

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
The interest rate sensitivity in Table 33 indicates management’s estimation of the impact of rate changes on net interest revenue. Should deposit costs be 10%more sensitive to changes in rates, the variation in net interest revenue over the next twelve months would be (1.75)%, or ($27.2 million) for the 200 basis point increase scenario. Alternatively, should deposit funding costs be 10% less sensitive to changes in rates, the variation in net interest revenue over the next twelve months would be an increase of 0.34%, or $5.2 million for the 200 basis point increase scenario. Additionally, in a flattening yield curve scenario where long-term rates increase by 100 basis points and short-term rates increase by 200 basis points, net interest revenue would decrease approximately 2.52%, or $39.1 million.

Table 33 – Interest Rate Sensitivity
(Dollars in thousands)

	December 31, 2022			December 31, 2021
	200 bp Increase	100 bp Increase	100 bp Decrease	200 bp Increase	100 bp Increase	100 bp Decrease
Anticipated impact over the next twelve months on net interest revenue	$(10,980)	$8,440	$(42,660)	$87,241	$54,213	$(24,759)
	(0.71)%	0.54%	(2.75)%	7.60%	4.72%	(2.16)%
Anticipated impact over months twelve through twenty-four	$4,090	$40,190	$(129,900)	$185,054	$129,850	$(74,983)
	0.24%	2.39%	(7.71)%	16.03%	11.25%	(6.50)%

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

Table 34 - MSR Asset and Hedge Sensitivity Analysis
(In thousands)

	December 31,
	2022		2021
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
MSR Asset	$6,100	$(8,195)	$31,856	$(41,815)
MSR Hedge	(7,400)	6,810	(38,213)	36,692
Net Exposure	(1,300)	(1,385)	(6,357)	(5,123)

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

Table 35 - Mortgage Pipeline Sensitivity Analysis
(In thousands)

	Year Ended December 31,
	2022		2021
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(75)	$(183)	$(430)	$(439)
Low[2]	381	91	103	13
High[3]	(402)	(779)	(1,244)	(1,097)
Period End	(71)	(30)	(85)	(181)
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

Due to inherent limitations of the VaR methodology, including its reliance on past market behavior which might not be indicative of future market performance, VaR is only one of several tools used to measure and manage market risk. Other tools used to actively manage market risk include stress testing ("Stressed VaR"), and sensitivity analysis.

Stressed VaR is calculated using the same internal models as used for the VaR-based measure. Stressed VaR is calculated over a ten-day holding period at a one-tail, 99% confidence level and employs a historical simulation approach based on a continuous twelve-month historical window selected to reflect a period of significant financial stress for the Company’s trading portfolio.

The trading portfolio’s VaR and Stressed VaR profiles are influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. Table 36 below summarizes certain VaR and Stressed VaR based measures for the three months ended December 31, 2022, September 30, 2022, December 31, 2021 and September 30, 2021. In the fourth quarter of 2022, the period-end VaR and SVaR measures increased relative to the previous quarter mainly due to an increase in total trading assets. Both VaR and SVaR measures decreased relative to 2021 due to a decrease in basis risk between trading assets and their economic hedges.

Table 36 –VaR and SVaR Measures
(In thousands)

	Three Months Ended				Three Months Ended
	Dec. 31, 2022		Sep. 30, 2022		Dec. 31, 2021		Sep. 30, 2021
	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR
Average[1]	$3,927	$7,091	$2,644	$7,555	$8,930	$40,010	$9,600	$19,230
Low	933	3,210	1,044	4,051	6,100	21,390	5,220	9,050
High	9,077	15,396	5,930	14,030	15,060	67,440	16,350	37,810
Period End	8,000	13,819	1,584	5,478	9,770	45,050	5,690	22,200

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

Table 37 –Trading Securities Sensitivity Analysis
(In thousands)

	Year Ended December 31,
	2022		2021
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$790	$280	$(852)	$3,364
Low[2]	8,643	12,277	8,631	13,323
High[3]	(11,253)	(6,325)	(9,345)	(5,392)
Period End	3,507	(3,458)	1,587	355
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

Model Risk Governance and Review

BOK Financial has an internal but independent Model Risk Governance and Review ("MRGR") team that validates models to verify they are conceptually sound, computationally accurate, performing as expected and in line with their intended use. MRGR also enforces the Company’s model risk governance program that defines roles and responsibilities, including the authority to levy findings requiring remediation and to restrict model usage.

Model Validation

MRGR is independent of both the developers and users of the models. The team validates models through an evaluation process that assesses the data, theory, implementation, outcomes and governance of each scenario. MRGR assigns each model a model risk score, which determines the frequency and scope of each validation. Validations comprise an assessment of model performance as well as a model’s potential limitations given its particular assumptions or weaknesses. Based on the results of the review, the team determines the use case for the model. The ultimate validation results may require remediation actions from the business line. MRGR communicates their result as one of the following three outcomes: "Approved for use," "Approved with findings," or "Unapproved."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management on Internal Control over Financial Reporting

Management of BOK Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), as amended. Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in "Internal Control – Integrated Framework," issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in 2013. Based on that assessment and criteria, management has determined that the Company maintained effective internal control over financial reporting as of December 31, 2022.

Ernst & Young LLP (PCAOB ID: 42), the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this annual report has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. Their report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, is included in this annual report.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BOK Financial Corporation

Opinion on Internal Control over Financial Reporting
We have audited BOK Financial Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BOK Financial Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of BOK Financial Corporation as of December 31, 2022 and 2021, and the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes, and our report dated March 1, 2023 expressed an unqualified opinion thereon.
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
March 1, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BOK Financial Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BOK Financial Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2023 expressed an unqualified opinion thereon.
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

Allowance for credit losses
Description of the Matter
The Company’s loan portfolio totaled $22.6 billion as of December 31, 2022, and the associated allowance for credit losses (ACL) was $296.6 million. A $30 million provision for credit losses was recorded for the year ended December 31, 2022. As discussed in Note 1 and 4 to the consolidated financial statements, management’s estimate for the expected credit losses within the loan portfolio represents the portion of amortized cost basis of loans and related unfunded commitments they do not expect to collect over the asset’s contractual life, considering past events, current conditions, as well as reasonable and supportable forecasts of future economic conditions. The allowance for credit losses consists of specific allowances attributed to certain individual loans, generally non-accruing loans, with dissimilar risk characteristics that have not yet been charged down to amounts they expect to recover, general allowances for estimated credit losses on pools of loans that share similar risk characteristics, and qualitative reserves with the estimated impact of factors that are not captured in the modeled results or historical experience.

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

With respect to general ACL models, with the support of EY specialists, we evaluated model design and re-performed the calculation for a sample of models. We also tested the appropriateness of key inputs and assumptions used in these models by agreeing a sample of inputs to source documentation.

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
Tulsa, Oklahoma
March 1, 2023

Consolidated Statements of Earnings

(In thousands, except share and per share data)
	Year Ended December 31,
Interest and dividend revenue	2022	2021	2020
Loans	$976,653	$769,357	$889,507
Residential mortgage loans held for sale	6,027	5,465	6,397
Trading securities	115,048	155,989	67,689
Investment securities	24,072	10,430	11,943
Available for sale securities	248,323	230,383	261,196
Fair value option securities	2,145	1,542	18,475
Restricted equity securities	8,282	5,703	10,963
Interest-bearing cash and cash equivalents	11,552	1,060	2,830
Total interest and dividend revenue	1,392,102	1,179,929	1,269,000
Interest expense
Deposits	121,749	33,484	89,996
Borrowed funds	52,483	17,877	56,616
Subordinated debentures	6,490	10,535	13,944
Total interest expense	180,722	61,896	160,556
Net interest and dividend revenue	1,211,380	1,118,033	1,108,444
Provision for credit losses	30,000	(100,000)	222,592
Net interest and dividend revenue after provision for credit losses	1,181,380	1,218,033	885,852
Other operating revenue
Brokerage and trading revenue	140,978	112,989	221,833
Transaction card revenue	104,266	96,983	90,182
Fiduciary and asset management revenue	196,326	178,274	167,445
Deposit service charges and fees	110,636	104,217	96,805
Mortgage banking revenue	49,365	105,896	182,360
Other revenue	55,642	69,950	51,695
Total fees and commissions	657,213	668,309	810,320
Other gains, net	123	63,742	6,046
Gain (loss) on derivatives, net	(73,011)	(19,378)	42,320
Gain (loss) on fair value option securities, net	(20,358)	(2,239)	53,248
Change in fair value of mortgage servicing rights	80,261	41,637	(79,524)
Gain (loss) on available for sale securities, net	(971)	3,704	9,910
Total other operating revenue	643,257	755,775	842,320
Other operating expense
Personnel	670,918	695,382	688,474
Business promotion	26,435	16,289	14,511
Charitable contributions to BOKF Foundation	2,500	9,000	9,000
Professional fees and services	56,342	50,906	53,437
Net occupancy and equipment	116,867	108,587	112,722
Insurance	17,994	15,881	19,990
Data processing and communications	165,907	151,614	135,497
Printing, postage and supplies	15,857	14,218	15,061
Amortization of intangible assets	15,692	18,311	20,443
Mortgage banking costs	35,834	42,698	56,711
Other expense	40,134	54,822	38,462
Total other operating expense	1,164,480	1,177,708	1,164,308
Net income before taxes	660,157	796,100	563,864
Federal and state income taxes	139,864	179,775	128,793
Net income	520,293	616,325	435,071
Net income (loss) attributable to non-controlling interests	20	(1,796)	41
Net income attributable to BOK Financial Corporation shareholders	$520,273	$618,121	$435,030
Earnings per share:
Basic	$7.68	$8.95	$6.19
Diluted	$7.68	$8.95	$6.19
Average shares used in computation:
Basic	67,212,728	68,591,920	69,840,977
Diluted	67,212,735	68,594,322	69,844,172
Dividends declared per share	$2.13	$2.09	$2.05
See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(In thousands)
	Year Ended December 31,
	2022	2021	2020
Net income	$520,293	$616,325	$435,071
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	(1,227,414)	(341,369)	313,796
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	42,514	—	—
Operating expense, Personnel	(3,483)	—	—
Loss (gain) on available for sale securities, net	971	(3,704)	(9,910)
Other comprehensive gain (loss), before income taxes	(1,187,412)	(345,073)	303,886
Federal and state income taxes	(278,086)	(81,576)	72,941
Other comprehensive gain (loss), net of income taxes	(909,326)	(263,497)	230,945
Comprehensive income (loss)	(389,033)	352,828	666,016
Comprehensive income (loss) attributable to non-controlling interests	20	(1,796)	41
Comprehensive income (loss) attributable to BOK Financial Corp. shareholders	$(389,053)	$354,624	$665,975
See accompanying notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(In thousands, except share data)
	December 31,
	2022	2021

Assets
Cash and due from banks	$943,810	$712,067
Interest-bearing cash and cash equivalents	457,906	2,125,343
Trading securities	4,464,161	9,136,813
Investment securities, net of allowance (fair value: 2022 – $2,346,768; 2021 – $231,395)	2,513,687	210,444
Available for sale securities	11,493,860	13,157,817
Fair value option securities	296,590	43,770
Restricted equity securities	299,651	83,113
Residential mortgage loans held for sale	75,272	192,295
Loans	22,557,150	20,205,680
Allowance for loan losses	(235,704)	(256,421)
Loans, net of allowance	22,321,446	19,949,259
Premises and equipment, net	565,175	574,148
Receivables	273,815	223,021
Goodwill	1,044,749	1,044,749
Intangible assets, net	76,131	91,778
Mortgage servicing rights	277,608	163,198
Real estate and other repossessed assets, net of allowance (2022 – $10,115; 2021 – $6,083)	14,304	24,589
Derivative contracts, net	880,343	1,097,297
Cash surrender value of bank-owned life insurance	406,751	405,607
Receivable on unsettled securities sales	31,004	56,172
Other assets	1,354,379	957,951
Total assets	$47,790,642	$50,249,431

Liabilities and Equity
Liabilities:
Noninterest-bearing demand deposits	$13,395,337	$15,344,423
Interest-bearing deposits:
Transaction	18,659,115	23,268,573
Savings	964,411	924,735
Time	1,461,842	1,704,328
Total deposits	34,480,705	41,242,059
Funds purchased and repurchase agreements	2,270,377	2,326,449
Other borrowings	4,736,908	36,753
Subordinated debentures	131,205	131,226
Accrued interest, taxes and expense	296,870	273,041
Derivative contracts, net	554,900	275,625
Due on unsettled securities purchases	147,470	160,686
Other liabilities	484,849	435,221
Total liabilities	43,103,284	44,881,060
Shareholders' equity:
Common stock ($0.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: 2022 – 76,423,345; 2021 – 76,254,029)	5	5
Capital surplus	1,390,395	1,378,794
Retained earnings	4,824,164	4,447,691
Treasury stock (shares at cost: 2022 – 9,464,711; 2021 – 7,786,257)	(694,960)	(535,129)
Accumulated other comprehensive income (loss)	(836,955)	72,371
Total shareholders’ equity	4,682,649	5,363,732
Non-controlling interests	4,709	4,639
Total equity	4,687,358	5,368,371
Total liabilities and equity	$47,790,642	$50,249,431
See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Equity

(In thousands)							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock			Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, December 31, 2019	75,759	$5	$1,350,995	$3,729,778	5,179	$(329,906)	$104,923	$4,855,795	$8,124	$4,863,919
Transition adjustment - CECL	—	—	—	(46,696)	—	—	—	(46,696)	—	(46,696)
Balance, January 1, 2020, Adjusted	75,759	$5	$1,350,995	$3,683,082	5,179	$(329,906)	$104,923	$4,809,099	$8,124	$4,817,223
Net income (loss)	—	—	—	435,030	—	—	—	435,030	41	435,071
Other comprehensive income	—	—	—	—	—	—	230,945	230,945	—	230,945
Repurchase of common stock	—	—	—	—	1,107	(75,830)	—	(75,830)	—	(75,830)
Share-based compensation plans:
Stock options exercised	12	—	675	—	—	—	—	675	—	675
Non-vested shares awarded, net	224	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	72	(5,608)	—	(5,608)	—	(5,608)
Share-based compensation	—	—	16,392	—	—	—	—	16,392	—	16,392
Cash dividends on common stock	—	—	—	(144,437)	—	—	—	(144,437)	—	(144,437)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	17,130	17,130
Balance, December 31, 2020	75,995	$5	$1,368,062	$3,973,675	6,358	$(411,344)	$335,868	$5,266,266	$25,295	$5,291,561
Net income (loss)	—	—	—	618,121	—	—	—	618,121	(1,796)	616,325
Other comprehensive loss	—	—	—	—	—	—	(263,497)	(263,497)	—	(263,497)
Repurchase of common stock	—	—	—	—	1,360	(117,938)	—	(117,938)	—	(117,938)
Share-based compensation plans:
Stock options exercised	17	—	973	—	—	—	—	973	—	973
Non-vested shares awarded, net	242	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	68	(5,847)	—	(5,847)	—	(5,847)
Share-based compensation	—	—	9,759	—	—	—	—	9,759	—	9,759
Cash dividends on common stock	—	—	—	(144,105)	—	—	—	(144,105)	—	(144,105)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(18,860)	(18,860)
Balance, December 31, 2021	76,254	$5	$1,378,794	$4,447,691	7,786	$(535,129)	$72,371	$5,363,732	$4,639	$5,368,371

(In thousands)							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock			Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, December 31, 2021	76,254	5	1,378,794	4,447,691	7,786	(535,129)	72,371	5,363,732	4,639	5,368,371
Net income (loss)	—	—	—	520,273	—	—	—	520,273	20	520,293
Other comprehensive loss	—	—	—	—	—	—	(909,326)	(909,326)	—	(909,326)
Repurchase of common stock	—	—	—	—	1,633	(154,887)	—	(154,887)	—	(154,887)
Share-based compensation plans:
Stock options exercised	1	—	37	—	—	—	—	37	—	37
Non-vested shares awarded, net	168	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	46	(4,944)	—	(4,944)	—	(4,944)
Share-based compensation	—	—	11,564	—	—	—	—	11,564	—	11,564
Cash dividends on common stock	—	—	—	(143,800)	—	—	—	(143,800)	—	(143,800)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	50	50
Balance, December 31, 2022	76,423	$5	$1,390,395	$4,824,164	9,465	$(694,960)	$(836,955)	$4,682,649	$4,709	$4,687,358

See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	2022	2021	2020
Cash Flows From Operating Activities:
Net income	$520,293	$616,325	$435,071
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	30,000	(100,000)	222,592
Change in fair value of mortgage servicing rights due to market changes	(80,261)	(41,637)	79,524
Change in fair value of mortgage servicing rights due to principal payments	31,741	38,761	41,598
Net unrealized losses (gains) from derivative contracts	(52,214)	30,201	(59,253)
Share-based compensation	11,564	9,759	16,392
Depreciation and amortization	107,563	102,468	99,013
Net amortization of discounts and premiums	9,215	18,293	5,357
Net losses (gains) on financial instruments and other losses (gains), net	846	(67,446)	(15,949)
Net gain on mortgage loans held for sale	(2,948)	(70,464)	(114,545)
Mortgage loans originated for sale	(1,180,403)	(2,818,789)	(3,764,112)
Proceeds from sale of mortgage loans held for sale	1,295,588	2,939,522	3,817,475
Capitalized mortgage servicing rights	(18,215)	(31,132)	(31,209)
Change in trading and fair value option securities	4,419,761	(4,357,950)	(2,103,931)
Change in receivables	(34,301)	39,183	945,087
Change in other assets	13,205	(12,568)	1,739
Change in other liabilities	50,836	12,897	8,895
Net cash provided by (used in) operating activities	5,122,270	(3,692,577)	(416,256)
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	157,796	33,865	46,992
Proceeds from maturities or redemptions of available for sale securities	2,192,200	3,500,081	2,695,067
Purchases of investment securities	(10,000)	—	—
Purchases of available for sale securities	(4,533,892)	(4,607,199)	(4,575,324)
Proceeds from sales of available for sale securities	307,481	622,881	384,507
Change in amount receivable on unsettled available for sale securities transactions	9,629	(10,406)	(6,357)
Loans originated, net of principal collected	(2,348,586)	2,853,326	(1,103,752)
Net payments or proceeds on derivative asset contracts	(7,099)	161,093	(121,130)
Net change in restricted equity securities	(216,538)	88,278	289,161
Proceeds from disposition of assets	60,769	165,040	73,135
Purchases of assets	(215,046)	(204,287)	(141,134)
Net cash provided by (used in) investing activities	(4,603,286)	2,602,672	(2,458,835)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	(6,518,868)	5,360,979	8,773,433
Net change in time deposits	(242,486)	(262,800)	(250,721)
Net change in other borrowed funds	4,609,824	(1,269,241)	(5,091,026)
Repayment of subordinated debentures	—	(150,000)	—
Change in amount due on unsettled security purchases	(17,782)	(117,452)	63,521
Issuance of common and treasury stock, net	(4,907)	(4,874)	(4,933)
Net change in derivative margin accounts	519,797	(467,865)	(600,218)
Net payments or proceeds on derivative liability contracts	(1,569)	(79,962)	127,054
Repurchase of common stock	(154,887)	(117,938)	(75,830)
Dividends paid	(143,800)	(144,105)	(144,437)
Net cash provided by (used in) financing activities	(1,954,678)	2,746,742	2,796,843
Net increase (decrease) in cash and cash equivalents	(1,435,694)	1,656,837	(78,248)
Cash and cash equivalents at beginning of period	2,837,410	1,180,573	1,258,821
Cash and cash equivalents at end of period	$1,401,716	$2,837,410	$1,180,573

Supplemental Cash Flow Information:
Cash paid for interest	$176,081	$68,775	$160,288
Cash paid for taxes	$79,532	$135,331	$136,181
Net loans and bank premises transferred to repossessed real estate and other assets	$12,326	$8,320	$85,323
Transfer of available for sale securities to investment securities	$2,454,273	$—	$—
Increase in U.S. government guaranteed loans eligible for repurchase	$34,259	$87,087	$290,977
Increase in receivables from conveyance of GNMA OREO	$8,451	$6,376	$11,322
Right-of-use assets obtained in exchange for operating lease liabilities	$22,059	$40,798	$16,177
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

BOK Financial offers programs that permit its customers to manage various risks, including fluctuations in energy, interest rates, foreign exchange rates, and other commodities with derivative contracts. Customers may also manage interest rate risk through interest rate swaps used by the borrower to modify interest rate terms of their loans. Derivative contracts are executed between the customers and BOK Financial. Offsetting contracts are executed between BOK Financial and other selected counterparties to minimize market risk from changes in commodity prices, interest rates or foreign exchange rates. The counterparty contracts are identical to customer contracts, except for a fixed pricing spread or fee paid to BOK Financial as profit and compensation for administrative costs and credit risk which is recognized over the life of the contracts and included in Other Operating Revenue - Brokerage and trading revenue in the Consolidated Statements of Earnings.

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

We sell qualifying residential mortgage loans guaranteed by U.S. government agencies into GNMA pools. GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. These loans no longer qualify for sale accounting and are recognized in the Consolidated Balance Sheets. The loans are considered to be impaired because we do not expect to receive all principal and interest based on the loan's contractual terms. A portion of the principal balance continues to be guaranteed; however, interest accrues at a curtailed rate as specified in the programs. The carrying value of these loans is reduced based on an estimate of expected cash flows discounted at the original note rate plus a liquidity spread. These loans may be modified in TDRs in accordance with U.S. government agency guidelines. Interest continues to accrue at the modified rate. Loans repurchased from GNMA under the program may either be resold into GNMA pools after a performance period specified by the program or foreclosed and conveyed to the guarantors.

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

Allowances for Credit Losses and Accrual for Off-balance Sheet Credit Risk from Unfunded Loans Commitments

The allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments represent the portion of the amortized cost basis of loans and related unfunded commitments that we do not expect to collect over the asset’s contractual life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions. The appropriateness of the allowance for credit losses and accrual for off-balance sheet credit risk from unfunded loan commitments, including industry and product adjustments, is assessed quarterly by a senior management Allowance Committee. This review is based on an on-going evaluation of the estimated expected credit losses in the portfolio and on unused commitments to provide financing. A well documented methodology has been developed and is applied by an independent Credit Administration department to assure consistency across the Company. Because of the subjective forward-looking nature of the calculation, changes in these measures may not directly correlate with actual economic events. In future periods, management judgment may consider new or changed information which may cause significant changes in these allowances in those future periods.

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

We measure specific allowances for loans excluded from the general allowance pool by an evaluation of estimated future cash flows discounted at the loan's initial effective interest rate or the fair value of collateral for certain collateral dependent loans. For a non-collateral dependent loan, the specific allowance is the amount by which the loan’s amortized cost basis exceeds its net realizable value. We measure the specific allowance for collateral dependent loans as the amount by which the loan’s amortized cost basis exceeds its fair value. When repayment is expected to be provided substantially through the sale of collateral, we deduct estimated selling costs from the collateral’s fair value. Generally, third party appraisals that conform to Uniform Standards of Professional Appraisal Practice serve as the basis for the fair value of real property held as collateral. These appraised values are on an "as-is" basis and generally are not adjusted by the Company. We obtain updated appraisals at least annually or more frequently if market conditions indicate collateral values may have declined. For energy loans, our internal staff of engineers generally determines collateral value of mineral rights based on projected cash flows from proven oil and gas reserves under existing economic and operating conditions. Our special assets staff generally determines the value of other collateral based on projected liquidation cash flows under current market conditions. We evaluate collateral values and available cash resources quarterly. Historical statistics may be used to estimate specific allowances in limited situations, such as when a collateral dependent loan is removed from the general allowance pool near the end of a reporting period until an appraisal of collateral value is received or a full assessment of future cash flows is completed.

General allowances estimate expected credit losses on pools of loans sharing similar risk characteristics that are expected to occur over the loan’s estimated remaining life. The loan’s estimated remaining life represents the contractual term adjusted for amortization, estimates of prepayments, and borrower-owned extension options. Approximately 90% of the committed dollars in the loan portfolio is risk graded loans with general allowance model inputs that include probability of default, loss given default, and exposure at default. Probability of default is based on the migration of loans from performing to nonperforming using historical life of loan analysis periods. Loss given default is based on the aggregate losses incurred, net of estimated recoveries. Exposure at default represents an estimate of the outstanding amount of credit exposure at the time a default may occur.

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

An Economic Forecast Committee, consisting of senior management with members largely independent of the allowance process, develops a twelve-month forward-looking forecast for the relevant economic loss drivers. Management develops these forecasts based on external data as well as a view of future economic conditions, which may include adjustments for regional conditions. The forecast includes three economic scenarios and probability weights for each scenario. The base forecast represents management's view of the most likely outcome, while the downside forecast reflects reasonably possible worsening economic conditions, and the upside forecast projects reasonably possible improving conditions.

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

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are acquired in partial or total forgiveness of loans. These assets are carried at the lower of cost, which is the fair value at date of foreclosure less estimated disposal costs, or current fair value less estimated disposal costs. Decreases in fair value below cost are recognized as asset-specific valuation allowances which may be reversed when supported by future increases in fair value. Subsequent increases in fair value may be used to reduce the valuation allowance but not below zero.

Fair values of real estate are based on "as is" appraisals which are updated at least annually or more frequently for certain asset types or assets located in certain distressed markets. Fair values based on appraisals are generally considered to be based on significant other observable inputs. The Company also considers decreases in listing price and other relevant information in quarterly evaluations and reduces the carrying value of real estate and other repossessed assets when necessary. Fair values based on list prices and other relevant information are generally considered to be based on significant unobservable inputs. Additional costs incurred to complete real estate and other repossessed assets may increase the carrying value, up to current fair value based on "as completed" appraisals. The fair value of mineral rights included in repossessed assets is generally determined by our internal staff of engineers based on projected cash flows from proven oil and gas reserves under existing economic and operating conditions. Proven oil and gas reserves are estimated quantities that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs using existing prices and costs. Projected cash flows incorporate assumptions related to a number of factors including production, sales prices, operating expenses, severance, ad valorem taxes, capital costs and appropriate discount rate. Fair values determined through this process are considered to be based on Level 3 inputs. The value of other repossessed assets is generally determined by our special assets staff based on projected liquidation cash flows under current market conditions.

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

The Company may also retain a residual interest in excess cash flows generated by the assets. All assets obtained, including cash, servicing rights and residual interests, and all liabilities incurred, including recourse obligations, are initially recognized at fair value. All assets transferred are derecognized and any gain or loss on the sale is recognized in earnings. Subsequently, servicing rights and residual interest are carried at fair value with changes in fair value recognized in earnings as they occur.

Mortgage Servicing Rights

Mortgage servicing rights may be purchased or may be recognized when mortgage loans are originated and sold with servicing rights retained. All mortgage servicing rights are carried at fair value. Changes in the fair value are recognized in earnings as they occur.

Mortgage servicing rights are not traded in active markets. A cash flow model is used to determine fair value. Key assumptions and estimates, including projected prepayment speeds and assumed servicing costs, earnings on escrow deposits, ancillary income and discount rates, used by this model are based on current market sources. Assumptions used to value mortgage servicing rights are considered significant unobservable inputs. A separate third-party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults and other relevant factors. The prepayment model is updated daily for changes in market conditions and adjusted to better correlate with actual performance of BOK Financial's servicing portfolio. Fair value estimates from outside sources are received at least quarterly to corroborate the results of the valuation model.

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

Deferred tax assets and liabilities are recognized based upon the differences between the values of assets and liabilities as recognized in the financial statements and their related tax basis using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. The effect of changes in statutory tax rates on the measurement of deferred tax assets and liabilities is recognized through income tax expense in the period the change is enacted. A valuation allowance is provided when it is more likely than not that some portion of the entire deferred tax asset may not be realized.

BOK Financial also recognizes the benefit of uncertain tax positions when based upon all relevant evidence, it is more-likely-than-not that our position would prevail upon examination, including resolution of related appeals or litigation, based upon the technical merits of the position. Unrecognized tax benefits, including estimated interest and penalties, are assessed quarterly and are part of our current accrued income tax liability. These may be adjusted through current income tax expense in future periods based on changing facts and circumstances, completion of examinations by taxing authorities or expiration of a statute of limitations. Estimated penalties and interest are recognized in income tax expense. Income tax expense in future periods may decrease if an uncertain tax position is favorably resolved, generally upon completion of an examination by the taxing authorities, expiration of a statute of limitations, or changes in facts and circumstances.

Employee Benefit Plans

BOK Financial sponsors a defined contribution plan ("Thrift Plan") and a defined benefit cash balance pension plan ("Pension Plan"). Employer contributions to the Thrift Plan, which matches employee contributions subject to percentage and years of service limits, are expensed when incurred. Pension Plan costs, which are based upon actuarial computations of current costs, are expensed annually. Pension Plan benefits were curtailed as of April 1, 2006. At December 31, 2022, the Pension Plan has been terminated, all benefits have been paid and all obligations settled. Prior to termination, BOK Financial recognized the funded status of its employee benefit plans. Adjustments required to recognize the Pension Plan's net funded status were made through accumulated other comprehensive income, net of deferred income taxes. See Note 11, "Employee Benefit Plans" for further discussion.

Share-Based Compensation Plans

BOK Financial awards non-vested common shares and stock options as compensation to certain officers. The grant date fair value of non-vested shares is based on the then-current market value of BOK Financial common stock. Non-vested shares generally cliff vest in 3 years and are subject to a holding period after vesting of 2 years. The grant date fair value of stock options is based on the Black-Scholes option pricing model. Stock options generally have graded vesting over 7 years. Each tranche is considered a separate award for valuation and compensation cost recognition. No options have been granted since 2013.

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

On March 31, 2022, the FASB issued ASU 2022-02 which eliminates the accounting guidance on troubled debt restructurings ("TDRs") for creditors in ASC 310-40, while also no longer requiring an entity to consider renewals, modifications, and extensions that result from reasonably expected TDRs in their calculation of the allowance for credit losses. ASU 2022-02 requires enhanced disclosures for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulties. Further, it requires entities to disclose gross write-offs recorded in the current period by year of origination in the vintage disclosures on a year-to-date basis. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022 and amendments related to TDR recognition and measurement may be applied using either a prospective or modified retrospective transition method, while amendments on TDR and vintage disclosures are to be adopted prospectively. The Company will adopt ASU 2022-02 on January 1, 2023, using the prospective transition method. Adoption of this standard will not have a material effect on the Company's financial condition or results of operations.

FASB Accounting Standards Update No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 ("ASU 2020-06")

On December 21, 2022, the FASB issued ASU 2022-06, which defers the sunset date of ASU 2020-04 from December 31,2022 to December 31, 2024; the details of ASU 2020-04 are described further above. Adoption of ASU 2022-06 did not have a material impact on the Company's financial statements.
(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities is as follows (in thousands):

	December 31, 2022		December 31, 2021
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government securities	$9,823	$(16)	$23,610	$40
Residential agency mortgage-backed securities	4,406,848	4	9,068,900	(9,338)
Municipal securities	21,484	(136)	25,783	34
Other trading securities	26,006	(175)	18,520	(26)
Total trading securities	$4,464,161	$(323)	$9,136,813	$(9,290)
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	December 31, 2022
	Amortized	Carrying	Fair	Gross Unrealized
	Cost	Value[1]	Value	Gain	Loss
Municipal securities	$170,629	$170,629	$176,621	$6,456	$(464)
Mortgage-backed securities:
Residential agency	2,538,565	2,315,219	2,143,360	155	(172,014)
Commercial agency	17,259	15,609	14,588	—	(1,021)
Other debt securities	12,788	12,788	12,199	—	(589)
Total investment securities	$2,739,241	$2,514,245	$2,346,768	$6,611	$(174,088)
Allowance for credit losses	(558)	(558)	—	—	—
Investment securities, net of allowance	$2,738,683	$2,513,687	$2,346,768	$6,611	$(174,088)
1     Carrying value includes $225 million of net unrealized loss which remains in Accumulated Other Comprehensive Income ("AOCI") in the Consolidated Balance Sheets related to certain securities transferred during the second quarter of 2022 from the Available for Sale securities portfolio to the Investment securities portfolio.

	December 31, 2021
	Amortized	Carrying	Fair	Gross Unrealized
	Cost	Value	Value	Gain	Loss
Municipal securities	$203,772	$203,772	$223,609	$19,851	$(14)
Residential agency mortgage-backed securities	6,939	6,939	7,500	561	—
Other debt securities	288	288	286	—	(2)
Total investment securities	$210,999	$210,999	$231,395	$20,412	$(16)
Allowance for credit losses	(555)	(555)	—	—	—
Investment securities, net of allowance	$210,444	$210,444	$231,395	$20,412	$(16)

The amortized cost and fair values of investment securities at December 31, 2022, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Carrying value	$23,329	$103,089	$67,660	$4,948	$199,026	4.33
Fair value	23,440	109,073	65,947	4,948	203,408
Residential mortgage-backed securities:
Carrying value					$2,315,219	[2]
Fair value					2,143,360
Total investment securities:
Carrying value					$2,514,245
Fair value					2,346,768
1Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 5.4 years based upon current prepayment assumptions.

Temporarily Impaired Investment Securities
(In thousands):

	December 31, 2022
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	22	$18,037	$406	$544	$58	$18,581	$464
Mortgage-backed securities:
Residential agency	116	$2,142,114	$172,014	$—	$—	$2,142,114	$172,014
Commercial agency	2	$14,588	$1,021	$—	$—	$14,588	$1,021
Other debt securities	3	$9,428	$571	$257	$18	$9,685	$589
Total investment securities	143	$2,184,167	$174,012	$801	$76	$2,184,968	$174,088

	December 31, 2021
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	1	$—	$—	$587	$14	$587	$14
Other debt securities	2	273	2	—	—	273	2
Total investment securities	3	$273	$2	$587	$14	$860	$16

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	December 31, 2022
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,000	$898	$—	$(102)
Municipal securities	687,875	624,500	321	(63,696)
Mortgage-backed securities:
Residential agency	6,161,358	5,814,496	13,085	(359,947)
Residential non-agency	616,423	577,576	11,776	(50,623)
Commercial agency	4,892,257	4,475,917	3,479	(419,819)
Other debt securities	500	473	—	(27)
Total available for sale securities	$12,359,413	$11,493,860	$28,661	$(894,214)

	December 31, 2021
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,001	$1,000	$—	$(1)
Municipal securities	515,551	508,365	1,302	(8,488)
Mortgage-backed securities:
Residential agency	7,908,587	8,006,616	155,477	(57,448)
Residential non-agency	10,625	24,339	13,714	—
Commercial agency	4,628,172	4,617,025	36,868	(48,015)
Other debt securities	500	472	—	(28)
Total available for sale securities	$13,064,436	$13,157,817	$207,361	$(113,980)

The amortized cost and fair values of available for sale securities at December 31, 2022, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$121,279	$2,529,961	$2,396,317	$534,075	$5,581,632	6.11
Fair value	118,907	2,358,353	2,126,561	497,967	5,101,788
Residential mortgage-backed securities:
Amortized cost					$6,777,781	[2]
Fair value					6,392,072
Total available-for-sale securities:
Amortized cost					$12,359,413
Fair value					11,493,860
1Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.4 years based upon current prepayment assumptions.

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Proceeds	$307,481	$622,881	$384,507
Gross realized gains	5,054	5,702	9,976
Gross realized losses	(6,025)	(1,998)	(66)
Related federal and state income tax expense	(227)	889	2,524

The fair value of debt securities pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was $11.2 billion at December 31, 2022 and $10.2 billion at December 31, 2021. The secured parties do not have the right to sell or re-pledge these securities.

Temporarily Impaired Available for Sale Securities
(In thousands)

	December 31, 2022
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	1	$—	$—	$899	$102	$899	$102
Municipal securities	227	146,634	5,301	428,248	58,395	574,882	63,696
Mortgage-backed securities:
Residential agency	613	$3,879,582	$256,973	$863,732	$102,974	$4,743,314	$359,947
Residential non-agency	26	499,716	50,623	—	—	499,716	50,623
Commercial agency	285	1,647,778	63,701	2,535,816	356,118	4,183,594	419,819
Other debt securities	1	—	—	473	27	473	27
Total available for sale securities	1,153	$6,173,710	$376,598	$3,829,168	$517,616	$10,002,878	$894,214

	December 31, 2021
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	1	$1,000	$1	$—	$—	$1,000	$1
Municipal securities	175	423,575	7,762	22,476	726	446,051	8,488
Mortgage-backed securities:
Residential agency	120	$2,382,094	$37,121	$750,044	$20,327	$3,132,138	$57,448
Commercial agency	165	2,104,689	35,488	703,216	12,527	2,807,905	48,015
Other debt securities	1	—	—	472	28	472	28
Total available for sale securities	462	$4,911,358	$80,372	$1,476,208	$33,608	$6,387,566	$113,980

No credit impairment of available for sale securities was identified in 2022. Unrealized losses are related to changes in interest rates subsequent to purchase and are not attributable to credit. Based on evaluations of impaired securities as of December 31, 2022, the Company does not intend to sell any impaired available for sale securities before fair value recovers to the current amortized cost, and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

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

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	December 31, 2022		December 31, 2021
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Residential agency mortgage-backed securities	$296,590	$338	$43,770	$1,591
(3) Derivatives

The following table summarizes the fair values of derivative contracts recorded as "derivative contracts" assets and liabilities in the balance sheet at December 31, 2022 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,629,318	$158,825	$—	$158,825	$(114,955)	$43,870
Energy contracts	7,918,020	1,232,283	(594,543)	637,740	(67,024)	570,716
Foreign exchange contracts	219,791	216,569	—	216,569	—	216,569
Equity option contracts	21,102	193	—	193	(109)	84
Total customer risk management programs	10,788,231	1,607,870	(594,543)	1,013,327	(182,088)	831,239
Trading	17,400,037	126,910	(74,647)	52,263	(4,646)	47,617
Interest rate risk management programs	85,000	1,500	(13)	1,487	—	1,487
Total derivative contracts	$28,273,268	$1,736,280	$(669,203)	$1,067,077	$(186,734)	$880,343

	Liabilities
	Notional¹	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,629,122	$158,816	$—	$158,816	$—	$158,816
Energy contracts	8,696,060	1,242,058	(594,543)	647,515	(484,319)	163,196
Foreign exchange contracts	214,855	211,233	—	211,233	(7)	211,226
Equity option contracts	21,102	193	—	193	—	193
Total customer risk management programs	11,561,139	1,612,300	(594,543)	1,017,757	(484,326)	533,431
Trading	14,038,906	94,958	(74,647)	20,311	(423)	19,888
Interest rate risk management programs	178,806	1,594	(13)	1,581	—	1,581
Total derivative contracts	$25,778,851	$1,708,852	$(669,203)	$1,039,649	$(484,749)	$554,900
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following table summarizes the fair values of derivative contracts recorded as "derivative contracts" assets and liabilities in the balance sheet at December 31, 2021 (in thousands):

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

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the Consolidated Statements of Earnings (in thousands):

	Year Ended December 31,
	2022		2021		2020
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts	$10,690	$—	$5,503	$—	$4,507	$—
Energy contracts	34,435	—	14,190	—	17,287	—
Agricultural contracts	—	—	27	—	34	—
Foreign exchange contracts	591	—	712	—	921	—
Equity option contracts	—	—	—	—	—	—
Total customer risk management programs	45,716	—	20,432	—	22,749	—
Trading[1]	48,616	—	(11,453)	—	8,255	—
Internal risk management programs	—	(73,011)	—	(19,378)	—	42,320
Total derivative contracts	$94,332	$(73,011)	$8,979	$(19,378)	$31,004	$42,320
1    Includes changes in fair value of to-be-announced U.S. agency residential mortgage-backed securities and other derivative instruments offered to mortgage banking customers to manage their market risk or held to mitigate market risk of trading securities portfolio, which is offset by changes in fair value of trading securities also included in Brokerage and trading revenue in the Consolidated Statement of Earnings.

As discussed in Note 7, certain derivative contracts not designated as hedging instruments related to mortgage loan commitments and forward sales contracts are included in Residential mortgage loans held for sale on the Consolidated Balance Sheets. See Note 7 for additional discussion of notional, fair value and impact on earnings of these contracts.

No derivative contracts have been designated as hedging instruments for financial reporting purposes.
(4) Loans and Allowances for Credit Losses

The portfolio segments of the loan portfolio are as follows (in thousands):

	December 31, 2022				December 31, 2021
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$3,378,110	$10,759,780	$60,297	$14,198,187	$3,360,117	$9,072,244	$74,104	$12,506,465
Commercial real estate	874,716	3,715,491	16,570	4,606,777	929,015	2,888,048	14,262	3,831,325
Paycheck protection program	14,312	—	—	14,312	276,341	—	—	276,341
Loans to individuals	2,099,165	1,593,779	44,930	3,737,874	2,037,792	1,508,064	45,693	3,591,549
Total	$6,366,303	$16,069,050	$121,797	$22,557,150	$6,603,265	$13,468,356	$134,059	$20,205,680
Foregone interest on nonaccrual loans				$6,796				$14,102

At December 31, 2022, loans to businesses and individuals with collateral primarily located in Texas totaled $7.3 billion or 32% of the total loan portfolio. Loans to businesses and individuals with collateral primarily located in Oklahoma totaled $3.5 billion or 16% of our total loan portfolio. Loans to businesses and individuals with collateral primarily located in Colorado totaled $2.5 billion or 11% of our total loan portfolio. Loans for which the collateral location is not relevant, such as unsecured loans and reserve-based energy loans, are distributed by the borrower’s primary operating location. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas.

At December 31, 2021, loans to businesses and individuals with collateral primarily located in Texas totaled $6.8 billion or 34% of the loan portfolio, loans to businesses and individuals with collateral primarily located in Oklahoma totaled $3.2 billion or 16% of the loan portfolio and loans to businesses and individuals with collateral primarily located in Colorado totaled $2.5 billion or 12% of the loan portfolio.

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

At December 31, 2022, commercial loans with collateral primarily located in Texas totaled $4.7 billion or 33% of the commercial loan portfolio segment. Commercial loans with collateral primarily located in Oklahoma totaled $2.1 billion or 15% of the commercial loan portfolio segment. Commercial loans with collateral primarily located in Colorado totaled $1.8 billion or 12% of the commercial loan portfolio segment. The commercial loan portfolio segment is further divided into loan classes. The services loan class totaled $3.4 billion or 15% of total loans. Approximately $1.6 billion of loans in the services class consisted of loans with individual balances of less than $10 million. Businesses included in the services class include Native American tribal and state and local municipal government entities, Native American tribal casino operations, educational services, foundations and not-for-profit organizations and specialty trade contractors. The energy loan class totaled $3.4 billion or 15% of total loans, including $2.7 billion of outstanding loans to energy producers. Approximately 72% of the committed production loans are secured by properties primarily producing oil and 28% of the committed production loans are secured by properties primarily producing natural gas. The healthcare loan class totaled $3.8 billion or 17% of total loans. The healthcare loan class consists primarily of loans for the development and operation of senior housing and care facilities, including independent living, assisted living and skilled nursing. Healthcare also includes loans to hospitals and other medical service providers.

At December 31, 2021, commercial loans with collateral primarily located in Texas totaled $4.4 billion or 35% of the commercial loan portfolio segment, commercial loans with collateral primarily located in Oklahoma totaled $1.7 billion or 13% of the commercial loan portfolio segment and commercial loans with collateral primarily located in Colorado totaled $1.6 billion or 13% of the commercial loan portfolio segment. The services loan class totaled $3.4 billion or 17% of total loans. Approximately $1.7 billion of loans in the services category consisted of loans with individual balances of less than $10 million. The energy loan class totaled $3.0 billion or 15% of total loans, including $2.2 billion of outstanding loans to energy producers. At December 31, 2021, approximately 67% of committed production loans were secured by properties primarily producing oil and 33% were secured by properties producing natural gas. The healthcare loan class totaled $3.4 billion or 17% of total loans.

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

At December 31, 2022, 30% of commercial real estate loans were secured by properties primarily located in the Dallas and Houston metropolitan areas of Texas and 9% of commercial real estate loans were secured by properties located primarily in the Tulsa and Oklahoma City metropolitan areas of Oklahoma. At December 31, 2021, 30% of commercial real estate loans are secured by properties primarily located in the Dallas and Houston metropolitan areas of Texas and 12% of commercial real estate loans were secured by properties located primarily in the Tulsa and Oklahoma City metropolitan areas of Oklahoma.

Paycheck Protection Program
BOK Financial actively participated in programs initiated by the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), including the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP") that began on April 3, 2020. PPP provided fully forgivable loans when utilized for qualified expenditures, including to help small businesses maintain payrolls during the COVID-19 pandemic. The remaining loans in the portfolio generally have a contractual term of five years, though most are expected to be forgiven prior to maturity after completion of a compliance period. Loans are guaranteed, and amounts forgiven will be reimbursed to the Company by the SBA. The loans carry a fixed interest rate of 1%. Interest plus loan fees, which vary depending on loan size, are accrued over the contractual life of the loan. Remaining unaccreted origination fees were not significant at December 31, 2022.
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

In general, we sell the majority of our conforming fixed rate residential mortgage loan originations in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans. Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market. Home equity loans are primarily first-lien and fully amortizing.

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

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2022, outstanding commitments totaled $15.4 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At December 31, 2022, outstanding standby letters of credit totaled $740 million.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the year ended December 31, 2022 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Paycheck Protection Program	Loans to Individuals	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$162,056	$58,553	$—	$35,812	$—	$256,421
Provision for loan losses	(12,782)	(813)	—	14,023	—	428
Loans charged off	(22,382)	(269)	—	(6,095)	—	(28,746)
Recoveries of loans previously charged off	4,694	177	—	2,730	—	7,601
Ending balance	$131,586	$57,648	$—	$46,470	$—	$235,704

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$13,812	$17,442	$—	$1,723	$—	$32,977
Provision for off-balance sheet credit risk	4,434	23,048	—	460	—	27,942
Ending balance	$18,246	$40,490	$—	$2,183	$—	$60,919

A $30.0 million provision for credit losses was recorded for the year ended December 31, 2022, primarily due to strong growth in loans and loan commitments, partially offset by improvement in credit quality metrics. The uncertainty in our economic forecast increased resulting in an increase in the probability weighting of the downside scenario. In addition, some key economic factors were less favorable to growth across all scenarios.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit is for the year ended December 31, 2020 summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Paycheck Protection Program	Loans to Individuals	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$118,187	$51,805	$—	$23,572	$17,195	$210,759
Transition adjustment	33,681	(4,620)	—	13,943	(17,195)	25,809
Beginning balance, adjusted	151,868	47,185	—	37,515	—	236,568
Provision for loan losses	171,800	40,407	—	10,253	—	222,460
Loans charged off	(73,370)	(1,300)	—	(4,729)	—	(79,399)
Recoveries	4,636	266	—	4,109	—	9,011
Ending balance	$254,934	$86,558	$—	$47,148	$—	$388,640

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	1,434	107	—	44	—	1,585
Transition adjustment	10,144	11,660	—	1,748	—	23,552
Beginning balance, adjusted	11,578	11,767	—	1,792	—	25,137
Provision for off-balance sheet credit losses	2,844	8,804	—	136	—	11,784
Ending balance	$14,422	$20,571	$—	$1,928	$—	$36,921

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at December 31, 2022 is as follows (in thousands):

	Collectively Measured for General Allowances		Individually Measured for Specific Allowances		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$14,137,890	$127,566	$60,297	$4,020	$14,198,187	$131,586
Commercial real estate	4,590,207	56,098	16,570	1,550	4,606,777	57,648
Paycheck protection program	14,312	—	—	—	14,312	—
Loans to individuals	3,692,944	46,470	44,930	—	3,737,874	46,470
Total	$22,435,353	$230,134	$121,797	$5,570	$22,557,150	$235,704

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

We have included in the credit quality indicator "pass" loans that are in compliance with the original terms of the agreement and currently exhibit no factors that cause management to have doubts about the borrowers’ ability to remain in compliance with the original terms of the agreement, which is consistent with the regulatory guideline of "pass." This also includes past due residential mortgages that are guaranteed by agencies of the U.S. government that continue to accrue interest based on criteria of the guarantors’ programs.

Other loans especially mentioned ("Special Mention") are currently performing in compliance with the original terms of the agreement but may have a potential weakness that deserves management’s close attention, consistent with regulatory guidelines. Non-graded loans 30 to 59 days past due are categorized as Special Mention.

The risk grading process identifies certain loans that have a well-defined weakness (for example, inadequate debt service coverage or liquidity or marginal capitalization; repayment may depend on collateral or other risk mitigation) that may jeopardize liquidation of the debt and represent a greater risk due to deterioration in the financial condition of the borrower. This is consistent with the regulatory guideline for "substandard." Because the borrowers are still performing in accordance with the original terms of the loan agreements, these loans remain on accruing status. Non-graded loans 60 to 89 days past due are categorized as Accruing Substandard.

Nonaccruing loans represent loans for which full collection of principal and interest is uncertain. This includes certain loans considered "substandard" and all loans considered "doubtful" by regulatory guidelines. Non-graded loans 90 or more days past due are categorized as Nonaccrual.

Probability of default is lowest for pass graded loans and increases for each credit quality indicator, Special Mention, and Accruing Substandard.

Vintage represents the year of origination, except for revolving loans which are considered in aggregate. Loans that were once revolving but have converted to term loans without additional underwriting appear in a separate vintage column.

The following table summarizes the Company's loan portfolio at December 31, 2022 by the risk grade categories and vintage (in thousands):

	Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Healthcare
Pass	$932,097	$604,886	$476,854	$404,204	$464,989	$618,163	$245,898	$20	$3,747,111
Special Mention	—	—	—	20,071	—	18,859	4	—	38,934
Accruing Substandard	—	—	—	—	—	14,304	3,634	—	17,938
Nonaccrual	—	—	—	26,480	6,373	8,181	—	—	41,034
Total healthcare	932,097	604,886	476,854	450,755	471,362	659,507	249,536	20	3,845,017
Energy
Pass	157,745	76,951	30,284	12,783	5,992	4,980	3,104,906	—	3,393,641
Accruing Substandard	—	—	—	664	385	683	28,018	—	29,750
Nonaccrual	—	—	—	—	—	159	1,240	—	1,399
Total energy	157,745	76,951	30,284	13,447	6,377	5,822	3,134,164	—	3,424,790
Services
Pass	821,785	496,510	286,085	193,481	156,736	696,300	722,371	639	3,373,907
Special Mention	502	5,139	989	771	894	1,345	8,668	—	18,308
Accruing Substandard	—	—	—	2,459	43	2,789	17,665	122	23,078
Nonaccrual	—	5,570	449	—	—	2,389	7,820	—	16,228
Total services	822,287	507,219	287,523	196,711	157,673	702,823	756,524	761	3,431,521
General business
Pass	725,894	358,383	187,418	172,878	139,140	283,694	1,570,536	2,329	3,440,272
Special Mention	17,759	13,065	208	71	7	2,291	7,094	26	40,521
Accruing Substandard	—	2,169	66	4,130	4,680	3,287	94	4	14,430
Nonaccrual	—	—	1,052	14	72	5	485	8	1,636
Total general business	743,653	373,617	188,744	177,093	143,899	289,277	1,578,209	2,367	3,496,859
Total commercial	2,655,782	1,562,673	983,405	838,006	779,311	1,657,429	5,718,433	3,148	14,198,187

Commercial real estate:
Pass	1,188,483	1,158,002	552,616	641,102	247,625	633,304	161,616	—	4,582,748
Accruing Substandard	—	—	—	7,459	—	—	—	—	7,459
Nonaccrual	—	—	—	—	—	16,570	—	—	16,570
Total commercial real estate	1,188,483	1,158,002	552,616	648,561	247,625	649,874	161,616	—	4,606,777

	Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Paycheck protection program:
Pass	—	3,456	10,856	—	—	—	—	—	14,312
Total paycheck protection program	—	3,456	10,856	—	—	—	—	—	14,312

Loans to individuals:
Residential mortgage
Pass	354,497	373,190	393,002	63,142	40,525	260,625	352,126	22,176	1,859,283
Special Mention	—	81	42	—	142	388	527	87	1,267
Accruing Substandard	—	—	187	—	—	138	117	1	443
Nonaccrual	32	1,656	2,717	362	1,904	20,139	2,216	765	29,791
Total residential mortgage	354,529	374,927	395,948	63,504	42,571	281,290	354,986	23,029	1,890,784
Residential mortgage guaranteed by U.S. government agencies
Pass	289	2,254	9,000	10,722	17,244	191,426	—	—	230,935
Nonaccrual	—	—	299	1,460	2,319	10,927	—	—	15,005
Total residential mortgage guaranteed by U.S. government agencies	289	2,254	9,299	12,182	19,563	202,353	—	—	245,940
Personal
Pass	254,497	193,095	154,887	172,114	68,871	201,278	549,187	332	1,594,261
Special Mention	47	28	40	12	17	—	6,003	4	6,151
Accruing Substandard	—	444	—	160	—	—	—	—	604
Nonaccrual	38	7	12	22	14	18	23	—	134
Total personal	254,582	193,574	154,939	172,308	68,902	201,296	555,213	336	1,601,150
Total loans to individuals	609,400	570,755	560,186	247,994	131,036	684,939	910,199	23,365	3,737,874
Total loans	$4,453,665	$3,294,886	$2,107,063	$1,734,561	$1,157,972	$2,992,242	$6,790,248	$26,513	$22,557,150

The following table summarizes the Company's loan portfolio at December 31, 2021 by the risk grade categories and vintage (in thousands):

	Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Healthcare
Pass	$563,800	$589,193	$516,558	$498,998	$319,096	$688,136	$160,154	$26	$3,335,961
Special Mention	6,835	—	15,583	—	11,135	—	5	—	33,558
Accruing Substandard	—	—	27,135	543	—	1,981	—	—	29,659
Nonaccrual	—	—	—	6,542	—	8,711	509	—	15,762
Total healthcare	570,635	589,193	559,276	506,083	330,231	698,828	160,668	26	3,414,940
Energy
Pass	252,133	29,556	15,914	13,548	4,741	6,765	2,540,525	—	2,863,182
Special Mention	558	771	—	—	—	—	750	—	2,079
Accruing Substandard	10,650	22,611	1,185	814	—	716	74,556	—	110,532
Nonaccrual	—	20,487	—	—	—	714	9,890	—	31,091
Total energy	263,341	73,425	17,099	14,362	4,741	8,195	2,625,721	—	3,006,884
Services
Pass	696,149	405,057	289,375	275,010	225,404	795,029	607,958	375	3,294,357
Special Mention	434	405	1,830	1,047	3,290	47	17,210	192	24,455
Accruing Substandard	43	530	4,166	10,714	1,785	2,366	11,607	—	31,211
Nonaccrual	—	—	—	230	13,918	2,519	503	—	17,170
Total services	696,626	405,992	295,371	287,001	244,397	799,961	637,278	567	3,367,193
General business
Pass	584,438	211,892	264,462	177,384	168,977	215,014	1,047,420	2,284	2,671,871
Special Mention	218	223	60	1,435	3,842	—	5,875	—	11,653
Accruing Substandard	265	1,066	1,634	7,697	8,336	3,024	1,821	—	23,843
Nonaccrual	—	2,444	4,562	1,046	762	518	730	19	10,081
Total general business	584,921	215,625	270,718	187,562	181,917	218,556	1,055,846	2,303	2,717,448
Total commercial	2,115,523	1,284,235	1,142,464	995,008	761,286	1,725,540	4,479,513	2,896	12,506,465

Commercial real estate:
Pass	717,400	711,231	871,283	403,115	279,058	664,684	117,847	31	3,764,649
Special Mention	—	—	—	6,660	10,898	9,244	—	—	26,802
Accruing Substandard	—	—	—	13,352	4,480	7,780	—	—	25,612
Nonaccrual	—	—	8,076	—	—	6,186	—	—	14,262
Total commercial real estate	717,400	711,231	879,359	423,127	294,436	687,894	117,847	31	3,831,325

	Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Paycheck protection program:
Pass	237,357	38,984	—	—	—	—	—	—	276,341
Total paycheck protection program	237,357	38,984	—	—	—	—	—	—	276,341

Loans to individuals:
Residential mortgage
Pass	386,092	452,537	84,001	60,390	68,150	295,632	320,638	21,463	1,688,903
Special Mention	—	—	156	—	19	411	282	159	1,027
Accruing Substandard	98	—	—	—	127	41	400	—	666
Nonaccrual	1,516	1,809	383	1,968	629	22,289	2,177	803	31,574
Total residential mortgage	387,706	454,346	84,540	62,358	68,925	318,373	323,497	22,425	1,722,170
Residential mortgage guaranteed by U.S. government agencies
Pass	699	11,380	20,650	27,970	32,742	246,871	—	—	340,312
Nonaccrual	—	—	1,259	821	635	11,146	—	—	13,861
Total residential mortgage guaranteed by U.S. government agencies	699	11,380	21,909	28,791	33,377	258,017	—	—	354,173
Personal
Pass	218,960	180,577	177,389	70,249	92,592	135,041	638,713	728	1,514,249
Special Mention	—	9	34	3	—	47	—	—	93
Accruing Substandard	435	5	165	—	—	1	—	—	606
Nonaccrual	110	14	10	24	35	40	25	—	258
Total personal	219,505	180,605	177,598	70,276	92,627	135,129	638,738	728	1,515,206
Total loans to individuals	607,910	646,331	284,047	161,425	194,929	711,519	962,235	23,153	3,591,549
Total loans	$3,678,190	$2,680,781	$2,305,870	$1,579,560	$1,250,651	$3,124,953	$5,559,595	$26,080	$20,205,680

Nonaccruing Loans

A summary of nonaccruing loans as of December 31, 2022 follows (in thousands):

	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Healthcare	$41,034	$34,661	$6,373	$946
Services	16,228	7,835	8,393	3,074
Energy	1,399	1,399	—	—
General business	1,636	1,636	—	—
Total commercial	60,297	45,531	14,766	4,020

Commercial real estate	16,570	393	16,177	1,550

Loans to individuals:
Residential mortgage	29,791	29,791	—	—
Residential mortgage guaranteed by U.S. government agencies	15,005	15,005	—	—
Personal	134	134	—	—
Total loans to individuals	44,930	44,930	—	—

Total	$121,797	$90,854	$30,943	$5,570

A summary of nonaccruing loans as of December 31, 2021 follows (in thousands):

	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Energy	$31,091	$31,091	$—	$—
Services	17,170	13,686	3,484	2,584
Healthcare	15,762	9,679	6,083	53
General business	10,081	7,690	2,391	1,357
Total commercial	74,104	62,146	11,958	3,994

Commercial real estate	14,262	6,186	8,076	2,349

Loans to individuals:
Residential mortgage	31,574	31,574	—	—
Residential mortgage guaranteed by U.S. government agencies	13,861	13,861	—	—
Personal	258	258	—	—
Total loans to individuals	45,693	45,693	—	—

Total	$134,059	$114,025	$20,034	$6,343

Troubled Debt Restructurings

At December 31, 2022 the Company has $232 million in troubled debt restructurings (TDRs), of which $164 million are accruing residential mortgage loans guaranteed by U.S. government agencies. Of the approximately $117 million TDRs that are performing in accordance with the modified terms, $74 million are government guaranteed loans. The loans designated as TDRs had $16 million in charge-offs during the year ended December 31, 2022.

At December 31, 2021, TDRs totaled $273 million, of which $211 million were accruing residential mortgage loans guaranteed by U.S. government agencies. Approximately $141 million of TDRs were performing, including $97 million of government guaranteed loans. The loans designated as TDRs had $994 thousand in charge-offs during the year ended December 31, 2021.

TDRs generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. During the year ended December 31, 2022, $52 million of loans were restructured. During the year ended December 31, 2021, $121 million of loans were restructured.

Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans, as modified for short-term payment deferral forbearance.

A summary of loans currently performing and past due as of December 31, 2022 is as follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total	Past Due 90 Days or More and Accruing
Commercial:
Healthcare	$3,812,164	$5,914	$26,480	$459	$3,845,017	$—
Energy	3,424,766	24	—	—	3,424,790	—
Services	3,423,042	1,060	2,461	4,958	3,431,521	—
General business	3,496,815	26	18	—	3,496,859	—
Total commercial	14,156,787	7,024	28,959	5,417	14,198,187	—

Commercial real estate	4,606,029	531	—	217	4,606,777	—

Paycheck protection program	12,279	231	1,406	396	14,312	396

Loans to individuals:
Permanent mortgage	1,872,155	10,632	1,828	6,169	1,890,784	114
Permanent mortgages guaranteed by U.S. government agencies	108,019	36,119	19,400	82,402	245,940	75,604
Personal	1,600,595	502	21	32	1,601,150	—
Total loans to individuals	3,580,769	47,253	21,249	88,603	3,737,874	75,718

Total	$22,355,864	$55,039	$51,614	$94,633	$22,557,150	$76,114

A summary of loans currently performing and past due as of December 31, 2021 is as follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total	Past Due 90 Days or More and Accruing
Commercial:
Healthcare	$3,412,072	$2,359	$—	$509	$3,414,940	$—
Services	3,352,639	920	4,620	9,014	3,367,193	—
Energy	3,002,623	545	3,716	—	3,006,884	—
General business	2,705,596	6,080	997	4,775	2,717,448	199
Total commercial	12,472,930	9,904	9,333	14,298	12,506,465	199

Commercial real estate	3,827,962	—	206	3,157	3,831,325	—

Paycheck protection program	276,341	—	—	—	276,341	74

Loans to individuals:
Permanent mortgage	1,707,654	6,263	1,556	6,697	1,722,170	—
Permanent mortgages guaranteed by U.S. government agencies	181,022	26,869	16,751	129,531	354,173	118,819
Personal	1,514,938	66	24	178	1,515,206	40
Total loans to individuals	3,403,614	33,198	18,331	136,406	3,591,549	118,859

Total	$19,980,847	$43,102	$27,870	$153,861	$20,205,680	$119,132

(5) Premises and Equipment and Leases

Premises and equipment at December 31 are summarized as follows (in thousands):

	December 31,
	2022	2021
Land	$69,944	$69,776
Buildings and improvements	469,001	472,450
Software and related integration	198,057	159,063
Furniture and equipment	201,830	186,092
Construction in progress	35,736	36,917
Premises and equipment	974,568	924,298
Less: Accumulated depreciation	409,393	350,150
Premises and equipment, net of accumulated depreciation	$565,175	$574,148

Depreciation expense of premises and equipment was $68.4 million, $63.4 million and $54.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Premises and equipment include right-of-use assets for leased office space and facilities. Leases are at market rates at inception and may contain escalations based on consumer price index or similar benchmarks and options to renew at then market rates.

Right-of-use assets of $177 million at December 31, 2022 and $181 million at December 31, 2021 are included in buildings and improvements, and related right-of-use liabilities are included in other liabilities. At December 31, 2022, the weighted-average remaining lease term was 10.2 years and the weighted average discount rate on operating leases was 2.9%.

At December 31, 2022, undiscounted operating lease liabilities are scheduled to mature as follows (in thousands):

2023	$27,130
2024	26,894
2025	26,092
2026	25,306
2027	22,925
Thereafter	115,983
Total undiscounted lease payments	244,330
Less: Interest	32,278
Lease liabilities	$212,052

Total lease expense for BOK Financial was $41.7 million in 2022, $35.8 million in 2021 and $42.0 million in 2020. Rent expense and right-of-use asset amortization recognized as occupancy and equipment expense was $24.5 million in 2022, $23.4 million in 2021 and $25.0 million in 2020. Operating cash flows from operating leases were $23.3 million, $25.3 million and $25.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. Operating expenses related to leased assets and short term lease costs totaled $13.0 million, $11.5 million and $13.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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
(6) Goodwill and Intangible Assets

The following table presents the original cost and accumulated amortization of intangible assets (in thousands):

	Dec. 31,
	2022	2021
Core deposit premiums	$103,200	$103,200
Less: Accumulated amortization	55,130	44,149
Net core deposit premiums	48,070	59,051

Other identifiable intangible assets	78,154	78,154
Less: Accumulated amortization	50,093	45,427
Net other identifiable intangible assets	28,061	32,727

Total intangible assets, net	$76,131	$91,778

Expected amortization expense for intangible assets that will continue to be amortized (in thousands):

	Core Deposit Premiums	Other Identifiable Intangible Assets	Total
2023	$10,145	$3,625	$13,770
2024	9,379	2,611	11,990
2025	8,675	2,201	10,876
2026	7,986	1,828	9,814
2027	6,956	1,597	8,553
Thereafter	4,929	16,199	21,128
	$48,070	$28,061	$76,131

The changes in the carrying value of goodwill by operating segment are as follows (in thousands):

	Commercial Banking	Consumer Banking	Wealth Management	Funds Management and Other	Total
Balance, December 31, 2020	913,931	43,458	90,702	—	1,048,091
Sale of consolidated merchant banking investment during 2021	(3,342)	—	—	—	(3,342)
Balance, December 31, 2021	910,589	43,458	90,702	—	1,044,749
Balance, December 31, 2022	$910,589	$43,458	$90,702	$—	$1,044,749

At October 1, 2022, the Company performed a qualitative impairment assessment of goodwill based on factors including, but not limited to, general economic conditions, financial services industry considerations, regional economic conditions, global health concerns and related medical developments, general BOKF Financial performance and reporting unit performance. No impairment was indicated for any reporting unit.
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

Residential mortgage loan commitments are generally outstanding for 60 to 90 days which represents the typical period from commitment to originate a residential mortgage loan to when the closed loan is sold to an investor. Residential mortgage loan commitments are subject to both credit and interest rate risk. Credit risk is managed through underwriting policies and procedures, including collateral requirements, which are generally accepted by the secondary loan markets. Exposure to interest rate fluctuations is partially managed through forward sales of residential mortgage-backed securities and forward sales contracts. These latter contracts set the price for loans that will be delivered in the next 60 to 90 days.

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	December 31, 2022		December 31, 2021
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$74,941	$73,938	$182,710	$186,175
Residential mortgage loan commitments	45,492	1,054	171,412	6,167
Forward sales contracts	109,469	280	328,433	(47)
		$75,272		$192,295

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of December 31, 2022 or December 31, 2021. No credit losses were recognized on residential mortgage loans held for sale for the years ended December 31, 2022, 2021 and 2020.

Mortgage banking revenue was as follows (in thousands):

	Year Ended
	2022	2021	2020
Production revenue:
Net realized gains on sales of mortgage loans	$7,416	$76,282	$107,847
Net change in unrealized gain on mortgage loans held for sale	(4,468)	(5,818)	6,697
Net change in the fair value of mortgage loan commitments	(5,113)	(14,268)	15,202
Net change in the fair value of forward sales contracts	327	4,516	(3,898)
Total mortgage production revenue	(1,838)	60,712	125,848
Servicing revenue	51,203	45,184	56,512
Total mortgage banking revenue	$49,365	$105,896	$182,360

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

The following represents a summary of mortgage servicing rights (dollars in thousands):

	December 31,
	2022	2021	2020
Number of residential mortgage loans serviced for others	110,541	102,008	106,201
Outstanding principal balance of residential mortgage loans serviced for others	$18,863,201	$16,442,446	$16,228,449
Weighted average interest rate	3.59%	3.58%	3.84%
Remaining contractual term (in months)	283	281	280

Activity in capitalized mortgage servicing rights during the three years ended December 31, 2022 is as follows (in thousands):

Balance, December 31, 2019	$201,886
Additions	31,209
Disposals	(10,801)
Change in fair value due to loan runoff	(41,598)
Change in fair value due to market changes	(79,524)
Balance, December 31, 2020	101,172
Additions	31,132
Acquisitions	28,018
Change in fair value due to loan runoff	(38,761)
Change in fair value due to market changes	41,637
Balance, December 31, 2021	163,198
Additions	18,215
Acquisitions	47,675
Change in fair value due to loan runoff	(31,741)
Change in fair value due to market changes	80,261
Balance, December 31, 2022	$277,608

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

Mortgage servicing rights are not traded in active markets. Fair value is determined by discounting the projected net cash flows. Significant assumptions used to determine fair value considered to be significant unobservable inputs were as follows:

	December 31,
	2022	2021
Discount rate – risk-free rate plus a market premium	9.51%	8.39%
Prepayment rate - based upon loan interest rate, original term and loan type	7.54%	12.11%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$69 - $94	$69 - $94
Delinquent loans	$150 - $500	$150 - $500
Loans in foreclosure	$875 - $8,000	$1,000 - $4,000
Primary/secondary mortgage rate spread	105 bps	105 bps
Escrow earnings rate – indexed to rates paid on deposit accounts with a comparable average life	4.06%	1.32%
Delinquency rate	2.33%	2.05%

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

(8) Deposits

Interest expense on deposits is summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Transaction deposits	$108,956	$21,961	$60,424
Savings	489	374	385
Time:
Certificates of deposits under $100,000	2,545	2,961	6,741
Certificates of deposits $100,000 and over	6,729	4,719	18,270
Other time deposits	3,030	3,469	4,176
Total time	12,304	11,149	29,187
Total	$121,749	$33,484	$89,996

The aggregate amounts of time deposits in denominations of $250,000 or more at December 31, 2022 and 2021 were $470 million and $828 million, respectively.

Time deposit maturities are as follows: 2023 – $1.2 billion, 2024 – $133 million, 2025 – $40 million, 2026 – $81 million, 2027 – $20 million and $19 million thereafter.

The aggregate amount of overdrawn customer transaction deposits that have been reclassified as loan balances was $10 million at December 31, 2022 and $3.4 million at December 31, 2021.

(9) Other Borrowed Funds

Information relating to other borrowings is summarized as follows (dollars in thousands):

	As of		Year Ended
	December 31, 2022		December 31, 2022
	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Funds purchased	$99,843	0.05%	$266,344	1.12%	$444,069
Repurchase agreements	2,170,534	4.42%	998,701	1.02%	3,034,312
Other borrowings:
Federal Home Loan Bank advances	4,700,000	4.48%	1,593,699	2.37%	4,700,000
GNMA repurchase liability	10,608	4.06%	6,692	4.38%	11,011
Other	26,300	3.20%	28,581	3.12%	30,382
Total other borrowings	4,736,908		1,628,972	2.41%
Subordinated debentures[1]	131,205	6.34%	131,206	4.95%	131,230
Total other borrowed funds	$7,138,490		$3,025,223	1.95%

	As of		Year Ended
	December 31, 2021		December 31, 2021
	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Funds purchased	$199,513	0.05%	$543,183	0.46%	$542,465
Repurchase agreements	2,126,936	0.08%	1,695,519	0.33%	2,920,728
Other borrowings:
Federal Home Loan Bank advances	—	—%	1,679,315	0.27%	2,600,000
GNMA repurchase liability	7,420	4.36%	11,956	4.06%	23,856
Paycheck protection program liquidity facility	—	—%	879,145	0.35%	1,662,598
Other	29,333	3.23%	29,445	4.18%	31,875
Total other borrowings	36,753		2,599,861	0.38%
Subordinated debentures[1]	131,226	3.95%	224,058	4.70%	276,049
Total other borrowed funds	$2,494,428		$5,062,621	0.56%

	As of		Year Ended
	December 31, 2020		December 31, 2020
	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Funds purchased	$769,365	0.05%	$2,045,795	0.58%	$3,311,938
Repurchase agreements	893,021	0.09%	1,589,746	0.24%	3,230,097
Other borrowings:
Federal Home Loan Bank advances	200,000	0.29%	3,393,989	1.00%	7,500,000
GNMA repurchase liability	19,500	4.35%	42,771	4.18%	126,569
Federal Reserve Bank advances	—	—%	42,464	0.26%	—
Paycheck protection program liquidity facility	1,635,963	0.35%	1,152,073	0.35%	2,013,414
Other	27,507	5.24%	28,156	5.12%	49,376
Total other borrowings	1,882,970		4,659,453	0.88%
Subordinated debentures[1]	276,005	4.72%	275,965	5.05%	276,005
Total other borrowed funds	$3,821,361		$8,570,959	0.82%
1 Parent Company only.

Aggregate annual principal repayments at December 31, 2022 are as follows (in thousands):

2023	$6,989,462
2024	3,839
2025	3,964
2026	4,094
2027	2,610
Thereafter	134,521
Total	$7,138,490

Funds purchased are unsecured and generally mature within one day to ninety days from the transaction date. Securities repurchase agreements are recorded as secured borrowings that generally mature within ninety days and are secured by certain available for sale securities.

Borrowings from the Federal Home Loan Banks are used for funding purposes. In accordance with policies of the Federal Home Loan Banks, BOK Financial has granted a blanket pledge of eligible assets (generally unencumbered U.S. Treasury and residential mortgage-backed securities, 1-4 family loans and multifamily loans) as collateral for these advances. The Federal Home Loan Banks have issued letters of credit totaling $419 million to secure BOK Financial’s obligations to depositors of public funds. The unused credit available to BOK Financial at December 31, 2022 pursuant to the Federal Home Loan Bank’s collateral policies is $2.1 billion.

As a result of the acquisition of CoBiz Financial in 2018, we obtained $60 million of subordinated debt issued in June 2015 that will mature on June 25, 2030. This debt bears interest at the rate of 5.625% through June 2025 and thereafter, the notes will bear interest at an annual floating rate equal to three-month LIBOR plus 3.17%. The debt contains a call option that allows for repayment prior to contractual maturity. The call option is available on June 25, 2025 and quarterly thereafter at 100% of the principal amount.

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

These LIBOR-based subordinated debentures will be subject to transition on July 1, 2023 in conjunction with the Adjustable Interest Rate (LIBOR) Act as implemented by the Board of Governors of the Federal Reserve System.

BOK Financial Securities, Inc. may borrow funds from Pershing, LLC ("Pershing"), a clearing broker/dealer and a wholly owned subsidiary of Bank of New York Mellon, for the purposes of financing securities purchases or to facilitate funding of investment banking activities on terms to be negotiated at the time of the borrowing. BOK Financial Securities, Inc. had no borrowings outstanding at December 31, 2022 and December 31, 2021.

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

(10) Federal and State Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Available for sale securities mark to market	$255,244	$—
Credit loss reserves	69,385	67,339
Lease liability	49,839	48,457
Deferred compensation	34,645	33,945
Unearned fees	12,915	11,368
Purchased loan discount	4,955	7,498
Share-based compensation	4,625	5,989
Valuation adjustments	5,792	1,883
Other	42,808	28,958
Total deferred tax assets	480,208	205,437

Deferred tax liabilities:
Right-of-use asset	40,741	41,291
Mortgage servicing rights	49,001	31,703
Available for sale securities mark to market	—	21,841
Acquired identifiable intangible	11,280	14,307
Depreciation	7,163	10,939
Lease financing	12,333	11,120
Other	38,357	39,698
Total deferred tax liabilities	158,875	170,899
Net deferred tax assets (liabilities)	$321,333	$34,538

No valuation allowance was necessary on deferred tax assets as of December 31, 2022 and 2021.

The significant components of the provision for income taxes attributable to continuing operations for BOK Financial are shown below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current income tax expense:
Federal	$127,144	$121,196	$173,888
State	18,185	21,065	29,889
Total current income tax expense	145,329	142,261	203,777

Deferred income tax expense (benefit):
Federal	(4,700)	29,777	(65,989)
State	(765)	7,737	(8,995)
Total deferred income tax expense (benefit)	(5,465)	37,514	(74,984)
Total income tax expense	$139,864	$179,775	$128,793

The reconciliations of income attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Amount:
Federal statutory tax	$138,633	$167,181	$118,412
Tax exempt revenue	(5,714)	(6,084)	(7,035)
Effect of state income taxes, net of federal benefit	13,490	22,489	14,251
Utilization of tax credits, net of proportional amortization of low-income housing limited partnership investments	(8,883)	(8,801)	(6,994)
Other, net	2,338	4,990	10,159
Total income tax expense	$139,864	$179,775	$128,793

	Year Ended December 31,
	2022	2021	2020
Percent of pretax income:
Federal statutory tax	21.0%	21.0%	21.0%
Tax exempt revenue	(0.8)	(0.7)	(1.2)
Effect of state income taxes, net of federal benefit	2.0	2.8	2.5
Utilization of tax credits, net of proportional amortization of low-income housing limited partnership investments	(1.4)	(1.1)	(1.2)
Other, net	0.4	0.6	1.7
Total	21.2%	22.6%	22.8%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2022	2021	2020
Balance as of January 1	$21,092	$22,902	$20,465
Additions for tax for current year positions	3,465	3,961	6,384
Settlements during the period	—	(1,754)	—
Lapses of applicable statute of limitations	(4,974)	(4,017)	(3,947)
Balance as of December 31	$19,583	$21,092	$22,902

Of the above unrecognized tax benefits, $15.3 million, if recognized, would have affected the effective tax rate.

BOK Financial recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company recognized $1.8 million for 2022, $2.3 million for 2021 and $2.4 million for 2020 in interest and penalties. The Company had approximately $6.0 million and $6.4 million accrued for the payment of interest and penalties at December 31, 2022 and 2021, respectively. Federal statutes remain open for federal tax returns filed in the previous three reporting periods. Various state income tax statutes remain open for the previous three to six reporting periods.

(11) Employee Benefits

BOK Financial sponsored a defined benefit cash balance Pension Plan for all employees who satisfied certain age and service requirements. As of February 28, 2022, the Pension Plan was terminated and was subsequently liquidated in accordance with the standard plan termination requirements of Title IV of ERISA and Section 12.3 of the Plan. Each participant was permitted to elect to receive payment of their accrued benefit in the form of a lump sum or an immediate annuity. Those participants who did not elect a lump sum had their accrued benefit annuitized in the form of an irrevocable commitment from an insurance company selected to fund the remaining plan benefits in connection with the plan termination. All benefits were paid and all obligations settled prior to December 31, 2022. Prior to termination, BOK Financial recognized the funded status of its employee benefit plans. Adjustments required to recognize the Pension Plan's net funded status were made through accumulated other comprehensive income, net of deferred income taxes. In 2022, as a result of the termination, BOK Financial paid out $15.5 million in benefits to plan participants to settle all obligations. At the beginning of 2023, the remaining balance in the Plan of $19.1 million was transferred to the Thrift Plan to cover a portion of the employer contributions for 2022.

The projected benefit obligation and fair value of plan assets, respectively, were $20 million and $39 million at December 31, 2021. The net periodic benefit credit was $2.2 million for December 31, 2021 and $1.3 million for December 31, 2020, and is included in Personnel expense in the Consolidated Statements of Earnings.

Employee contributions to the Thrift Plan are eligible for Company matching equal to 6% of base compensation, as defined in the plan. The Company-provided matching contribution rates range from 50% for employees with less than 4 years of service to 200% for employees with 15 or more years of service. An additional 5% of the annual employer matching contribution was added to each contributing participant's account for 2022 who were employed on the last day of the plan year. Additionally, a maximum Company-provided, non-elective annual contribution of up to $750 per participant is provided for employees whose annual base compensation is less than $40,000. Participants may direct investments in their accounts to a variety of options, including a BOK Financial common stock fund and Cavanal Hill funds. Employer contributions, which are invested in accordance with the participant’s investment options, vest over five years. Thrift Plan expenses were $31.7 million for 2022, $30.5 million for 2021 and $29.9 million for 2020.

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

The Company awards restricted stock to certain officers and employees and restricted stock units ("RSUs") to certain executives, (collectively "non-vested shares"). Vesting of all non-vested shares is subject to service requirements. Additionally, vesting of certain non-vested shares is subject to performance criteria based on changes in the Company's earnings per share relative to defined peers. The following represents a summary of the non-vested shares for the three years ended December 31, 2022 (in thousands):

	Restricted Stock		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2020	427,178		46,689
Granted	236,750	$83.49	22,980	$77.36
Vested	(225,527)	83.50	—	—
Forfeited	(18,167)	83.10	—	—
Non-vested at December 31, 2020	420,234		69,669
Granted	247,917	$73.01	17,570	$88.25
Vested	(166,965)	94.96	—	—
Forfeited	(11,632)	75.83	—	—
Non-vested at December 31, 2021	489,554		87,239
Granted	183,809	$108.23	25,416	$103.79
Vested	(139,859)	76.80	(61,645)	91.38
Forfeited	(40,620)	79.60	—
Non-vested at December 31, 2022	492,884		51,010

Compensation expense recognized on non-vested restricted stock totaled $9.0 million for 2022, $9.3 million for 2021 and $16.0 million for 2020. Unrecognized compensation cost of non-vested restricted stock totaled $15.5 million at December 31, 2022. We expect to recognize compensation expense of $8.8 million in 2023, $6.3 million in 2024, and $386 thousand in 2025 on the non-vested shares of restricted stock. Vesting of 58,098 shares of non-vested restricted stock may be increased or decreased based on performance criteria defined in the plan documents. The fair value of restricted shares vested totaled $15.0 million, $13.0 million and $19.5 million during the years ended December 31, 2022, 2021 and 2020, respectively.

Compensation expense recognized on non-vested restricted stock units totaled $597 thousand for 2022, $4.0 million for 2021 and $2.2 million for 2020. Compensation cost for restricted stock units is variable based on the current fair value of BOK Financial common shares. Unrecognized compensation cost of non-vested restricted stock units totaled $932 thousand at December 31, 2022. We expect to recognize compensation expense of $578 thousand in 2023, $342 thousand in 2024 and $13 thousand in 2025 on the non-vested restricted stock units. Vesting of 8,258 non-vested restricted stock units may be increased or decreased based on performance criteria defined in the plan documents. The intrinsic value of share-based liabilities paid in 2022 was $6.3 million. No share-based liabilities were paid in 2021 and 2020.

13) Related Parties

In compliance with applicable banking regulations, the Company may extend credit to certain executive officers, directors, principal shareholders and their affiliates (collectively referred to as "related parties") in the ordinary course of business. The Company’s loans to related parties do not involve more than the normal credit risk.

Activity in loans to related parties is summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021
Beginning balance	$95,219	$92,940
Advances	731,664	588,252
Payments	(770,808)	(583,040)
Adjustments[1]	(1,596)	(2,933)
Ending balance	$54,479	$95,219
1    Adjustments generally consist of changes in status as a related party.
As defined by banking regulations, loan commitments and equity investments from the subsidiary banks to a single affiliate may not exceed 10% of unimpaired capital and surplus while loan commitments and equity investments to all affiliates may not exceed 20% of unimpaired capital and surplus. Loans to affiliates must be fully secured by eligible collateral. At December 31, 2022, loan commitments and equity investments were limited to $448 million to a single affiliate and $896 million to all affiliates. The largest loan commitment and equity investment to a single affiliate was $284 million, and the aggregate loan commitments and equity investments to all affiliates were $344 million. The largest outstanding amount to a single affiliate at December 31, 2022 was $3.9 million, and the total outstanding amounts to all affiliates were $3.9 million. At December 31, 2021, total loan commitments and equity investments to all affiliates were $324 million, and the total outstanding amounts to all affiliates were $5.0 million.

Certain related parties are customers of the Company for services other than loans, including consumer banking, corporate banking, risk management, wealth management, brokerage and trading, or fiduciary/trust services. The Company engages in transactions with related parties in the ordinary course of business in compliance with applicable regulations.

QuikTrip Corporation has entered into a fee sharing agreement with TransFund, BOKF’s electronic funds transfer network ("TransFund"), respecting transactions completed at TransFund automated teller machines placed in QuikTrip locations. Pursuant to this agreement, BOKF paid QuikTrip approximately $10.7 million in 2022, $10.4 million in 2021 and $10.0 million in 2020. A BOK Financial director is Chief Executive Officer, Chairman, and a significant shareholder of QuikTrip Corporation.

Cavanal Hill Investment Management, Inc., a wholly-owned subsidiary of BOKF, NA, is the administrator to and investment advisor for the Cavanal Hill Funds (the "Funds"), a diversified, open-ended investment company established as a business trust under the Investment Company Act of 1940. BOKF, NA is custodian and Cavanal Hill Distributors, Inc. is distributor for the Funds. The Funds’ products are offered to customers, employee benefit plans, trusts and the general public in the ordinary course of business. Approximately 79% of the Funds’ assets of $3.9 billion are held for the Company's clients. A Company executive officer serves on the Funds' board of trustees, and officers of BOKF, NA serve as president and secretary of the Funds. A majority of the members of the Funds’ board of trustees are, however, independent of the Company and the Funds are managed by its board of trustees.

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

BOK Financial currently owns 252,533 Visa Class B shares which are convertible into 403,826 shares of Visa Class A shares after the final settlement of all covered litigation. Class B shares may be diluted in the future if the escrow fund is not adequate to cover future covered litigation costs. No value has been currently assigned to the Class B shares.

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

As previously reported, a limited liability partnership sued BOKF, NA in Colorado District Court in 2019 alleging that the Bank breached various fiduciary duties as trustee of a trust that was a co-general partner of the partnership and claiming in excess of $60 million in damages. In January 2023 the action was settled at no cost to BOKF, NA in excess of the cost of defense.

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Alternative Investment Commitments

The Company invests in several tax credit entities and other funds as permitted by banking regulations. Consolidation of these investments is based on the variable interest model.

At December 31, 2022, the Company has $390 million in interests in various alternative investments generally consisting of unconsolidated limited partnership interests in entities for which investment return is in the form of low income housing tax credits or other investments in merchant banking activities. The investment balance also includes $81 million in unfunded commitments included in Other liabilities on the Consolidated Balance Sheets. At December 31, 2021, the Company had $352 million in interests in various alternative investments and included $106 million in unfunded commitments in Other liabilities.

Other Commitments and Contingencies

Cavanal Hill Funds’ assets include U.S. Treasury and government securities money market funds. Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury and Agencies. The net asset value of units in these funds was $1.00 at December 31, 2022. An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries. BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00. No assets were purchased from the funds in 2022 or 2021.

The Federal Reserve Bank requires member banks to maintain certain minimum average cash balances. Member banks may satisfy reserve balance requirements through holdings of vault cash and balances maintained directly with a Federal Reserve Bank. The combined average balance of vault cash and balances held at the Federal Reserve Bank was $890 million for the year ended December 31, 2022 and $905 million for the year ended December 31, 2021.
(15) Shareholders Equity

Preferred Stock

One billion shares of preferred stock with a par value of $0.00005 per share are authorized. The Series A Preferred Stock has no voting rights except as otherwise provided by Oklahoma corporate law and may be converted into one share of Common Stock for each 36 shares of Series A Preferred Stock at the option of the holder. Dividends are cumulative at an annual rate of ten percent of the $0.06 per share liquidation preference value when declared and are payable in cash. Aggregate liquidation preference is $15 million. No Series A Preferred Stock was outstanding in 2022, 2021 or 2020.

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

Regulatory Capital

BOK Financial and the subsidiary bank are subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and additional discretionary actions by regulators that could have a material effect on BOK Financial's operations. These capital requirements include quantitative measures of assets, liabilities and certain off-balance sheet items. The capital standards are also subject to qualitative judgments by the regulators.

A bank falling below the minimum capital requirements, including the capital conservation buffer, would be subject to regulatory restrictions on capital distributions (including but not limited to dividends and share repurchases) and executive bonus payments. For a banking institution to qualify as well capitalized, Common Equity Tier 1, Tier I, Total and Leverage capital ratios must be at least 6.5%, 8%, 10% and 5%, respectively. Tier I capital consists primarily of common stockholders' equity, excluding unrealized gains or losses on available for sale securities, less goodwill, core deposit premiums and certain other intangible assets. Total capital consists primarily of Tier I capital plus preferred stock, subordinated debt and allowances for credit losses, subject to certain limitations. The subsidiary bank exceeded the regulatory definition of well capitalized as of December 31, 2022 and December 31, 2021.

A summary of regulatory capital minimum requirements and levels follows (dollars in thousands):

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer	Well Capitalized Bank Requirement	December 31, 2022		December 31, 2021
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	4.50%	2.50%	7.00%	N/A	$4,460,054	11.69%	$4,230,626	12.24%
BOKF, NA	4.50%	N/A	4.50%	6.50%	4,176,978	11.05%	3,869,454	11.27%
Tier I Capital (to Risk Weighted Assets):
Consolidated	6.00%	2.50%	8.50%	N/A	$4,464,763	11.71%	$4,235,265	12.25%
BOKF, NA	6.00%	N/A	6.00%	8.00%	4,178,531	11.06%	3,871,457	11.28%
Total Capital (to Risk Weighted Assets):
Consolidated	8.00%	2.50%	10.50%	N/A	$4,830,826	12.67%	$4,594,787	13.29%
BOKF, NA	8.00%	N/A	8.00%	10.00%	4,478,559	11.85%	4,164,940	12.13%
Leverage (Tier I Capital to Average Assets):
Consolidated	4.00%	N/A	4.00%	N/A	$4,464,763	9.91%	$4,235,265	8.55%
BOKF, NA	4.00%	N/A	4.00%	5.00%	4,178,531	9.31%	3,871,457	7.84%

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Investment Securities Transferred from AFS	Employee Benefit Plans	Total
Balance, December 31, 2019	$104,996	$—	$(73)	$104,923
Net change in unrealized gain (loss)	312,576	—	1,220	313,796
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(9,910)	—	—	(9,910)
Other comprehensive income (loss), before income taxes	302,666	—	1,220	303,886
Federal and state income tax	72,630	—	311	72,941
Other comprehensive income (loss), net of income taxes	230,036	—	909	230,945
Balance, December 31, 2020	335,032	—	836	335,868
Net change in unrealized gain (loss)	(343,730)	—	2,361	(341,369)
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(3,704)	—	—	(3,704)
Other comprehensive income (loss), before income taxes	(347,434)	—	2,361	(345,073)
Federal and state income tax	(82,177)	—	601	(81,576)
Other comprehensive income (loss), net of income taxes	(265,257)	—	1,760	(263,497)
Balance, December 31, 2021	69,775	—	2,596	72,371
Net change in unrealized gain (loss)	(1,227,414)	—	—	(1,227,414)
Transfer of net unrealized loss from AFS to investment securities	267,509	(267,509)	—	—
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	—	42,514	—	42,514
Operating expense, Personnel	—	—	(3,483)	(3,483)
Loss on available for sale securities, net	971	—	—	971
Other comprehensive income (loss), before income taxes	(958,934)	(224,995)	(3,483)	(1,187,412)
Federal and state income tax	(224,541)	(52,658)	(887)	(278,086)
Other comprehensive income (loss), net of income taxes	(734,393)	(172,337)	(2,596)	(909,326)
Balance, December 31, 2022	$(664,618)	$(172,337)	$—	$(836,955)

(16) Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Year Ended
	2022	2021	2020
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$520,273	$618,121	$435,030
Less: Earnings allocated to participating securities	3,803	4,299	2,612
Numerator for basic earnings per share – income available to common shareholders	516,470	613,822	432,418
Effect of reallocating undistributed earnings of participating securities	—	—	—
Numerator for diluted earnings per share – income available to common shareholders	$516,470	$613,822	$432,418

Denominator:
Weighted average shares outstanding	67,706,014	69,071,511	70,259,553
Less: Participating securities included in weighted average shares outstanding	493,286	479,591	418,576
Denominator for basic earnings per common share	67,212,728	68,591,920	69,840,977
Dilutive effect of employee stock compensation plans	7	2,402	3,195
Denominator for diluted earnings per common share	67,212,735	68,594,322	69,844,172

Basic earnings per share	$7.68	$8.95	$6.19
Diluted earnings per share	$7.68	$8.95	$6.19

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

The cost of funds borrowed from the Funds Management unit by the operating lines of business is transfer priced at rates that approximate market rates for funds with similar duration. Market rates are generally based on the applicable wholesale borrowing rates or interest rate swap rates adjusted for prepayment risk. This method of transfer-pricing funds that support assets of the operating lines of business tends to insulate them from interest rate risk.

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

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2022 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest and dividend revenue from external sources	$818,213	$69,646	$155,974	$167,547	$1,211,380
Net interest revenue (expense) from internal sources	(73,764)	88,603	5,623	(20,462)	—
Net interest and dividend revenue	744,449	158,249	161,597	147,085	1,211,380
Net loans charged off and provision for credit losses	17,726	5,260	(175)	7,189	30,000
Net interest and dividend revenue after provision for credit losses	726,723	152,989	161,772	139,896	1,181,380
Other operating revenue	241,594	121,819	339,501	(59,657)	643,257
Other operating expense	290,717	209,210	312,177	352,376	1,164,480
Net direct contribution	677,600	65,598	189,096	(272,137)	660,157
Gain (loss) on financial instruments, net	1	(93,346)	4	93,341	—
Change in fair value of mortgage servicing rights	—	80,261	—	(80,261)	—
Gain (loss) on repossessed assets, net	(1,903)	139	—	1,764	—
Corporate expense allocations	67,337	44,965	50,241	(162,543)	—
Net income before taxes	608,361	7,687	138,859	(94,750)	660,157
Federal and state income taxes	148,000	1,798	32,686	(42,620)	139,864
Net income	460,361	5,889	106,173	(52,130)	520,293
Net income attributable to non-controlling interests	—	—	—	20	20
Net income attributable to BOK Financial Corp. shareholders	$460,361	$5,889	$106,173	$(52,150)	$520,273

Average assets	$29,084,957	$10,230,437	$16,209,684	$(8,500,442)	$47,024,636

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2021 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest and dividend revenue from external sources	$606,902	$67,856	$214,458	$228,817	$1,118,033
Net interest revenue (expense) from internal sources	(71,167)	35,671	(386)	35,882	—
Net interest and dividend revenue	535,735	103,527	214,072	264,699	1,118,033
Net loans charged off and provision for credit losses	31,128	4,009	(223)	(134,914)	(100,000)
Net interest and dividend revenue after provision for credit losses	504,607	99,518	214,295	399,613	1,218,033
Other operating revenue	262,402	173,341	298,962	21,070	755,775
Other operating expense	281,089	209,596	320,726	366,297	1,177,708
Net direct contribution	485,920	63,263	192,531	54,386	796,100
Gain (loss) on financial instruments, net	154	(21,871)	—	21,717	—
Change in fair value of mortgage servicing rights	—	41,637	—	(41,637)	—
Gain (loss) on repossessed assets, net	13,001	85	—	(13,086)	—
Corporate expense allocations	49,941	46,010	40,341	(136,292)	—
Net income before taxes	449,134	37,104	152,190	157,672	796,100
Federal and state income taxes	120,618	9,461	38,944	10,752	179,775
Net income	328,516	27,643	113,246	146,920	616,325
Net loss attributable to non-controlling interests	—	—	—	(1,796)	(1,796)
Net income attributable to BOK Financial Corp. shareholders	$328,516	$27,643	$113,246	$148,716	$618,121

Average assets	$28,536,881	$10,029,687	$19,425,475	$(7,840,340)	$50,151,703

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2020 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest and dividend revenue from external sources	$714,932	$78,004	$130,818	$184,690	$1,108,444
Net interest revenue (expense) from internal sources	(126,444)	69,000	(13,528)	70,972	—
Net interest and dividend revenue	588,488	147,004	117,290	255,662	1,108,444
Net loans charged off and provision for credit losses	69,475	2,805	(209)	150,521	222,592
Net interest and dividend revenue after provision for credit losses	519,013	144,199	117,499	105,141	885,852
Other operating revenue	187,361	243,719	398,834	12,406	842,320
Other operating expense	258,903	230,402	326,016	348,987	1,164,308
Net direct contribution	447,471	157,516	190,317	(231,440)	563,864
Gain (loss) on financial instruments, net	193	95,344	4	(95,541)	—
Change in fair value of mortgage servicing rights	—	(79,524)	—	79,524	—
Gain (loss) on repossessed assets, net	(2,677)	276	—	2,401	—
Corporate expense allocations	24,862	42,155	35,359	(102,376)	—
Net income before taxes	420,125	131,457	154,962	(142,680)	563,864
Federal and state income taxes	114,120	33,483	39,660	(58,470)	128,793
Net income	306,005	97,974	115,302	(84,210)	435,071
Net income attributable to non-controlling interests	—	—	—	41	41
Net income attributable to BOK Financial Corp. shareholders	$306,005	$97,974	$115,302	$(84,251)	$435,030

Average assets	$26,994,075	$9,842,114	$15,695,646	$(3,827,445)	$48,704,390

(18) Fees and Commissions Revenue

Fees and commissions revenue by reportable segment and primary service line is as follows for the year ended December 31, 2022 (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$20,332	$—	$20,332	$20,332	$—
Customer hedging revenue	34,676	—	1,053	9,987	45,716	45,716	—
Retail brokerage revenue	—	—	16,403	—	16,403	—	16,403
Insurance brokerage revenue	—	—	12,879	—	12,879	—	12,879
Investment banking revenue	25,048	—	20,600	—	45,648	23,730	21,918
Brokerage and trading revenue	59,724	—	71,267	9,987	140,978	89,778	51,200
TransFund EFT network revenue	81,097	3,560	(73)	6	84,590	—	84,590
Merchant services revenue	12,397	37	—	—	12,434	—	12,434
Corporate card revenue	6,440	—	410	392	7,242	—	7,242
Transaction card revenue	99,934	3,597	337	398	104,266	—	104,266
Personal trust revenue	—	—	99,075	—	99,075	—	99,075
Corporate trust revenue	—	—	23,775	—	23,775	—	23,775
Institutional trust & retirement plan services revenue	—	—	50,404	—	50,404	—	50,404
Investment management services and other	—	—	23,242	(170)	23,072	—	23,072
Fiduciary and asset management revenue	—	—	196,496	(170)	196,326	—	196,326
Commercial account service charge revenue	52,779	1,884	1,965	—	56,628	—	56,628
Overdraft fee revenue	115	25,229	77	5	25,426	—	25,426
Check card revenue	—	23,312	—	—	23,312	—	23,312
Automated service charge and other deposit fee revenue	556	4,612	102	—	5,270	—	5,270
Deposit service charges and fees	53,450	55,037	2,144	5	110,636	—	110,636
Mortgage production revenue	—	(1,838)	—	—	(1,838)	(1,838)	—
Mortgage servicing revenue	—	53,236	—	(2,033)	51,203	51,203	—
Mortgage banking revenue	—	51,398	—	(2,033)	49,365	49,365	—
Other revenue	20,765	11,894	69,294	(46,311)	55,642	25,844	29,798
Total fees and commissions revenue	$233,873	$121,926	$339,538	$(38,124)	$657,213	$164,987	$492,226
1     Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.
2    In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the year ended December 31, 2021 (in thousands):

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
2    In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the year ended December 31, 2020 (in thousands):

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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the years ended December 31, 2022 and 2021, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the years ended December 31, 2022 and 2021 were immaterial.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at December 31, 2022 and 2021.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities that are measured on a recurring basis is as follows as of December 31, 2022 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. government securities	$9,823	$4,970	$4,853	$—
Residential agency mortgage-backed securities	4,406,848	—	4,406,848	—
Municipal securities	21,484	—	21,484	—
Other trading securities	26,006	—	26,006	—
Total trading securities	4,464,161	4,970	4,459,191	—
Available for sale securities:
U.S. Treasury	898	898	—	—
Municipal securities	624,500	—	624,500	—
Residential agency mortgage-backed securities	5,814,496	—	5,814,496	—
Residential non-agency mortgage-backed securities	577,576	—	577,576	—
Commercial agency mortgage-backed securities	4,475,917	—	4,475,917	—
Other debt securities	473	—	—	473
Total available for sale securities	11,493,860	898	11,492,489	473
Fair value option securities — Residential agency mortgage-backed securities	296,590	—	296,590	—
Residential mortgage loans held for sale[1]	75,272	—	68,054	7,218
Mortgage servicing rights, net[2]	277,608	—	—	277,608
Derivative contracts, net of cash margin[3]	880,343	2,110	878,233	—
Liabilities:
Derivative contracts, net of cash margin[3]	554,900	16	554,884	—
1Residential mortgage loans held for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards and are valued at 77.55% of the unpaid principal balance.
2A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 7, Mortgage Banking Activities.
3See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts in asset and liability positions that were valued based on quoted prices in active markets for identical instruments (Level 1) are primarily exchange-traded interest rate derivative contracts held for trading purposes.

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
3See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts based on quoted prices in active markets for identical instruments (Level 1) are exchange-traded interest rate derivative contracts, net of cash margin. Derivative contracts in liability positions that were valued using quoted prices in active markets for identical instruments (Level 1) are exchange-traded energy derivative contracts, fully offset by cash margin.

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

The fair value of certain available for sale and held-to-maturity municipal and other debt securities may be based on significant unobservable inputs. These significant unobservable inputs include limited observed trades, projected cash flows, current credit rating of the issuers and, when applicable, the insurers of the debt and observed trades of similar debt. Discount rates are primarily based on reference to interest rate spreads on comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies adjusted for a lack of trading volume. Significant unobservable inputs are developed by investment securities professionals involved in the active trading of similar securities. A summary of significant inputs used to value these securities follows. A management committee composed of senior members from the Company's Corporate Treasury, Risk Management and Finance departments assess the appropriateness of these inputs quarterly.

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis and related losses recorded during the year. The carrying value represents only those assets with the balance sheet date for which the fair value was adjusted during the year:

	Carrying Value at December 31, 2022			Fair Value Adjustments for the Year Ended December 31, 2022 Recognized In:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Nonaccruing loans	$—	$57	$4,998	$16,399	$—
Real estate and other repossessed assets	—	3,873	1,699	—	(6,437)

	Carrying Value at December 31, 2021			Fair Value Adjustments for the Year Ended December 31, 2021 Recognized In:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Nonaccruing loans	$—	$808	$1,990	$2,087	$—
Real estate and other repossessed assets	—	1,706	—	—	(150)

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of December 31, 2022 follows (in thousands):

Quantitative Information about Level 3 Non-recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)	Significant Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$4,998	Discounted cash flows	Management knowledge of industry and non-real estate collateral including but not limited to recoverable oil & gas reserves, forward looking commodity prices, and estimated operating costs	9% - 24% (23%)[1]
Real estate and other repossessed assets	1,699	Discounted cash flows	Management knowledge of industry and non-real estate collateral including but not limited to recoverable oil & gas reserves, forward looking commodity prices, and estimated operating costs	N/A
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

The fair value of pension plan assets was approximately $39 million at December 31, 2021, determined by significant other observable inputs. Fair value adjustments of pension plan assets along with changes in the projected benefit obligation were recognized in other comprehensive income. The Pension Plan was terminated during 2022, and all benefits have been paid and obligations settled.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or are measured at fair value on a non-recurring basis (dollars in thousands):

	December 31, 2022
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$943,810	$943,810	$943,810	$—	$—
Interest-bearing cash and cash equivalents	457,906	457,906	457,906	—	—
Trading securities:
U.S. government securities	9,823	9,823	4,970	4,853	—
Residential agency mortgage-backed securities	4,406,848	4,406,848	—	4,406,848	—
Municipal securities	21,484	21,484	—	21,484	—
Other trading securities	26,006	26,006	—	26,006	—
Total trading securities	4,464,161	4,464,161	4,970	4,459,191	—
Investment securities:
Municipal securities	170,629	176,621	—	38,106	138,515
Residential agency mortgage-backed securities	2,315,219	2,143,360	—	2,143,360	—
Commercial agency mortgage-backed securities	15,609	14,588	—	14,588	—
Other debt securities	12,788	12,199	—	12,199	—
Total investment securities	2,514,245	2,346,768	—	2,208,253	138,515
Allowance for credit losses	(558)	—	—	—	—
Investment securities, net of allowance	2,513,687	2,346,768	—	2,208,253	138,515
Available for sale securities:
U.S. Treasury	898	898	898	—	—
Municipal securities	624,500	624,500	—	624,500	—
Residential agency mortgage-backed securities	5,814,496	5,814,496	—	5,814,496	—
Residential non-agency mortgage-backed securities	577,576	577,576	—	577,576	—
Commercial agency mortgage-backed securities	4,475,917	4,475,917	—	4,475,917	—
Other debt securities	473	473	—	—	473
Total available for sale securities	11,493,860	11,493,860	898	11,492,489	473
Fair value option securities — Residential agency mortgage-backed securities	296,590	296,590	—	296,590	—
Residential mortgage loans held for sale	75,272	75,272	—	68,054	7,218
Loans:
Commercial	14,198,187	13,891,453	—	—	13,891,453
Commercial real estate	4,606,777	4,454,048	—	—	4,454,048
Paycheck protection program	14,312	14,312	—	—	14,312
Loans to individuals	3,737,874	3,531,410	—	—	3,531,410
Total loans	22,557,150	21,891,223	—	—	21,891,223
Allowance for loan losses	(235,704)	—	—	—	—
Loans, net of allowance	22,321,446	21,891,223	—	—	21,891,223
Mortgage servicing rights	277,608	277,608	—	—	277,608
Derivative instruments with positive fair value, net of cash margin	880,343	880,343	2,110	878,233	—
Deposits with no stated maturity	33,018,863	33,018,863	—	—	33,018,863
Time deposits	1,461,842	1,431,245	—	—	1,431,245
Other borrowed funds	7,007,285	7,005,305	—	—	7,005,305
Subordinated debentures	131,205	121,497	—	121,497	—
Derivative instruments with negative fair value, net of cash margin	554,900	554,900	16	554,884	—

	December 31, 2021
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$712,067	$712,067	$712,067	$—	$—
Interest-bearing cash and cash equivalents	2,125,343	2,125,343	2,125,343	—	—
Trading securities:
U.S. government securities	23,610	23,610	4,999	18,611	—
Residential agency mortgage-backed securities	9,068,900	9,068,900	—	9,068,900	—
Municipal securities	25,783	25,783	—	25,783	—
Other trading securities	18,520	18,520	—	18,520	—
Total trading securities	9,136,813	9,136,813	4,999	9,131,814	—
Investment securities:
Municipal securities	203,772	223,609	—	57,698	165,911
Residential agency mortgage-backed securities	6,939	7,500	—	7,500	—
Other debt securities	288	286	—	286	—
Total investment securities	210,999	231,395	—	65,484	165,911
Allowance for credit losses	(555)	—	—	—	—
Investment securities, net of allowance	210,444	231,395	—	65,484	165,911
Available for sale securities:
U.S. Treasury securities	1,000	1,000	1,000	—	—
Municipal securities	508,365	508,365	—	508,365	—
Residential agency mortgage-backed securities	8,006,616	8,006,616	—	8,006,616	—
Residential non-agency mortgage-backed securities	24,339	24,339	—	24,339	—
Commercial agency mortgage-backed securities	4,617,025	4,617,025	—	4,617,025	—
Other debt securities	472	472	—	—	472
Total available for sale securities	13,157,817	13,157,817	1,000	13,156,345	472
Fair value option securities — Residential agency mortgage-backed securities	43,770	43,770	—	43,770	—
Residential mortgage loans held for sale	192,295	192,295	—	185,969	6,326
Loans:
Commercial	12,506,465	12,395,664	—	—	12,395,664
Commercial real estate	3,831,325	3,786,767	—	—	3,786,767
Paycheck protection program	276,341	269,912	—	—	269,912
Loans to individuals	3,591,549	3,586,878	—	—	3,586,878
Total loans	20,205,680	20,039,221	—	—	20,039,221
Allowance for loan losses	(256,421)	—	—	—	—
Loans, net of allowance	19,949,259	20,039,221	—	—	20,039,221
Mortgage servicing rights	163,198	163,198	—	—	163,198
Derivative instruments with positive fair value, net of cash margin	1,097,297	1,097,297	8,331	1,088,966	—
Deposits with no stated maturity	39,537,731	39,537,731	—	—	39,537,731
Time deposits	1,704,328	1,703,886	—	—	1,703,886
Other borrowed funds	2,363,202	2,360,746	—	—	2,360,746
Subordinated debentures	131,226	141,761	—	141,761	—
Derivative instruments with negative fair value, net of cash margin	275,625	275,625	—	275,625	—

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

(20) Parent Company Only Financial Statements

Summarized financial information for BOK Financial – Parent Company Only follows:

Balance Sheets
(In thousands)

	December 31,
	2022	2021
Assets
Cash and cash equivalents	$165,395	$230,647
Loan to bank subsidiary	65,169	65,187
Investment in bank subsidiary	4,351,280	4,951,405
Investment in non-bank subsidiaries	217,011	228,447
Other assets	18,302	22,011
Total assets	$4,817,157	$5,497,697

Liabilities and Shareholders’ Equity
Liabilities:
Other liabilities	$3,303	$2,739
Subordinated debentures	131,205	131,226
Total liabilities	134,508	133,965
Shareholders’ equity:
Common stock	5	5
Capital surplus	1,390,395	1,378,794
Retained earnings	4,824,164	4,447,691
Treasury stock	(694,960)	(535,129)
Accumulated other comprehensive income (loss)	(836,955)	72,371
Total shareholders’ equity	4,682,649	5,363,732
Total liabilities and shareholders’ equity	$4,817,157	$5,497,697

Statements of Earnings
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Dividends, interest and fees received from bank subsidiary	$228,689	$483,868	$179,140
Dividends, interest and fees received from non-bank subsidiaries	43,281	8,030	25,050
Other revenue	1,172	767	907
Total revenue	273,142	492,665	205,097
Interest expense	6,490	10,535	13,944
Other operating expense	3,005	2,914	2,697
Total expense	9,495	13,449	16,641
Net income before taxes, other losses, net, and equity in undistributed income of subsidiaries	263,647	479,216	188,456
Other gains (losses), net	(4,279)	(3,415)	1,465
Net income before taxes and equity in undistributed income of subsidiaries	259,368	475,801	189,921
Federal and state income taxes	(1,776)	(4,202)	(4,502)
Net income before equity in undistributed income of subsidiaries	261,144	480,003	194,423
Equity in undistributed income of bank subsidiaries	300,330	126,380	276,217
Equity in undistributed income of non-bank subsidiaries	(41,201)	11,738	(35,610)
Net income attributable to BOK Financial Corp. shareholders	$520,273	$618,121	$435,030

Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities:
Net income	$520,273	$618,121	$435,030
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of bank subsidiaries	(300,330)	(126,380)	(276,217)
Equity in undistributed income of non-bank subsidiaries	41,201	(11,738)	35,610
Other losses (gains), net	4,279	3,415	(1,465)
Change in other assets	1,317	1,160	15,225
Change in other liabilities	543	389	850
Net cash provided by operating activities	267,283	484,967	209,033
Cash Flows From Investing Activities:
Investment in subsidiaries	(31,552)	(25,665)	(14,807)
Dissolution of subsidiaries	2,611	4,457	—
Net cash used in investing activities	(28,941)	(21,208)	(14,807)
Cash Flows From Financing Activities:
Repayment of subordinated debentures	—	(150,000)	—
Issuance of common and treasury stock, net	(4,907)	(4,874)	(4,933)
Dividends paid	(143,800)	(144,105)	(144,437)
Repurchase of common stock	(154,887)	(117,938)	(75,830)
Net cash used in financing activities	(303,594)	(416,917)	(225,200)
Net increase (decrease) in cash and cash equivalents	(65,252)	46,842	(30,974)
Cash and cash equivalents at beginning of period	230,647	183,805	214,779
Cash and cash equivalents at end of period	$165,395	$230,647	$183,805
Cash paid for interest	$6,203	$10,559	$14,064
(21) Subsequent Events

The Company evaluated events from the date of the Consolidated Financial Statements on December 31, 2022 through the issuance of those consolidated financial statements included in this Annual Report on Form 10-K. No events were identified requiring recognition in and/or disclosure in the Consolidated Financial Statements.

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

Management's Report on Internal Control over Financial Reporting appears within Item 8, "Financial Statements and Supplementary Data." The independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in Item 8 and has issued an audit report on the Company's internal control over financial reporting, which appears therein.
ITEM 9B.  OTHER INFORMATION

None.
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the headings "Election of Directors," "Executive Officers," "Insider Reporting," "Director Nominations," and "Report of the Audit Committee" in BOK Financial's 2023 Annual Proxy Statement is incorporated herein by reference.

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

There are no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors since the Company's 2022 Annual Proxy Statement to Shareholders.
ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the heading "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report," "Executive Compensation Tables," and "Director Compensation" in BOK Financial's 2023 Annual Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in BOK Financial's 2023 Annual Proxy Statement is incorporated herein by reference.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding related parties is set forth in Note 13 of the Company's Notes to Consolidated Financial Statements which appears elsewhere herein. Additionally, the information set forth under the headings "Certain Transactions," "Director Independence" and "Related Party Transaction Review and Approval Process" in BOK Financial's 2023 Annual Proxy Statement is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the heading "Principal Accountant Fees and Services" in BOK Financial's 2023 Annual Proxy Statement is incorporated herein by reference.
PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)    Financial Statements

The following financial statements of BOK Financial Corporation are filed as part of this Form 10-K in Item 8:

Consolidated Statements of Earnings for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
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

4.4	Form of 5.625% Subordinated Notes due June 25, 2030, incorporated by reference to Exhibit 4.2 to CoBiz Financial Inc. Form 8-K filed June 25, 2015.

10.4	Employment and Compensation Agreements.

10.4.7	Amended and Restated Employment Agreement (amended June 15, 2013) between BOK Financial and Steven Nell incorporated by reference to Exhibit 99.B of Form 8-K filed September 4, 2013.

10.4.10	Amended and Restated Employment Agreement (amended as of January 1, 2022) between BOK Financial and Stacy C. Kymes.

10.4.11	Employment Agreement between BOK Financial and Scott B. Grauer dated December 18, 2013.

10.4.12	Employment Agreement between BOK Financial and Martin E. Grunst dated March 1, 2023.

10.7.7	BOK Financial Corporation 2001 Stock Option Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-62578.

10.7.8	BOK Financial Corporation Directors' Stock Compensation Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 33-79836.

10.7.9	Bank of Oklahoma Thrift Plan (Amended and Restated Effective as of January 1, 1995), incorporated by reference to Exhibit 10.7.6 of Form 10-K for the year ended December 31, 1994.

10.7.10	Trust Agreement for the Bank of Oklahoma Thrift Plan (December 30, 1994), incorporated by reference to Exhibit 10.7.7 of Form 10-K for the year ended December 31, 1994.

10.7.11	BOK Financial Corporation 2003 Stock Option Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-106531.

10.7.12	BOK Financial Corporation 2003 Executive Incentive Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-106530.

10.7.14
BOK Financial Corporation 2003 Executive Incentive Plan, as amended and restated, for the Chief Executive Officer and for Direct Reports to the Chief Executive Officer, incorporated by reference to the Schedule 14 A Definitive Proxy Statement filed on March 15, 2011.

10.7.16	BOK Financial Corporation 2009 Omnibus Incentive Plan, Amended and Restated effective April 30, 2013, incorporated by reference to the Schedule 14A Definitive Proxy Statement filed on March 20, 2013.

10.8	Lease Agreement between Williams Headquarters Building LLC and BOKF, NA dated July 1, 2019.

10.8.1	First Amendment to Lease Agreement between Williams Headquarters Building LLC and BOKF, NA dated November 8th, 2019.

21	Subsidiaries of BOK Financial, filed herewith.

Exhibit Number	Description of Exhibit
23	Consent of independent registered public accounting firm - Ernst & Young LLP, filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99	Additional Exhibits.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Cover Page, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Earnings, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to the Consolidated Financial Statements, filed herewith. The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(b)    Exhibits

    See Item 15 (a) (3) above.

(c)    Financial Statement Schedules

    See Item 15 (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOK FINANCIAL CORPORATION

DATE: March 1, 2023                                                  BY:  /s/ George B. Kaiser
George B. Kaiser
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2023, by the following persons on behalf of the registrant and in the capacities indicated.

OFFICERS

/s/ George B. Kaiser	/s/ Stacy C. Kymes
George B. Kaiser Chairman of the Board of Directors	Stacy C. Kymes Director, President and Chief Executive Officer
/s/ Steven E. Nell	/s/ Michael J. Rogers
Steven E. Nell Director, Executive Vice President and Chief Financial Officer	Michael J. Rogers Senior Vice President and Chief Accounting Officer

DIRECTORS

/s/ E. Carey Joullian, IV
Alan S. Armstrong	E. Carey Joullian, IV
/s/ Steven Bangert	/s/ Stanley A. Lybarger
Steven Bangert	Stanley A. Lybarger
/s/ Chester E. Cadieux, III	/s/ Steven J. Malcolm
Chester E. Cadieux, III	Steven J. Malcolm
/s/ John W. Coffey	/s/ Emmet C. Richards
John W. Coffey	Emmet C. Richards
/s/ Joseph W. Craft, III	/s/ Claudia San Pedro
Joseph W. Craft, III	Claudia San Pedro

David F. Griffin	Peggy I. Simmons
/s/ V. Burns Hargis
V. Burns Hargis	Michael C. Turpen
/s/ Rose M. Washington
Douglas D. Hawthorne	Rose M. Washington

Kimberley D. Henry