Form 10-Q
period 2023-03-31
BOK FINANCIAL CORP
filed 2023-05-03
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 66,600,833 shares of common stock ($.00006 par value) as of March 31, 2023.

BOK Financial Corporation
Form 10-Q
Quarter Ended March 31, 2023

Management's Discussion and Analysis of Financial Condition and Results of Operations
Performance Summary

BOK Financial Corporation ("the Company") reported net income of $162.4 million or $2.43 per diluted share for the first quarter of 2023 compared to $168.4 million or $2.51 per diluted share for the fourth quarter of 2022. Pre-provision net revenue ("PPNR"), a non-GAAP measure, decreased $7.0 million to $224.3 million compared to the fourth quarter of 2022.

Highlights of the first quarter of 2023 compared to the fourth quarter of 2022 included:

•Net interest revenue totaled $352.3 million, consistent with the prior quarter, despite two fewer days in the first quarter. Net interest margin was 3.45 percent for the first quarter of 2023 compared to 3.54 percent for the prior quarter, driven by higher funding costs.
•Fees and commissions revenue totaled $186.0 million, a decrease of $7.6 million. Brokerage and trading revenue decreased $10.6 million related to lower trading volumes due to escalated market volatility. This was partially offset by a $4.3 million increase in mortgage banking revenue due to higher production volume and expanded mortgage servicing.
•The net cost of the changes in fair value of mortgage servicing rights and related economic hedges was $10.5 million for the first quarter of 2023 compared to $1.2 million for the fourth quarter of 2022 due to interest rate volatility in the first quarter.
•Other operating expense totaled $305.8 million, a decrease of $12.6 million. Personnel expense decreased $4.3 million, largely driven by a one-time incentive given to employees in the fourth quarter of 2022, partially offset by increased employee benefits costs related to seasonal payroll taxes. Non-personnel expense decreased $8.4 million, led by a reduction in professional fees and services and mortgage banking costs.
•Period-end outstanding loan balances totaled $22.8 billion at March 31, 2023, growing $193 million compared to December 31, 2022, largely due to growth in commercial real estate loans driven primarily by loans secured by multifamily residential properties and industrial facilities. Average loan balances increased $500 million to $22.5 billion, primarily due to higher commercial and commercial real estate balances.
•We recorded a $16.0 million provision for expected credit losses in the first quarter of 2023, as key economic factors in the base case, including projected West Texas Intermediate ("WTI") oil prices and commercial real estate vacancy rates, were less favorable to economic growth. We recorded a $15.0 million provision for expected credit losses in the fourth quarter of 2022, primarily as a result of growth in loans and loan commitments during the quarter. The combined allowance for credit losses totaled $312 million or 1.37 percent of outstanding loans at March 31, 2023. The combined allowance for credit losses was $297 million or 1.31 percent of outstanding loans at December 31, 2022.
•Nonperforming assets not guaranteed by U.S. government agencies decreased $2.5 million compared to December 31, 2022. Potential problem loans grew $44 million while other loans especially mentioned increased $65 million. Net charge-offs were $769 thousand or 0.01 percent of average loans on an annualized basis for the first quarter of 2023. Net charge-offs were 0.07 percent of average loans over the last four quarters. Net charge-offs were $15.5 million or 0.28 percent of average loans on an annualized basis for the fourth quarter of 2022.
•Period-end deposits were $32.6 billion at March 31, 2023, a $1.9 billion decrease compared to December 31, 2022, as customers redeployed resources and pursued investment alternatives following the savings trend during the height of the pandemic. Average deposits decreased $2.0 billion, including a $1.8 billion reduction in demand deposits.
•Assets under management or administration totaled $102.3 billion at March 31, 2023 compared to $99.7 billion at December 31, 2022, with growth across all categories.
•The company's tangible common equity ratio, a non-GAAP measure, was 8.46 percent at March 31, 2023 and 7.63 percent at December 31, 2022. The tangible common equity ratio is primarily based on total shareholders' equity, which includes unrealized gains and losses on available for sale securities. Adjusted for all securities portfolio losses, including the tax adjusted losses in the investment portfolio, the tangible common equity ratio would be 8.22 percent at March 31, 2023 and 7.36 percent at December 31, 2022.

•The common equity Tier 1 capital ratio at March 31, 2023 was 12.19 percent. Other regulatory capital ratios included the Tier 1 capital ratio at 12.20 percent, total capital ratio at 13.21 percent, and leverage ratio at 9.94 percent. At December 31, 2022, the common equity Tier 1 capital ratio was 11.69 percent, the Tier 1 capital ratio was 11.71 percent, total capital ratio was 12.67 percent, and leverage ratio was 9.91 percent.
•The Company repurchased 447,071 shares of common stock at an average price of $98.64 per share in the first quarter of 2023 and 314,406 shares at an average price of $103.14 in the fourth quarter of 2022. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.
•The Company paid a regular cash dividend of $36.0 million or $0.54 per common share during the first quarter of 2023. On May 2, 2023, the board of directors approved a quarterly cash dividend of $0.54 per common share payable on or about May 30, 2023 to shareholders of record as of May 15, 2023.
Highlights of the three months ended March 31, 2023 compared to the three months ended March 31, 2022 included:
•Tax-equivalent net interest revenue totaled $354.6 million for the three months ended March 31, 2023 and $270.4 million for the three months ended March 31, 2022. Net interest revenue decreased $19.0 million from changes in earning assets and increased $103.3 million from changes in interest rates. Net interest margin was 3.45 percent compared to 2.44 percent. In response to rising inflation, the Federal Reserve increased the federal funds rate 475 basis points since the beginning of 2022. The resulting impact on market interest rates increased net interest margin as our earning assets, led by our significant percentage of variable-rate commercial loans, repriced at a higher rate and faster pace than our interest-bearing liabilities. Average earning assets decreased $2.7 billion to $40.8 billion, primarily due to a reduction in trading securities, partially offset by an increase in loan balances. Total interest-bearing deposits decreased $4.2 billion while total other borrowed funds increased $3.1 billion. Loan yields increased 310 basis points while funding costs increased 222 basis points.
•Fees and commissions revenue totaled $186.0 million for the three months ended March 31, 2023, an $88.3 million increase compared to the three months ended March 31, 2022. Brokerage and trading revenue increased $79.5 million, primarily due to disruption in the fixed income markets related to economic uncertainty in the first quarter of 2022. Fiduciary and asset management revenue increased $4.3 million, led by growth in mutual fund fees and Cavanal Hill fund fees. Mortgage banking revenue decreased $2.3 million as rapidly rising mortgage interest rates and continued inventory shortages have adversely affected both loan production volume and margins. Other revenue increased $6.5 million, primarily related to higher margin interest fees.
•Total operating expense was $305.8 million for the three months ended March 31, 2023, an increase of $28.2 million compared to the three months ended March 31, 2022. Personnel expense increased $22.9 million. Regular compensation increased $8.6 million, largely related to annual merit increases and salary adjustments while cash-based incentive compensation grew $7.3 million due to higher sales activity. Non-personnel expense increased $5.3 million to $123.7 million, largely related to higher FDIC insurance costs following increased assessment rates in 2023 and data processing costs related to ongoing technology projects.
•We recorded a $16.0 million provision for expected credit losses in the first quarter of 2023, as key economic factors in the base case, including projected West Texas Intermediate ("WTI") oil prices and projected commercial real estate vacancy rates, were less favorable to economic growth. No provision for expected credit losses was recorded in the first quarter of 2022.

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

Tax-equivalent net interest revenue totaled $354.6 million for the first quarter of 2023, consistent with the prior quarter despite two less days in the first quarter. Compared to the fourth quarter of 2022, net interest revenue increased $10.6 million from changes in interest rates and decreased $10.9 million from changes in earning assets. Table 1 shows the effect on net interest revenue from changes in average balances and interest rates for various types of earning assets and interest-bearing liabilities.

Average earning assets increased $1.5 billion compared to the fourth quarter of 2022. The average balance of available for sale securities, which consists largely of residential and commercial mortgage-backed securities guaranteed by U.S. government agencies, increased $785 million as we reposition our balance sheet for the current rate environment. Average loan balances increased $500 million, largely due to growth in commercial and commercial real estate loans. Average fair value option securities, held as an economic hedge of the changes in fair value of our mortgage servicing rights, increased $208 million while average restricted equity securities grew $100 million.

Total average deposits were reduced by $2.0 billion compared to the fourth quarter of 2022 as customers redeployed cash resources and seek higher yielding alternatives following the savings trend during the height of the pandemic. Other borrowings increased $2.0 billion while funds purchased and repurchase agreements grew $713 million.

Net interest margin was 3.45 percent compared to 3.54 percent in the fourth quarter of 2022. In recent prior quarters, the rapid pace of market interest rate increases grew net interest margin as our earning assets, led by our significant percentage of variable-rate loans, repriced at a higher rate and faster pace than our interest-bearing liabilities. In the current quarter, we saw margin compression as our interest-bearing liabilities began to catch up and reprice more quickly. The tax-equivalent yield on earning assets was 5.06 percent, an increase of 53 basis points. Loan yields increased 68 basis points to 6.67 percent. The yield on trading securities was up 82 basis points to 4.52 percent. The available for sale securities portfolio yield increased 33 basis points to 2.87 percent while the yield on the fair value option securities portfolio grew 77 basis points to 5.17 percent. The yield on interest-bearing cash and cash equivalents increased 22 basis points to 4.28 percent.

Funding costs were 2.43 percent, a 86 basis point increase. The cost of interest-bearing deposits increased 61 basis points to 1.83 percent. The cost of funds purchased and repurchase agreements increased 128 basis points to 3.33 percent while the cost of other borrowings increased 65 basis points to 4.73 percent. The benefit to net interest margin from assets funded by non-interest liabilities was 82 basis points, an increase of 24 basis points.

Our overall objective is to manage the Company's balance sheet for changes in interest rates as is further described in the Market Risk section of this report. Approximately 79 percent of our commercial and commercial real estate loan portfolios are either variable rate or fixed rate that will reprice within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that reprice more slowly than the loans. The result is a balance sheet that would be asset sensitive, which means that assets generally reprice more quickly than liabilities. One of the strategies that we use to manage toward a relative rate-neutral position is to purchase fixed rate residential mortgage-backed securities issued primarily by U.S. government agencies and fund them with market-rate-sensitive liabilities. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also may use derivative instruments to manage our interest rate risk.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

Table 1 – Volume/Rate Analysis
(In thousands)

	Three Months Ended Mar. 31, 2023 / Dec. 31, 2022			Three Months Ended Mar. 31, 2023 / 2022
		Change Due To1			Change Due To1
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$684	$430	$254	$6,033	$(2,389)	$8,422
Trading securities	5,600	(614)	6,214	(6,968)	(50,714)	43,746
Investment securities	(206)	(245)	39	6,542	19,095	(12,553)
Available for sale securities	15,795	5,818	9,977	31,094	(3,836)	34,930
Fair value option securities	2,962	2,575	387	3,402	2,299	1,103
Restricted equity securities	2,720	1,861	859	4,701	1,829	2,872
Residential mortgage loans held for sale	(411)	(456)	45	(415)	(1,227)	812
Loans	37,977	4,259	33,718	189,553	25,424	164,129
Total tax-equivalent interest revenue	65,121	13,628	51,493	233,942	(9,519)	243,461
Interest expense:
Transaction deposits	27,043	(1,565)	28,608	82,593	(10,009)	92,602
Savings deposits	43	(3)	46	175	6	169
Time deposits	2,614	176	2,438	4,908	(346)	5,254
Funds purchased and repurchase agreements	9,043	4,672	4,371	9,752	(1,293)	11,045
Other borrowings	26,627	21,297	5,330	51,498	21,166	30,332
Subordinated debentures	31	(23)	54	767	(2)	769
Total interest expense	65,401	24,554	40,847	149,693	9,522	140,171
Tax-equivalent net interest revenue	(280)	(10,926)	10,646	84,249	(19,041)	103,290
Change in tax-equivalent adjustment	(2)			312
Net interest revenue	$(278)			$83,937
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $177.9 million for the first quarter of 2023, a decrease of $19.2 million compared to the fourth quarter of 2022.

Table 2 – Other Operating Revenue
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2022	Increase (Decrease)	% Increase (Decrease)
	Mar. 31, 2023	Dec. 31, 2022
Brokerage and trading revenue	$52,396	$63,008	$(10,612)	(17)%	$(27,079)	$79,475	(293)%
Transaction card revenue	25,621	27,136	(1,515)	(6)%	24,216	1,405	6%
Fiduciary and asset management revenue	50,657	49,899	758	2%	46,399	4,258	9%
Deposit service charges and fees	25,968	26,429	(461)	(2)%	27,004	(1,036)	(4)%
Mortgage banking revenue	14,367	10,065	4,302	43%	16,650	(2,283)	(14)%
Other revenue	16,970	17,034	(64)	—%	10,445	6,525	62%
Total fees and commissions revenue	185,979	193,571	(7,592)	(4)%	97,635	88,344	90%
Other gains (losses), net	2,251	8,427	(6,176)	N/A	(1,644)	3,895	N/A
Gain (loss) on derivatives, net	(1,344)	4,548	(5,892)	N/A	(46,981)	45,637	N/A
Loss on fair value option securities, net	(2,962)	(2,568)	(394)	N/A	(11,201)	8,239	N/A
Change in fair value of mortgage servicing rights	(6,059)	(2,904)	(3,155)	N/A	49,110	(55,169)	N/A
Gain (loss) on available for sale securities, net	—	(3,988)	3,988	N/A	937	(937)	N/A
Total other operating revenue	$177,865	$197,086	$(19,221)	(10)%	$87,856	$90,009	102%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 35 percent of total revenue for the first quarter of 2023, excluding provision for credit losses and gains and losses on other assets, securities and derivatives and the change in the fair value of mortgage servicing rights. We believe that a variety of fee revenue sources provides diversification to changes resulting from market or economic conditions such as interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. Many of the economic factors such as rising interest rates that we expect will result in growth in net interest revenue or fiduciary and asset management revenue may also affect mortgage banking production volumes and related trading. The velocity of changes in market conditions and interest rates may result in timing differences between when offsetting impacts and benefits are realized. Generally, for operating revenues not as directly related to movement in interest rates, we expect growth to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and Trading Revenue

Brokerage and trading revenue, which includes revenues from trading, customer hedging, retail brokerage and investment banking, decreased $10.6 million or 17 percent compared to the fourth quarter of 2022.

Trading revenue includes net realized and unrealized gains and losses primarily related to residential mortgage-backed securities guaranteed by U.S. government agencies and related derivative instruments that enable our mortgage banking customers to manage their production risk. Trading revenue also includes net realized and unrealized gains and losses on municipal securities and other financial instruments that we sell to institutional customers, along with changes in the fair value of financial instruments we hold as economic hedges against market risk of our trading securities. Trading revenue was $27.6 million, an $8.3 million decrease compared to the prior quarter, largely due to a lower volume of U.S. agency residential mortgage-backed securities trading activity caused by high market volatility.

Investment banking, which includes fees earned upon completion of underwriting, financial advisory services and loan syndication fees, totaled $9.3 million for the first quarter of 2023, a decrease of $2.6 million compared to the fourth quarter of 2022, primarily related to timing and volume of transactions. A reduction in syndication activity was partially offset by higher underwriting fees.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue totaled $8.4 million for the first quarter of 2023, consistent with the prior quarter. Customer hedging revenue includes credit valuation adjustments of the fair value of derivatives to reflect the risk of counterparty default.
Transaction Card Revenue

Transaction card revenue totaled $25.6 million for the first quarter of 2023, a $1.5 million decrease compared to the prior quarter led by lower transaction volumes following seasonal highs in the fourth quarter. , largely due to stimulus measures and
Fiduciary and Asset Management Revenue

Fiduciary and asset management revenue is earned through managing or holding of assets for customers and executing transactions or providing related services. Fiduciary and asset management revenue is largely based on the fair value of assets. Rates applied to asset values vary based on the nature of the relationship. Fiduciary relationships and managed asset relationships generally have higher fee rates than non-fiduciary and/or managed relationships. Fiduciary and asset management revenue was relatively unchanged compared to the fourth quarter of 2022. Increased trust business line fees were offset by lower Cavanal Hill money market fund fees and mutual fund fees.

A distribution of assets under management or administration and related fiduciary and asset management revenue follows:

Table 3 – Assets Under Management or Administration
(Dollars in thousands)

	Three Months Ended
	March 31, 2023			December 31, 2022			March 31, 2022
	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]
Managed fiduciary assets:
Personal	$10,609,920	$24,839	0.94%	$10,317,729	$25,565	0.99%	$11,292,472	$28,331	1.00%
Institutional	18,683,598	9,223	0.20%	17,229,041	7,884	0.18%	18,592,153	9,995	0.22%
Total managed fiduciary assets	29,293,518	34,062	0.47%	27,546,770	33,449	0.49%	29,884,625	38,326	0.51%

Non-managed assets:
Fiduciary	28,164,407	13,785	0.20%	28,513,725	13,086	0.18%	31,210,695	5,107	0.07%
Non-fiduciary	19,830,593	2,810	0.06%	19,467,202	3,364	0.07%	19,361,212	2,966	0.06%
Safekeeping and brokerage assets under administration	25,021,601	—	—%	24,207,343	—	—%	20,624,823	—	—%
Total non-managed assets	73,016,601	16,595	0.09%	72,188,270	16,450	0.09%	71,196,730	8,073	0.05%

Total assets under management or administration	$102,310,119	$50,657	0.20%	$99,735,040	$49,899	0.20%	$101,081,355	$46,399	0.18%

1 Assets under management or administration balance excludes certain assets under custody held by a sub-custodian where minimal revenue is recognized. $18 billion, $17 billion, and $22 billion of such assets are excluded from assets under management or administration for the three months ended March 31, 2023, December 31, 2022, and March 31, 2022, respectively.
2    Fiduciary and asset management revenue includes asset-based and other fees associated with the assets.
3    Annualized revenue divided by period-end balance.

A summary of changes in assets under management or administration for the three months ended March 31, 2023 and 2022 follows:

Table 4 – Changes in Assets Under Management or Administration
(In thousands)

	Three Months Ended March 31,
	2023	2022
Beginning balance	$99,735,040	$104,917,721
Net inflows (outflows)	(516,918)	(1,774,056)
Net change in fair value	3,091,997	(2,062,310)
Ending balance	$102,310,119	$101,081,355

Assets under management as of March 31, 2023 consist of 45 percent fixed income, 32 percent equities, 14 percent cash, and 9 percent alternative investments.

Mortgage Banking Revenue

Mortgage banking revenue increased $4.3 million over the fourth quarter of 2022. Mortgage production revenue increased $3.4 million along with higher mortgage originations following seasonal declines in the fourth quarter. Mortgage production volume increased $54 million to $165 million. Production revenue as a percentage of production volume, which includes unrealized gains and losses on our mortgage commitment pipeline and related hedges, increased 321 basis points to (0.38) percent. Mortgage servicing revenue increased $952 thousand following recent acquisitions of mortgage servicing rights.

Table 5 – Mortgage Banking Revenue
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)		% Increase (Decrease)	Three Months Ended Mar. 31, 2022	Increase (Decrease)		% Increase (Decrease)
	Mar. 31, 2023	Dec. 31, 2022
Mortgage production revenue	$(633)	$(3,983)	$3,350		84%	$5,055	$(5,688)		(113)%

Mortgage loans funded for sale	$138,624	$141,090				$418,866
Add: Current period end outstanding commitments	71,693	45,492				160,260
Less: Prior period end outstanding commitments	45,492	75,779				171,412
Total mortgage production volume	$164,825	$110,803	$54,022		49%	$407,714	$(242,889)		(60)%

Mortgage loan refinances to mortgage loans funded for sale	9%	10%	(100)	bps		45%	(3,600)	bps
Realized margin on funded mortgage loans	(1.25)%	(1.10)%	(15)	bps		1.64%	(289)	bps
Production revenue as a percentage of production volume	(0.38)%	(3.59)%	321	bps		1.24%	(162)	bps
Primary mortgage interest rates:
Average	6.33%	6.63%	(30)	bps		3.82%	251	bps
Period end	6.24%	6.41%	(17)	bps		4.67%	157	bps

Mortgage servicing revenue	$15,000	$14,048	$952		7%	$11,595	$3,405		29%
Average outstanding principal balance of mortgage loans serviced for others	21,121,319	18,923,078	2,198,241		12%	16,155,329	4,965,990		31%

Average mortgage servicing revenue rates	0.29%	0.29%	—	bp		0.29%	—	bp
Primary rates disclosed in Table 5 above represent rates generally available to borrowers on 30 year conforming mortgage loans.
Net gains on other assets, securities and derivatives

Net gains on other assets were $2.3 million for the first quarter of 2023 compared to net gains of $8.4 million in the fourth quarter of 2022. The current quarter included write-downs on certain alternative investments and changes in the value of deferred compensation investments, which are held to offset the cost of various employee benefit programs.

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

Table 6 – Gain (Loss) on Mortgage Servicing Rights
(In thousands)

	Three Months Ended
	Mar. 31, 2023	Dec. 31, 2022	Mar. 31, 2022
Gain (loss) on mortgage hedge derivative contracts, net	$(1,711)	$4,373	$(46,694)
Loss on fair value option securities, net	(2,962)	(2,568)	(11,201)
Gain (loss) on economic hedge of mortgage servicing rights, net	(4,673)	1,805	(57,895)
Gain (loss) on change in fair value of mortgage servicing rights	(6,059)	(2,904)	49,110
Loss on changes in fair value of mortgage servicing rights, net of economic hedges included in other operating revenue	(10,732)	(1,099)	(8,785)
Net interest revenue on fair value option securities[1]	187	(118)	383
Total economic cost of changes in the fair value of mortgage servicing rights, net of economic hedges	$(10,545)	$(1,217)	$(8,402)
1    Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Other Operating Expense

Other operating expense for the first quarter of 2023 totaled $305.8 million, a decrease of $12.6 million compared to the fourth quarter of 2022.

Table 7 – Other Operating Expense
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2022	Increase (Decrease)	% Increase (Decrease)
	Mar. 31, 2023	Dec. 31, 2022
Regular compensation	$105,118	$102,943	$2,175	2%	$96,474	$8,644	9%
Incentive compensation:
Cash-based	41,735	54,295	(12,560)	(23)%	34,444	7,291	21%
Share-based	5,257	3,107	2,150	69%	3,304	1,953	(59)%
Deferred compensation	1,710	3,864	(2,154)	N/A	(2,124)	3,834	N/A
Total incentive compensation	48,702	61,266	(12,564)	(21)%	35,624	13,078	37%
Employee benefits	28,325	22,210	6,115	28%	27,130	1,195	4%
Total personnel expense	182,145	186,419	(4,274)	(2)%	159,228	22,917	14%
Business promotion	8,569	7,470	1,099	15%	6,513	2,056	32%
Charitable contributions to BOKF Foundation	—	2,500	(2,500)	N/A	—	—	N/A
Professional fees and services	13,048	18,365	(5,317)	(29)%	11,413	1,635	14%
Net occupancy and equipment	28,459	29,227	(768)	(3)%	30,855	(2,396)	(8)%
Insurance	7,315	4,677	2,638	56%	4,283	3,032	71%
Data processing and communications	44,802	43,048	1,754	4%	39,836	4,966	12%
Printing, postage and supplies	3,893	3,890	3	—%	3,689	204	6%
Amortization of intangible assets	3,391	3,736	(345)	(9)%	3,964	(573)	(14)%
Mortgage banking costs	5,782	9,016	(3,234)	(36)%	7,877	(2,095)	(27)%
Other expense	8,408	10,108	(1,700)	(17)%	9,960	(1,552)	(16)%
Total other operating expense	$305,812	$318,456	$(12,644)	(4)%	$277,618	$28,194	10%

Average number of employees (full-time equivalent)	4,796	4,791	5	—%	4,712	84	2%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense
Personnel expense decreased $4.3 million compared to the fourth quarter of 2022. Cash-based incentive compensation decreased $12.6 million, largely due to a one-time incentive given to employees in the fourth quarter of 2022. Deferred compensation expense, which is largely offset by changes in the value of related deferred compensation investments, decreased $2.2 million. Share-based compensation expense increased $2.2 million due to changes in vesting assumptions of certain performance-based equity awards. Regular compensation increased $2.2 million along with our annual merit increases in March. Employee benefits expense was up $6.1 million primarily due to a seasonal increase in payroll taxes.
Non-personnel operating expense
Non-personnel expense totaled $123.7 million for the first quarter of 2023, a decrease of $8.4 million compared to the fourth quarter of 2022. Professional fees and services decreased $5.3 million, primarily due to reduced legal fees and lower technology project costs. Mortgage banking costs decreased $3.2 million from lower prepayments and reduced accruals related to default servicing and loss mitigation costs. The fourth quarter of 2022 also included a $2.5 million charitable donation to the BOKF Foundation. These decreases were partially offset by $2.6 million more in FDIC insurance expenses from higher assessment rates.
Income Taxes

The effective tax rate was 22.0 percent for the first quarter of 2023, 22.1 percent for the fourth quarter of 2022 and 20.6 percent for the first quarter of 2022. The effective tax rate was relatively consistent with the prior quarter and increased compared to the first quarter of 2022, primarily due to an increase in forecasted and actual pre-tax income.
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

The value of funds provided by the operating lines of business to the Funds Management unit is also based on rates that approximate wholesale market rates for funds with similar repricing and cash flow characteristics. Market rates are generally based on a proxy of wholesale borrowing rates or interest rate swap rates. The funds credit formula applied to deposit products with indeterminate maturities is established based on their repricing characteristics reflected in a combination of the short-term wholesale funding rate and a moving average of an intermediate term swap rate, with an appropriate spread applied to both. Shorter duration products are weighted towards the short term wholesale funding rates and longer duration products are weighted towards the intermediate swap rates. The expected duration ranges from 30 days for certain rate-sensitive deposits to five years. In order to appropriately reflect the organizational value of these deposits to the lines of business, annual adjustments are made to the funds credit formula each January that attribute more or less deposit credit value to the business lines dependent upon historical and forward-looking interest rate expectations, which are then held constant throughout the remainder of the year. After several years of decreased funding credits provided to business lines from a sustained low interest rate environment, increases in short-term and long-term rates in response to the Federal Reserve's actions to control inflation caused a commensurate increase in funding credits to business lines in the first quarter of 2023, with the offset to Funds Management and other.

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

As shown in Table 8, net income attributable to our lines of business increased $89.8 million compared to the fourth quarter of 2022. Net interest revenue increased $109.4 million, primarily due to the increased value of deposits and loan growth. Net charge-offs decreased $14.7 million to $1.2 million in the first quarter of 2023. Other operating revenue decreased $7.9 million, largely due to a lower volume of U.S. agency residential mortgage-backed securities trading activity caused by high market volatility, partially offset by an increase in mortgage banking revenue. Operating expense decreased $10.7 million due to a combination of lower incentive compensation costs and a reduction in professional fees and mortgage banking costs. The decrease in net income attributed to Funds Management and other is largely due to adjustments made that attribute more deposit credit value to the business lines, with the offset to Funds Management and other.

Table 8 – Net Income by Line of Business
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2022	Increase (Decrease)	% Increase (Decrease)
	Mar. 31, 2023	Dec. 31, 2022
Commercial Banking	$176,547	$139,374	$37,173	27%	$82,344	$94,203	114%
Consumer Banking	50,687	8,996	41,691	463%	(7,317)	58,004	(793)%
Wealth Management	52,427	41,447	10,980	26%	(4,521)	56,948	(1,260)%
Subtotal	279,661	189,817	89,844	47%	70,506	209,155	297%
Funds Management and other	(117,293)	(21,388)	(95,905)	N/A	(8,018)	(109,275)	N/A
Total	$162,368	$168,429	$(6,061)	(4)%	$62,488	$99,880	160%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Commercial Banking

Commercial Banking contributed $176.5 million to consolidated net income in the first quarter of 2023, an increase of $37.2 million or 27 percent compared to the fourth quarter of 2022.

Table 9 – Commercial Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2022	Increase (Decrease)	% Increase (Decrease)
	Mar. 31, 2023	Dec. 31, 2022
Net interest revenue from external sources	$287,646	$271,615	$16,031	6%	$147,590	$140,056	95%
Net interest expense from internal sources	(21,101)	(38,781)	17,680	46%	(10,579)	(10,522)	(99)%
Total net interest revenue	266,545	232,834	33,711	14%	137,011	129,534	95%
Net loans charged off	76	14,411	(14,335)	(99)%	5,343	(5,267)	(99)%
Net interest revenue after net loans charged off	266,469	218,423	48,046	22%	131,668	134,801	102%

Fees and commissions revenue	55,835	58,881	(3,046)	(5)%	56,964	(1,129)	(2)%
Other gains, net	1,010	3,213	(2,203)	N/A	463	547	N/A
Other operating revenue	56,845	62,094	(5,249)	(8)%	57,427	(582)	(1)%

Personnel expense	43,074	48,366	(5,292)	(11)%	38,927	4,147	11%
Non-personnel expense	30,430	31,356	(926)	(3)%	26,187	4,243	16%
Other operating expense	73,504	79,722	(6,218)	(8)%	65,114	8,390	13%

Net direct contribution	249,810	200,795	49,015	24%	123,981	125,829	101%
Gain (loss) on financial instruments, net	(58)	140	(198)	N/A	(204)	146	N/A
Gain on repossessed assets, net	859	978	(119)	N/A	1,793	(934)	N/A
Corporate expense allocations	17,729	18,007	(278)	(2)%	16,246	1,483	9%
Income before taxes	232,882	183,906	48,976	27%	109,324	123,558	113%
Federal and state income tax	56,335	44,532	11,803	27%	26,980	29,355	109%
Net income	$176,547	$139,374	$37,173	27%	$82,344	$94,203	114%

Average assets	$28,162,934	$28,373,856	$(210,922)	(1)%	$29,823,905	$(1,660,971)	(6)%
Average loans	18,750,426	18,254,559	495,867	3%	16,696,428	2,053,998	12%
Average deposits	15,861,285	16,832,244	(970,959)	(6)%	19,595,260	(3,733,975)	(19)%
Average invested capital	2,133,459	2,107,241	26,218	1%	2,020,925	112,534	6%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Net interest revenue increased $33.7 million or 14 percent over the fourth quarter of 2022, primarily due to increased value of deposits and loan growth. Net loans charged-off decreased $14.3 million to $76 thousand in the first quarter of 2023.

Fees and commissions revenue decreased $3.0 million or 5 percent, largely due to reduced investment banking revenue related to timing and volume of transactions, combined with a decline in transaction card revenue. Operating expense decreased $6.2 million or 8 percent compared to the fourth quarter of 2022, largely due to reduced incentive compensation expense. Corporate expense allocations were consistent with the prior quarter.

Average outstanding balance of loans attributed to Commercial Banking increased $496 million or 3 percent over the fourth quarter of 2022 to $18.8 billion. See the Loans section of Management's Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans, which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking were $15.9 billion for first quarter of 2023, a $971 million decrease compared to the fourth quarter of 2022. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of changes.

Consumer Banking

Consumer Banking provides retail banking services through four primary distribution channels: traditional branches, the 24-hour ExpressBank call center, Internet banking and mobile banking. Consumer Banking also conducts mortgage banking activities through offices located outside of our Consumer Banking markets.

Consumer Banking contributed $50.7 million to consolidated net income for the first quarter of 2023, an increase of $41.7 million or 463 percent over the prior quarter. Growth in net interest revenue due to an increase in the spread on deposits sold to our Funds Management unit was partially offset by changes in the fair value of mortgage servicing rights, net of economic hedges.

Table 10 – Consumer Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2022	Increase (Decrease)	% Increase (Decrease)
	Mar. 31, 2023	Dec. 31, 2022
Net interest revenue from external sources	$21,146	$18,464	$2,682	15%	$16,915	$4,231	25%
Net interest revenue from internal sources	88,235	34,838	53,397	153%	10,292	77,943	757%
Total net interest revenue	109,381	53,302	56,079	105%	27,207	82,174	302%
Net loans charged off	1,184	1,544	(360)	(23)%	1,112	72	6%
Net interest revenue after net loans charged off	108,197	51,758	56,439	109%	26,095	82,102	315%

Fees and commissions revenue	30,581	27,618	2,963	11%	33,977	(3,396)	(10)%
Other gains (losses), net	29	(35)	64	N/A	(16)	45	N/A
Other operating revenue	30,610	27,583	3,027	11%	33,961	(3,351)	(10)%

Personnel expense	21,362	22,446	(1,084)	(5)%	20,984	378	2%
Non-personnel expense	28,836	32,080	(3,244)	(10)%	27,805	1,031	4%
Total other operating expense	50,198	54,526	(4,328)	(8)%	48,789	1,409	3%

Net direct contribution	88,609	24,815	63,794	257%	11,267	77,342	686%
Gain (loss) on financial instruments, net	(4,673)	1,805	(6,478)	N/A	(57,895)	53,222	N/A
Change in fair value of mortgage servicing rights	(6,059)	(2,904)	(3,155)	N/A	49,110	(55,169)	N/A
Gain on repossessed assets, net	14	—	14	N/A	45	(31)	N/A
Corporate expense allocations	11,618	11,972	(354)	(3)%	12,080	(462)	(4)%
Income (loss) before taxes	66,273	11,744	54,529	464%	(9,553)	75,826	(794)%
Federal and state income tax	15,586	2,748	12,838	467%	(2,236)	17,822	(797)%
Net income (loss)	$50,687	$8,996	$41,691	463%	$(7,317)	$58,004	(793)%

Average assets	$9,934,511	$10,078,381	$(143,870)	(1)%	$10,273,890	$(339,379)	(3)%
Average loans	1,747,237	1,725,555	21,682	1%	1,672,346	74,891	4%
Average deposits	8,248,541	8,617,085	(368,544)	(4)%	8,746,622	(498,081)	(6)%
Average invested capital	261,485	256,905	4,580	2%	255,758	5,727	2%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Net interest revenue from Consumer Banking activities increased $56.1 million or 105 percent compared to the fourth quarter of 2022, mainly due to an increase in the spread on deposits sold to our Funds Management unit.

Operating revenue increased $3.0 million or 11 percent due to an increase in mortgage banking revenue as mortgage originations were up following seasonal declines in the prior quarter. Mortgage production volume increased $54.0 million to $164.8 million. Operating expense declined $4.3 million or 8 percent. Lower prepayments and decreased accruals related to default servicing and loss mitigations costs led to a $3.2 million reduction in mortgage banking costs. Personnel expense also decreased $1.1 million. The net cost of the changes in fair value of mortgage servicing rights and related economic hedges was $10.5 million for the first quarter of 2023 compared to a net cost of $1.2 million for the fourth quarter of 2022. Corporate expense allocations were consistent with the fourth quarter of 2022.

Average loans increased $21.7 million or 1 percent to $1.7 billion over the previous quarter. Average deposits attributed to the Consumer Banking segment decreased $369 million or 4 percent to $8.2 billion compared to the fourth quarter of 2022.

Wealth Management

Wealth Management contributed $52.4 million to consolidated net income in the first quarter of 2023, an increase of $11.0 million or 26 percent over the fourth quarter of 2022, largely due to an increase in the spread on deposits sold to our Funds Management unit, which was partially offset by a decrease in revenue from institutional trading activities.

Table 11 – Wealth Management
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2022	Increase (Decrease)	% Increase (Decrease)
	Mar. 31, 2023	Dec. 31, 2022
Net interest revenue from external sources	$20,940	$25,585	$(4,645)	(18)%	$56,231	$(35,291)	(63)%
Net interest revenue (expense) from internal sources	33,166	8,913	24,253	272%	(465)	33,631	7,232%
Total net interest revenue	54,106	34,498	19,608	57%	55,766	(1,660)	(3)%
Net loans recovered	(24)	(22)	(2)	(9)%	(71)	47	66%
Net interest revenue after net loans recovered	54,130	34,520	19,610	57%	55,837	(1,707)	(3)%

Fees and commissions revenue	108,911	114,630	(5,719)	(5)%	25,023	83,888	335%
Other losses, net	—	(20)	20	N/A	(5)	5	N/A
Other operating revenue	108,911	114,610	(5,699)	(5)%	25,018	83,893	335%

Personnel expense	59,524	59,041	483	1%	52,951	6,573	12%
Non-personnel expense	22,515	23,170	(655)	(3)%	21,669	846	4%
Other operating expense	82,039	82,211	(172)	—%	74,620	7,419	10%

Net direct contribution	81,002	66,919	14,083	21%	6,235	74,767	1,199%
Gain on financial instruments, net	—	4	(4)	N/A	—	—	N/A
Corporate expense allocations	12,386	12,733	(347)	(3)%	12,071	315	3%
Income (loss) before taxes	68,616	54,190	14,426	27%	(5,836)	74,452	1,276%
Federal and state income tax	16,189	12,743	3,446	27%	(1,315)	17,504	1,331%
Net income (loss)	$52,427	$41,447	$10,980	26%	$(4,521)	$56,948	1,260%

Average assets	$11,663,096	$12,912,630	$(1,249,534)	(10)%	$21,323,795	$(9,660,699)	(45)%
Average loans	2,201,622	2,223,275	(21,653)	(1)%	2,118,780	82,842	4%
Average deposits	7,432,413	7,888,753	(456,340)	(6)%	9,619,323	(2,186,910)	(23)%
Average invested capital	290,369	292,689	(2,320)	(1)%	305,597	(15,228)	(5)%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Combined net interest revenue and fee revenue increased $13.9 million or 9 percent over the fourth quarter of 2022, primarily due to an increase in the spread on deposits sold to our Funds Management unit, partially offset by a decrease of $9.0 million in total revenue from institutional trading activities due to reduced U.S. agency residential mortgage-backed securities trading volumes. Investment banking revenue grew $2.0 million due to growth in the size and number of municipal bonds underwritten while other revenue decreased $1.1 million. Operating expense and corporate expense allocations were relatively consistent with the previous quarter.

Average outstanding loans attributed to the Wealth Management segment decreased $21.7 million or 1.0 percent compared to the prior quarter. Average Wealth Management deposits decreased $456 million or 6 percent to $7.4 billion. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of changes.

Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the Consolidated Financial Statements for the composition of the securities portfolio as of March 31, 2023 and December 31, 2022.

We hold an inventory of trading securities in support of sales to a variety of customers, including banks, corporations, insurance companies, money managers and others. Trading securities decreased $2.2 billion to $2.3 billion during the first quarter of 2023 in response to lower origination volumes in the residential mortgage industry driven by increases in interest rates. As discussed in the Market Risk section of this report, trading activities involve risk of loss from adverse price movement. We mitigate this risk within board-approved limits through the use of derivative contracts, short-sales and other techniques.

At March 31, 2023, the carrying value of investment (held-to-maturity) securities was $2.4 billion, including a $497 thousand allowance for expected credit losses, compared to $2.5 billion at December 31, 2022 with a $558 thousand allowance for expected credit losses. The fair value of investment securities was $2.3 billion at March 31, 2023, consistent with prior quarter. Investment securities consist primarily of residential mortgage-backed securities issued by U.S. government agencies, intermediate and long-term, fixed rate Oklahoma and Texas municipal bonds, and taxable Texas school construction bonds.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders' equity. The amortized cost of available for sale securities totaled $12.7 billion at March 31, 2023, a $320 million increase compared to December 31, 2022. At March 31, 2023, the available for sale securities portfolio consisted primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Both residential and commercial mortgage-backed securities have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or contraction in the form of more rapid prepayments during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined residential mortgage-backed securities portfolio held in investment and available for sale securities at March 31, 2023 is 3.5 years, which is 0.3 years longer than the same measure as of December 31, 2022. Management estimates the duration extends to 3.9 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 2.9 years assuming a 200 basis point decline in the current rate environment. The duration of the total investment portfolio is 3.4 years, extends to 3.6 years in an upward shock of 200 basis points, and contracts to 3.1 years in a down 200 basis point shock scenario. Management also regularly monitors the impact of interest rate risk on the available for sale securities portfolio on our tangible equity ratio under various shock scenarios.

Bank-Owned Life Insurance

We have approximately $409 million of bank-owned life insurance at March 31, 2023. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $314 million is held in separate accounts and $95 million represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio's investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. As of March 31, 2023, the fair value of investments held in separate accounts covered by the stable value wrap was approximately $290 million. Since the underlying fair value of the investments held in separate accounts at March 31, 2023 was below the net book value of the investments, $22 million of cash surrender value was supported by the stable value wrap. The remaining $2 million of fair value held in separate accounts is not supported by the stable value wrap. Future rate increases may cause write-downs in the short-term. The stable value wrap is provided by a domestic financial institution.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $22.8 billion at March 31, 2023, growing $193 million over December 31, 2022, largely due to growth in commercial real estate loans in the multifamily and industrial loan portfolios.

Table 12 – Loans
(In thousands)

	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	June 30, 2022	Mar. 31, 2022
Commercial:
Healthcare	$3,899,341	$3,845,017	$3,826,623	$3,696,963	$3,441,732
Services	3,563,702	3,431,521	3,280,925	3,421,493	3,351,495
Energy	3,398,057	3,424,790	3,371,588	3,393,072	3,197,667
General business	3,356,249	3,511,171	3,148,783	3,110,309	3,029,660
Total commercial	14,217,349	14,212,499	13,627,919	13,621,837	13,020,554

Commercial real estate:
Multifamily	1,363,881	1,212,883	1,126,700	878,565	867,288
Industrial	1,309,435	1,221,501	1,103,905	953,626	911,928
Office	1,045,700	1,053,331	1,086,615	1,100,115	1,097,516
Retail	618,264	620,518	635,021	637,304	667,561
Residential construction and land development	102,828	95,684	91,690	111,575	120,506
Other commercial real estate	375,208	402,860	429,980	424,963	436,157
Total commercial real estate	4,815,316	4,606,777	4,473,911	4,106,148	4,100,956

Loans to individuals:
Residential mortgage	1,926,027	1,890,784	1,851,836	1,784,729	1,723,506
Residential mortgage guaranteed by U.S. government agencies	224,753	245,940	262,466	293,838	322,581
Personal	1,566,608	1,601,150	1,574,325	1,484,596	1,506,832
Total loans to individuals	3,717,388	3,737,874	3,688,627	3,563,163	3,552,919

Total	$22,750,053	$22,557,150	$21,790,457	$21,291,148	$20,674,429

Commercial

Commercial loans represent loans for working capital, facilities acquisition or expansion, purchases of equipment and other needs of commercial customers primarily located within our geographical footprint. These loans are underwritten individually and represent ongoing relationships based on a thorough knowledge of the customer, the customer's industry and market. While commercial loans are generally secured by the customer's assets including real property, inventory, accounts receivable, operating equipment, interests in mineral rights and other property and may also include personal guarantees of the owners and related parties, the primary source of repayment of the loans is the ongoing cash flow from operations of the customer's business. In addition, revolving lines of credit are generally governed by a borrowing base. Inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with commercial lending policies.

Commercial loans totaled $14.2 billion or 62 percent of the loan portfolio at March 31, 2023, largely unchanged compared to December 31, 2022. Growth in services and healthcare loans were offset by decreases in general business and energy loan balances.

Approximately 72 percent of loans in this segment are located within our geographic footprint based on collateral location. Loans for which the collateral location is less relevant, such as unsecured loans and reserve-based energy loans are categorized by the borrower's primary operating location. The largest concentration of loans in this segment outside of our footprint is California, totaling 5 percent of the segment.

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

Outstanding energy loans totaled $3.4 billion or 15 percent of total loans at March 31, 2023, a $27 million decrease compared to December 31, 2022. Approximately $2.7 billion of energy loans were to oil and gas producers, a $20 million increase over December 31, 2022. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. Approximately 67 percent of the committed production loans are secured by properties primarily producing oil, and 33 percent of the committed production loans are secured by properties primarily producing natural gas.

Loans to midstream oil and gas companies totaled $519 million at March 31, 2023, a $56 million decrease compared to December 31, 2022. Loans to borrowers that provide services to the energy industry totaled $126 million at March 31, 2023, a decrease of $31 million. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales, totaled $66 million, a $40 million increase over the prior quarter.

Unfunded energy loan commitments were $4.1 billion at March 31, 2023, growing $246 million over December 31, 2022.

The healthcare sector of the loan portfolio totaled $3.9 billion or 17 percent of total loans. Healthcare loans increased $54 million over December 31, 2022, primarily due to growth in loans to senior housing facilities. This was partially offset by a decrease in balances to hospital systems and other medical practices compared to the prior quarter. Healthcare sector loans consist primarily of loans for the development and operation of senior housing and care facilities including independent living, assisted living and skilled nursing. Generally we loan to borrowers with a portfolio of multiple facilities that serves to help diversify risks specific to a single facility.
The services sector of the loan portfolio totaled $3.6 billion or 16 percent of total loans, a $132 million increase compared to the prior quarter. Service sector loans consist of a large number of loans to a variety of businesses including Native American tribal and state and local governments, Native American tribal casino operations, foundations and not-for-profit organizations, educational services and specialty trade contractors. Approximately $1.6 billion of the services category is made up of loans with individual balances of less than $10 million. Services sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer's business.

General business loans totaled $3.4 billion or 15 percent of total loans, a decrease of $155 million compared to the prior quarter. General business loans consist of $2.0 billion of wholesale/retail loans and $1.4 billion of loans from other commercial industries.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of $100 million or more and with three or more non-affiliated banks as participants. At March 31, 2023, the outstanding principal balance of these loans totaled $5.5 billion, including $2.5 billion of energy loans. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 21 percent of our shared national credits, based on dollars committed. We hold shared national credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management's quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

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

The outstanding balance of commercial real estate loans grew by $209 million over December 31, 2022 to $4.8 billion or 21 percent of total loans at March 31, 2023. Multifamily residential loans increased $151 million to $1.4 billion at March 31, 2023. Loans secured by industrial facilities grew by $88 million to $1.3 billion. This growth was partially offset by a $28 million decrease in other real estate loans.

Approximately 68 percent of loans in this segment are in our geographic footprint based on collateral location. The largest concentration of loans in this segment outside our footprint is Utah, totaling 9 percent of the segment. All other states represent less than 5 percent individually.

Unfunded commercial real estate loan commitments were $2.7 billion at March 31, 2023, a decrease of $397 million compared to December 31, 2022. We take a disciplined approach to managing our concentration of commercial real estate loan commitments as a percentage of Tier 1 Capital. While loan commitments are presently at the upper concentration limit, we expect continued growth in our commercial real estate balances as loans fund, primarily in the multifamily and industrial loan portfolios.
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

Loans to individuals totaled $3.7 billion or 16% of the loan portfolio, a decrease of $20.5 million compared to December 31, 2022. Approximately 91 percent of the loans in this segment are secured by collateral located within our geographical footprint. Loans for which the collateral location is less relevant, such as unsecured loans are categorized by the borrower's primary location.

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Company are centrally managed by the Oklahoma market.

Table 13 – Loans Managed by Primary Geographical Market
(In thousands)

	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	June 30, 2022	Mar. 31, 2022
Texas:
Commercial	$7,103,166	$6,878,618	$6,644,890	$6,645,698	$6,286,125
Commercial real estate	1,675,831	1,555,508	1,448,590	1,339,452	1,345,105
Loans to individuals	992,343	982,700	970,459	934,856	957,320
Total Texas	9,771,340	9,416,826	9,063,939	8,920,006	8,588,550

Oklahoma:
Commercial	3,178,934	3,382,577	3,108,608	3,139,093	2,936,530
Commercial real estate	574,708	582,109	608,856	576,458	552,310
Loans to individuals	2,049,472	2,077,124	2,054,362	1,982,247	1,977,886
Total Oklahoma	5,803,114	6,041,810	5,771,826	5,697,798	5,466,726

Colorado:
Commercial	2,148,066	2,149,199	2,117,181	2,082,688	2,006,357
Commercial real estate	646,537	613,912	565,057	473,231	480,740
Loans to individuals	231,368	241,902	237,981	234,105	236,125
Total Colorado	3,025,971	3,005,013	2,920,219	2,790,024	2,723,222

Arizona:
Commercial	1,115,973	1,124,289	1,103,000	1,085,401	1,086,195
Commercial real estate	881,465	860,947	850,319	766,767	719,970
Loans to individuals	240,556	229,872	225,981	212,870	190,746
Total Arizona	2,237,994	2,215,108	2,179,300	2,065,038	1,996,911

Kansas/Missouri:
Commercial	318,782	310,715	307,456	338,910	336,966
Commercial real estate	489,951	479,968	466,955	458,157	436,740
Loans to individuals	129,580	131,307	125,039	125,584	121,247
Total Kansas/Missouri	938,313	921,990	899,450	922,651	894,953

New Mexico:
Commercial	280,945	263,349	258,754	253,825	272,246
Commercial real estate	449,715	417,008	426,367	431,606	504,632
Loans to individuals	65,770	67,163	68,095	67,026	63,299
Total New Mexico	796,430	747,520	753,216	752,457	840,177

Arkansas:
Commercial	71,483	103,752	88,030	76,222	96,135
Commercial real estate	97,109	97,325	107,767	60,477	61,459
Loans to individuals	8,299	7,806	6,710	6,475	6,296
Total Arkansas	176,891	208,883	202,507	143,174	163,890

Total BOK Financial loans	$22,750,053	$22,557,150	$21,790,457	$21,291,148	$20,674,429

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

Table 14 – Off-Balance Sheet Credit Commitments
(In thousands)

	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	June 30, 2022	Mar. 31, 2022
Loan commitments	$15,119,984	$15,424,431	$14,585,566	$13,470,286	$12,490,832
Standby letters of credit	790,316	740,039	725,302	700,929	654,185
Unpaid principal balance of residential mortgage loans sold with recourse	43,510	44,742	46,199	48,775	51,459
Unpaid principal balance of residential mortgage loans transferred into mortgage-backed securities guaranteed by U.S. Dept. of Veterans Affairs	996,139	1,005,368	1,021,504	1,038,317	1,062,197
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

A deterioration of the credit standing of one or more of the customers or counterparties to these contracts may result in BOK Financial recognizing a loss as the fair value of the affected contracts may no longer move in tandem with the offsetting contracts. This occurs if the credit standing of the customer or counterparty deteriorates such that either the fair value of underlying collateral no longer supports the contract or the customer or the counterparty's ability to provide margin collateral becomes impaired. Credit losses on customer derivatives reduce brokerage and trading revenue in the Consolidated Statements of Earnings.

Derivative contracts are carried at fair value. At March 31, 2023, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $572 million compared to $1.0 billion at December 31, 2022. At March 31, 2023, the net fair value of our derivative contracts included $396 million for energy contracts, $118 million for interest rate swaps and $57 million for foreign exchange contracts. The aggregate net fair value of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $578 million at March 31, 2023 and $1.0 billion at December 31, 2022.

At March 31, 2023, total derivative assets were reduced by $221 million of cash collateral received from counterparties and total derivative liabilities were reduced by $80 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement. Derivative contracts executed with customers may be secured by non-cash collateral in conjunction with a credit agreement with that customer, such as proven producing oil and gas properties. Access to this collateral in event of default is reasonably assured.
A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at March 31, 2023 follows in Table 15.

Table 15 – Fair Value of Derivative Contracts
(In thousands)

Customers	$147,529
Banks and other financial institutions	48,006
Exchanges and clearing organizations	154,653
Fair value of customer risk management program asset derivative contracts, net	$350,188

At March 31, 2023, our largest derivative exposure was to an exchange for $152 million of net derivative positions and $53 million of cash margin placed.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices down to an equivalent of $58.98 per barrel of oil would decrease the fair value of derivative assets by $62 million, with lending customers comprising the bulk of the assets. An increase in prices up to an equivalent of $92.36 per barrel of oil would increase the fair value of derivative assets by $389 million as asset values rise faster than margin paid. Liquidity requirements of this program may also be affected by our credit rating. At March 31, 2023, a decrease in our credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $10 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of March 31, 2023, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.

Summary of Credit Loss Experience

Table 16 – Summary of Credit Loss Experience
(Dollars in thousands)

	Three Months Ended
	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	June 30, 2022	Mar. 31, 2022
Allowance for loan losses:
Beginning balance	$235,704	$241,768	241,114	246,473	256,421
Loans charged off	(3,667)	(17,807)	(1,766)	(1,368)	(7,805)
Recoveries of loans previously charged off	2,898	2,301	1,309	2,167	1,824
Net loans recovered (charged off)	(769)	(15,506)	(457)	799	(5,981)
Provision for credit losses	14,525	9,442	1,111	(6,158)	(3,967)
Ending balance	$249,460	$235,704	$241,768	$241,114	$246,473

Accrual for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$60,919	$56,310	42,250	36,245	32,977
Provision for credit losses	2,024	4,609	14,060	6,005	3,268
Ending balance	$62,943	$60,919	$56,310	$42,250	$36,245

Accrual for off-balance sheet credit risk associated with mortgage banking activities:
Beginning balance	$4,904	$3,885	4,003	3,997	3,382
Loans charged off	(35)	16	(52)	(63)	(6)
Provision for credit losses	(488)	1,003	(66)	69	621
Ending balance	$4,381	$4,904	$3,885	$4,003	$3,997

Allowance for credit losses related to held-to-maturity (investment) securities:
Beginning balance	$558	$612	$717	$633	$555
Provision for credit losses	(61)	(54)	(105)	84	78
Ending balance	$497	$558	$612	$717	$633

Total provision for credit losses	$16,000	$15,000	$15,000	$—	$—
Average loans by portfolio segment :
Commercial	$14,046,237	$13,846,339	$13,508,325	$13,472,488	$12,887,816
Commercial real estate	4,757,362	4,488,091	4,434,650	4,061,129	4,059,148
Loans to individuals	3,672,648	3,641,574	3,656,257	3,524,097	3,516,698
Net charge-offs (annualized) to average loans	0.01%	0.28%	0.01%	(0.02)%	0.12%
Net charge-offs (annualized) to average loans by portfolio segment:
Commercial	(0.06)%	0.42%	(0.02)%	(0.05)%	0.17%
Commercial real estate	0.17%	—%	—%	0.01%	—%
Loans to individuals	0.07%	0.12%	0.12%	0.08%	0.05%
Recoveries to gross charge-offs	79.03%	12.92%	74.12%	158.41%	23.37%
Provision for loan losses (annualized) to average loans	0.26%	0.17%	0.02%	(0.12)%	(0.08)%
Allowance for loan losses to loans outstanding at period-end	1.10%	1.04%	1.11%	1.13%	1.19%
Accrual for unfunded loan commitments to loan commitments	0.42%	0.39%	0.39%	0.31%	0.29%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period-end	1.37%	1.31%	1.37%	1.33%	1.37%

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
A $16.0 million provision for credit losses was necessary for the first quarter of 2023, as key economic assumptions in the base case, including projected WTI oil prices and commercial real estate vacancy rates, were less favorable to economic growth. Non-pass grade loans, including loans especially mentioned, accruing substandard and nonaccruing loans increased $107 million compared to December 31, 2022. Increases to non-pass grade general business, healthcare, commercial real estate and services loans were partially offset by decreased non-pass grade energy loans. A summary of outstanding loan balances by risk grade is included in Note 4 to the Consolidated Financial Statements.

A summary of macroeconomic variables considered in developing our estimate of expected credit losses at March 31, 2023 follows:

	Base	Downside	Upside
Scenario probability weighting	50%	40%	10%
Economic outlook	The Russia-Ukraine conflict remains isolated and stress in the banking sector does not become widespread.

There is one federal funds rate increase at the Federal Reserve Open Market ("FOMC") meeting in the second quarter of 2023, which results in a target range of 5.00 percent to 5.25 percent. There are no additional rate increases in 2023.

Inflation continues to improve from the peaks experienced in 2022, reaching 3.0 percent by the end of 2023. Inflation pressures cause modest declines in real household income compared to pre-pandemic levels, resulting in below-trend GDP growth.

Job openings revert to more normalized levels and overall hiring levels decline, causing the national unemployment rate to modestly increase over the next four quarters.	The Russia-Ukraine conflict remains isolated and stress in the banking sector does not become widespread.

Higher levels of inflation force the Federal Reserve to adopt a more aggressive monetary policy compared to the base case scenario. This results in a target range of 5.75 percent to 6.00 percent by first quarter of 2024. This pushes the United States into a recession, with a contraction in economic activity and a sharp increase in the unemployment rate.

Inflation moderates slightly from peaks in 2022 and remains elevated through the forecast horizon, ending 2023 at 5.0 percent.	The Russia-Ukraine conflict remains isolated and stress in the banking sector does not become widespread.

There are no additional rate increases in 2023 and the terminal range of 4.75 percent to 5.00 percent is held flat for the remainder of the forecast horizon.

Inflation continues to improve from the peaks experienced in 2022 and reaches 2.5 percent by the end of 2023.

			Labor force participants continue to re-enter the job market to help fill the elevated level of job openings. The increase in employment helps maintain household income above its pre-pandemic trend. This, coupled with the drawdown in savings, supports consumer spending and produces GDP growth consistent with pre-pandemic levels.
Macro-economic factors
–GDP is forecasted to grow by 0.70 percent over the next 12 months.
–Civilian unemployment rate of 3.8 percent in the second quarter of 2023 increases to 4.1 percent by the first quarter of 2024.
–WTI oil prices are projected to generally follow the NYMEX forward curve that existed at the end of March 2023 and are expected to average $69.18 per barrel over the next 12 months.

–GDP is forecasted to contract 2.0 percent over the next twelve months.
–Civilian unemployment rate of 4.7 percent in the second quarter of 2023 increases to 6.0 percent in the first quarter of 2024.
–WTI oil prices are projected to average $58.02 over the next 12 months, with a peak of $62.53 in the second quarter of 2023 and falling 17 percent over the following three quarters.

–GDP is forecasted to grow by 1.5 percent over the next 12 months.
–Civilian unemployment rate of 3.6 percent in the second quarter of 2023 increases to 3.8 percent by the first quarter of 2024.
–WTI oil prices are projected to average $73.65 per barrel over the next 12 months.

The sensitivity to management's economic scenario weighting may be quantified by comparing the results of weighting each economic scenario at 100%. For example, compared to a 100% Base Case scenario, a 100% Downside Case would result in an additional $129 million in quantitative reserve, while a 100% Upside Case would results in $14 million less quantitative reserve at March 31, 2023. Such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related allowance.

At March 31, 2023, the allowance for loan losses totaled $249 million or 1.10 percent of outstanding loans. Excluding residential mortgage loans guaranteed by U.S. government agencies, the allowance for loan losses was 235 percent of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $312 million or 1.37 percent of outstanding loans and 295 percent of nonaccruing loans at March 31, 2023.

The Company recorded a $15.0 million provision for credit losses in the fourth quarter of 2022. At December 31, 2022, the allowance for loan losses was $236 million or 1.04 percent of outstanding loans. Excluding residential mortgage loans guaranteed by U.S. government agencies, the allowance for loan losses was 221 percent of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $297 million or 1.31 percent of outstanding loans and 278 percent of nonaccruing loans.

Net Loans Charged Off

Net recoveries of commercial loans were $2.0 million in the first quarter of 2023. Net charge-offs of commercial real estate loans were $2.1 million and net charge-offs of loans to individuals were $680 thousand. Net charge-offs of loans to individuals include deposit account overdraft losses.

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

Nonperforming Assets

As more fully described in Note 4 to the Consolidated Financial Statements, loans are generally classified as nonaccruing when it becomes probable that we will not collect the full contractual principal and interest. Accruing renegotiated loans guaranteed by U.S. government agencies represent residential mortgage loans that have been modified in troubled debt restructurings. Interest continues to accrue based on the modified terms of the loan and loans may be sold once they become eligible according to U.S. government agency guidelines. The Company adopted FASB Accounting Standards Update No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates designation of these loans as troubled debt restructurings effective January 1, 2023. Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans. The assets are carried at the lower of cost as determined by fair value at the date of foreclosure or current fair value, less estimated selling costs. A summary of nonperforming assets follows in Table 17:

Table 17 – Nonperforming Assets
(Dollars in thousands)

	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	June 30, 2022	Mar. 31, 2022
Nonaccruing loans:
Commercial:
Healthcare	$37,247	$41,034	$41,438	$14,886	$15,076
Services	8,097	16,228	27,315	15,259	16,535
Energy	127	1,399	4,164	20,924	24,976
General business	8,961	1,636	2,753	3,539	3,750
Total commercial	54,432	60,297	75,670	54,608	60,337

Commercial real estate	21,668	16,570	7,971	10,939	15,989

Loans to individuals:
Residential mortgage	29,693	29,791	30,066	30,460	30,757
Residential mortgage guaranteed by U.S. government agencies	14,302	15,005	16,957	18,000	16,992
Personal	200	134	136	132	171
Total loans to individuals	44,195	44,930	47,159	48,592	47,920
Total nonaccruing loans	120,295	121,797	130,800	114,139	124,246
Accruing renegotiated loans guaranteed by U.S. government agencies[1]	—	163,535	176,022	196,420	204,121
Real estate and other repossessed assets	12,651	14,304	29,676	22,221	24,492
Total nonperforming assets	$132,946	$299,636	$336,498	$332,780	$352,859
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$118,644	$121,096	$143,519	$118,360	$131,746

Allowance for loan losses to nonaccruing loans[2]	235.36%	220.71%	212.37%	250.80%	229.80%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to nonaccruing loans[2]	294.74%	277.76%	261.83%	294.74%	263.60%
Nonperforming assets to outstanding loans and repossessed assets	0.58%	1.33%	1.54%	1.56%	1.70%
Nonperforming assets to outstanding loans and repossessed assets[2]	0.53%	0.54%	0.67%	0.56%	0.65%
Nonaccruing loans to outstanding loans	0.53%	0.54%	0.60%	0.54%	0.60%
Nonaccruing commercial loans to outstanding commercial loans	0.38%	0.42%	0.56%	0.40%	0.46%
Nonaccruing commercial real estate loans to outstanding commercial real estate loans	0.45%	0.36%	0.18%	0.27%	0.39%
Nonaccruing loans to individuals to outstanding loans to individuals[2]	0.86%	0.86%	0.88%	0.94%	0.96%
1     The Company adopted FASB Accounting Standards Update No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates designation of these loans as troubled debt restructurings effective January 1, 2023.
2    Excludes residential mortgages guaranteed by U.S. government agencies.

Nonaccruing loans decreased $1.5 million compared to December 31, 2022. Nonaccruing services loans decreased $8.1 million, nonaccruing healthcare loans decreased $3.8 million and nonaccruing energy loans decreased $1.3 million. These decreases were partially offset by a $7.3 million increase in nonaccruing general business loans and a $5.1 million increase in nonaccruing commercial real estate loans. Newly identified nonaccruing loans totaled $25 million, offset by $22 million of payments and $3.7 million of charge-offs. The Company generally retains nonperforming assets to maximize potential recovery, which may cause future nonperforming assets to decrease more slowly.

A rollforward of nonperforming assets for the three months ended March 31, 2023 follows in Table 18.

Table 18 – Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	March 31, 2023
	Nonaccruing Loans				Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
	Commercial	Commercial Real Estate	Loan to Individuals	Total
Balance, December 31, 2022	$60,297	$16,570	$44,930	$121,797	$163,535	$14,304	$299,636
Change in accounting standard	—	—	—	—	(163,535)	—	(163,535)
Additions	12,973	7,459	4,557	24,989	—	—	24,989
Payments	(18,826)	(153)	(2,607)	(21,586)	—	—	(21,586)
Charge-offs	(12)	(2,208)	(1,447)	(3,667)	—	—	(3,667)
Net gains (losses) and write-downs	—	—	—	—	—	1,051	1,051
Foreclosure of nonperforming loans	—	—	(225)	(225)	—	225	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(1,013)	(1,013)	—	—	(1,013)
Proceeds from sales	—	—	—	—	—	(2,929)	(2,929)
Balance, March 31, 2023	$54,432	$21,668	$44,195	$120,295	$—	$12,651	$132,946

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

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets totaled $13 million at March 31, 2023, composed primarily of $9.0 million of developed commercial real estate. Real estate and other repossessed assets decreased $1.7 million compared to December 31, 2022.

Liquidity and Capital

Based on the average balances for the first quarter of 2023, approximately 73 percent of our funding was provided by deposit accounts, 14 percent from borrowed funds, less than 2 percent from long-term subordinated debt and 11 percent from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Average deposits for the first quarter of 2023 totaled $33.5 billion, a $2.0 billion decrease compared to the fourth quarter of 2022. Deposit balances continue to decline as customers redeploy resources and pursue other investment alternatives following the savings trend during the height of the pandemic. Demand deposits decreased $1.8 billion while interest-bearing transaction account balances decreased $258 million. Certificate of deposit balances increased $60 million.

Table 19 – Average Deposits by Line of Business
(In thousands)

	Three Months Ended
	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	June 30, 2022	Mar. 31, 2022
Commercial Banking	$15,861,285	$16,832,244	$17,966,661	$18,933,766	$19,595,260
Consumer Banking	8,248,541	8,617,085	8,812,884	8,876,469	8,746,622
Wealth Management	7,432,413	7,888,753	7,999,074	8,482,785	9,619,323
Subtotal	31,542,239	33,338,082	34,778,619	36,293,020	37,961,205
Funds Management and other	1,940,232	2,123,303	2,271,157	2,301,400	2,401,002
Total	$33,482,471	$35,461,385	$37,049,776	$38,594,420	$40,362,207

Average Commercial Banking deposit balances decreased $971 million compared to the fourth quarter of 2022. Demand deposit balances decreased $1.4 billion while interest-bearing transaction account balances increased $413 million. Commercial deposit balances have decreased as short-term rates move higher, enhancing Commercial customers' investment alternatives. Our commercial deposit portfolio is highly diversified across industries and customers. The highest concentration by industry within our commercial deposit portfolio is with our energy customers at 7 percent.

Average Consumer Banking deposit balances decreased $369 million compared to the prior quarter. Interest-bearing transaction deposit balances decreased $231 million and demand deposit balances decreased $111 million.

Average Wealth Management deposits decreased $456 million compared to the fourth quarter of 2022. Demand deposit balances decreased $273 million and interest-bearing transaction account balances decreased $214 million.

Average interest-bearing transaction accounts for the first quarter included $1.4 billion of brokered deposits, a $223 million decrease compared to the fourth quarter of 2022. Average time deposits for the first quarter of 2023 included $95 million of brokered deposits, a $49 million increase over the fourth quarter of 2022.

The distribution of our period end deposit account balances among principal markets follows in Table 20.

Table 20 – Period End Deposits by Principal Market Area
(In thousands)

	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	June 30, 2022	Mar. 31, 2022
Oklahoma:
Demand	$4,369,944	$4,585,963	$5,143,405	$5,422,593	$5,205,806
Interest-bearing:
Transaction	9,468,100	9,475,528	9,619,419	10,240,378	11,410,709
Savings	564,829	555,407	558,256	561,413	558,634
Time	942,787	794,002	776,306	678,127	817,744
Total interest-bearing	10,975,716	10,824,937	10,953,981	11,479,918	12,787,087
Total Oklahoma	15,345,660	15,410,900	16,097,386	16,902,511	17,992,893

Texas:
Demand	3,154,789	3,873,759	4,609,255	4,670,535	4,552,001
Interest-bearing:
Transaction	4,366,932	4,878,482	4,781,920	5,344,326	4,963,118
Savings	175,012	178,356	179,049	183,708	182,536
Time	321,774	356,538	343,015	333,038	329,931
Total interest-bearing	4,863,718	5,413,376	5,303,984	5,861,072	5,475,585
Total Texas	8,018,507	9,287,135	9,913,239	10,531,607	10,027,586

Colorado:
Demand	1,869,194	2,462,891	2,510,179	2,799,798	2,673,352
Interest-bearing:
Transaction	2,126,435	2,123,218	2,221,796	2,277,563	2,387,304
Savings	72,548	77,961	80,542	82,976	81,762
Time	128,583	135,043	151,064	160,795	165,401
Total interest-bearing	2,327,566	2,336,222	2,453,402	2,521,334	2,634,467
Total Colorado	4,196,760	4,799,113	4,963,581	5,321,132	5,307,819

New Mexico:
Demand	997,364	1,141,958	1,296,410	1,347,600	1,271,264
Interest-bearing:
Transaction	674,328	691,915	717,492	845,442	888,257
Savings	111,771	112,430	113,056	115,660	115,457
Time	137,875	133,625	142,856	148,532	156,140
Total interest-bearing	923,974	937,970	973,404	1,109,634	1,159,854
Total New Mexico	1,921,338	2,079,928	2,269,814	2,457,234	2,431,118

	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	June 30, 2022	Mar. 31, 2022
Arizona:
Demand	780,051	844,327	903,296	901,543	947,775
Interest-bearing:
Transaction	687,527	739,628	788,142	792,269	810,896
Savings	16,993	16,496	18,258	17,999	18,122
Time	27,755	24,846	26,704	28,774	27,259
Total interest-bearing	732,275	780,970	833,104	839,042	856,277
Total Arizona	1,512,326	1,625,297	1,736,400	1,740,585	1,804,052

Kansas/Missouri:
Demand	393,321	436,259	479,459	537,143	553,345
Interest-bearing:
Transaction	1,040,009	694,163	747,981	913,921	1,107,525
Savings	18,292	20,678	19,375	19,943	19,589
Time	13,061	12,963	13,258	13,962	11,527
Total interest-bearing	1,071,362	727,804	780,614	947,826	1,138,641
Total Kansas/Missouri	1,464,683	1,164,063	1,260,073	1,484,969	1,691,986

Arkansas:
Demand	42,312	50,180	43,111	41,084	38,798
Interest-bearing:
Transaction	71,158	56,181	123,273	130,300	122,020
Savings	3,228	3,083	3,098	3,125	3,265
Time	4,775	4,825	5,940	6,371	6,414
Total interest-bearing	79,161	64,089	132,311	139,796	131,699
Total Arkansas	121,473	114,269	175,422	180,880	170,497
Total BOK Financial deposits	$32,580,747	$34,480,705	$36,415,915	$38,618,918	$39,425,951

Estimated uninsured deposits totaled $18.7 billion or 57 percent of our total deposits at March 31, 2023. In addition to insured deposits, we also hold $4.5 billion of collateralized deposits. With that adjustment, our uninsured and uncollateralized deposit level is $14.2 billion or 44 percent of total deposits at March 31, 2023.

In addition to deposits, liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Banks borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers' banks and Federal Home Loan Banks from across the country. The largest source of wholesale federal funds purchased totaled $750 million at March 31, 2023. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale and trading securities. Federal Home Loan Banks borrowings are generally short-term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and agency mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $4.5 billion during the quarter, compared to $2.5 billion in the fourth quarter of 2022.

At March 31, 2023, management estimates a total potential secured borrowing capacity of approximately $12.7 billion. This includes the use of programs available to U.S. banks from the Federal Home Loan Banks and Federal Reserve Banks.

A summary of other borrowings for BOK Financial on a consolidated basis follows in Table 21.

Table 21 – Borrowed Funds
(Dollars in thousands)

		Three Months Ended March 31, 2023				Three Months Ended Dec. 31, 2022
	Mar. 31, 2023	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	Dec. 31, 2022	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter

Funds purchased	1,087,553	847,336	4.23%	1,711,580	99,843	151,514	2.02%	103,141
Repurchase agreements	512,171	911,901	2.50%	512,171	2,170,534	894,933	2.06%	2,170,534
Other borrowings:
Federal Home Loan Banks advances	4,700,000	4,475,555	4.74%	4,700,000	4,700,000	2,486,958	4.06%	4,700,000
GNMA repurchase liability	11,868	11,371	4.24%	12,414	10,608	9,217	4.52%	11,011
Other	24,017	25,354	2.54%	26,311	26,300	27,020	3.47%	27,424
Total other borrowings	4,735,885	4,512,280	4.73%		4,736,908	2,523,195	4.08%
Subordinated debentures[1]	131,148	131,166	6.40%	131,164	131,205	131,180	6.16%	131,205
Total other borrowed funds and subordinated debentures	$6,466,757	$6,402,683	4.38%		$7,138,490	$3,700,822	3.58%
1 Parent Company only.
BOKF, NA also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold in GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors if delinquent loans are not repurchased from the GNMA mortgage pools.

Parent Company

At March 31, 2023, cash and interest-bearing cash and cash equivalents held by the parent company totaled $165 million. The primary sources of liquidity for BOK Financial are cash on hand and dividends from BOKF, NA. Dividends from the bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At March 31, 2023, based upon the most restrictive limitations as well as management's internal capital policy, BOKF, NA could declare up to $433 million of dividends. Dividend constraints may be alleviated through increases in retained earnings, capital issuances or changes in risk weighted assets. Future losses or increases in required regulatory capital at the bank could affect its ability to pay dividends to the parent company.

Our equity capital at March 31, 2023 was $4.9 billion, a $191 million increase compared to December 31, 2022. Net income less cash dividends paid increased equity $126 million during the first quarter of 2023. Changes in interest rates resulted in a $108 million increase in accumulated other comprehensive income compared to December 31, 2022. We also repurchased $44 million of common stock during the first quarter of 2023. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings including expected benefits from lower federal income tax rates, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt or perpetual preferred stock issuance, share repurchase and stock and cash dividends.

On November 1, 2022, the board of directors authorized the Company to purchase up to five million common shares, subject to market conditions, securities law and other regulatory compliance limitations. As of March 31, 2023, the Company had repurchased 761,477 shares under this authorization. The Company repurchased 447,071 shares of common stock at an average price of $98.64 a share in the first quarter of 2023. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.

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

In March 2020, in response to the impact on the financial markets by the COVID-19 pandemic, the banking agencies issued an interim final rule permitting banking organizations that implement the current expected credit loss ("CECL") model the option to delay for two years an estimate of the CECL methodology's effect on regulatory capital, followed by a three-year transition period. The estimate includes the implementation date adjustment as of January 1, 2020 plus an estimate of the impact of the change for a two year period following implementation of CECL. We elected to delay the regulatory capital impact of the transition in accordance with the interim final rule. Deferral of the impact of CECL added 6 basis points to the Company's Common equity Tier 1 capital at March 31, 2023.

The capital ratios for BOK Financial on a consolidated basis are presented in Table 22.

Table 22 – Capital Ratios

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer	Mar. 31, 2023	Dec. 31, 2022	Mar. 31, 2022
Risk-based capital:
Common equity Tier 1	4.50%	2.50%	7.00%	12.19%	11.69%	11.30%
Tier 1 capital	6.00%	2.50%	8.50%	12.20%	11.71%	11.31%
Total capital	8.00%	2.50%	10.50%	13.21%	12.67%	12.25%
Tier 1 Leverage	4.00%	N/A	4.00%	9.94%	9.91%	8.47%

Average total equity to average assets				10.53%	10.22%	10.18%
Tangible common equity ratio				8.46%	7.63%	8.13%

Capital resources of financial institutions are also regularly measured by the tangible common shareholders' equity ratio. Tangible common shareholders' equity is shareholders' equity as defined by generally accepted accounting principles in the United States of America (“GAAP”) less intangible assets and equity which does not benefit common shareholders. Equity that does not benefit common shareholders includes preferred equity. This non-GAAP measure is a valuable indicator of a financial institution's capital strength since it eliminates intangible assets from shareholders' equity and retains the effect of unrealized losses on securities and other components of accumulated other comprehensive income in shareholders' equity.

Table 23 provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 23 – Non-GAAP Measure
(Dollars in thousands)

	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	June 30, 2022	Mar. 31, 2022
Tangible common equity ratio:
Total shareholders' equity	$4,874,786	$4,682,649	$4,509,934	$4,737,339	$4,849,582
Less: Goodwill and intangible assets, net	1,117,438	1,120,880	1,124,582	1,128,493	1,132,510
Tangible common equity	3,757,348	3,561,769	3,385,352	3,608,846	3,717,072
Add: Unrealized gain (loss) on investment securities, net	(140,947)	(167,477)	(165,206)	(30,305)	6,778
Add: Tax effect on unrealized gain (loss) on investment securities, net	33,149	39,196	38,665	7,093	(1,586)
Adjusted tangible common equity	$3,649,550	$3,433,488	$3,258,811	$3,585,634	$3,722,264
Total assets	45,524,122	47,790,642	43,645,446	45,377,072	46,826,507
Less: Goodwill and intangible assets, net	1,117,438	1,120,880	1,124,582	1,128,493	1,132,510
Tangible assets	$44,406,684	$46,669,762	$42,520,864	$44,248,579	$45,693,997
Tangible common equity ratio	8.46%	7.63%	7.96%	8.16%	8.13%
Adjusted tangible common equity ratio	8.22%	7.36%	7.66%	8.10%	8.15%

Pre-provision net revenue:
Net income before taxes	$208,401	$216,256	$196,272	$168,980	$78,649
Provision for expected credit losses	16,000	15,000	15,000	—	—
Net income (loss) attributable to non-controlling interests	128	(37)	81	12	(36)
Pre-provision net revenue	$224,273	$231,293	$211,191	$168,968	$78,685

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

Off-Balance Sheet Arrangements

See Note 4 to the Consolidated Financial Statements for a discussion of the Company's significant off-balance sheet commitments.
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

Interest Rate Risk – Other than Trading

As previously noted in the Net Interest Revenue section of this report, management has implemented strategies to manage the Company's balance sheet exposure to changes in interest rates over a twelve-month period within established policy limits. The effectiveness of these strategies in managing the overall interest rate risk is evaluated through the use of an asset/liability model. BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest revenue. A simulation model is used to estimate the effect of changes in interest rates on our performance across multiple interest rate scenarios. Our current internal policy limit for net interest revenue variation due to a 200 basis point parallel change in market interest rates over twelve months is a maximum decline of 6.5 percent. Management also reviews alternative rate changes and time periods.

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

The interest rate sensitivity in Table 24 indicates management's estimation of the impact of rate changes on net interest revenue. Should deposit costs be 10 percent more sensitive to changes in rates, the variation in net interest revenue over the next twelve months would be (3.01) percent, or ($42.0 million) for the 200 basis point increase scenario. Alternatively, should deposit funding costs be 10 percent less sensitive to changes in rates, the variation in net interest revenue over the next twelve months would be (0.84) percent, or ($11.8 million) for the 200 basis point increase scenario.

Table 24 – Interest Rate Sensitivity
(Dollars in thousands)

	Mar. 31, 2023				Dec. 31, 2022
	200 bp Increase	100 bp Increase	100 bp Decrease	200 bp Decrease	200 bp Increase	100 bp Increase	100 bp Decrease	200 bp Decrease
Anticipated impact over the next twelve months on net interest revenue	$(26,900)	$(2,800)	$(26,600)	$(40,970)	$(10,980)	$8,440	$(42,660)	$(73,800)
	(1.93)%	(0.20)%	(1.90)%	(2.93)%	(0.71)%	0.54%	(2.75)%	(4.76)%
Anticipated impact over months twelve through twenty-four	$(10,100)	$21,970	$(96,300)	$(177,100)	$4,090	$40,190	$(129,900)	$(239,300)
	(0.68)%	1.47%	(6.46)%	(11.88)%	0.24%	2.39%	(7.71)%	(14.21)%

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

Table 25 – MSR Asset and Hedge Sensitivity Analysis
(In thousands)

	Mar. 31, 2023		Dec. 31, 2022
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
MSR Asset	$8,778	$(11,308)	$6,100	$(8,195)
MSR Hedge	(10,299)	9,860	(7,400)	6,810
Net Exposure	(1,521)	(1,448)	(1,300)	(1,385)

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

Table 26 – Mortgage Pipeline Sensitivity Analysis
(In thousands)

	Three Months Ended
	Mar. 31, 2023		Dec. 31, 2022		Mar. 31, 2022
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(79)	$(16)	$(71)	$(50)	$(96)	$(420)
Low[2]	(1)	61	28	18	161	2
High[3]	(186)	(84)	(214)	(131)	(402)	(779)
Period End	(74)	(19)	(71)	(30)	(27)	(95)
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

Stressed VaR is calculated using the same internal models as used for the VaR-based measure. Stressed VaR is calculated over a ten-day holding period at a one-tail, 99% confidence level and employs a historical simulation approach based on a continuous twelve-month historical window selected to reflect a period of significant financial stress for the Company's trading portfolio.

The trading portfolio's VaR and Stressed VaR profiles are influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. Table 27 below summarizes certain VaR and Stressed VaR based measures for the three months ended March 31, 2023, December 31, 2022, March 31, 2022 and Dec. 31, 2022. In the first quarter of 2023, both VaR measures decreased from the previous quarter. This decrease resulted from a decline in total trading assets and a decrease in basis risk between trading assets and their economic hedges.

Table 27 – VaR and SVaR Measures
(In thousands)

	Three Months Ended
	Mar. 31, 2023		Dec. 31, 2022		Mar. 31, 2022
	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR
Average[1]	$4,059	$7,461	$3,927	$7,091	$8,759	$39,402
Low	1,944	3,156	933	3,210	5,969	23,910
High	8,487	15,571	9,077	15,396	14,556	73,790
Period End	4,036	8,907	8,000	13,819	8,178	23,988
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

Table 28 – Trading Sensitivity Analysis
(In thousands)

	Three Months Ended
	Mar. 31, 2023		Dec. 31, 2022		Mar. 31, 2022
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$701	$(497)	$1,456	$(1,151)	$499	$2,927
Low[2]	4,513	1,983	4,508	1,766	8,643	12,277
High[3]	(1,837)	(4,538)	(1,523)	(4,472)	(11,253)	(3,813)
Period End	2,247	(2,053)	3,507	(3,458)	49	1,076
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

Model Risk Governance and Review

BOK Financial has an internal but independent Model Risk Governance and Review ("MRGR") team that validates models to verify they are conceptually sound, computationally accurate, are performing as expected, and are in line with their intended use. MRGR also enforces the Company's model risk governance program that defines roles and responsibilities, including the authority to levy findings requiring remediation and to restrict model usage.

Model Validation

MRGR is independent of both the developers and users of the models. The team validates models through an evaluation process that assesses the data, theory, implementation, outcomes, and governance of each scenario. MRGR assigns each model a model risk score, which determines the frequency and scope of each validation. Validations comprise an assessment of model performance as well as a model's potential limitations given its particular assumptions or weaknesses. Based on the results of the review, the team determines the use case for the model. The ultimate validation results may require remediation actions from the business line. MRGR communicates their result as one of the following three outcomes: "Approved for use", "Approved with findings", or "Unapproved".

Controls and Procedures

As required by Rule 13a-15(b), BOK Financial's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by their reports, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), BOK Financial's management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal controls over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.
Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about BOK Financial Corporation, the financial services industry, the economy generally and the expected or potential impact of the novel coronavirus (COVID-19) pandemic, and the related responses of the government, consumers, and others, on our business, financial condition and results of operations. Words such as "anticipates", "believes", "estimates", "expects", "forecasts", "plans", "projects", "will", "intends", variations of such words and similar expressions are intended to identify such forward-looking statements. Management judgments relating to and discussion of the provision and allowance for credit losses, allowance for uncertain tax positions, accruals for loss contingencies and valuation of mortgage servicing rights involve judgments as to expected events and are inherently forward-looking statements. Assessments that acquisitions and growth endeavors will be profitable are necessary statements of belief as to the outcome of future events based in part on information provided by others which BOK Financial has not independently verified. These various forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions which are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what is expected, implied or forecasted in such forward-looking statements. Internal and external factors that might cause such a difference include, but are not limited to changes in government, consumer or business responses to, and ability to treat or prevent further outbreak of, the COVID-19 pandemic, changes in commodity prices, interest rates and interest rate relationships, inflation, demand for products and services, the degree of competition by traditional and nontraditional competitors, changes in banking regulations, tax laws, prices, levies and assessments, the impact of technological advances, and trends in customer behavior as well as their ability to repay loans. BOK Financial and its affiliates undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)	Three Months Ended
	March 31,
Interest revenue	2023	2022
Loans	$367,870	$178,373
Residential mortgage loans held for sale	979	1,394
Trading securities	34,009	40,975
Investment securities	8,928	2,354
Available for sale securities	88,736	57,932
Fair value option securities	3,893	491
Restricted equity securities	5,808	1,107
Interest-bearing cash and cash equivalents	6,506	473
Total interest revenue	516,729	283,099
Interest expense
Deposits	95,274	7,598
Borrowed funds	67,038	5,788
Subordinated debentures	2,069	1,302
Total interest expense	164,381	14,688
Net interest revenue	352,348	268,411
Provision for credit losses	16,000	—
Net interest revenue after provision for credit losses	336,348	268,411
Other operating revenue
Brokerage and trading revenue	52,396	(27,079)
Transaction card revenue	25,621	24,216
Fiduciary and asset management revenue	50,657	46,399
Deposit service charges and fees	25,968	27,004
Mortgage banking revenue	14,367	16,650
Other revenue	16,970	10,445
Total fees and commissions	185,979	97,635
Other gains (losses), net	2,251	(1,644)
Loss on derivatives, net	(1,344)	(46,981)
Loss on fair value option securities, net	(2,962)	(11,201)
Change in fair value of mortgage servicing rights	(6,059)	49,110
Gain on available for sale securities, net	—	937
Total other operating revenue	177,865	87,856
Other operating expense
Personnel	182,145	159,228
Business promotion	8,569	6,513
Professional fees and services	13,048	11,413
Net occupancy and equipment	28,459	30,855
Insurance	7,315	4,283
Data processing and communications	44,802	39,836
Printing, postage and supplies	3,893	3,689
Amortization of intangible assets	3,391	3,964
Mortgage banking costs	5,782	7,877
Other expense	8,408	9,960
Total other operating expense	305,812	277,618
Net income before taxes	208,401	78,649
Federal and state income taxes	45,905	16,197
Net income	162,496	62,452
Net income (loss) attributable to non-controlling interests	128	(36)
Net income attributable to BOK Financial Corporation shareholders	$162,368	$62,488
Earnings per share:
Basic	$2.43	$0.91
Diluted	$2.43	$0.91
Average shares used in computation:
Basic	66,331,775	67,812,400
Diluted	66,331,775	67,813,851
Dividends declared per share	$0.54	$0.53

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended
	March 31,
	2023	2022
Net income	$162,496	$62,452
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	124,045	(639,041)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	16,051	—
Gain on available for sale securities, net	—	(937)
Other comprehensive income (loss) before income taxes	140,096	(639,978)
Federal and state income taxes	31,695	(149,781)
Other comprehensive income (loss), net of income taxes	108,401	(490,197)
Comprehensive income (loss)	270,897	(427,745)
Comprehensive income (loss) attributable to non-controlling interests	128	(36)
Comprehensive income (loss) attributable to BOK Financial Corp. shareholders	$270,769	$(427,709)

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(In thousands, except share data)

	Mar. 31, 2023	Dec. 31, 2022
	(Unaudited)	(Footnote 1)
Assets
Cash and due from banks	$792,371	$943,810
Interest-bearing cash and cash equivalents	571,613	457,906
Trading securities	2,294,358	4,464,161
Investment securities, net of allowance (fair value: March 31, 2023 – $2,307,686; December 31, 2022 – $2,346,768)	2,448,136	2,513,687
Available for sale securities	11,937,841	11,493,860
Fair value option securities	326,390	296,590
Restricted equity securities	288,181	299,651
Residential mortgage loans held for sale	74,175	75,272
Loans	22,750,053	22,557,150
Allowance for loan losses	(249,460)	(235,704)
Loans, net of allowance	22,500,593	22,321,446
Premises and equipment, net	623,112	565,175
Receivables	265,680	273,815
Goodwill	1,044,749	1,044,749
Intangible assets, net	72,689	76,131
Mortgage servicing rights	299,803	277,608
Real estate and other repossessed assets, net of allowance (March 31, 2023 – $4,406; December 31, 2022 – $10,115)	12,651	14,304
Derivative contracts, net	394,291	880,343
Cash surrender value of bank-owned life insurance	408,614	406,751
Receivable on unsettled securities sales	18,186	31,004
Other assets	1,150,689	1,354,379
Total assets	$45,524,122	$47,790,642

Liabilities and Equity
Liabilities:
Noninterest-bearing demand deposits	$11,606,975	$13,395,337
Interest-bearing deposits:
Transaction	18,434,489	18,659,115
Savings	962,673	964,411
Time	1,576,610	1,461,842
Total deposits	32,580,747	34,480,705
Funds purchased and repurchase agreements	1,599,724	2,270,377
Other borrowings	4,735,885	4,736,908
Subordinated debentures	131,148	131,205
Accrued interest, taxes and expense	268,449	296,870
Derivative contracts, net	510,483	554,900
Due on unsettled securities purchases	262,492	147,470
Other liabilities	557,167	484,849
Total liabilities	40,646,095	43,103,284
Shareholders' equity:
Common stock ($0.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: March 31, 2023 – 76,555,507; December 31, 2022 – 76,423,345)	5	5
Capital surplus	1,397,096	1,390,395
Retained earnings	4,950,176	4,824,164
Treasury stock (shares at cost: March 31, 2023 – 9,954,674; December 31, 2022 – 9,464,711)	(743,937)	(694,960)
Accumulated other comprehensive income (loss)	(728,554)	(836,955)
Total shareholders' equity	4,874,786	4,682,649
Non-controlling interests	3,241	4,709
Total equity	4,878,027	4,687,358
Total liabilities and equity	$45,524,122	$47,790,642
See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited)
(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, December 31, 2022	76,423	$5	$1,390,395	$4,824,164	9,465	$(694,960)	$(836,955)	$4,682,649	$4,709	$4,687,358
Net income (loss)	—	—	—	162,368	—	—	—	162,368	128	162,496
Other comprehensive income	—	—	—	—	—	—	108,401	108,401	—	108,401
Repurchase of common stock	—	—	—	—	447	(44,476)	—	(44,476)	—	(44,476)
Share-based compensation plans:
Stock options exercised	—	—	—	—	—	—	—	—	—	—
Non-vested shares awarded, net	133	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	43	(4,501)	—	(4,501)	—	(4,501)
Share-based compensation	—	—	6,701	—	—	—	—	6,701	—	6,701
Cash dividends on common stock	—	—	—	(36,356)	—	—	—	(36,356)	—	(36,356)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(1,596)	(1,596)
Balance, March 31, 2023	76,556	$5	$1,397,096	$4,950,176	9,955	$(743,937)	$(728,554)	$4,874,786	$3,241	$4,878,027

Balance, December 31, 2021	76,254	$5	$1,378,794	$4,447,691	7,786	$(535,129)	$72,371	$5,363,732	$4,639	$5,368,371
Net income (loss)	—	—	—	62,488	—	—	—	62,488	(36)	62,452
Other comprehensive loss	—	—	—	—	—	—	(490,197)	(490,197)	—	(490,197)
Repurchase of common stock	—	—	—	—	476	(48,074)	—	(48,074)	—	(48,074)
Share-based compensation plans:
Stock options exercised	1	—	37	—	—	—	—	37	—	37
Non-vested shares awarded, net	157	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	46	(4,944)	—	(4,944)	—	(4,944)
Share-based compensation	—	—	2,835	—	—	—	—	2,835	—	2,835
Cash dividends on common stock	—	—	—	(36,295)	—	—	—	(36,295)	—	(36,295)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(661)	(661)
Balance, March 31, 2022	76,412	$5	$1,381,666	$4,473,884	8,308	$(588,147)	$(417,826)	$4,849,582	$3,942	$4,853,524

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash Flows From Operating Activities:
Net income	$162,496	$62,452
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	16,000	—
Change in fair value of mortgage servicing rights due to market assumption changes	6,059	(49,110)
Change in the fair value of mortgage servicing rights due to principal payments	5,382	7,960
Net unrealized (gains) losses from derivative contracts	61,704	(31,298)
Share-based compensation	6,701	2,835
Depreciation and amortization	26,885	26,091
Net amortization of discounts and premiums	(4,163)	3,216
Net losses (gains) on financial instruments and other losses (gains), net	(2,009)	706
Net loss (gain) on mortgage loans held for sale	1,361	(1,056)
Mortgage loans originated for sale	(138,624)	(418,866)
Proceeds from sale of mortgage loans held for sale	139,088	446,742
Capitalized mortgage servicing rights	(2,498)	(5,215)
Change in trading and fair value option securities	2,140,101	4,104,453
Change in receivables	11,032	(88,559)
Change in other assets	6,721	(19,589)
Change in other liabilities	28,544	(107,508)
Net cash provided by (used in) operating activities	2,464,780	3,933,254
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	64,514	26,363
Proceeds from maturities or redemptions of available for sale securities	313,935	723,730
Purchases of available for sale securities	(631,168)	(1,161,606)
Proceeds from sales of available for sale securities	—	55,185
Change in amount receivable on unsettled available for sale securities transactions	9,864	(99,944)
Loans originated, net of principal collected	(187,088)	(460,128)
Net payments on derivative asset contracts	156,522	34,855
Net change in restricted equity securities	11,470	5,724
Proceeds from disposition of assets	7,401	9,708
Purchases of assets	(58,710)	(37,569)
Net cash provided by (used in) investing activities	(313,260)	(903,682)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	(2,014,726)	(1,626,196)
Net change in time deposits	114,768	(189,912)
Net change in other borrowed funds	(677,232)	(1,271,195)
Net proceeds on derivative liability contracts	(158,021)	(30,779)
Net change in derivative margin accounts	579,188	(1,274,645)
Change in amount due on unsettled available for sale securities transactions	52,104	(17,198)
Issuance of common and treasury stock, net	(4,501)	(4,907)
Repurchase of common stock	(44,476)	(48,074)
Dividends paid	(36,356)	(36,295)
Net cash provided by (used in) financing activities	(2,189,252)	(4,499,201)
Net increase (decrease) in cash and cash equivalents	(37,732)	(1,469,629)
Cash and cash equivalents at beginning of period	1,401,716	2,837,410
Cash and cash equivalents at end of period	$1,363,984	$1,367,781

Supplemental Cash Flow Information:
Cash paid for interest	$163,960	$13,982
Cash paid for taxes	$733	$858
Net loans and bank premises transferred to repossessed real estate and other assets	$225	$64
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	$5,556	$12,568
Conveyance of other real estate owned guaranteed by U.S. government agencies	$1,150	$1,812
Right-of-use assets obtained in exchange for operating lease liabilities	$63,521	$9,241
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

(1) Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of BOK Financial Corporation ("BOK Financial" or "the Company") have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The unaudited consolidated financial statements include accounts of BOK Financial and its subsidiaries, principally BOKF, NA ("the Bank"), BOK Financial Securities, Inc., and BOK Financial Private Wealth, Inc. Operating divisions of the Bank include Bank of Albuquerque, Bank of Oklahoma, Bank of Texas, BOK Financial in Arizona, Arkansas, Colorado and Kansas/Missouri, BOK Financial Mortgage and the TransFund electronic funds network.

Certain reclassifications have been made to conform to the current period presentation.

The financial information should be read in conjunction with BOK Financial's 2022 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2022 have been derived from the audited financial statements included in BOK Financial's 2022 Form 10-K but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Newly Adopted and Pending Accounting Policies

Financial Accounting Standards Board ("FASB")

FASB Accounting Standards Update No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02")

On March 31, 2022, the FASB issued ASU 2022-02 which eliminates the accounting guidance on troubled debt restructurings ("TDRs") for creditors in ASC 310-40, while also no longer requiring an entity to consider renewals, modifications, and extensions that result from reasonably expected TDRs in their calculation of the allowance for credit losses. For receivables for which there has been a modification in their contractual cash flows, ASU 2022-02 requires disclosure, by class of financing receivable, of the types of modifications, the financial effects of those modifications, and the performance of these modified receivables, along with receivables that had a payment default during the current period and had modifications to the contractual cash flows within 12 months prior to the default. Further, ASU 2022-02 requires entities to disclose gross write-offs recorded in the current period by year of origination in the vintage disclosures on a year-to-date basis. ASU 2022-02 was effective for the Company January 1, 2023. Amendments related to TDR recognition and measurement and vintage disclosures were applied prospectively and are included in Note 4 to the consolidated financial statements. Adoption of this standard did not have a material effect on the Company's financial condition or results of operations.

FASB Accounting Standards Update No. 2023-01, Leases (Topic 842): Common Control Arrangements ("ASU 2023-01")

On March 27, 2023, the FASB issued ASU 2023-01 which, in part, amends the accounting for leasehold improvement in common-control arrangements. Under previous guidance, a lessee is generally required to amortize leasehold improvements that it owns over the shorter of the useful life of those improvements or the lease term. However, due to the nature of leasehold improvements made under leases between entities under common control, ASU 2023-01 requires a lessee in a common-control arrangement to amortize such leasehold improvements that it owns over the improvements' useful life to the common control group, regardless of the lease term. ASU 2023-01 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Adoption of ASU 2023-01 is not expected to have a material impact on the Company's financial statements.

FASB Accounting Standards Update No. 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method ("ASU 2023-02")

On March 29, 2023, the FASB issued ASU 2023-02 which amends previous guidance to allow entities to account for qualifying tax equity investments using the proportional amortization method regardless of the program giving rise to the related income tax credits, as opposed to only being allowed to apply this method to qualifying tax equity investments in low-income housing tax credit structures as was the case under previous guidance. ASU 2023-02 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Adoption of ASU 2023-02 is not expected to have a material impact on the Company's financial statements.
(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities are as follows (in thousands):

	March 31, 2023		December 31, 2022
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government securities	$5,618	$(6)	$9,823	$(16)
Residential agency mortgage-backed securities	2,210,721	12,289	4,406,848	4
Municipal securities	37,455	45	21,484	(136)
Asset-backed securities	10,194	10	—	—
Other trading securities	30,370	228	26,006	(175)
Total trading securities	$2,294,358	$12,566	$4,464,161	$(323)
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	March 31, 2023
	Amortized	Carrying	Fair	Gross Unrealized
	Cost	Value[1]	Value	Gain	Loss
Municipal securities	$153,739	$153,739	$160,866	$7,321	$(194)
Mortgage-backed securities:
Residential agency	2,472,291	2,264,922	2,118,538	163	(146,547)
Commercial agency	17,259	15,684	14,861	—	(823)
Other debt securities	14,288	14,288	13,421	—	(867)
Total investment securities	2,657,577	2,448,633	2,307,686	7,484	(148,431)
Allowance for credit losses	(497)	(497)	—	—	—
Investment securities, net of allowance	$2,657,080	$2,448,136	$2,307,686	$7,484	$(148,431)
1    Carrying value includes $209 million of net unrealized loss which remains in Accumulated other comprehensive income ("AOCI") in the Consolidated Balance Sheets related to certain securities transferred during the second quarter of 2022 from the Available for Sale securities portfolio to the Investment securities portfolio as discussed in greater detail following.

	December 31, 2022
	Amortized	Carrying	Fair	Gross Unrealized
	Cost	Value[1]	Value	Gain	Loss
Municipal securities	$170,629	$170,629	$176,621	$6,456	$(464)
Mortgage-backed securities:
Residential agency	2,538,565	2,315,219	2,143,360	155	(172,014)
Commercial agency	17,259	15,609	14,588	—	(1,021)
Other debt securities	12,788	12,788	12,199	—	(589)
Total investment securities	2,739,241	2,514,245	2,346,768	6,611	(174,088)
Allowance for credit losses	(558)	(558)	—	—	—
Investment securities, net of allowance	$2,738,683	$2,513,687	$2,346,768	$6,611	$(174,088)
1    Carrying value includes $225 million of net unrealized loss which remains in Accumulated other comprehensive income ("AOCI") in the Consolidated Balance Sheets related to certain securities transferred during the second quarter of 2022 from the Available for Sale securities portfolio to the Investment securities portfolio as discussed in greater detail following.

The amortized cost and fair values of investment securities at March 31, 2023, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Carrying value	$24,634	$92,723	$66,341	$13	$183,711	3.94
Fair value	24,917	99,241	64,977	13	189,148
Residential mortgage-backed securities:
Carrying value					$2,264,922	2
Fair value					2,118,538
Total investment securities:
Carrying value					$2,448,633
Fair value					2,307,686
1Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 5.3 years years based upon current prepayment assumptions.

Temporarily Impaired Investment Securities
(dollars in thousands):

	March 31, 2023
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	9	$—	$—	$6,594	$194	$6,594	$194
Mortgage-backed securities:
Residential agency	116	2,115,733	146,464	1,599	83	2,117,332	146,547
Commercial agency	2	14,861	823	—	—	14,861	823
Other debt securities	3	9,153	847	255	20	9,408	867
Total investment securities	130	$2,139,747	$148,134	$8,448	$297	$2,148,195	$148,431

	December 31, 2022
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	22	$18,037	$406	$544	$58	$18,581	$464
Mortgage-backed securities:
Residential agency	116	2,142,114	172,014	—	—	2,142,114	172,014
Commercial agency	2	14,588	1,021	—	—	14,588	1,021
Other debt securities	3	9,428	571	257	18	9,685	589
Total investment securities	143	$2,184,167	$174,012	$801	$76	$2,184,968	$174,088

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	March 31, 2023
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,000	$914	$—	$(86)
Municipal securities	685,963	634,207	1,338	(53,094)
Mortgage-backed securities:
Residential agency	6,311,728	6,022,708	15,379	(304,399)
Residential non-agency	690,345	651,351	11,271	(50,265)
Commercial agency	4,989,813	4,628,188	5,738	(367,363)
Other debt securities	500	473	—	(27)
Total available for sale securities	$12,679,349	$11,937,841	$33,726	$(775,234)

	December 31, 2022
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,000	$898	$—	$(102)
Municipal securities	687,875	624,500	321	(63,696)
Mortgage-backed securities:
Residential agency	6,161,358	5,814,496	13,085	(359,947)
Residential non-agency	616,423	577,576	11,776	(50,623)
Commercial agency	4,892,257	4,475,917	3,479	(419,819)
Other debt securities	500	473	—	(27)
Total available for sale securities	$12,359,413	$11,493,860	$28,661	$(894,214)

The amortized cost and fair values of available for sale securities at March 31, 2023, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$148,742	$2,665,838	$2,360,090	$502,606	$5,677,276	5.82
Fair value	146,996	2,510,112	2,131,783	474,891	5,263,782
Residential mortgage-backed securities:
Amortized cost					$7,002,073	2
Fair value					6,674,059
Total available for sale securities:
Amortized cost					$12,679,349
Fair value					11,937,841
1Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.4 years years based upon current prepayment assumptions.

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Proceeds	$—	$55,185
Gross realized gains	—	1,933
Gross realized losses	—	(996)
Related federal and state income tax expense	—	219

The fair value of debt securities pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was $9.9 billion at March 31, 2023 and $11.2 billion at December 31, 2022. The secured parties do not have the right to sell or repledge these securities.

Temporarily Impaired Available for Sale Securities
(Dollars in thousands)

	March 31, 2023
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	1	$—	$—	$914	$86	$914	$86
Municipal securities	215	61,983	767	487,032	52,327	549,015	53,094
Mortgage-backed securities:
Residential agency	618	1,531,016	37,020	3,240,193	267,379	4,771,209	304,399
Residential non-agency	30	230,541	8,648	343,580	41,617	574,121	50,265
Commercial agency	288	824,751	14,313	3,413,042	353,050	4,237,793	367,363
Other debt securities	1	—	—	473	27	473	27
Total available for sale securities	1,153	$2,648,291	$60,748	$7,485,234	$714,486	$10,133,525	$775,234

	December 31, 2022
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	1	$—	$—	$899	$102	$899	$102
Municipal securities	227	146,634	5,301	428,248	58,395	574,882	63,696
Mortgage-backed securities:
Residential agency	613	3,879,582	256,973	863,732	102,974	4,743,314	359,947
Residential non-agency	26	499,716	50,623	—	—	499,716	50,623
Commercial agency	285	1,647,778	63,701	2,535,816	356,118	4,183,594	419,819
Other debt securities	1	—	—	473	27	473	27
Total available for sale securities	1,153	$6,173,710	$376,598	$3,829,168	$517,616	$10,002,878	$894,214

Based on evaluations of impaired securities as of March 31, 2023, the Company does not intend to sell any impaired available for sale debt securities before fair value recovers to the current amortized cost, and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

Fair Value Option Securities

Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the Consolidated Balance Sheets. Changes in the fair value are recognized in earnings as they occur. Certain securities are held as an economic hedge of the mortgage servicing rights.

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	March 31, 2023		December 31, 2022
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. Treasury	$106,307	$359	$—	$—
Residential agency mortgage-backed securities	220,083	250	296,590	338
Total	$326,390	$609	$296,590	$338

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

The following table summarizes the fair values of derivative contracts recorded as "derivative contracts" assets and liabilities in the balance sheet at March 31, 2023 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,691,550	$121,481	$(3,303)	$118,178	$(98,143)	$20,035
Energy contracts	7,456,604	988,149	(592,276)	395,873	(121,612)	274,261
Foreign exchange contracts	59,321	57,431	—	57,431	(1,560)	55,871
Equity option contracts	12,286	116	—	116	(95)	21
Total customer risk management programs	10,219,761	1,167,177	(595,579)	571,598	(221,410)	350,188
Trading	14,507,221	87,395	(45,420)	41,975	(1,439)	40,536
Internal risk management programs	165,207	5,253	(1,686)	3,567	—	3,567
Total derivative contracts	$24,892,189	$1,259,825	$(642,685)	$617,140	$(222,849)	$394,291

	Liabilities
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,691,550	$121,040	$(3,303)	$117,737	$—	$117,737
Energy contracts	7,564,737	997,077	(592,276)	404,801	(80,146)	324,655
Foreign exchange contracts	57,909	55,828	—	55,828	—	55,828
Equity option contracts	12,286	116	—	116	—	116
Total customer risk management programs	10,326,482	1,174,061	(595,579)	578,482	(80,146)	498,336
Trading	16,042,176	116,109	(45,420)	70,689	(59,941)	10,748
Internal risk management programs	135,415	3,085	(1,686)	1,399	—	1,399
Total derivative contracts	$26,504,073	$1,293,255	$(642,685)	$650,570	$(140,087)	$510,483
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following table summarizes the fair values of derivative contracts recorded as "derivative contracts" assets and liabilities in the balance sheet at December 31, 2022 (in thousands):

	Assets
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,629,318	$158,825	$—	$158,825	$(114,955)	$43,870
Energy contracts	7,918,020	1,232,283	(594,543)	637,740	(67,024)	570,716
Foreign exchange contracts	219,791	216,569	—	216,569	—	216,569
Equity option contracts	21,102	193	—	193	(109)	84
Total customer risk management programs	10,788,231	1,607,870	(594,543)	1,013,327	(182,088)	831,239
Trading	17,400,037	126,910	(74,647)	52,263	(4,646)	47,617
Internal risk management programs	85,000	1,500	(13)	1,487	—	1,487
Total derivative contracts	$28,273,268	$1,736,280	$(669,203)	$1,067,077	$(186,734)	$880,343

	Liabilities
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,629,122	$158,816	$—	$158,816	$—	$158,816
Energy contracts	8,696,060	1,242,058	(594,543)	647,515	(484,319)	163,196
Foreign exchange contracts	214,855	211,233	—	211,233	(7)	211,226
Equity option contracts	21,102	193	—	193	—	193
Total customer risk management programs	11,561,139	1,612,300	(594,543)	1,017,757	(484,326)	533,431
Trading	14,038,906	94,958	(74,647)	20,311	(423)	19,888
Internal risk management programs	178,806	1,594	(13)	1,581	—	1,581
Total derivative contracts	$25,778,851	$1,708,852	$(669,203)	$1,039,649	$(484,749)	$554,900
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended
	March 31, 2023		March 31, 2022
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts	$1,770	$—	$6,342	$—
Energy contracts	6,553	—	4,449	—
Foreign exchange contracts	31	—	148	—
Equity option contracts	—	—	—	—
Total customer risk management programs	8,354	—	10,939	—
Trading[1]	(63,093)	—	31,074	—
Internal risk management programs	—	(1,344)	—	(46,981)
Total derivative contracts	$(54,739)	$(1,344)	$42,013	$(46,981)
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

Modifications of loans to existing borrowers generally consist of interest rate reductions, extension of payment terms, or a combination of these. Modifications may arise either voluntarily through negotiations with the borrower or involuntarily through court order. Payment deferrals up to six months are generally considered to be short-term modifications. Generally, principal and accrued but unpaid interest is not voluntarily forgiven. A change to the allowance for credit losses is generally not recorded upon modification because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance methodology.

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

All loans are charged off when the loan balance or a portion of the loan balance is no longer supported by the paying capacity of the borrower or when the required cash flow is reduced in a modification. The charge-off amount is determined through a quarterly evaluation of available cash resources and collateral values. Internally risk graded loans are evaluated quarterly, and charge-offs are taken in the quarter in which the loss is identified. Non-risk graded loans that are past due between 60 days and 180 days, based on the loan product type, are charged off. Loans to borrowers whose personal obligation has been discharged through Chapter 7 bankruptcy proceedings are charged off within 60 days of notice of the bankruptcy filing, regardless of payment status.

Loan origination and commitment fees and direct loan acquisition and origination costs are deferred and amortized as an adjustment to yield over the life of the loan or over the commitment period, as applicable. Amortization does not anticipate loan prepayments. Net unamortized fees are recognized in full at time of payoff.

Qualifying residential mortgage loans guaranteed by U.S. government agencies have been sold into GNMA pools. Under certain performance conditions specified in government programs, the Company may have the right, but not the obligation to repurchase loans from GNMA pools. These loans no longer qualify for sale accounting and are recognized in the Consolidated Balance Sheets. We do not expect to receive all principal and interest based on the loan's contractual terms. A portion of the principal balance continues to be guaranteed; however, interest accrues at a curtailed rate as specified in the programs. The carrying value of these loans is reduced based on an estimate of the expected cash flows discounted at the original note rate plus a liquidity spread. Guaranteed loans may be modified in accordance with U.S. government agency guidelines. Interest continues to accrue based on the modified rate. Guaranteed loans may either be resold into GNMA pools after a performance period specified by the programs or foreclosed and conveyed to the guarantors.

Loans are disaggregated into portfolio segments and further disaggregated into classes. The portfolio segment is the level at which the Company develops and documents a systematic method for determining its allowance for credit losses. Classes are a further disaggregation of portfolio segments based on the risk characteristics of the loans and the Company's method for monitoring and assessing credit risk.

Portfolio segments of the loan portfolio are as follows (in thousands):

	March 31, 2023				December 31, 2022
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$3,427,345	$10,735,572	$54,432	$14,217,349	$3,392,422	$10,759,780	$60,297	$14,212,499
Commercial real estate	879,806	3,913,842	21,668	4,815,316	874,716	3,715,491	16,570	4,606,777
Loans to individuals	2,125,020	1,548,173	44,195	3,717,388	2,099,165	1,593,779	44,930	3,737,874
Total	$6,432,171	$16,197,587	$120,295	$22,750,053	$6,366,303	$16,069,050	$121,797	$22,557,150

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2023, outstanding commitments totaled $15.1 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management's credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At March 31, 2023, outstanding standby letters of credit totaled $790 million.

Allowances for Credit Losses and Accrual for Off-balance Sheet Credit Risk from Unfunded Loans Commitments

The allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments represent the portion of the amortized cost basis of loans that we do not expect to collect over the asset's contractual life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions. The appropriateness of the allowance for credit losses, including industry and product adjustments, is assessed quarterly by a senior management Allowance Committee. This review is based on an on-going evaluation of the estimated expected credit losses in the portfolio and on unused commitments to provide financing. A well-documented methodology has been developed and is applied by an independent Credit Administration department to assure consistency across the Company.

The allowance for loan losses consists of specific allowances attributed to certain individual loans, generally nonaccruing loans, with dissimilar risk characteristics that have not yet been charged down to amounts we expect to recover and general allowances for estimated credit losses on pools of loans that share similar risk characteristics.

When full collection of principal or interest is uncertain, the loan's risk characteristics have changed, and we exclude the loan from the general allowance pool, typically designating it as nonaccruing. For these loans, a specific allowance reflects the expected credit loss.

We measure specific allowances for loans excluded from the general allowance pool by an evaluation of estimated future cash flows discounted at the loan's initial effective interest rate or the fair value of collateral for certain collateral dependent loans. For a non-collateral dependent loan, the specific allowance is the amount by which the loan's amortized cost basis exceeds its net realizable value. We measure the specific allowance for collateral dependent loans as the amount by which the loan's amortized cost basis exceeds its fair value. When repayment is expected to be provided substantially through the sale of collateral, we deduct estimated selling costs from the collateral's fair value. Generally, for real property held as collateral for loans, third party appraisals that conform to Uniform Standards of Professional Appraisal Practice serve as the basis for the fair value of real property held as collateral. These appraised values are on an "as-is" basis and generally are not adjusted by the Company. We obtain updated appraisals at least annually or more frequently if market conditions indicate collateral values may have declined. For energy loans, our internal staff of engineers generally determines collateral value of mineral rights based on projected cash flows from proven oil and gas reserves under existing economic and operating conditions. For real property held as collateral for other loans, third party appraisals that conform to Uniform Standards of Professional Appraisal Practice generally serve as the basis for the fair value. These appraised values are on an "as-is" basis and generally are not adjusted by the Company. We obtain updated appraisals at least annually or more frequently if market conditions indicate collateral values may have declined. Our special assets staff generally determines the value of other collateral based on projected liquidation cash flows under current market conditions. We evaluate collateral values and available cash resources quarterly. Historical statistics may be used to estimate specific allowances in limited situations, such as when a collateral dependent loan is removed from the general allowance pool near the end of a reporting period until an appraisal of collateral value is received or a full assessment of future cash flows is completed.

General allowances estimate expected credit losses on pools of loans sharing similar risk characteristics that are expected to occur over the loan's estimated remaining life. The loan's estimated remaining life represents the contractual term adjusted for amortization, estimates of prepayments, and borrower-owned extension options. Approximately 90 percent of the committed dollars in the loan portfolio is risk graded loans with general allowance model inputs that include probability of default, loss given default, and exposure at default. Probability of default is based on the migration of loans from performing to nonperforming using historical life of loan analysis periods. Loss given default is based on the aggregate losses incurred, net of estimated recoveries. Exposure at default represents an estimate of the outstanding amount of credit exposure at the time a default may occur.

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

At the end of the one-year reasonable and supportable forecast period, we transition from shorter-term expected losses to long-term loss averages for the loan's estimated remaining life. The difference between short-term loss forecasts and long-term loss averages is run-off over the reversion horizon, up to three years, depending on the forecasted economic scenarios.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit is summarized as follows (in thousands):

	Three Months Ended
	March 31, 2023
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$131,586	$57,648	$46,470	$235,704
Provision for loan losses	6,330	10,426	(2,231)	14,525
Loans charged off	(12)	(2,208)	(1,447)	(3,667)
Recoveries of loans previously charged off	1,994	137	767	2,898
Ending balance	$139,898	$66,003	$43,559	$249,460

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$18,246	$40,490	$2,183	$60,919
Provision for off-balance sheet credit risk	2,362	(279)	(59)	2,024
Ending balance	$20,608	$40,211	$2,124	$62,943

	Three Months Ended
	March 31, 2022
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$162,056	$58,553	$35,812	$256,421
Provision for loan losses	(5,118)	468	683	(3,967)
Loans charged off	(6,081)	(191)	(1,533)	(7,805)
Recoveries of loans previously charged off	591	144	1,089	1,824
Ending balance	$151,448	$58,974	$36,051	$246,473

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$13,812	$17,442	$1,723	$32,977
Provision for off-balance sheet credit risk	154	3,023	91	3,268
Ending balance	$13,966	$20,465	$1,814	$36,245

A $16.0 million provision for credit losses was necessary for the first quarter of 2023, as key economic assumptions in the base case, including projected WTI oil prices and commercial real estate vacancy rates, were less favorable to economic growth.

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each measurement method at March 31, 2023 is as follows (in thousands):

	Collectively Measured for General Allowances		Individually Measured for Specific Allowances		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$14,162,917	$137,415	$54,432	$2,483	$14,217,349	$139,898
Commercial real estate	4,793,648	64,453	21,668	1,550	4,815,316	66,003
Loans to individuals	3,673,193	43,559	44,195	—	3,717,388	43,559
Total	$22,629,758	$245,427	$120,295	$4,033	$22,750,053	$249,460

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each measurement method at December 31, 2022 is as follows (in thousands):

	Collectively Measured for General Allowances		Individually Measured for Specific Allowances		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$14,152,202	$127,566	$60,297	$4,020	$14,212,499	$131,586
Commercial real estate	4,590,207	56,098	16,570	1,550	4,606,777	57,648
Loans to individuals	3,692,944	46,470	44,930	—	3,737,874	46,470
Total	$22,435,353	$230,134	$121,797	$5,570	$22,557,150	$235,704

Credit Quality Indicators

The Company utilizes risk grading as primary credit quality indicators as it influences the probability of default which is a key attribute in the expected credit losses calculation. Substantially all commercial as well as commercial real estate loans and certain loans to individuals are risk graded based on a quarterly evaluation of the borrowers' ability to repay the loans. Certain commercial loans and most loans to individuals are small, homogeneous pools that are not risk-graded. The credit quality of these loans is based on past due days in accordance with regulatory guidelines.

We have included in the credit quality indicator "pass" loans that are in compliance with the original terms of the agreement and currently exhibit no factors that cause management to have doubts about the borrowers' ability to remain in compliance with the original terms of the agreement, which is consistent with the regulatory guideline of "pass". This also includes past due residential mortgages that are guaranteed by agencies of the U.S. government that continue to accrue interest based on criteria of the guarantors' programs.

Other loans especially mentioned ("Special Mention") are currently performing in compliance with the original terms of the agreement but may have a potential weakness that deserves management's close attention, consistent with regulatory guidelines. Non-graded loans 30 to 59 days past due are categorized as Special Mention.

The risk grading process identifies certain loans that have a well-defined weakness (for example, inadequate debt service coverage or liquidity or marginal capitalization; repayment may depend on collateral or other risk mitigation) that may jeopardize liquidation of the debt and represent a greater risk due to deterioration in the financial condition of the borrower. This is consistent with the regulatory guideline for "substandard". Because the borrowers are still performing in accordance with the original terms of the loan agreements, these loans remain on accruing status. Non-graded loans 60 to 89 days past due are categorized as Accruing Substandard.

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

The following table summarizes the Company’s loan portfolio at March 31, 2023 by the risk grade categories and vintage (in thousands):

	Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Energy
Pass	$12,973	$146,448	$66,052	$8,865	$11,301	$11,408	$3,119,103	$—	$3,376,150
Accruing Substandard	—	—	—	—	658	1,060	20,062	—	21,780
Nonaccrual	—	—	—	—	—	127	—	—	127
Total energy	12,973	146,448	66,052	8,865	11,959	12,595	3,139,165	—	3,398,057
Loans charged-off, year-to-date	—	—	—	—	—	—	—	—	—

Healthcare
Pass	175,703	876,440	615,643	479,575	386,837	1,027,229	220,992	19	3,782,438
Special Mention	—	—	204	429	21,767	45,663	60	—	68,123
Accruing Substandard	—	—	—	2,178	1,456	7,899	—	—	11,533
Nonaccrual	—	—	—	—	26,137	11,110	—	—	37,247
Total healthcare	175,703	876,440	615,847	482,182	436,197	1,091,901	221,052	19	3,899,341
Loans charged-off, year-to-date	—	—	—	—	—	—	—	—	—

Services
Pass	216,237	759,320	470,813	275,065	171,904	805,240	799,522	506	3,498,607
Special Mention	—	19,077	1,365	219	672	2,521	6,246	—	30,100
Accruing Substandard	—	397	86	—	2,232	2,599	21,499	84	26,897
Nonaccrual	—	—	5,281	376	—	—	2,441	—	8,098
Total services	216,237	778,794	477,545	275,660	174,808	810,360	829,708	590	3,563,702
Loans charged-off, year-to-date	—	—	—	—	—	—	5	—	5

General business
Pass	288,367	607,548	320,451	162,810	147,988	355,227	1,336,404	2,193	3,220,988
Special Mention	—	7,515	8,200	87	70	1,762	31,903	25	49,562
Accruing Substandard	5,516	38,443	6,841	56	4,013	7,940	13,929	—	76,738
Nonaccrual	—	—	—	1,030	14	68	7,842	7	8,961
Total general business	293,883	653,506	335,492	163,983	152,085	364,997	1,390,078	2,225	3,356,249
Loans charged-off, year-to-date	—	—	—	—	—	3	—	4	7
Total commercial	698,796	2,455,188	1,494,936	930,690	775,049	2,279,853	5,580,003	2,834	14,217,349

	Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial real estate:
Pass	46,900	1,383,300	1,187,644	540,129	644,511	832,101	148,063	—	4,782,648
Special Mention	—	—	—	—	—	11,000	—	—	11,000
Nonaccrual	—	—	—	—	7,459	14,209	—	—	21,668
Total commercial real estate	46,900	1,383,300	1,187,644	540,129	651,970	857,310	148,063	—	4,815,316
Loans charged-off, year-to-date	—	—	—	—	—	2,208	—	—	2,208

Loans to individuals:
Residential mortgage
Pass	71,000	348,697	371,044	380,908	61,409	285,877	351,428	21,242	1,891,605
Special Mention	—	68	—	1,355	—	309	2,843	—	4,575
Accruing Substandard	—	—	—	—	—	7	147	—	154
Nonaccrual	—	1,184	1,738	2,851	649	20,547	1,994	730	29,693
Total residential mortgage	71,000	349,949	372,782	385,114	62,058	306,740	356,412	21,972	1,926,027
Loans charged-off, year-to-date	—	—	—	—	—	4	—	1	5

Residential mortgage guaranteed by U.S. government agencies
Pass	—	1,021	2,321	7,321	8,963	190,825	—	—	210,451
Nonaccrual	—	—	—	299	1,005	12,998	—	—	14,302
Total residential mortgage guaranteed by U.S. government agencies	—	1,021	2,321	7,620	9,968	203,823	—	—	224,753

Personal:
Pass	24,231	236,041	190,370	156,515	181,332	220,604	550,478	253	1,559,824
Special Mention	—	115	109	47	2	—	6,055	39	6,367
Accruing Substandard	—	17	40	—	160	—	—	—	217
Nonaccrual	—	69	5	10	19	19	78	—	200
Total personal	24,231	236,242	190,524	156,572	181,513	220,623	556,611	292	1,566,608
Loans charged-off, year-to-date	—	—	—	—	—	1,437	1	4	1,442

Total loans to individuals	95,231	587,212	565,627	549,306	253,539	731,186	913,023	22,264	3,717,388
Total loans	$840,927	$4,425,700	$3,248,207	$2,020,125	$1,680,558	$3,868,349	$6,641,089	$25,098	$22,750,053

The following table summarizes the Company's loan portfolio at December 31, 2022 by the risk grade categories and vintage (in thousands):

	Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Energy
Pass	$157,745	$76,951	$30,284	$12,783	$5,992	$4,980	$3,104,906	$—	$3,393,641
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	664	385	683	28,018	—	29,750
Nonaccrual	—	—	—	—	—	159	1,240	—	1,399
Total energy	157,745	76,951	30,284	13,447	6,377	5,822	3,134,164	—	3,424,790
Healthcare
Pass	932,097	604,886	476,854	404,204	464,989	618,163	245,898	20	3,747,111
Special Mention	—	—	—	20,071	—	18,859	4	—	38,934
Accruing Substandard	—	—	—	—	—	14,304	3,634	—	17,938
Nonaccrual	—	—	—	26,480	6,373	8,181	—	—	41,034
Total healthcare	932,097	604,886	476,854	450,755	471,362	659,507	249,536	20	3,845,017
Services
Pass	821,785	496,510	286,085	193,481	156,736	696,300	722,371	639	3,373,907
Special Mention	502	5,139	989	771	894	1,345	8,668	—	18,308
Accruing Substandard	—	—	—	2,459	43	2,789	17,665	122	23,078
Nonaccrual	—	5,570	449	—	—	2,389	7,820	—	16,228
Total services	822,287	507,219	287,523	196,711	157,673	702,823	756,524	761	3,431,521
General business
Pass	725,894	361,839	198,274	172,878	139,140	283,694	1,570,536	2,329	3,454,584
Special Mention	17,759	13,065	208	71	7	2,291	7,094	26	40,521
Accruing Substandard	—	2,169	66	4,130	4,680	3,287	94	4	14,430
Nonaccrual	—	—	1,052	14	72	5	485	8	1,636
Total general business	743,653	377,073	199,600	177,093	143,899	289,277	1,578,209	2,367	3,511,171
Total commercial	2,655,782	1,566,129	994,261	838,006	779,311	1,657,429	5,718,433	3,148	14,212,499

Commercial real estate:
Pass	1,188,483	1,158,002	552,616	641,102	247,625	633,304	161,616	—	4,582,748
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	7,459	—	—	—	—	7,459
Nonaccrual	—	—	—	—	—	16,570	—	—	16,570
Total commercial real estate	1,188,483	1,158,002	552,616	648,561	247,625	649,874	161,616	—	4,606,777

	Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Loans to individuals:
Residential mortgage
Pass	354,497	373,190	393,002	63,142	40,525	260,625	352,126	22,176	1,859,283
Special Mention	—	81	42	—	142	388	527	87	1,267
Accruing Substandard	—	—	187	—	—	138	117	1	443
Nonaccrual	32	1,656	2,717	362	1,904	20,139	2,216	765	29,791
Total residential mortgage	354,529	374,927	395,948	63,504	42,571	281,290	354,986	23,029	1,890,784
Residential mortgage guaranteed by U.S. government agencies
Pass	289	2,254	9,000	10,722	17,244	191,426	—	—	230,935
Nonaccrual	—	—	299	1,460	2,319	10,927	—	—	15,005
Total residential mortgage guaranteed by U.S. government agencies	289	2,254	9,299	12,182	19,563	202,353	—	—	245,940
Personal:
Pass	254,497	193,095	154,887	172,114	68,871	201,278	549,187	332	1,594,261
Special Mention	47	28	40	12	17	—	6,003	4	6,151
Accruing Substandard	—	444	—	160	—	—	—	—	604
Nonaccrual	38	7	12	22	14	18	23	—	134
Total personal	254,582	193,574	154,939	172,308	68,902	201,296	555,213	336	1,601,150
Total loans to individuals	609,400	570,755	560,186	247,994	131,036	684,939	910,199	23,365	3,737,874
Total loans	$4,453,665	$3,294,886	$2,107,063	$1,734,561	$1,157,972	$2,992,242	$6,790,248	$26,513	$22,557,150

Nonaccruing Loans

A summary of nonaccruing loans at March 31, 2023 follows (in thousands):

	As of March 31, 2023
	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Energy	$127	$127	$—	$—
Healthcare	37,247	37,247	—	—
Services	8,097	387	7,710	2,483
General business	8,961	8,961	—	—
Total commercial	54,432	46,722	7,710	2,483

Commercial real estate	21,668	7,628	14,040	1,550

Loans to individuals:
Residential mortgage	29,693	29,693	—	—
Residential mortgage guaranteed by U.S. government agencies	14,302	14,302	—	—
Personal	200	200	—	—
Total loans to individuals	44,195	44,195	—	—

Total	$120,295	$98,545	$21,750	$4,033

A summary of nonaccruing loans at December 31, 2022 follows (in thousands):

	As of December 31, 2022
	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Energy	$1,399	$1,399	$—	$—
Healthcare	41,034	34,661	6,373	946
Services	16,228	7,835	8,393	3,074
General business	1,636	1,636	—	—
Total commercial	60,297	45,531	14,766	4,020

Commercial real estate	16,570	393	16,177	1,550

Loans to individuals:
Residential mortgage	29,791	29,791	—	—
Residential mortgage guaranteed by U.S. government agencies	15,005	15,005	—	—
Personal	134	134	—	—
Total loans to individuals	44,930	44,930	—	—

Total	$121,797	$90,854	$30,943	$5,570

Loan Modifications to Borrowers Experiencing Financial Difficulty

At March 31, 2023 the Company had $35 million of loan modifications to borrowers experiencing financial difficulty, including $26 million of healthcare loans and $8.4 million of residential mortgage loans guaranteed by U.S. government agencies. Modifications generally consist of interest rate reductions, an other than insignificant payment delay, term extension or a combination. During the three months ended March 31, 2023, $511 thousand of residential mortgage loans guaranteed by U.S. government agencies were modified and subsequently defaulted. A payment default is defined as being 30 or more days past due after modification.

Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans, as modified for short-term payment deferral forbearance.

A summary of loans currently performing and past due as of March 31, 2023 is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Energy	$3,398,057	$—	$—	$—	$3,398,057	$—
Healthcare	3,866,921	—	—	32,420	3,899,341	45
Services	3,556,753	6,844	45	60	3,563,702	—
General business	3,355,731	492	17	9	3,356,249	9
Total commercial	14,177,462	7,336	62	32,489	14,217,349	54

Commercial real estate	4,806,306	8,965	45	—	4,815,316	—

Loans to individuals:
Residential mortgage	1,910,799	8,315	363	6,550	1,926,027	22
Residential mortgage guaranteed by U.S. government agencies	103,992	48,833	—	71,928	224,753	64,980
Personal	1,565,875	567	143	23	1,566,608	—
Total loans to individuals	3,580,666	57,715	506	78,501	3,717,388	65,002

Total	$22,564,434	$74,016	$613	$110,990	$22,750,053	$65,056

A summary of loans currently performing and past due as of December 31, 2022 is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Energy	$3,424,766	$24	$—	$—	$3,424,790	$—
Healthcare	3,812,164	5,914	26,480	459	3,845,017	—
Services	3,423,042	1,060	2,461	4,958	3,431,521	—
General business	3,509,094	257	1,424	396	3,511,171	396
Total commercial	14,169,066	7,255	30,365	5,813	14,212,499	396

Commercial real estate	4,606,029	531	—	217	4,606,777	—

Loans to individuals:
Residential mortgage	1,872,155	10,632	1,828	6,169	1,890,784	114
Residential mortgage guaranteed by U.S. government agencies	108,019	36,119	19,400	82,402	245,940	75,604
Personal	1,600,595	502	21	32	1,601,150	—
Total loans to individuals	3,580,769	47,253	21,249	88,603	3,737,874	75,718

Total	$22,355,864	$55,039	$51,614	$94,633	$22,557,150	$76,114

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	March 31, 2023		December 31, 2022
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$72,746	$72,113	$74,941	$73,938
Residential mortgage loan commitments	71,693	2,694	45,492	1,054
Forward sales contracts	127,427	(632)	109,469	280
		$74,175		$75,272

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of March 31, 2023 or December 31, 2022. No credit losses were recognized on residential mortgage loans held for sale for the three month period ended March 31, 2023 and 2022.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Production revenue:
Net realized gains (losses) on sale of mortgage loans	$(1,731)	$6,883
Net change in unrealized gain (loss) on mortgage loans held for sale	370	(5,827)
Net change in the fair value of mortgage loan commitments	1,640	(3,298)
Net change in the fair value of forward sales contracts	(912)	7,297
Total production revenue	(633)	5,055
Servicing revenue	15,000	11,595
Total mortgage banking revenue	$14,367	$16,650

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

The following represents a summary of mortgage servicing rights (dollars in thousands):

	March 31, 2023	December 31, 2022
Number of residential mortgage loans serviced for others	118,303	110,541
Outstanding principal balance of residential mortgage loans serviced for others	$21,009,762	$18,863,201
Weighted average interest rate	3.55%	3.59%
Remaining term (in months)	285	283
The following represents activity in capitalized mortgage servicing rights (in thousands)

	Three Months Ended March 31,
	2023	2022
Beginning Balance	$277,608	$163,198
Additions	2,500	5,215
Acquisitions	31,138	—
Change in fair value due to principal payments	(5,384)	(7,960)
Change in fair value due to market assumption changes	(6,059)	49,110
Ending Balance	$299,803	$209,563

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

Mortgage servicing rights are not traded in active markets. Fair value is determined by discounting the projected net cash flows. Significant market assumptions used to determine fair value based on significant unobservable inputs were as follows:

	March 31, 2023	December 31, 2022
Discount rate – risk-free rate plus a market premium	8.95%	9.51%
Prepayment rate - based upon loan interest rate, original term and loan type	7.43%	7.54%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$69 - $94	$69 - $94
Delinquent loans	$150 - $500	$150 - $500
Loans in foreclosure	$875 - $8,000	$875 - $8,000
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	3.66%	4.06%
Primary/secondary mortgage rate spread	105 bps	105 bps
Delinquency rate	1.40%	2.33%

Changes in primary residential mortgage interest rates directly affect the prepayment speeds used in valuing our mortgage servicing rights. A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults and other relevant factors. The prepayment model is updated periodically for changes in market conditions and adjusted to better correlate with actual performance of BOK Financia's servicing portfolio.

(6) Commitments and Contingent Liabilities

Litigation Contingencies

On June 24, 2015, BOKF, NA received a complaint that an employee had colluded with a bond issuer and an individual in misusing revenues pledged to municipal bonds for which BOKF, NA served as trustee under the bond indenture. The Company conducted an investigation and concluded that employees in one of its Corporate Trust offices had, with respect to a single group of affiliated bond issuances, violated Company policies and procedures. The relationship manager was terminated. The Company reported the circumstances to, and cooperated with an investigation by, the Securities and Exchange Commission ("SEC"). On September 7, 2016, BOKF, NA agreed to, and the SEC entered, a consent order finding that BOKF, NA had violated Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act and required BOKF, NA to disgorge $1,067,721 of fees and pay a civil penalty of $600,000. BOKF, NA disgorged the fees and paid the penalty. On August 26, 2016, BOKF, NA was sued in the United States District Court for New Jersey by two bondholders in a putative class action alleging BOKF, NA participated in the fraudulent sale of securities by the principals. The action remains stayed with no current deadlines pending. On September 14, 2016, BOKF, NA was sued in the District Court of Tulsa County, Oklahoma by 19 bondholders also alleging BOKF, NA participated in the fraudulent sale of securities by the principals. The plaintiffs' recently filed a Fourth Amended Petition to which BOKF is preparing to respond. Management is advised by counsel that, in the Tulsa County District Court action, a loss is not probable and that the loss, if any, cannot be reasonably estimated.

On December 28, 2015, in an action brought by the SEC, the New Jersey District Court entered a judgment against the principals involved in issuing the bonds. On January 8, 2020, the Court entered judgment against the principal individual and his wife for $36,805,051 in principal amount and $10,937,831 in pre-judgment interest. The SEC continues to aggressively pursue collection of the judgment. If the individual principal and his wife cannot pay the bonds, a bondholder loss could become probable. Management has been advised by counsel that BOKF, NA has valid defenses to claims of bondholders and that no loss to the Company is probable. No provision for losses has been made at this time. BOKF, NA estimates that, upon sale of all remaining collateral securing payment of the bonds, approximately $25 million in principal will remain outstanding. A reasonable estimate cannot be made of the amount of any bondholder loss, though the amount of bondholder loss could be material to the Company in the event a loss to the Company becomes probable.

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings, will not have a material effect on the Company's financial condition, results of operations or cash flows.

Alternative Investment Commitments

The Company invests in several tax credit entities and other funds as permitted by banking regulations. Consolidation of these investments is based on the variable interest model.

At March 31, 2023, the Company has $401 million in interests in various alternative investments generally consisting of unconsolidated limited partnership interests in entities for which investment return is in the form of low income housing tax credits or other investments in merchant banking activities. This investment balance also includes $94 million of unfunded commitments included in Other liabilities on the Consolidated Balance Sheets.
(7) Shareholders' Equity

On May 2, 2023, the Company declared a quarterly cash dividend of $0.54 per common share payable on or about May 30, 2023 to shareholders of record as of May 15, 2023.

Dividends declared were $0.54 per share during the three months ended March 31, 2023 and $0.53 per share during the three months ended March 31, 2022.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Investment Securities Transferred from AFS	Employee Benefit Plans	Total
Balance, Dec. 31, 2021	$69,775	$—	$2,596	$72,371
Net change in unrealized gain (loss)	(639,041)	—	—	(639,041)
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(937)	—	—	(937)
Other comprehensive loss, before income taxes	(639,978)	—	—	(639,978)
Federal and state income taxes	(149,781)	—	—	(149,781)
Other comprehensive loss, net of income taxes	(490,197)	—	—	(490,197)
Balance, March 31, 2022	$(420,422)	$—	$2,596	$(417,826)

Balance, Dec. 31, 2022	$(664,618)	$(172,337)	$—	$(836,955)
Net change in unrealized gain (loss)	124,045	—	—	124,045
Interest revenue, Investment securities	—	16,051	—	16,051
Other comprehensive loss, before income taxes	124,045	16,051	—	140,096
Federal and state income taxes	28,179	3,516	—	31,695
Other comprehensive income, net of income taxes	95,866	12,535	—	108,401
Balance, March 31, 2023	$(568,752)	$(159,802)	$—	$(728,554)

(8) Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended March 31,
	2023	2022
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$162,368	$62,488
Less: Earnings allocated to participating securities	1,255	451
Numerator for basic earnings per share – income available to common shareholders	161,113	62,037
Effect of reallocating undistributed earnings of participating securities	—	—
Numerator for diluted earnings per share – income available to common shareholders	$161,113	$62,037

Denominator:
Weighted average shares outstanding	66,849,288	68,306,107
Less: Participating securities included in weighted average shares outstanding	517,513	493,707
Denominator for basic earnings per common share	66,331,775	67,812,400
Dilutive effect of employee stock compensation plans	—	1,451
Denominator for diluted earnings per common share	66,331,775	67,813,851

Basic earnings per share	$2.43	$0.91
Diluted earnings per share	$2.43	$0.91

(9) Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2023 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$287,646	$21,146	$20,940	$22,616	$352,348
Net interest revenue (expense) from internal sources	(21,101)	88,235	33,166	(100,300)	—
Net interest revenue (expense)	266,545	109,381	54,106	(77,684)	352,348
Net loans charged off and provision for credit losses	76	1,184	(24)	14,764	16,000
Net interest revenue after provision for credit losses	266,469	108,197	54,130	(92,448)	336,348
Other operating revenue	56,845	30,610	108,911	(18,501)	177,865
Other operating expense	73,504	50,198	82,039	100,071	305,812
Net direct contribution	249,810	88,609	81,002	(211,020)	208,401
Gain (loss) on financial instruments, net	(58)	(4,673)	—	4,731	—
Change in fair value of mortgage servicing rights	—	(6,059)	—	6,059	—
Gain (loss) on repossessed assets, net	859	14	—	(873)	—
Corporate expense allocations	17,729	11,618	12,386	(41,733)	—
Net income (loss) before taxes	232,882	66,273	68,616	(159,370)	208,401
Federal and state income taxes	56,335	15,586	16,189	(42,205)	45,905
Net income (loss)	176,547	50,687	52,427	(117,165)	162,496
Net income attributable to non-controlling interests	—	—	—	128	128
Net income (loss) attributable to BOK Financial Corp. shareholders	$176,547	$50,687	$52,427	$(117,293)	$162,368

Average assets	$28,162,934	$9,934,511	$11,663,096	$(3,778,073)	$45,982,468

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2022 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$147,590	$16,915	$56,231	$47,675	$268,411
Net interest revenue (expense) from internal sources	(10,579)	10,292	(465)	752	—
Net interest revenue	137,011	27,207	55,766	48,427	268,411
Net loans charged off and provision for credit losses	5,343	1,112	(71)	(6,384)	—
Net interest revenue after provision for credit losses	131,668	26,095	55,837	54,811	268,411
Other operating revenue	57,427	33,961	25,018	(28,550)	87,856
Other operating expense	65,114	48,789	74,620	89,095	277,618
Net direct contribution	123,981	11,267	6,235	(62,834)	78,649
Gain (loss) on financial instruments, net	(204)	(57,895)	—	58,099	—
Change in fair value of mortgage servicing rights	—	49,110	—	(49,110)	—
Gain (loss) on repossessed assets, net	1,793	45	—	(1,838)	—
Corporate expense allocations	16,246	12,080	12,071	(40,397)	—
Net income before taxes	109,324	(9,553)	(5,836)	(15,286)	78,649
Federal and state income taxes	26,980	(2,236)	(1,315)	(7,232)	16,197
Net income	82,344	(7,317)	(4,521)	(8,054)	62,452
Net loss attributable to non-controlling interests	—	—	—	(36)	(36)
Net income attributable to BOK Financial Corp. shareholders	$82,344	$(7,317)	$(4,521)	$(8,018)	$62,488

Average assets	$29,823,905	$10,273,890	$21,323,795	$(10,860,516)	$50,561,074

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

Fees and commissions revenue by reportable segment and primary service line is as follows for the three months ended March 31, 2023.

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$27,598	$—	$27,598	$27,598	$—
Customer hedging revenue	6,487	—	100	1,767	8,354	8,354	—
Retail brokerage revenue	—	—	3,844	—	3,844	—	3,844
Insurance brokerage revenue	—	—	3,306	—	3,306	—	3,306
Investment banking revenue	3,698	—	5,596	—	9,294	3,598	5,696
Brokerage and trading revenue	10,185	—	40,444	1,767	52,396	39,550	12,846
TransFund EFT network revenue	20,499	908	(17)	2	21,392	—	21,392
Merchant services revenue	2,150	8	—	—	2,158	—	2,158
Corporate card revenue	1,785	—	177	109	2,071	—	2,071
Transaction card revenue	24,434	916	160	111	25,621	—	25,621
Personal trust revenue	—	—	23,945	—	23,945	—	23,945
Corporate trust revenue	—	—	7,660	—	7,660	—	7,660
Institutional trust & retirement plan services revenue	—	—	12,835	—	12,835	—	12,835
Investment management services and other revenue	—	—	6,238	(21)	6,217	—	6,217
Fiduciary and asset management revenue	—	—	50,678	(21)	50,657	—	50,657
Commercial account service charge revenue	12,871	499	477	—	13,847	—	13,847
Overdraft fee revenue	25	4,828	20	—	4,873	—	4,873
Check card revenue	—	5,638	—	1	5,639	—	5,639
Automated service charge and other deposit fee revenue	237	1,313	59	—	1,609	—	1,609
Deposit service charges and fees	13,133	12,278	556	1	25,968	—	25,968
Mortgage production revenue	—	(633)	—	—	(633)	(633)	—
Mortgage servicing revenue	—	15,558	—	(558)	15,000	15,000	—
Mortgage banking revenue	—	14,925	—	(558)	14,367	14,367	—
Other revenue	8,083	2,462	17,073	(10,648)	16,970	8,560	8,410
Total fees and commissions revenue	$55,835	$30,581	$108,911	$(9,348)	$185,979	$62,477	$123,502
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
2    In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

(11) Fair Value Measurements

Fair value is defined by applicable accounting guidance as the price to sell an asset or transfer a liability in an orderly transaction between market participants in the principal market for the given asset or liability at the measurement date based on market conditions at that date. An orderly transaction assumes exposure to the market for a customary period for marketing activities prior to the measurement date and not a forced liquidation or distressed sale. Certain assets and liabilities are recorded in the Compan's financial statements at fair value. Some are recorded on a recurring basis and some on a non-recurring basis.

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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the three months ended March 31, 2023 and 2022, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the three months ended March 31, 2023 and 2022 were immaterial.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at March 31, 2023 or December 31, 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of March 31, 2023 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government securities	$5,618	$4,878	$740	$—
Residential agency mortgage-backed securities	2,210,721	—	2,210,721	—
Municipal securities	37,455	—	37,455	—
Asset-backed securities	10,194	—	10,194	—
Other trading securities	30,370	—	30,370	—
Total trading securities	2,294,358	4,878	2,289,480	—
Available for sale securities:
U.S. Treasury	914	914	—	—
Municipal securities	634,207	—	634,207	—
Residential agency mortgage-backed securities	6,022,708	—	6,022,708	—
Residential non-agency mortgage-backed securities	651,351	—	651,351	—
Commercial agency mortgage-backed securities	4,628,188	—	4,628,188	—
Other debt securities	473	—	—	473
Total available for sale securities	11,937,841	914	11,936,454	473
Fair value option securities:
U.S. Treasury	106,307	106,307	—	—
Residential agency mortgage-backed securities	220,083	—	220,083	—
Total fair value option securities	326,390	106,307	220,083	—
Residential mortgage loans held for sale[1]	74,175	—	67,024	7,151
Mortgage servicing rights[2]	299,803	—	—	299,803
Derivative contracts, net of cash collateral[3]	394,291	303	393,988	—
Liabilities:
Derivative contracts, net of cash collateral[3]	510,483	3,822	506,661	—
1Residential mortgage loans held for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards and are valued at 77.43% of the unpaid principal balance.
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

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of December 31, 2022 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government securities	$9,823	$4,970	$4,853	$—
Residential agency mortgage-backed securities	4,406,848	—	4,406,848	—
Municipal securities	21,484	—	21,484	—
Other trading securities	26,006	—	26,006	—
Total trading securities	4,464,161	4,970	4,459,191	—
Available for sale securities:
U.S. Treasury	898	898	—	—
Municipal securities	624,500	—	624,500	—
Residential agency mortgage-backed securities	5,814,496	—	5,814,496	—
Residential non-agency mortgage-backed securities	577,576	—	577,576	—
Commercial agency mortgage-backed securities	4,475,917	—	4,475,917	—
Other debt securities	473	—	—	473
Total available for sale securities	11,493,860	898	11,492,489	473
Fair value option securities — Residential agency mortgage-backed securities	296,590	—	296,590	—
Residential mortgage loans held for sale[1]	75,272	—	68,054	7,218
Mortgage servicing rights[2]	277,608	—	—	277,608
Derivative contracts, net of cash collateral[3]	880,343	2,110	878,233	—
Liabilities:
Derivative contracts, net of cash collateral[3]	554,900	16	554,884	—
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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at March 31, 2023 for which the fair value was adjusted during the three months ended March 31, 2023:

				Fair Value Adjustments for the
	Carrying Value at March 31, 2023			Three Months Ended Mar. 31, 2023 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Nonaccruing loans	$—	$—	$14,040	$1,991	$—
Real estate and other repossessed assets	—	547	—	—	(101)

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of March 31, 2023 follows (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$14,040	Discounted cash flows	Management knowledge of industry and non-real estate collateral including, but not limited to, recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	88% - 88% (88%)[1]
1    Represents fair value as a percentage of the unpaid principal balance.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of March 31, 2022 follows (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$244	Discounted cash flows	Management knowledge of industry and non-real estate collateral including, but not limited to, recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	3% - 25% (5%)[1]
Real estate and other repossessed assets	400	Discounted cash flows	Marketability adjustments off appraised value.[2]	75% - 75% (75%)
1    Represents fair value as a percentage of the unpaid principal balance.
2     Marketability adjustments include consideration of estimated costs to sell which is approximately 10% of the fair value.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or are measured at fair value on a non-recurring basis as of March 31, 2023 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$792,371	$792,371	$792,371	$—	$—
Interest-bearing cash and cash equivalents	571,613	571,613	571,613	—	—
Trading securities:
U.S. government securities	5,618	5,618	4,878	740	—
Residential agency mortgage-backed securities	2,210,721	2,210,721	—	2,210,721	—
Municipal securities	37,455	37,455	—	37,455	—
Asset-backed securities	10,194	10,194	—	10,194	—
Other trading securities	30,370	30,370	—	30,370	—
Total trading securities	2,294,358	2,294,358	4,878	2,289,480	—
Investment securities:
Municipal securities	153,739	160,866	—	33,158	127,708
Residential agency mortgage-backed securities	2,264,922	2,118,538	—	2,118,538	—
Commercial agency mortgage-backed securities	15,684	14,861	—	14,861	—
Other debt securities	14,288	13,421	—	13,421	—
Total investment securities	2,448,633	2,307,686	—	2,179,978	127,708
Allowance for credit losses	(497)	—	—	—	—
Investment securities, net of allowance	2,448,136	2,307,686	—	2,179,978	127,708
Available for sale securities:
U.S. Treasury	914	914	914	—	—
Municipal securities	634,207	634,207	—	634,207	—
Residential agency mortgage-backed securities	6,022,708	6,022,708	—	6,022,708	—
Residential non-agency mortgage-backed securities	651,351	651,351	—	651,351	—
Commercial agency mortgage-backed securities	4,628,188	4,628,188	—	4,628,188	—
Other debt securities	473	473	—	—	473
Total available for sale securities	11,937,841	11,937,841	914	11,936,454	473
Fair value option securities:
U.S. Treasury	106,307	106,307	106,307	—	—
Residential agency mortgage-backed securities	220,083	220,083	—	220,083	—
Total fair value option securities	326,390	326,390	106,307	220,083	—
Residential mortgage loans held for sale	74,175	74,175	—	67,024	7,151
Loans:
Commercial	14,217,349	14,129,311	—	—	14,129,311
Commercial real estate	4,815,316	4,703,787	—	—	4,703,787
Loans to individuals	3,717,388	3,547,326	—	—	3,547,326
Total loans	22,750,053	22,380,424	—	—	22,380,424
Allowance for loan losses	(249,460)	—	—	—	—
Loans, net of allowance	22,500,593	22,380,424	—	—	22,380,424
Mortgage servicing rights	299,803	299,803	—	—	299,803
Derivative instruments with positive fair value, net of cash collateral	394,291	394,291	303	393,988	—
Deposits with no stated maturity	31,004,137	31,004,137	—	—	31,004,137
Time deposits	1,576,610	1,547,154	—	—	1,547,154
Other borrowed funds	6,335,609	6,333,599	—	—	6,333,599
Subordinated debentures	131,148	125,077	—	125,077	—
Derivative instruments with negative fair value, net of cash collateral	510,483	510,483	3,822	506,661	—

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or are measured at fair value on a non-recurring basis as of December 31, 2022 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$943,810	$943,810	$943,810	$—	$—
Interest-bearing cash and cash equivalents	457,906	457,906	457,906	—	—
Trading securities:
U.S. government securities	9,823	9,823	4,970	4,853	—
Residential agency mortgage-backed securities	4,406,848	4,406,848	—	4,406,848	—
Municipal securities	21,484	21,484	—	21,484	—
Other trading securities	26,006	26,006	—	26,006	—
Total trading securities	4,464,161	4,464,161	4,970	4,459,191	—
Investment securities:
Municipal securities	170,629	176,621	—	38,106	138,515
Residential agency mortgage-backed securities	2,315,219	2,143,360	—	2,143,360	—
Commercial agency mortgage-backed securities	15,609	14,588	—	14,588	—
Other debt securities	12,788	12,199	—	12,199	—
Total investment securities	2,514,245	2,346,768	—	2,208,253	138,515
Allowance for credit losses	(558)	—	—	—	—
Investment securities, net of allowance	2,513,687	2,346,768	—	2,208,253	138,515
Available for sale securities:
U.S. Treasury	898	898	898	—	—
Municipal securities	624,500	624,500	—	624,500	—
Residential agency mortgage-backed securities	5,814,496	5,814,496	—	5,814,496	—
Residential non-agency mortgage-backed securities	577,576	577,576	—	577,576	—
Commercial agency mortgage-backed securities	4,475,917	4,475,917	—	4,475,917	—
Other debt securities	473	473	—	—	473
Total available for sale securities	11,493,860	11,493,860	898	11,492,489	473
Fair value option securities — Residential agency mortgage-backed securities	296,590	296,590	—	296,590	—
Residential mortgage loans held for sale	75,272	75,272	—	68,054	7,218
Loans:
Commercial	14,212,499	13,905,765	—	—	13,905,765
Commercial real estate	4,606,777	4,454,048	—	—	4,454,048
Loans to individuals	3,737,874	3,531,410	—	—	3,531,410
Total loans	22,557,150	21,891,223	—	—	21,891,223
Allowance for loan losses	(235,704)	—	—	—	—
Loans, net of allowance	22,321,446	21,891,223	—	—	21,891,223
Mortgage servicing rights	277,608	277,608	—	—	277,608
Derivative instruments with positive fair value, net of cash collateral	880,343	880,343	2,110	878,233	—
Deposits with no stated maturity	33,018,863	33,018,863	—	—	33,018,863
Time deposits	1,461,842	1,431,245	—	—	1,431,245
Other borrowed funds	7,007,285	7,005,305	—	—	7,005,305
Subordinated debentures	131,205	121,497	—	121,497	—
Derivative instruments with negative fair value, net of cash collateral	554,900	554,900	16	554,884	—

Because no market exists for certain of these financial instruments and management does not intend to sell these financial instruments, the fair values shown in the tables above may not represent values at which the respective financial instruments could be sold individually or in the aggregate at the given reporting date.

(12) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on March 31, 2023 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Quarterly Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In thousands, except per share data)	Three Months Ended
	March 31, 2023			December 31, 2022
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$616,596	$6,506	4.28%	$568,307	$5,822	4.06%
Trading securities	3,031,969	34,073	4.52%	3,086,985	28,473	3.70%
Investment securities, net of allowance	2,473,796	9,017	1.46%	2,535,305	9,223	1.46%
Available for sale securities	11,738,693	89,112	2.87%	10,953,851	73,317	2.54%
Fair value option securities	300,372	3,893	5.17%	92,012	931	4.40%
Restricted equity securities	316,724	5,808	7.34%	216,673	3,088	5.70%
Residential mortgage loans held for sale	65,769	979	5.79%	98,613	1,390	5.56%
Loans	22,476,247	369,626	6.67%	21,976,004	331,649	5.99%
Allowance for loan losses	(238,909)			(242,450)
Loans, net of allowance	22,237,338	369,626	6.74%	21,733,554	331,649	6.06%
Total earning assets	40,781,257	519,014	5.06%	39,285,300	453,893	4.53%
Receivable on unsettled securities sales	177,312			194,996
Cash and other assets	5,023,899			5,729,322
Total assets	$45,982,468			$45,209,618
Liabilities and equity
Interest-bearing deposits:
Transaction	$18,639,900	$87,936	1.91%	$18,898,315	$60,893	1.28%
Savings	958,443	248	0.10%	969,275	205	0.08%
Time	1,477,720	7,090	1.95%	1,417,606	4,476	1.25%
Total interest-bearing deposits	21,076,063	95,274	1.83%	21,285,196	65,574	1.22%
Funds purchased and repurchase agreements	1,759,237	14,450	3.33%	1,046,447	5,407	2.05%
Other borrowings	4,512,280	52,588	4.73%	2,523,195	25,961	4.08%
Subordinated debentures	131,166	2,069	6.40%	131,180	2,038	6.16%
Total interest-bearing liabilities	27,478,746	164,381	2.43%	24,986,018	98,980	1.57%
Non-interest bearing demand deposits	12,406,408			14,176,189
Due on unsettled securities purchases	316,738			575,957
Other liabilities	939,553			853,134
Total equity	4,841,023			4,618,320
Total liabilities and equity	$45,982,468			$45,209,618
Tax-equivalent Net Interest Revenue		$354,633	2.63%		$354,913	2.96%
Tax-equivalent Net Interest Revenue to Earning Assets			3.45%			3.54%
Less tax-equivalent adjustment		2,285			2,287
Net Interest Revenue		352,348			352,626
Provision for credit losses		16,000			15,000
Other operating revenue		177,865			197,086
Other operating expense		305,812			318,456
Income before taxes		208,401			216,256
Federal and state income taxes		45,905			47,864
Net income		162,496			168,392
Net income (loss) attributable to non-controlling interests		128			(37)
Net income attributable to BOK Financial Corp. shareholders		$162,368			$168,429
Earnings Per Average Common Share Equivalent:
Basic		$2.43			$2.51
Diluted		$2.43			$2.51
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

(In thousands, except per share data)	Three Months Ended
	September 30, 2022			June 30, 2022
	Average Balance	Revenue /Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate
Assets
Interest-bearing cash and cash equivalents	$748,263	$3,520	1.87%	$843,619	$1,737	0.83%
Trading securities	3,178,068	22,772	2.72%	4,166,954	23,009	2.00%
Investment securities, net of allowance	2,593,989	9,207	1.42%	610,983	3,585	2.35%
Available for sale securities	10,306,257	59,144	2.21%	12,258,072	58,882	1.84%
Fair value option securities	36,846	286	2.98%	54,832	437	2.92%
Restricted equity securities	173,656	2,703	6.23%	167,732	1,384	3.30%
Residential mortgage loans held for sale	132,685	1,684	5.05%	148,183	1,559	4.22%
Loans	21,599,232	265,997	4.89%	21,057,714	205,694	3.92%
Allowance for loan losses	(241,136)			(246,064)
Loans, net of allowance	21,358,096	265,997	4.94%	20,811,650	205,694	3.96%
Total earning assets	38,527,860	365,313	3.71%	39,062,025	296,287	2.96%
Receivable on unsettled securities sales	219,113			457,165
Cash and other assets	6,372,229			7,769,208
Total assets	$45,119,202			$47,288,398
Liabilities and equity
Interest-bearing deposits:
Transaction	$19,556,806	$31,266	0.63%	$21,037,294	$11,454	0.22%
Savings	978,596	135	0.05%	981,493	76	0.03%
Time	1,409,069	3,314	0.93%	1,373,036	2,332	0.68%
Total interest-bearing deposits	21,944,471	34,715	0.63%	23,391,823	13,862	0.24%
Funds purchased and repurchase agreements	800,759	1,445	0.72%	1,224,134	1,608	0.53%
Other borrowings	1,528,887	8,988	2.33%	1,301,358	3,286	1.01%
Subordinated debentures	131,199	1,677	5.07%	131,219	1,473	4.50%
Total interest-bearing liabilities	24,405,316	46,825	0.76%	26,048,534	20,229	0.31%
Non-interest bearing demand deposits	15,105,305			15,202,597
Due on unsettled securities purchases	331,428			380,332
Other liabilities	501,731			924,605
Total equity	4,775,422			4,732,330
Total liabilities and equity	$45,119,202			$47,288,398
Tax-equivalent Net Interest Revenue		$318,488	2.95%		$276,058	2.65%
Tax-equivalent Net Interest Revenue to Earning Assets			3.24%			2.76%
Less tax-equivalent adjustment		2,163			2,040
Net Interest Revenue		316,325			274,018
Provision for credit losses		15,000			—
Other operating revenue		189,698			168,617
Other operating expense		294,751			273,655
Income before taxes		196,272			168,980
Federal and state income taxes		39,681			36,122
Net income		156,591			132,858
Net income attributable to non-controlling interests		81			12
Net income attributable to BOK Financial Corp. shareholders		$156,510			$132,846
Earnings Per Average Common Share Equivalent:
Basic		$2.32			$1.96
Diluted		$2.32			$1.96
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

(In thousands, except per share data)	Three Months Ended
	March 31, 2022
	Average Balance	Revenue / Expense	Yield / Rate
Assets
Interest-bearing cash and cash equivalents	$1,050,409	$473	0.18%
Trading securities	8,537,390	41,041	1.71%
Investment securities, net of allowance	195,198	2,475	5.07%
Available for sale securities	13,092,422	58,018	1.77%
Fair value option securities	75,539	491	2.81%
Restricted equity securities	164,484	1,107	2.69%
Residential mortgage loans held for sale	179,697	1,394	3.11%
Loans	20,463,662	180,073	3.57%
Allowance for loan losses	(254,191)
Loans, net of allowance	20,209,471	180,073	3.61%
Total earning assets	43,504,610	285,072	2.58%
Receivable on unsettled securities sales	375,616
Cash and other assets	6,680,848
Total assets	$50,561,074
Liabilities and equity
Interest-bearing deposits:
Transaction	$22,763,479	$5,343	0.10%
Savings	947,407	73	0.03%
Time	1,589,039	2,182	0.56%
Total interest-bearing deposits	25,299,925	7,598	0.12%
Funds purchased and repurchase agreements	2,004,466	4,698	0.95%
Other borrowings	1,148,440	1,090	0.38%
Subordinated debentures	131,228	1,302	4.02%
Total interest-bearing liabilities	28,584,059	14,688	0.21%
Non-interest bearing demand deposits	15,062,282
Due on unsettled securities purchases	519,097
Other liabilities	1,247,785
Total equity	5,147,851
Total liabilities and equity	$50,561,074
Tax-equivalent Net Interest Revenue		$270,384	2.37%
Tax-equivalent Net Interest Revenue to Earning Assets			2.44%
Less tax-equivalent adjustment		1,973
Net Interest Revenue		268,411
Provision for credit losses		—
Other operating revenue		87,856
Other operating expense		277,618
Income before taxes		78,649
Federal and state income taxes		16,197
Net income		62,452
Net income (loss) attributable to non-controlling interests		(36)
Net income attributable to BOK Financial Corp. shareholders		$62,488
Earnings Per Average Common Share Equivalent:
Basic		$0.91
Diluted		$0.91
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

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	June 30, 2022	Mar. 31, 2022

Interest revenue	$516,729	$451,606	$363,150	$294,247	$283,099
Interest expense	164,381	98,980	46,825	20,229	14,688
Net interest revenue	352,348	352,626	316,325	274,018	268,411
Provision for credit losses	16,000	15,000	15,000	—	—
Net interest revenue after provision for credit losses	336,348	337,626	301,325	274,018	268,411
Other operating revenue
Brokerage and trading revenue	52,396	63,008	61,006	44,043	(27,079)
Transaction card revenue	25,621	27,136	25,974	26,940	24,216
Fiduciary and asset management revenue	50,657	49,899	50,190	49,838	46,399
Deposit service charges and fees	25,968	26,429	28,703	28,500	27,004
Mortgage banking revenue	14,367	10,065	11,282	11,368	16,650
Other revenue	16,970	17,034	15,479	12,684	10,445
Total fees and commissions	185,979	193,571	192,634	173,373	97,635
Other gains (losses), net	2,251	8,427	979	(7,639)	(1,644)
Gain (loss) on derivatives, net	(1,344)	4,548	(17,009)	(13,569)	(46,981)
Loss on fair value option securities, net	(2,962)	(2,568)	(4,368)	(2,221)	(11,201)
Change in fair value of mortgage servicing rights	(6,059)	(2,904)	16,570	17,485	49,110
Gain (loss) on available for sale securities, net	—	(3,988)	892	1,188	937
Total other operating revenue	177,865	197,086	189,698	168,617	87,856
Other operating expense
Personnel	182,145	186,419	170,348	154,923	159,228
Business promotion	8,569	7,470	6,127	6,325	6,513
Charitable contributions to BOKF Foundation	—	2,500	—	—	—
Professional fees and services	13,048	18,365	14,089	12,475	11,413
Net occupancy and equipment	28,459	29,227	29,296	27,489	30,855
Insurance	7,315	4,677	4,306	4,728	4,283
Data processing and communications	44,802	43,048	41,743	41,280	39,836
Printing, postage and supplies	3,893	3,890	4,349	3,929	3,689
Amortization of intangible assets	3,391	3,736	3,943	4,049	3,964
Mortgage banking costs	5,782	9,016	9,504	9,437	7,877
Other expense	8,408	10,108	11,046	9,020	9,960
Total other operating expense	305,812	318,456	294,751	273,655	277,618
Net income before taxes	208,401	216,256	196,272	168,980	78,649
Federal and state income taxes	45,905	47,864	39,681	36,122	16,197
Net income	162,496	168,392	156,591	132,858	62,452
Net income (loss) attributable to non-controlling interests	128	(37)	81	12	(36)
Net income attributable to BOK Financial Corporation shareholders	$162,368	$168,429	$156,510	$132,846	$62,488

Earnings per share:
Basic	$2.43	$2.51	$2.32	$1.96	$0.91
Diluted	$2.43	$2.51	$2.32	$1.96	$0.91
Average shares used in computation:
Basic	66,331,775	66,627,955	67,003,199	67,453,748	67,812,400
Diluted	66,331,775	66,627,955	67,004,623	67,455,172	67,813,851

PART II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings at Note 6 to the Consolidated Financial Statements.

Item 1A. Risk Factors
There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, except as described below.

Recent events impacting the financial services industry could adversely affect BOK Financial's business.

Recent events affecting the financial services industry have generated significant market volatility among publicly traded bank holding companies with particular focus on regional banks. These events occurred following a period of rapidly rising interest rates, which resulted in unrealized losses in longer duration securities and loans held by banks as well as more competition for bank deposits. These recent events have, and may continue to, adversely impact the market price and volatility of the Company’s stock. Potentially adverse changes to laws or regulations governing banks and bank holding companies may occur, including but not limited to, increased regulatory scrutiny in the course of routine examinations or otherwise and new regulations directed towards banks of similar size, which could increase the costs of doing business. In addition, the cost of resolving the recent bank failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments, which could result in higher costs.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1 to January 31, 2023	109,194	$101.08	80,550	4,605,044
February 1 to February 28, 2023	140,769	$102.72	126,521	4,478,523
March 1 to March 31, 2023	240,000	$96.27	240,000	4,238,523
Total	489,963		447,071
1On November 1, 2022, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock. As of March 31, 2023, the Company had repurchased 761,477 shares under this plan. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations and other factors.
2The Company may repurchase mature shares from employees to cover the exercise price and taxes in connection with employee equity compensation.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date:        May 3, 2023

/s/ Martin E. Grunst
Martin E. Grunst
Executive Vice President and
Chief Financial Officer

/s/ Michael J. Rogers
Michael J. Rogers
Senior Vice President and
Chief Accounting Officer