Form 10-Q
period 2023-06-30
BOK FINANCIAL CORP
filed 2023-08-02
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File No. 001-37811

BOK FINANCIAL CORP
(Exact name of registrant as specified in its charter)

Oklahoma		73-1373454
(State or other jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

Bank of Oklahoma Tower
Boston Avenue at Second Street
Tulsa,	Oklahoma	74192
(Address of Principal Executive Offices)		(Zip Code)

(918) 588-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.00006 per share	BOKF	Nasdaq Stock Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 66,369,208 shares of common stock ($.00006 par value) as of June 30, 2023.

BOK Financial Corporation
Form 10-Q
Quarter Ended June 30, 2023

Management's Discussion and Analysis of Financial Condition and Results of Operations
Performance Summary

BOK Financial Corporation ("the Company") reported net income of $151.3 million or $2.27 per diluted share for the second quarter of 2023 compared to $162.4 million or $2.43 per diluted share for the first quarter of 2023. Pre-provision net revenue ("PPNR"), a non-GAAP measure, decreased $12.0 million to $212.3 million compared to the first quarter of 2023.

Highlights of the second quarter of 2023 compared to the first quarter of 2023 included:

•Net interest revenue totaled $322.3 million, a decrease of $30.1 million compared to the prior quarter. Net interest margin was 3.00 percent for the second quarter of 2023 compared to 3.45 percent for the prior quarter. Growth in low-spread trading assets drove a 9 basis point decline in net interest margin with deposit repricing activity primarily driving the remaining 36 basis point reduction.
•Fees and commissions revenue totaled $200.5 million, an increase of $14.5 million. Brokerage and trading revenue increased $12.6 million, largely driven by higher U.S. government agency mortgage-backed securities and related derivative contracts trading volumes, while fiduciary and asset management revenue grew $2.3 million.
•The net cost of the changes in fair value of mortgage servicing rights and related economic hedges was $1.2 million for the second quarter of 2023 compared to $10.5 million for the first quarter of 2023.
•Other operating expense totaled $318.7 million, an increase of $12.9 million. Personnel expense increased $8.5 million. Growth in regular compensation related to our annual merit increases and higher cash-based incentive compensation reflecting sales activity was partially offset by lower seasonal employee benefits costs. Non-personnel expense increased $4.4 million, led by higher seasonal mortgage banking costs.
•Period-end outstanding loan balances totaled $23.2 billion at June 30, 2023, growing $488 million over March 31, 2023, largely due to growth in commercial and commercial real estate loans secured by multifamily residential properties. Average loan balances increased $413 million to $22.9 billion.
•We recorded a $17.0 million provision for expected credit losses in the second quarter of 2023, primarily related to higher assumed commercial real estate vacancy rates during the forecast period and overall loan portfolio growth during the quarter. We recorded a $16.0 million provision for expected credit losses in the first quarter of 2023, as key economic factors in the base case, including projected West Texas Intermediate ("WTI") oil prices and commercial real estate vacancy rates, were less favorable to economic growth. The combined allowance for credit losses totaled $323 million or 1.39 percent of outstanding loans at June 30, 2023. The combined allowance for credit losses was $312 million or 1.37 percent of outstanding loans at March 31, 2023.
•Nonperforming assets not guaranteed by U.S. government agencies increased $6.4 million compared to March 31, 2023. Potential problem loans decreased $28 million while other loans especially mentioned fell $17 million. Net charge-offs were $6.7 million or 0.12 percent of average loans on an annualized basis for the second quarter of 2023. Net charge-offs were 0.10 percent of average loans over the last four quarters. Net charge-offs were $769 thousand or 0.01 percent of average loans on an annualized basis for the first quarter of 2023.
•Period-end deposits were $33.3 billion at June 30, 2023, a $714 million increase over March 31, 2023. Average deposits decreased $1.1 billion, including a $1.4 billion reduction in demand deposit balances and a $295 million increase in average interest-bearing deposits. The loan to deposit ratio was 70 percent at June 30, 2023, consistent with March 31, 2023.
•Assets under management or administration totaled $103.6 billion at June 30, 2023, growing $1.3 billion over March 31, 2023.
•The Company's tangible common equity ratio, a non-GAAP measure, was 7.79 percent at June 30, 2023 and 8.46 percent at March 31, 2023. The tangible common equity ratio is primarily based on total shareholders' equity, which includes unrealized gains and losses on available for sale securities. Adjusted for all securities portfolio losses, including the tax adjusted losses in the investment portfolio, the tangible common equity ratio would be 7.49 percent at June 30, 2023 and 8.22 percent at March 31, 2023.

•The common equity Tier 1 capital ratio at June 30, 2023 was 12.13 percent. Other regulatory capital ratios include the Tier 1 capital ratio at 12.13 percent, total capital ratio at 13.24 percent, and leverage ratio at 9.75 percent. At March 31, 2023, the common equity Tier 1 capital ratio was 12.19 percent, the Tier 1 capital ratio was 12.20 percent, total capital ratio was 13.21 percent, and leverage ratio was 9.94 percent.
•The Company repurchased 266,000 shares of common stock at an average price of $84.08 per share in the second quarter of 2023 and 447,071 shares at an average price of $98.64 in the first quarter of 2023. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.
•The Company paid a regular cash dividend of $35.9 million or $0.54 per common share during the second quarter of 2023. On August 1, 2023, the board of directors approved a quarterly cash dividend of $0.54 per common share payable on or about August 30, 2023 to shareholders of record as of August 15, 2023.
Highlights of the six months ended June 30, 2023 compared to the six months ended June 30, 2022 included:
•Tax-equivalent net interest revenue totaled $679.1 million for the six months ended June 30, 2023 and $546.4 million for the six months ended June 30, 2022. Net interest revenue increased $163.6 million from changes in interest rates and decreased $31.0 million from changes in earning assets. Net interest margin was 3.22 percent compared to 2.60 percent. In response to rising inflation, the Federal Reserve increased the federal funds rate 500 basis points since the beginning of 2022. The resulting impact on market interest rates increased net interest margin as our earning assets, led by our significant percentage of variable-rate commercial loans, repriced at a higher rate and faster pace than our interest-bearing liabilities. Loan yields increased 310 basis points and funding costs increased 261 basis points. Average earning assets increased $491 million to $41.8 billion with higher average loans and investment securities balances, partially offset by lower trading securities and available for sale securities balances. In the second quarter of 2022, we transferred $2.4 billion of U.S. government agency mortgage-backed securities from available for sale to the investment securities portfolio to limit the effect of future rate increases on the tangible common equity ratio. Other borrowed funds increased $4.8 billion while total interest-bearing deposits decreased $3.1 billion.
•Fees and commissions revenue totaled $386.5 million for the six months ended June 30, 2023, a $115.5 million increase over the six months ended June 30, 2022. Brokerage and trading revenue increased $100.4 million, primarily due to disruptions in the fixed income markets related to economic uncertainty in the first part of 2022. Fiduciary and asset management revenue increased $7.4 million, led by growth in mutual fund fees and Cavanal Hill fund fees. Other revenue increased $8.1 million, primarily related to higher margin interest fees.
•Total operating expense was $624.5 million for the six months ended June 30, 2023, an increase of $73.2 million compared to the six months ended June 30, 2022. Personnel expense increased $58.6 million. Regular compensation increased $19.5 million, largely related to annual merit increases and salary adjustments, while cash-based incentive compensation grew $16.1 million due to higher sales activity. Share-based compensation expense increased $7.1 million reflecting changes in assumptions of certain performance-based equity awards. Non-personnel expense increased $14.6 million to $251.7 million, largely related to higher data processing costs related to on-going technology projects and FDIC insurance costs following increased assessment rates in 2023.
•We recorded a $33.0 million provision for expected credit losses in the six months ended June 30, 2023, primarily due to key economic factors, including projected commercial real estate vacancy rates and projected West Texas Intermediate ("WTI") oil prices being less favorable to economic growth and growth in the loan portfolio. No provision for expected credit losses was necessary for the six months ended June 30, 2022.

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

Tax-equivalent net interest revenue totaled $324.5 million for the second quarter of 2023, compared to $354.6 million for the prior quarter. Compared to the first quarter of 2023, net interest revenue decreased $24.4 million from changes in interest rates and $5.8 million from changes in earning assets. Table 1 shows the effect on net interest revenue from changes in average balances and interest rates for various types of earning assets and interest-bearing liabilities.

Average earning assets increased $2.0 billion compared to the first quarter of 2023. The average balance of trading securities increased $1.2 billion due to favorable market opportunities. Average loan balances increased $413 million, largely due to growth in commercial and commercial real estate loans. The average balance of available for sale securities, which consists largely of residential and commercial mortgage-backed securities guaranteed by U.S. government agencies, increased $295 million. Average interest-bearing cash and cash equivalents grew $92 million.

Total average deposits declined by $1.1 billion compared to the first quarter of 2023, including a $1.4 billion decrease in demand deposits, partially offset by a $295 million increase in interest-bearing deposits. Funds purchased and repurchase agreements grew $1.9 billion while other borrowings increased $763 million.

Net interest margin was 3.00 percent compared to 3.45 percent in the first quarter of 2023. Growth in our trading assets drove a 9 basis point decline in net interest margin with deposit repricing activity primarily driving the remaining 36 basis point reduction. In recent prior quarters, the rapid pace of market interest rate increases grew net interest margin as our earning assets, led by our significant percentage of variable-rate loans, repriced at a higher rate and faster pace than our interest-bearing liabilities. In the past two quarters, deposit price competition and liability mix shift have driven compression in the net interest margin. The tax-equivalent yield on earning assets was 5.29 percent, an increase of 23 basis points. Loan yields grew 36 basis points to 7.03 percent. The available for sale securities portfolio yield increased 13 basis points to 3.00 percent. The yield on interest-bearing cash and cash equivalents increased 113 basis points to 5.41 percent.

Funding costs were 3.27 percent, an 84 basis point increase over the prior quarter. The cost of interest-bearing deposits increased 73 basis points to 2.56 percent. The cost of funds purchased and repurchase agreements increased 125 basis points to 4.58 percent while the cost of other borrowings increased 39 basis points to 5.12 percent. The benefit to net interest margin from assets funded by non-interest liabilities was 98 basis points, an increase of 16 basis points.

Our overall objective is to manage the Company's balance sheet for changes in interest rates as is further described in the Market Risk section of this report. Approximately 80 percent of our commercial and commercial real estate loan portfolios are either variable rate or fixed rate that will reprice within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that reprice more slowly than the loans. The result is a balance sheet that is asset sensitive, which means that assets generally reprice more quickly than the liabilities. One of the strategies that we use to manage toward a relative rate-neutral position is to purchase fixed rate residential mortgage-backed securities issued primarily by U.S. government agencies and fund them with market-rate-sensitive liabilities. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also may use derivative instruments to manage our interest rate risk.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

Table 1 – Volume/Rate Analysis
(In thousands)

	Three Months Ended June 30, 2023 / Mar. 31, 2023			Six Months Ended June 30, 2023 / 2022
		Change Due To1			Change Due To1
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$3,046	$1,145	$1,901	$13,848	$(3,779)	$17,627
Trading securities	13,809	13,991	(182)	17,905	(54,033)	71,938
Investment securities	(358)	(277)	(81)	11,616	21,608	(9,992)
Available for sale securities	5,737	1,795	3,942	67,061	(4,870)	71,931
Fair value option securities	(777)	(705)	(72)	6,081	4,155	1,926
Restricted equity securities	621	635	(14)	9,746	4,376	5,370
Residential mortgage loans held for sale	113	103	10	(882)	(2,159)	1,277
Loans	31,362	9,027	22,335	384,847	50,704	334,143
Total tax-equivalent interest revenue	53,553	25,714	27,839	510,222	16,002	494,220
Interest expense:
Transaction deposits	31,336	(1,011)	32,347	190,411	(20,606)	211,017
Savings deposits	242	(14)	256	589	(18)	607
Time deposits	9,814	3,930	5,884	19,480	2,446	17,034
Funds purchased and repurchase agreements	27,455	18,922	8,533	50,049	13,645	36,404
Other borrowings	14,728	9,669	5,059	115,528	51,496	64,032
Subordinated debentures	150	11	139	1,513	(2)	1,515
Total interest expense	83,725	31,507	52,218	377,570	46,961	330,609
Tax-equivalent net interest revenue	(30,172)	(5,793)	(24,379)	132,652	(30,959)	163,611
Change in tax-equivalent adjustment	(85)			472
Net interest revenue	$(30,087)			$132,180
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $209.0 million for the second quarter of 2023, an increase of $31.2 million compared to the first quarter of 2023.

Table 2 – Other Operating Revenue
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Six Months Ended		Increase (Decrease)	% Increase (Decrease)
	June 30, 2023	Mar. 31, 2023			June 30, 2023	June 30, 2022
Brokerage and trading revenue	$65,006	$52,396	$12,610	24%	$117,402	$16,964	$100,438	592%
Transaction card revenue	26,003	25,621	382	1%	51,624	51,156	468	1%
Fiduciary and asset management revenue	52,997	50,657	2,340	5%	103,654	96,237	7,417	8%
Deposit service charges and fees	27,100	25,968	1,132	4%	53,068	55,504	(2,436)	(4)%
Mortgage banking revenue	15,141	14,367	774	5%	29,508	28,018	1,490	5%
Other revenue	14,250	16,970	(2,720)	(16)%	31,220	23,129	8,091	35%
Total fees and commissions revenue	200,497	185,979	14,518	8%	386,476	271,008	115,468	43%
Other gains (losses), net	12,618	2,251	10,367	N/A	14,869	(9,283)	24,152	N/A
Loss on derivatives, net	(8,159)	(1,344)	(6,815)	N/A	(9,503)	(60,550)	51,047	N/A
Loss on fair value option securities, net	(2,158)	(2,962)	804	N/A	(5,120)	(13,422)	8,302	N/A
Change in fair value of mortgage servicing rights	9,261	(6,059)	15,320	N/A	3,202	66,595	(63,393)	N/A
Gain (loss) on available for sale securities, net	(3,010)	—	(3,010)	N/A	(3,010)	2,125	(5,135)	N/A
Total other operating revenue	$209,049	$177,865	$31,184	18%	$386,914	$256,473	$130,441	51%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 38 percent of total revenue for the second quarter of 2023, excluding provision for credit losses and gains and losses on other assets, securities and derivatives and the change in the fair value of mortgage servicing rights. We believe that a variety of fee revenue sources provides diversification to changes resulting from market or economic conditions such as interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. Many of the economic factors, such as rising interest rates, that we expect will result in growth in net interest revenue or fiduciary and asset management revenue may also affect mortgage banking production volumes and related trading. The velocity of changes in market conditions and interest rates may result in timing differences between when offsetting impacts and benefits are realized. Generally, for operating revenues not as directly related to movement in interest rates, we expect growth to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and Trading Revenue

Brokerage and trading revenue, which includes revenues from trading, customer hedging, retail brokerage and investment banking, increased $12.6 million or 24 percent compared to the first quarter of 2023.

Trading revenue includes net realized and unrealized gains and losses primarily related to residential mortgage-backed securities guaranteed by U.S. government agencies and related derivative instruments that enable our mortgage banking customers to manage their production risk. Trading revenue also includes net realized and unrealized gains and losses on municipal securities and other financial instruments that we sell to institutional customers, along with changes in the fair value of financial instruments we hold as economic hedges against market risk of our trading securities. Trading revenue was $36.9 million, a $9.3 million increase over the prior quarter, largely due to a higher volume of U.S. agency residential mortgage-backed securities and related derivative contracts trading volumes.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Risk Management Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue totaled $13.6 million, an increase of $5.3 million, driven by energy customer activity. Customer hedging revenue includes credit valuation adjustments of the fair value of derivatives to reflect the risk of counterparty default.

Investment banking, which includes fees earned upon completion of underwriting, financial advisory services and loan syndication fees, totaled $8.3 million for the second quarter of 2023, a decrease of $1.0 million compared to the first quarter of 2023, primarily related to the timing and volume of transactions. A reduction in syndication activity was partially offset by higher underwriting fees.
Transaction Card Revenue

Transaction card revenue includes revenues from processing transactions on behalf of members of our TransFund electronic fund transfer network, merchant services fees paid by customers for account management and electronic processing of card transactions and interchange fees from our corporate card program. Transaction card revenue totaled $26.0 million for the second quarter of 2023, relatively consistent with the prior quarter.
Fiduciary and Asset Management Revenue

Fiduciary and asset management revenue is earned through managing or holding of assets for customers and executing transactions or providing related services. Fiduciary and asset management revenue is largely based on the fair value of assets. Rates applied to asset values vary based on the nature of the relationship. Fiduciary relationships and managed asset relationships generally have higher fee rates than non-fiduciary and/or managed relationships. Fiduciary and asset management revenue grew $2.3 million over the first quarter of 2023, led by higher seasonal tax preparation fee income.

A distribution of assets under management or administration and related fiduciary and asset management revenue follows:

Table 3 – Assets Under Management or Administration
(Dollars in thousands)

	Three Months Ended
	June 30, 2023			March 31, 2023
	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]
Managed fiduciary assets:
Personal	$10,687,370	$26,741	1.00%	$10,609,920	$24,839	0.94%
Institutional	18,705,828	9,103	0.19%	18,683,598	9,223	0.20%
Total managed fiduciary assets	29,393,198	35,844	0.49%	29,293,518	34,062	0.47%

Non-managed assets:
Fiduciary	28,480,670	14,300	0.20%	28,164,407	13,785	0.20%
Non-fiduciary	20,910,245	2,853	0.05%	19,830,593	2,810	0.06%
Safekeeping and brokerage assets under administration	24,834,827	—	—%	25,021,601	—	—%
Total non-managed assets	74,225,742	17,153	0.09%	73,016,601	16,595	0.09%

Total assets under management or administration	$103,618,940	$52,997	0.20%	$102,310,119	$50,657	0.20%

	Six Months Ended
	June 30, 2023			June 30, 2022
	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]
Managed fiduciary assets:
Personal	$10,687,370	$51,580	0.97%	$10,403,398	$55,720	1.07%
Institutional	18,705,828	18,326	0.20%	16,895,773	17,208	0.20%
Total managed fiduciary assets	29,393,198	69,906	0.48%	27,299,171	72,928	0.53%

Non-managed assets:
Fiduciary	28,480,670	28,085	0.20%	28,673,413	17,791	0.12%
Non-fiduciary	20,910,245	5,663	0.05%	18,582,670	5,518	0.06%
Safekeeping and brokerage assets under administration	24,834,827	—	—%	21,426,035	—	—%
Total non-managed assets	74,225,742	33,748	0.09%	68,682,118	23,309	0.07%

Total assets under management or administration	$103,618,940	$103,654	0.20%	$95,981,289	$96,237	0.20%

1 Assets under management or administration balance excludes certain assets under custody held by a sub-custodian where minimal revenue is recognized. $19 billion, $18 billion, and $22 billion of such assets are excluded from assets under management or administration for the three months ended June 30, 2023, March 31, 2023, and June 30, 2022, respectively.
2    Fiduciary and asset management revenue includes asset-based and other fees associated with the assets.
3    Annualized revenue divided by period-end balance.

A summary of changes in assets under management or administration for the three and six months ended June 30, 2023 and 2022 follows:

Table 4 – Changes in Assets Under Management or Administration
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$102,310,119	$101,081,355	$99,735,040	$104,917,721
Net inflows (outflows)	(288,434)	(508,292)	(805,352)	(2,282,348)
Net change in fair value	1,597,255	(4,591,774)	4,689,252	(6,654,084)
Ending balance	$103,618,940	$95,981,289	$103,618,940	$95,981,289

Assets under management as of June 30, 2023 consist of 43 percent fixed income, 33 percent equities, 15 percent cash, and 9 percent alternative investments.
Deposit Service Charges

Deposit service charges and fees increased $1.1 million over the first quarter of 2023, primarily due to commercial customers holding lower compensating non-interest deposit balances to cover fees. Overdraft and non-sufficient funds fees earned primarily on consumer deposit accounts totaled $5.1 million, largely unchanged compared to the prior quarter.

Mortgage Banking Revenue

Mortgage banking revenue was relatively consistent with the first quarter of 2023. Mortgage production volume increased $33 million to $198 million. Production revenue as a percentage of production volume, which includes unrealized gains and losses on our mortgage commitment pipeline and related hedges, increased 24 basis points to (0.14) percent.

Table 5 – Mortgage Banking Revenue
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)		% Increase (Decrease)	Six Months Ended		Increase (Decrease)		% Increase (Decrease)
	June 30, 2023	Mar. 31, 2023				June 30, 2023	June 30, 2022
Mortgage production revenue	$(284)	$(633)	$349		55%	$(917)	$4,551	$(5,468)		(120)%

Mortgage loans funded for sale	$214,785	$138,624				$353,409	$779,103
Add: Current period end outstanding commitments	55,031	71,693				55,031	106,004
Less: Prior period end outstanding commitments	71,693	45,492				45,492	171,412
Total mortgage production volume	$198,123	$164,825	$33,298		20%	$362,948	$713,695	$(350,747)		(49)%

Mortgage loan refinances to mortgage loans funded for sale	8%	9%	(100)	bps		—%	32%	(3,200)	bps
Realized margin on funded mortgage loans	(0.14)%	(1.25)%	111	bps		(0.57)%	1.29%	(186)	bps
Production revenue as a percentage of production volume	(0.14)%	(0.38)%	24	bps		(0.25)%	0.64%	(89)	bps
Primary mortgage interest rates:
Average	6.56%	6.33%	23	bps		6.45%	4.54%	191	bps
Period end	6.70%	6.24%	46	bps		6.70%	5.70%	100	bps

Mortgage servicing revenue	$15,425	$15,000	$425		3%	$30,425	$23,467	$6,958		30%
Average outstanding principal balance of mortgage loans serviced for others	20,807,044	21,121,319	(314,275)		(1)%	20,964,181	16,745,962	$4,218,219		25%

Average mortgage servicing revenue rates	0.30%	0.29%	1	bp		0.29%	0.28%	1	bp
Primary rates disclosed in Table 5 above represent rates generally available to borrowers on 30 year conforming mortgage loans.
Net gains on other assets, securities and derivatives

Net gains on other assets were $12.6 million for the second quarter of 2023 compared to net gains of $2.3 million in the first quarter of 2023. The current quarter included a gain on alternative investments of $8.1 million, largely attributable to merchant banking activity. Changes in fair value related to deferred compensation investments increased $2.7 million. We also recognized a $3.0 million loss on the sale of available for sale securities in the second quarter to improve the overall economics of the portfolio going forward.

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

Table 6 – Gain (Loss) on Mortgage Servicing Rights
(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2023	Mar. 31, 2023	June 30, 2023	June 30, 2022
Loss on mortgage hedge derivative contracts, net	$(8,099)	$(1,711)	$(9,810)	$(60,333)
Loss on fair value option securities, net	(2,158)	(2,962)	(5,120)	(13,422)
Gain (loss) on economic hedge of mortgage servicing rights, net	(10,257)	(4,673)	(14,930)	(73,755)
Gain (loss) on change in fair value of mortgage servicing rights	9,261	(6,059)	3,202	66,595
Loss on changes in fair value of mortgage servicing rights, net of economic hedges included in other operating revenue	(996)	(10,732)	(11,728)	(7,160)
Net interest revenue (expense) on fair value option securities[1]	(232)	187	(45)	658
Total economic benefit (cost) of changes in the fair value of mortgage servicing rights, net of economic hedges	$(1,228)	$(10,545)	$(11,773)	$(6,502)
1    Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Other Operating Expense

Other operating expense for the second quarter of 2023 totaled $318.7 million, an increase of $12.9 million compared to the first quarter of 2023. Our efficiency ratio1 was 58.75% for the second quarter of 2023, compared to 56.79% in the prior quarter.

Table 7 – Other Operating Expense
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Six Months Ended		Increase (Decrease)	% Increase (Decrease)
	June 30, 2023	Mar. 31, 2023			June 30, 2023	June 30, 2022
Regular compensation	$109,197	$105,118	$4,079	4%	$214,315	$194,796	$19,519	10%
Incentive compensation:
Cash-based	48,331	41,735	6,596	16%	90,066	73,924	16,142	22%
Share-based	4,566	5,257	(691)	(13)%	9,823	2,714	7,109	262%
Deferred compensation	2,685	1,710	975	N/A	4,395	(9,094)	13,489	N/A
Total incentive compensation	55,582	48,702	6,880	14%	104,284	67,544	36,740	54%
Employee benefits	25,873	28,325	(2,452)	(9)%	54,198	51,811	2,387	5%
Total personnel expense	190,652	182,145	8,507	5%	372,797	314,151	58,646	19%
Business promotion	7,640	8,569	(929)	(11)%	16,209	12,838	3,371	26%
Charitable contributions to BOKF Foundation	1,142	—	1,142	N/A	1,142	—	1,142	N/A
Professional fees and services	12,777	13,048	(271)	(2)%	25,825	23,888	1,937	8%
Net occupancy and equipment	30,105	28,459	1,646	6%	58,564	58,344	220	—%
Insurance	6,974	7,315	(341)	(5)%	14,289	9,011	5,278	59%
Data processing and communications	45,307	44,802	505	1%	90,109	81,116	8,993	11%
Printing, postage and supplies	3,728	3,893	(165)	(4)%	7,621	7,618	3	—%
Amortization of intangible assets	3,474	3,391	83	2%	6,865	8,013	(1,148)	(14)%
Mortgage banking costs	8,300	5,782	2,518	44%	14,082	17,314	(3,232)	(19)%
Other expense	8,574	8,408	166	2%	16,982	18,980	(1,998)	(11)%
Total other operating expense	$318,673	$305,812	$12,861	4%	$624,485	$551,273	$73,212	13%

Average number of employees (full-time equivalent)	4,875	4,796	79	2%	4,819	4,735	84	2%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense
Personnel expense increased $8.5 million compared to the first quarter of 2023. Cash-based incentive compensation increased $6.6 million, driven by sales activities. Regular compensation increased $4.1 million, representing the full quarter impact of our annual merit increases in March. Employee benefits expense decreased $2.5 million, primarily due to a seasonal decrease in payroll taxes, partially offset by higher healthcare costs.
Non-personnel operating expense
Non-personnel expense totaled $128.0 million for the second quarter of 2023, an increase of $4.4 million compared to the first quarter of 2023. Mortgage banking costs increased $2.5 million, largely from higher seasonal prepayments. Occupancy and equipment costs grew $1.6 million, primarily due to seasonal increases in general building operating costs. The second quarter of 2023 also included a $1.1 million charitable donation to the BOKF Foundation.
1    See Explanation and Reconciliation of Non-GAAP Measures following.

Income Taxes

The effective tax rate was 22.5 percent for the second quarter of 2023 and 22.0 percent for the first quarter of 2023. The effective rate for the six months ended June 30, 2023 and June 30, 2022 were 22.3 percent and 21.1 percent, respectively, increasing primarily due to higher forecasted and actual pre-tax income.
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

The value of funds provided by the operating lines of business to the Funds Management unit is also based on rates that approximate wholesale market rates for funds with similar repricing and cash flow characteristics. Market rates are generally based on a proxy of wholesale borrowing rates or interest rate swap rates. The funds credit formula applied to deposit products with indeterminate maturities is established based on their repricing characteristics reflected in a combination of the short-term wholesale funding rate and a moving average of an intermediate term swap rate, with an appropriate spread applied to both. Shorter duration products are weighted towards the short term wholesale funding rates and longer duration products are weighted towards the intermediate swap rates. The expected duration ranges from 30 days for certain rate-sensitive deposits to five years. For indeterminate-maturity deposits, annual adjustments are made to the funds credit formula each January that attribute more or less deposit credit value to the business lines dependent upon historical and forward-looking interest rate expectations, which are then held constant throughout the remainder of the year. After several years of decreased funding credits provided to business lines from a sustained low interest rate environment, increases in short-term and long-term rates in response to the Federal Reserve's actions to control inflation caused a commensurate increase in funding credits to business lines in the first quarter of 2023, with the offset to Funds Management and other.

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

As shown in Table 8, net income attributable to our lines of business increased $7.4 million compared to the first quarter of 2023. Net interest revenue decreased $7.8 million, primarily due to a decline in deposit balances. Net charge-offs increased $5.8 million to $7.1 million in the second quarter of 2023. Other operating revenue increased $27.8 million. Brokerage and trading revenue increased $13.4 million, with a $9.3 million increase in trading revenue, largely due to a higher volume of U.S. agency residential mortgage-backed securities trading activity. Customer hedging revenue grew $6.1 million, primarily driven by energy customer activity. The second quarter of 2023 included a gain on alternative investments of $8.1 million resulting from merchant banking activities. Fiduciary and asset management revenue increased $2.3 million, largely due to seasonal tax preparation fees. Operating expense increased $9.3 million over the first quarter of 2023. Personnel expense increased $7.2 million due to a combination of higher incentive compensation costs reflecting sales activity and growth in regular compensation related to our annual merit increases. Non-personnel expense increased $2.2 million, led by higher mortgage banking costs. The decrease in net income attributed to Funds Management and other is largely due to adjustments made that attribute more deposit credit value to the business lines, with the offset to Funds Management and other.

Table 8 – Net Income by Line of Business
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Six Months Ended		Increase (Decrease)	% Increase (Decrease)
	June 30, 2023	Mar. 31, 2023			June 30, 2023	June 30, 2022
Commercial Banking	$170,179	$177,306	$(7,127)	(4)%	$347,485	$187,644	$159,841	85%
Consumer Banking	60,332	50,683	9,649	19%	111,015	(6,078)	117,093	(1,927)%
Wealth Management	57,317	52,447	4,870	9%	109,764	22,766	86,998	382%
Subtotal	287,828	280,436	7,392	3%	568,264	204,332	363,932	178%
Funds Management and other	(136,520)	(118,068)	(18,452)	N/A	(254,588)	(8,998)	(245,590)	N/A
Total	$151,308	$162,368	$(11,060)	(7)%	$313,676	$195,334	$118,342	61%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Commercial Banking

Commercial Banking contributed $170.2 million to consolidated net income in the second quarter of 2023, a decrease of $7.1 million or 4 percent compared to the first quarter of 2023.

Table 9 – Commercial Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Six Months Ended		Increase (Decrease)	% Increase (Decrease)
	June 30, 2023	Mar. 31, 2023			June 30, 2023	June 30, 2022
Net interest revenue from external sources	$299,712	$288,258	$11,454	4%	$587,970	$320,585	$267,385	83%
Net interest expense from internal sources	(39,613)	(21,101)	(18,512)	(88)%	(60,714)	(17,031)	(43,683)	(256)%
Total net interest revenue	260,099	267,157	(7,058)	(3)%	527,256	303,554	223,702	74%
Net loans charged off	6,000	76	5,924	7,795%	6,076	3,841	2,235	58%
Net interest revenue after net loans charged off	254,099	267,081	(12,982)	(5)%	521,180	299,713	221,467	74%

Fees and commissions revenue	59,704	55,835	3,869	7%	115,539	116,845	(1,306)	(1)%
Other gains, net	9,124	1,010	8,114	803%	10,134	2,270	7,864	346%
Other operating revenue	68,828	56,845	11,983	21%	125,673	119,115	6,558	6%

Personnel expense	46,055	42,747	3,308	8%	88,802	80,629	8,173	10%
Non-personnel expense	31,424	30,387	1,037	3%	61,811	53,892	7,919	15%
Other operating expense	77,479	73,134	4,345	6%	150,613	134,521	16,092	12%

Net direct contribution	245,448	250,792	(5,344)	(2)%	496,240	284,307	211,933	75%
Gain (loss) on financial instruments, net	231	(58)	289	(498)%	173	(143)	316	(221)%
Gain on repossessed assets, net	408	859	(451)	(53)%	1,267	(2,722)	3,989	(147)%
Corporate expense allocations	21,404	17,718	3,686	21%	39,122	32,847	6,275	19%
Income before taxes	224,683	233,875	(9,192)	(4)%	458,558	248,595	209,963	84%
Federal and state income tax	54,504	56,569	(2,065)	(4)%	111,073	60,951	50,122	82%
Net income	$170,179	$177,306	$(7,127)	(4)%	$347,485	$187,644	$159,841	85%

Average assets	$28,170,869	$28,162,934	$7,935	—%	$28,166,923	$29,545,278	$(1,378,355)	(5)%
Average loans	19,158,984	18,750,426	408,558	2%	18,955,834	17,018,404	1,937,430	11%
Average deposits	14,822,093	15,861,285	(1,039,192)	(7)%	15,338,818	19,262,686	(3,923,868)	(20)%
Average invested capital	2,174,335	2,133,459	40,876	2%	2,146,562	2,012,227	134,335	7%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Net interest revenue decreased $7.1 million or 3 percent compared to the first quarter of 2023, primarily due to a decline in demand deposit balances. Net loans charged-off increased $5.9 million to $6.0 million in the second quarter of 2023.

Fees and commissions revenue increased $3.9 million or 7 percent, largely due to growth in customer hedging revenue primarily driven by energy customer activity. Operating expense increased $4.3 million or 6 percent compared to the first quarter of 2023, largely due to increased incentive compensation expense and growth in regular compensation expense related to annual merit increases. Corporate expense allocations increased $3.7 million or 21 percent over the prior quarter. The second quarter of 2023 also included a gain on alternative investments of $8.1 million resulting from merchant banking activities.

Average outstanding balance of loans attributed to Commercial Banking increased $409 million or 2 percent over the first quarter of 2023 to $19.2 billion. See the Loans section of Management's Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans, which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking were $14.8 billion for the second quarter of 2023, a $1.0 billion decrease compared to the first quarter of 2023. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of changes.

Consumer Banking

Consumer Banking provides retail banking services through four primary distribution channels: traditional branches, the 24-hour ExpressBank call center, Internet banking and mobile banking. Consumer Banking also conducts mortgage banking activities through offices located outside of our Consumer Banking markets.

Consumer Banking contributed $60.3 million to consolidated net income for the second quarter of 2023, an increase of $9.6 million or 19 percent over the prior quarter. The net cost of changes in the fair value of mortgage servicing rights and related economic hedges was $1.2 million compared to $10.5 million for the first quarter of 2023.

Table 10 – Consumer Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Six Months Ended		Increase (Decrease)	% Increase (Decrease)
	June 30, 2023	Mar. 31, 2023			June 30, 2023	June 30, 2022
Net interest revenue from external sources	$17,828	$21,146	$(3,318)	(16)%	$38,974	$33,699	$5,275	16%
Net interest revenue from internal sources	95,563	88,235	7,328	8%	183,798	27,294	156,504	573%
Total net interest revenue	113,391	109,381	4,010	4%	222,772	60,993	161,779	265%
Net loans charged off	1,129	1,184	(55)	(5)%	2,313	2,308	5	—%
Net interest revenue after net loans charged off	112,262	108,197	4,065	4%	220,459	58,685	161,774	276%

Fees and commissions revenue	32,361	30,581	1,780	6%	62,942	64,078	(1,136)	(2)%
Other gains (losses), net	(84)	29	(113)	(390)%	(55)	(28)	(27)	96%
Other operating revenue	32,277	30,610	1,667	5%	62,887	64,050	(1,163)	(2)%

Personnel expense	22,468	21,362	1,106	5%	43,830	42,494	1,336	3%
Non-personnel expense	29,872	28,836	1,036	4%	58,708	58,955	(247)	—%
Total other operating expense	52,340	50,198	2,142	4%	102,538	101,449	1,089	1%

Net direct contribution	92,199	88,609	3,590	4%	180,808	21,286	159,522	749%
Loss on financial instruments, net	(10,257)	(4,673)	(5,584)	119%	(14,930)	(73,755)	58,825	(80)%
Change in fair value of mortgage servicing rights	9,261	(6,059)	15,320	(253)%	3,202	66,595	(63,393)	(95)%
Gain on repossessed assets, net	—	14	(14)	(100)%	14	138	(124)	(90)%
Corporate expense allocations	12,318	11,622	696	6%	23,940	22,200	1,740	8%
Income (loss) before taxes	78,885	66,269	12,616	19%	145,154	(7,936)	153,090	(1,929)%
Federal and state income tax	18,553	15,586	2,967	19%	34,139	(1,858)	35,997	(1,937)%
Net income (loss)	$60,332	$50,683	$9,649	19%	$111,015	$(6,078)	$117,093	(1,927)%

Average assets	$9,597,723	$9,934,511	$(336,788)	(3)%	$9,765,186	$10,306,218	$(541,032)	(5)%
Average loans	1,762,568	1,747,237	15,331	1%	1,754,945	1,671,081	83,864	5%
Average deposits	7,986,674	8,248,541	(261,867)	(3)%	8,116,885	8,811,904	(695,019)	(8)%
Average invested capital	279,257	261,485	17,772	7%	268,143	248,044	20,099	8%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Net interest revenue from Consumer Banking activities increased $4.0 million or 4 percent compared to the first quarter of 2023, largely due to an increase in the spread on deposits, partially offset by a decline in deposit balances.

Operating revenue increased $1.7 million or 5 percent, largely due to increased mortgage banking revenue. Mortgage production volume increased $33.3 million to $198.1 million. Operating expense increased $2.1 million or 4 percent. Higher seasonal prepayments led to a $2.5 million increase in mortgage banking costs. Corporate expense allocations were relatively consistent with the first quarter of 2023.

Average loans increased $15.3 million or 1 percent to $1.8 billion over the previous quarter. Average deposits attributed to the Consumer Banking segment decreased $262 million or 3 percent to $8.0 billion compared to the first quarter of 2023.

Wealth Management

Wealth Management contributed $57.3 million to consolidated net income in the second quarter of 2023, an increase of $4.9 million or 9 percent over the first quarter of 2023.

Table 11 – Wealth Management
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Six Months Ended		Increase (Decrease)	% Increase (Decrease)
	June 30, 2023	Mar. 31, 2023			June 30, 2023	June 30, 2022
Net interest revenue from external sources	$4,415	$20,940	$(16,525)	(79)%	$25,355	$95,643	$(70,288)	(73)%
Net interest revenue (expense) from internal sources	44,937	33,166	11,771	35%	78,103	(2,130)	80,233	3,767%
Total net interest revenue	49,352	54,106	(4,754)	(9)%	103,458	93,513	9,945	11%
Net loans recovered	(45)	(24)	(21)	(88)%	(69)	(131)	62	47%
Net interest revenue after net loans recovered	49,397	54,130	(4,733)	(9)%	103,527	93,644	9,883	11%

Fees and commissions revenue	123,050	108,911	14,139	13%	231,961	111,794	120,167	107%
Other losses, net	(7)	—	(7)	N/A	(7)	(15)	8	(53)%
Other operating revenue	123,043	108,911	14,132	13%	231,954	111,779	120,175	108%

Personnel expense	62,263	59,524	2,739	5%	121,787	107,737	14,050	13%
Non-personnel expense	22,596	22,515	81	—%	45,111	43,275	1,836	4%
Other operating expense	84,859	82,039	2,820	3%	166,898	151,012	15,886	11%

Net direct contribution	87,581	81,002	6,579	8%	168,583	54,411	114,172	210%
Corporate expense allocations	12,574	12,360	214	2%	24,934	24,575	359	1%
Income before taxes	75,007	68,642	6,365	9%	143,649	29,836	113,813	381%
Federal and state income tax	17,690	16,195	1,495	9%	33,885	7,070	26,815	379%
Net income	$57,317	$52,447	$4,870	9%	$109,764	$22,766	$86,998	382%

Average assets	$12,949,258	$11,663,096	$1,286,162	11%	$12,309,730	$19,101,045	$(6,791,315)	(36)%
Average loans	2,230,906	2,201,622	29,284	1%	2,216,345	2,138,383	77,962	4%
Average deposits	7,544,143	7,432,413	111,730	2%	7,488,587	9,047,915	(1,559,328)	(17)%
Average invested capital	333,902	290,369	43,533	15%	304,200	279,992	24,208	9%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Combined net interest revenue and fee revenue increased $9.4 million or 6 percent over the first quarter of 2023, primarily due to an increase of $5.1 million in total revenue from institutional trading activities from higher U.S. agency residential mortgage-backed securities trading volumes. Fiduciary and asset management revenue increased $2.3 million, largely due to seasonal tax preparation fee income. Other revenue increased $4.5 million. Operating expense increased $2.8 million or 3 percent due to increased cash-based incentive compensation, driven by higher trading activities, combined with increased regular compensation related to annual merit increases. Corporate expense allocations were consistent with the previous quarter.

Average outstanding loans attributed to the Wealth Management segment increased $29.3 million or 1 percent over the prior quarter. Average Wealth Management deposits increased $112 million or 2 percent to $7.5 billion. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of the changes.
Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the Consolidated Financial Statements for the composition of the securities portfolio as of June 30, 2023 and December 31, 2022.

We hold an inventory of trading securities in support of sales to a variety of customers, including banks, corporations, insurance companies, money managers and others. Trading securities increased $3.1 billion to $5.4 billion during the second quarter of 2023 due to favorable market conditions and opportunities. As discussed in the Market Risk section of this report, trading activities involve risk of loss from adverse price movement. We mitigate this risk within board-approved limits through the use of derivative contracts, short-sales and other techniques.

At June 30, 2023, the carrying value of investment (held-to-maturity) securities was $2.4 billion, including a $465 thousand allowance for expected credit losses, compared to $2.4 billion at March 31, 2023 with a $497 thousand allowance for expected credit losses. The fair value of investment securities was $2.2 billion at June 30, 2023, a $122 million decrease compared to the prior quarter. Investment securities consist primarily of residential mortgage-backed securities issued by U.S. government agencies, intermediate and long-term, fixed rate Oklahoma and Texas municipal bonds, and taxable Texas school construction bonds.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders' equity. The amortized cost of available for sale securities totaled $12.8 billion at June 30, 2023, a $158 million increase compared to March 31, 2023. At June 30, 2023, the available for sale securities portfolio consisted primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Both residential and commercial mortgage-backed securities have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or contraction in the form of more rapid prepayments during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined residential mortgage-backed securities portfolio held in investment and available for sale securities at June 30, 2023 is 3.5 years, consistent with the same measure as of March 31, 2023. Management estimates the duration extends to 3.9 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 2.9 years assuming a 200 basis point decline in the current rate environment. The duration of the total investment portfolio is 3.3 years, extends to 3.5 years in an upward shock of 200 basis points, and contracts to 3.0 years in a down 200 basis point shock scenario. Management also regularly monitors the impact of interest rate risk on the available for sale securities portfolio on our tangible equity ratio under various shock scenarios.

Bank-Owned Life Insurance

We have approximately $411 million of bank-owned life insurance at June 30, 2023. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $316 million is held in separate accounts and $95 million represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio's investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. As of June 30, 2023, the fair value of investments held in separate accounts covered by the stable value wrap was approximately $287 million. Since the underlying fair value of the investments held in separate accounts at June 30, 2023 was below the net book value of the investments, $27 million of cash surrender value was supported by the stable value wrap. The remaining $2 million of fair value held in separate accounts is not supported by the stable value wrap. Future rate increases may cause write-downs in the short-term. The stable value wrap is provided by an investment grade financial institution.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $23.2 billion at June 30, 2023, growing $488 million over March 31, 2023, driven by growth in commercial loans, commercial real estate loans and loans to individuals.

Table 12 – Loans
(In thousands)

	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022
Commercial:
Healthcare	$3,991,387	$3,899,341	$3,845,017	$3,826,623	$3,696,963
Services	3,585,169	3,563,702	3,431,521	3,280,925	3,421,493
Energy	3,508,752	3,398,057	3,424,790	3,371,588	3,393,072
General business	3,449,208	3,356,249	3,511,171	3,148,783	3,110,309
Total commercial	14,534,516	14,217,349	14,212,499	13,627,919	13,621,837

Commercial real estate:
Multifamily	1,502,971	1,363,881	1,212,883	1,126,700	878,565
Industrial	1,349,709	1,309,435	1,221,501	1,103,905	953,626
Office	1,005,660	1,045,700	1,053,331	1,086,615	1,100,115
Retail	617,886	618,264	620,518	635,021	637,304
Residential construction and land development	106,370	102,828	95,684	91,690	111,575
Other commercial real estate	388,205	375,208	402,860	429,980	424,963
Total commercial real estate	4,970,801	4,815,316	4,606,777	4,473,911	4,106,148

Loans to individuals:
Residential mortgage	1,993,690	1,926,027	1,890,784	1,851,836	1,784,729
Residential mortgage guaranteed by U.S. government agencies	186,170	224,753	245,940	262,466	293,838
Personal	1,552,482	1,566,608	1,601,150	1,574,325	1,484,596
Total loans to individuals	3,732,342	3,717,388	3,737,874	3,688,627	3,563,163

Total	$23,237,659	$22,750,053	$22,557,150	$21,790,457	$21,291,148

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

Commercial loans totaled $14.5 billion or 63 percent of the loan portfolio at June 30, 2023, a $317 million increase over March 31, 2023 with growth in all commercial loan categories.

Approximately 71 percent of loans in this segment are located within our geographic footprint based on collateral location. Loans for which the collateral location is less relevant, such as unsecured loans and reserve-based energy loans are categorized by the borrower's primary operating location. The largest concentration of loans in this segment outside of our footprint is California, totaling 5 percent of the segment.

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

Outstanding energy loans totaled $3.5 billion or 15 percent of total loans at June 30, 2023, a $111 million increase compared to March 31, 2023. Approximately $2.7 billion of energy loans were to oil and gas producers, a $12 million decrease compared to March 31, 2023. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. Approximately 67 percent of the committed production loans are secured by properties primarily producing oil, and 33 percent of the committed production loans are secured by properties primarily producing natural gas.

Loans to midstream oil and gas companies totaled $576 million at June 30, 2023, a $57 million increase compared to March 31, 2023. Loans to borrowers that provide services to the energy industry totaled $119 million at June 30, 2023, a decrease of $7.0 million. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales, totaled $139 million, a $73 million increase over the prior quarter.

Unfunded energy loan commitments were $4.3 billion at June 30, 2023, growing $224 million over March 31, 2023.

The healthcare sector of the loan portfolio totaled $4.0 billion or 17 percent of total loans. Healthcare loans increased $92 million over March 31, 2023, primarily due to growth in loans to senior housing facilities and other medical practices. This was partially offset by a decrease in loans to hospital systems compared to the prior quarter. Healthcare sector loans consist primarily of loans for the development and operation of senior housing and care facilities including independent living, assisted living and skilled nursing. Generally we loan to borrowers with a portfolio of multiple facilities that serves to help diversify risks specific to a single facility.
The services sector of the loan portfolio totaled $3.6 billion or 15 percent of total loans, a $21 million increase compared to the prior quarter. Service sector loans consist of a large number of loans to a variety of businesses including Native American tribal and state and local governments, Native American tribal casino operations, foundations and not-for-profit organizations, educational services and specialty trade contractors. Approximately $1.7 billion of the services category is made up of loans with individual balances of less than $10 million. Services sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer's business.

General business loans totaled $3.4 billion or 15 percent of total loans, an increase of $93 million compared to the prior quarter. General business loans consist of $2.0 billion of wholesale/retail loans and $1.4 billion of loans from other commercial industries.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of $100 million or more and with three or more non-affiliated banks as participants. At June 30, 2023, the outstanding principal balance of these loans totaled $5.6 billion, including $2.6 billion of energy loans. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 22 percent of our shared national credits, based on dollars committed. We hold shared national credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management's quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

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

The outstanding balance of commercial real estate loans grew by $155 million over March 31, 2023 to $5.0 billion or 21 percent of total loans at June 30, 2023. Multifamily residential loans increased $139 million to $1.5 billion, loans secured by industrial facilities grew by $40 million to $1.3 billion and other real estate loans increased by $13 million at June 30, 2023. This growth was partially offset by a $40 million decrease in loans secured by office facilities.

Approximately 67 percent of loans in this segment are in our geographic footprint based on collateral location. The largest concentration of loans in this segment outside our footprint is Utah, totaling 9 percent of the segment. All other states represent less than 5 percent individually.

Unfunded commercial real estate loan commitments were $2.4 billion at June 30, 2023, a decrease of $306 million compared to March 31, 2023. We take a disciplined approach to managing our concentration of commercial real estate loan commitments as a percentage of Tier 1 Capital. While loan commitments are presently at the upper concentration limit, we expect continued growth in our commercial real estate balances as loans fund, primarily in the multifamily and industrial loan portfolios.
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

Loans to individuals totaled $3.7 billion or 16% of the loan portfolio, an increase of $15.0 million compared to March 31, 2023. Approximately 91 percent of the loans in this segment are secured by collateral located within our geographical footprint. Loans for which the collateral location is less relevant, such as unsecured loans, are categorized by the borrower's primary location.

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Company are centrally managed by the Oklahoma market.

Table 13 – Loans Managed by Primary Geographical Market
(In thousands)

	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022
Texas:
Commercial	$7,223,820	$7,103,166	$6,878,618	$6,644,890	$6,645,698
Commercial real estate	1,748,796	1,675,831	1,555,508	1,448,590	1,339,452
Loans to individuals	974,911	992,343	982,700	970,459	934,856
Total Texas	9,947,527	9,771,340	9,416,826	9,063,939	8,920,006

Oklahoma:
Commercial	3,251,547	3,178,934	3,382,577	3,108,608	3,139,093
Commercial real estate	573,559	574,708	582,109	608,856	576,458
Loans to individuals	2,079,311	2,049,472	2,077,124	2,054,362	1,982,247
Total Oklahoma	5,904,417	5,803,114	6,041,810	5,771,826	5,697,798

Colorado:
Commercial	2,179,473	2,148,066	2,149,199	2,117,181	2,082,688
Commercial real estate	683,973	646,537	613,912	565,057	473,231
Loans to individuals	223,200	231,368	241,902	237,981	234,105
Total Colorado	3,086,646	3,025,971	3,005,013	2,920,219	2,790,024

Arizona:
Commercial	1,177,778	1,115,973	1,124,289	1,103,000	1,085,401
Commercial real estate	926,750	881,465	860,947	850,319	766,767
Loans to individuals	242,102	240,556	229,872	225,981	212,870
Total Arizona	2,346,630	2,237,994	2,215,108	2,179,300	2,065,038

Kansas/Missouri:
Commercial	309,148	318,782	310,715	307,456	338,910
Commercial real estate	516,299	489,951	479,968	466,955	458,157
Loans to individuals	138,960	129,580	131,307	125,039	125,584
Total Kansas/Missouri	964,407	938,313	921,990	899,450	922,651

New Mexico:
Commercial	287,443	280,945	263,349	258,754	253,825
Commercial real estate	425,472	449,715	417,008	426,367	431,606
Loans to individuals	64,803	65,770	67,163	68,095	67,026
Total New Mexico	777,718	796,430	747,520	753,216	752,457

Arkansas:
Commercial	105,307	71,483	103,752	88,030	76,222
Commercial real estate	95,952	97,109	97,325	107,767	60,477
Loans to individuals	9,055	8,299	7,806	6,710	6,475
Total Arkansas	210,314	176,891	208,883	202,507	143,174

Total BOK Financial loans	$23,237,659	$22,750,053	$22,557,150	$21,790,457	$21,291,148

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

Table 14 – Off-Balance Sheet Credit Commitments
(In thousands)

	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022
Loan commitments	$14,979,253	$15,119,984	$15,424,431	$14,585,566	$13,470,286
Standby letters of credit	721,908	790,316	740,039	725,302	700,929
Unpaid principal balance of residential mortgage loans sold with recourse	42,041	43,510	44,742	46,199	48,775
Unpaid principal balance of residential mortgage loans transferred into mortgage-backed securities guaranteed by U.S. Dept. of Veterans Affairs	988,212	996,139	1,005,368	1,021,504	1,038,317
Customer Hedging Programs

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

The customer hedging programs create credit risk for potential amounts due to the Company from our customers and from the counterparties. Customer credit risk is monitored through existing credit policies and procedures. The effects of changes in commodity prices, interest rates or foreign exchange rates are evaluated across a range of possible scenarios to determine the maximum exposure we are willing to have individually to any customer. Customers may also be required to provide cash margin or other collateral in conjunction with our credit agreements to further limit our credit risk.

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

Derivative contracts are carried at fair value. At June 30, 2023, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $538 million compared to $572 million at March 31, 2023. At June 30, 2023, the net fair value of our derivative contracts included $327 million for energy contracts, $150 million for interest rate swaps and $61 million for foreign exchange contracts. The aggregate net fair value of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $526 million at June 30, 2023 and $578 million at March 31, 2023.

At June 30, 2023, total derivative assets were reduced by $269 million of cash collateral received from counterparties and total derivative liabilities were reduced by $23 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement. Derivative contracts executed with customers may be secured by non-cash collateral in conjunction with a credit agreement with that customer, such as proven producing oil and gas properties. Access to this collateral in an event of default is reasonably assured.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at June 30, 2023 follows in Table 15.

Table 15 – Fair Value of Derivative Contracts
(In thousands)

Customers	$94,769
Banks and other financial institutions	40,734
Exchanges and clearing organizations	133,770
Fair value of customer risk management program asset derivative contracts, net	$269,273

At June 30, 2023, our largest derivative exposure was to an exchange for $133 million of net derivative positions, net of cash margin.

Our customer hedging program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices down to an equivalent of $53.08 per barrel of oil would decrease the fair value of derivative assets by $32 million, with lending customers comprising the bulk of the assets. An increase in prices up to an equivalent of $88.20 per barrel of oil would increase the fair value of derivative assets by $580 million as asset values rise faster than margin paid. Liquidity requirements of this program may also be affected by our credit rating. At June 30, 2023, a decrease in our credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $10 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of June 30, 2023, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.

Summary of Credit Loss Experience

Table 16 – Summary of Credit Loss Experience
(Dollars in thousands)

	Three Months Ended
	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022
Allowance for loan losses:
Beginning balance	$249,460	$235,704	241,768	241,114	246,473
Loans charged off	(8,049)	(3,667)	(17,807)	(1,766)	(1,368)
Recoveries of loans previously charged off	1,346	2,898	2,301	1,309	2,167
Net loans recovered (charged off)	(6,703)	(769)	(15,506)	(457)	799
Provision for credit losses	19,957	14,525	9,442	1,111	(6,158)
Ending balance	$262,714	$249,460	$235,704	$241,768	$241,114

Accrual for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$62,943	$60,919	56,310	42,250	36,245
Provision for credit losses	(3,003)	2,024	4,609	14,060	6,005
Ending balance	$59,940	$62,943	$60,919	$56,310	$42,250

Accrual for off-balance sheet credit risk associated with mortgage banking activities:
Beginning balance	$4,381	$4,904	3,885	4,003	3,997
Loans charged off	(16)	(35)	16	(52)	(63)
Provision for credit losses	78	(488)	1,003	(66)	69
Ending balance	$4,443	$4,381	$4,904	$3,885	$4,003

Allowance for credit losses related to held-to-maturity (investment) securities:
Beginning balance	$497	$558	$612	$717	$633
Provision for credit losses	(32)	(61)	(54)	(105)	84
Ending balance	$465	$497	$558	$612	$717

Total provision for credit losses	$17,000	$16,000	$15,000	$15,000	$—
Average loans by portfolio segment :
Commercial	$14,316,474	$14,046,237	$13,846,339	$13,508,325	$13,472,488
Commercial real estate	4,896,230	4,757,362	4,488,091	4,434,650	4,061,129
Loans to individuals	3,676,350	3,672,648	3,641,574	3,656,257	3,524,097
Net charge-offs (annualized) to average loans	0.12%	0.01%	0.28%	0.01%	(0.02)%
Net charge-offs (annualized) to average loans by portfolio segment:
Commercial	0.06%	(0.06)%	0.42%	(0.02)%	(0.05)%
Commercial real estate	0.32%	0.17%	—%	—%	0.01%
Loans to individuals	0.08%	0.07%	0.12%	0.12%	0.08%
Recoveries to gross charge-offs	16.72%	79.03%	12.92%	74.12%	158.41%
Provision for loan losses (annualized) to average loans	0.35%	0.26%	0.17%	0.02%	(0.12)%
Allowance for loan losses to loans outstanding at period-end	1.13%	1.10%	1.04%	1.11%	1.13%
Accrual for unfunded loan commitments to loan commitments	0.40%	0.42%	0.39%	0.39%	0.31%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period-end	1.39%	1.37%	1.31%	1.37%	1.33%

Allowance for Loan Losses and Accrual for Off-Balance Sheet Credit Risk from Unfunded Loan Commitments
Expected credit losses on assets carried at amortized cost are recognized over their expected lives based on models that measure the probability of default and loss given default over a 12-month reasonable and supportable forecast period. Models incorporate base case, downside and upside macroeconomic variables such as real gross domestic product ("GDP") growth, civilian unemployment rate, commercial real estate vacancy rates and West Texas Intermediate ("WTI") oil prices on a probability weighted basis. See Note 4 to the Consolidated Financial Statements for additional discussion of methodology of allowance for loan losses.
A $17.0 million provision for credit losses was necessary for the second quarter of 2023, primarily related to higher assumed commercial real estate vacancy rates during the forecast period and overall loan portfolio growth during the quarter. The probability weighting of our base case reasonable and supportable forecast remained at 50 percent in the second quarter of 2023 as the level of uncertainty in economic forecasts remained high.
Non-pass grade loans, including loans especially mentioned, accruing substandard and nonaccruing loans decreased by $33 million compared to March 31, 2023, primarily due to a decrease in non-pass grade general business loans. A summary of outstanding loan balances by risk grade is included in Note 4 to the Consolidated Financial Statements.

A summary of macroeconomic variables considered in developing our estimate of expected credit losses at June 30, 2023 follows:

	Base	Downside	Upside
Scenario probability weighting	50%	40%	10%
Economic outlook	The Russia-Ukraine conflict remains isolated.

There is one federal funds rate increase at the Federal Reserve Open Market ("FOMC") meeting in the third quarter of 2023, which results in a target range of 5.25 percent to 5.50 percent. There are no additional rate increases for the remainder of the forecast period.

Inflation continues to improve from the peaks experienced in 2022, reaching 3.1 percent by the second quarter of 2024. Inflation pressures cause modest declines in real household income compared to pre-pandemic levels, resulting in below-trend GDP growth.

Job openings revert to more normalized levels and overall hiring levels decline, causing the national unemployment rate to modestly increase over the next four quarters.	The Russia-Ukraine conflict remains isolated.

Higher levels of inflation force the Federal Reserve to adopt a more aggressive monetary policy compared to the base case scenario. This results in a target range of 6.00 percent to 6.25 percent by the second quarter of 2024. This pushes the United States into a recession, with a contraction in economic activity and a sharp increase in the unemployment rate.

Inflation moderates slightly from peaks in 2022 and remains elevated through the forecast horizon, ending at 3.8 percent in the second quarter of 2024.	The Russia-Ukraine conflict remains isolated.

There are no additional rate increases and the terminal range of 5.00 percent to 5.25 percent is held flat for the remainder of the forecast horizon.

Inflation continues to improve from the peaks experienced in 2022 and reaches 2.6 percent by the second quarter of 2024.

			Labor force participants continue to re-enter the job market to help fill the elevated level of job openings. The increase in employment helps maintain household income above its pre-pandemic trend. This, coupled with the drawdown in savings, supports consumer spending and produces GDP growth consistent with pre-pandemic levels.
Macro-economic factors
–GDP is forecasted to grow by 1.0 percent over the next 12 months.
–Civilian unemployment rate of 3.8 percent in the third quarter of 2023 increases to 4.2 percent by the second quarter of 2024.
–WTI oil prices are projected to generally follow the NYMEX forward curve that existed at the end of June 2023 and are expected to average $69.39 per barrel over the next 12 months.

–GDP is forecasted to contract 2.0 percent over the next twelve months.
–Civilian unemployment rate of 4.7 percent in the third quarter of 2023 increases to 6.1 percent in the second quarter of 2024.
–WTI oil prices are projected to average $55.78 over the next 12 months, with a peak of $62.31 in the third quarter of 2023 and falling 19 percent over the following three quarters.

–GDP is forecasted to grow by 1.5 percent over the next 12 months.
–Civilian unemployment rate of 3.7 percent in the third quarter of 2023 increases to 3.9 percent by the second quarter of 2024.
–WTI oil prices are projected to average $73.97 per barrel over the next 12 months.

The probability weighting of our base case reasonable and supportable forecast remained at 50 percent in the second quarter of 2023 as the level of uncertainty in economic forecasts remained high. The sensitivity to management's economic scenario weighting may be quantified by comparing the results of weighting each economic scenario at 100%. For example, compared to a 100% Base Case scenario, a 100% Downside Case would result in an additional $157 million in quantitative reserve, while a 100% Upside Case would result in $16 million less quantitative reserve at June 30, 2023. Such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related allowance.

At June 30, 2023, the allowance for loan losses totaled $263 million or 1.13 percent of outstanding loans. Excluding residential mortgage loans guaranteed by U.S. government agencies, the allowance for loan losses was 218 percent of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $323 million or 1.39 percent of outstanding loans and 267 percent of nonaccruing loans at June 30, 2023.

The Company recorded a $16.0 million provision for credit losses in the first quarter of 2023. At March 31, 2023, the allowance for loan losses was $249 million or 1.10 percent of outstanding loans. Excluding residential mortgage loans guaranteed by U.S. government agencies, the allowance for loan losses was 235 percent of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $312 million or 1.37 percent of outstanding loans and 295 percent of nonaccruing loans.

Net Loans Charged Off

Net charge-offs of commercial loans were $2.0 million in the second quarter of 2023. Net charge-offs of commercial real estate loans were $4.0 million and net charge-offs of loans to individuals were $698 thousand. Net charge-offs of loans to individuals include deposit account overdraft losses.

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

Allowance for Credit Losses Related to Held-to-Maturity (Investment) Securities

The expected credit losses principles apply to all financial assets measured at cost, including our held-to-maturity (investment) debt securities portfolio. Our investment portfolio includes municipal and other tax-exempt securities and other debt securities. Expected credit losses for these assets are based on the probability of default and loss given default assumptions that align with similarly graded loans. Qualitative adjustment may be used, if necessary.

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

Table 17 – Nonperforming Assets
(Dollars in thousands)

	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022
Nonaccruing loans:
Commercial:
Healthcare	$36,753	$37,247	$41,034	$41,438	$14,886
Services	4,541	8,097	16,228	27,315	15,259
Energy	20,037	127	1,399	4,164	20,924
General business	11,946	8,961	1,636	2,753	3,539
Total commercial	73,277	54,432	60,297	75,670	54,608

Commercial real estate	17,395	21,668	16,570	7,971	10,939

Loans to individuals:
Residential mortgage	29,973	29,693	29,791	30,066	30,460
Residential mortgage guaranteed by U.S. government agencies	11,473	14,302	15,005	16,957	18,000
Personal	133	200	134	136	132
Total loans to individuals	41,579	44,195	44,930	47,159	48,592
Total nonaccruing loans	132,251	120,295	121,797	130,800	114,139
Accruing renegotiated loans guaranteed by U.S. government agencies[1]	—	—	163,535	176,022	196,420
Real estate and other repossessed assets	4,227	12,651	14,304	29,676	22,221
Total nonperforming assets	$136,478	$132,946	$299,636	$336,498	$332,780
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$125,005	$118,644	$121,096	$143,519	$118,360

Allowance for loan losses to nonaccruing loans[2]	217.52%	235.36%	220.71%	212.37%	250.80%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to nonaccruing loans[2]	267.15%	294.74%	277.76%	261.83%	294.74%
Nonperforming assets to outstanding loans and repossessed assets	0.59%	0.58%	1.33%	1.54%	1.56%
Nonperforming assets to outstanding loans and repossessed assets[2]	0.54%	0.53%	0.54%	0.67%	0.56%
Nonaccruing loans to outstanding loans	0.57%	0.53%	0.54%	0.60%	0.54%
Nonaccruing commercial loans to outstanding commercial loans	0.50%	0.38%	0.42%	0.56%	0.40%
Nonaccruing commercial real estate loans to outstanding commercial real estate loans	0.35%	0.45%	0.36%	0.18%	0.27%
Nonaccruing loans to individuals to outstanding loans to individuals[2]	0.85%	0.86%	0.86%	0.88%	0.94%
1     The Company adopted FASB Accounting Standards Update No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates designation of these loans as troubled debt restructurings effective January 1, 2023.
2    Excludes residential mortgages guaranteed by U.S. government agencies.

Nonaccruing loans increased $12 million compared to March 31, 2023. Nonaccruing energy loans increased $20 million and nonaccruing general business loans increased $3.0 million. These increases were partially offset by a $4.3 million decrease in nonaccruing commercial real estate loans and a $3.6 million decrease in nonaccruing services loans. Newly identified nonaccruing loans totaled $28 million, offset by $5.9 million of payments and $8.0 million of charge-offs. The Company generally retains nonperforming assets to maximize potential recovery, which may cause future nonperforming assets to decrease more slowly.

A rollforward of nonperforming assets for the three and six months ended June 30, 2023 follows in Table 18.

Table 18 – Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	June 30, 2023
	Nonaccruing Loans				Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
	Commercial	Commercial Real Estate	Loan to Individuals	Total
Balance, March 31, 2023	$54,432	$21,668	$44,195	$120,295	$—	$12,651	$132,946
Additions	25,127	—	3,316	28,443	—	—	28,443
Payments	(2,927)	(273)	(2,678)	(5,878)	—	—	(5,878)
Charge-offs	(2,797)	(4,000)	(1,252)	(8,049)	—	—	(8,049)
Net gains (losses) and write-downs	—	—	—	—	—	410	410
Foreclosure of nonperforming loans	—	—	—	—	—	—	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(2,530)	(2,530)	—	—	(2,530)
Proceeds from sales	—	—	—	—	—	(8,834)	(8,834)
Net transfers to nonaccruing loans	—	—	528	528	—	—	528
Return to accrual status	(558)	—	—	(558)	—	—	(558)
Balance, June 30, 2023	$73,277	$17,395	$41,579	$132,251	$—	$4,227	$136,478

	Six Months Ended
	June 30, 2023
	Nonaccruing Loans				Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
	Commercial	Commercial Real Estate	Loan to Individuals	Total
Balance, Dec. 31, 2022	$60,297	$16,570	$44,930	$121,797	$163,535	$14,304	$299,636
Change in accounting standard	—	—	—	—	(163,535)	—	(163,535)
Additions	38,100	7,459	7,873	53,432	—	—	53,432
Payments	(21,753)	(426)	(5,285)	(27,464)	—	—	(27,464)
Charge-offs	(2,809)	(6,208)	(2,699)	(11,716)	—	—	(11,716)
Net gains (losses) and write-downs	—	—	—	—	—	1,461	1,461
Foreclosure of nonperforming loans	—	—	(225)	(225)	—	225	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(3,543)	(3,543)	—	—	(3,543)
Proceeds from sales	—	—	—	—	—	(11,763)	(11,763)
Net transfers to nonaccruing loans	—	—	528	528	—	—	528
Return to accrual status	(558)	—	—	(558)	—	—	(558)
Balance, June 30, 2023	$73,277	$17,395	$41,579	$132,251	$—	$4,227	$136,478

We foreclose on loans guaranteed by U.S. government agencies in accordance with agency guidelines. Generally, these loans are not eligible for modification programs or have failed to comply with modified loan terms. Principal is guaranteed by agencies of the U.S. government, subject to limitations, and credit risk is limited. At foreclosure, these amounts are transferred to claims receivable accounts. These properties will be conveyed to the agencies once applicable criteria have been met.

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets totaled $4.2 million at June 30, 2023, composed primarily of $3.2 million of land for commercial real estate development. Real estate and other repossessed assets decreased $8.4 million compared to March 31, 2023.
Liquidity and Capital

Based on the average balances for the second quarter of 2023, approximately 68 percent of our funding was provided by deposit accounts, 19 percent from borrowed funds, 10 percent from equity and less than 1 percent from long-term subordinated debt. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Average deposits for the second quarter of 2023 totaled $32.4 billion, a $1.1 billion decrease compared to the first quarter of 2023. Deposit balances continue to decline as customers redeploy resources and pursue other investment alternatives following the savings trend during the height of the pandemic. Demand deposits decreased $1.4 billion while interest-bearing transaction account balances decreased $271 million. Time deposit balances increased $598 million.

Table 19 – Average Deposits by Line of Business
(In thousands)

	Three Months Ended
	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022
Commercial Banking	$14,822,093	$15,861,285	$16,832,244	$17,966,661	$18,933,766
Consumer Banking	7,986,674	8,248,541	8,617,085	8,812,884	8,876,469
Wealth Management	7,544,143	7,432,413	7,888,753	7,999,074	8,482,785
Subtotal	30,352,910	31,542,239	33,338,082	34,778,619	36,293,020
Funds Management and other	2,016,802	1,940,232	2,123,303	2,271,157	2,301,400
Total	$32,369,712	$33,482,471	$35,461,385	$37,049,776	$38,594,420

Average Commercial Banking deposit balances decreased $1.0 billion compared to the first quarter of 2023. Demand deposit balances decreased $1.2 billion while interest-bearing transaction account balances increased $190 million. Our Commercial deposit portfolio is highly diversified across industries and customers. The highest concentration by industry within our commercial deposit portfolio is with our energy customers representing 6 percent of our total deposits.

Average Consumer Banking deposit balances decreased $262 million compared to the prior quarter. Interest-bearing transaction deposit balances decreased $237 million. Demand deposit balances decreased $88 million while time deposit balances increased $95 million.

Average Wealth Management deposits increased $112 million compared to the first quarter of 2023. Time deposit balances increased $209 million while demand deposit balances decreased $82 million.

Average interest-bearing transaction accounts for the second quarter included $1.1 billion of brokered deposits, a $245 million decrease compared to the first quarter of 2023. Average time deposits for the second quarter of 2023 included $374 million of brokered deposits, a $279 million increase over the first quarter of 2023.

The distribution of our period end deposit account balances among principal markets follows in Table 20.

Table 20 – Period End Deposits by Principal Market Area
(In thousands)

	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022
Oklahoma:
Demand	$4,273,136	$4,369,944	$4,585,963	$5,143,405	$5,422,593
Interest-bearing:
Transaction	9,979,534	9,468,100	9,475,528	9,619,419	10,240,378
Savings	531,536	564,829	555,407	558,256	561,413
Time	1,945,916	942,787	794,002	776,306	678,127
Total interest-bearing	12,456,986	10,975,716	10,824,937	10,953,981	11,479,918
Total Oklahoma	16,730,122	15,345,660	15,410,900	16,097,386	16,902,511

Texas:
Demand	2,876,568	3,154,789	3,873,759	4,609,255	4,670,535
Interest-bearing:
Transaction	4,532,093	4,366,932	4,878,482	4,781,920	5,344,326
Savings	162,704	175,012	178,356	179,049	183,708
Time	377,424	321,774	356,538	343,015	333,038
Total interest-bearing	5,072,221	4,863,718	5,413,376	5,303,984	5,861,072
Total Texas	7,948,789	8,018,507	9,287,135	9,913,239	10,531,607

Colorado:
Demand	1,726,130	1,869,194	2,462,891	2,510,179	2,799,798
Interest-bearing:
Transaction	1,825,295	2,126,435	2,123,218	2,221,796	2,277,563
Savings	66,968	72,548	77,961	80,542	82,976
Time	148,840	128,583	135,043	151,064	160,795
Total interest-bearing	2,041,103	2,327,566	2,336,222	2,453,402	2,521,334
Total Colorado	3,767,233	4,196,760	4,799,113	4,963,581	5,321,132

New Mexico:
Demand	912,218	997,364	1,141,958	1,296,410	1,347,600
Interest-bearing:
Transaction	712,541	674,328	691,915	717,492	845,442
Savings	102,729	111,771	112,430	113,056	115,660
Time	179,548	137,875	133,625	142,856	148,532
Total interest-bearing	994,818	923,974	937,970	973,404	1,109,634
Total New Mexico	1,907,036	1,921,338	2,079,928	2,269,814	2,457,234

	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022
Arizona:
Demand	592,144	780,051	844,327	903,296	901,543
Interest-bearing:
Transaction	800,970	687,527	739,628	788,142	792,269
Savings	14,489	16,993	16,496	18,258	17,999
Time	31,248	27,755	24,846	26,704	28,774
Total interest-bearing	846,707	732,275	780,970	833,104	839,042
Total Arizona	1,438,851	1,512,326	1,625,297	1,736,400	1,740,585

Kansas/Missouri:
Demand	363,534	393,321	436,259	479,459	537,143
Interest-bearing:
Transaction	1,014,247	1,040,009	694,163	747,981	913,921
Savings	16,316	18,292	20,678	19,375	19,943
Time	16,176	13,061	12,963	13,258	13,962
Total interest-bearing	1,046,739	1,071,362	727,804	780,614	947,826
Total Kansas/Missouri	1,410,273	1,464,683	1,164,063	1,260,073	1,484,969

Arkansas:
Demand	38,818	42,312	50,180	43,111	41,084
Interest-bearing:
Transaction	43,301	71,158	56,181	123,273	130,300
Savings	3,195	3,228	3,083	3,098	3,125
Time	7,225	4,775	4,825	5,940	6,371
Total interest-bearing	53,721	79,161	64,089	132,311	139,796
Total Arkansas	92,539	121,473	114,269	175,422	180,880
Total BOK Financial deposits	$33,294,843	$32,580,747	$34,480,705	$36,415,915	$38,618,918

Estimated uninsured deposits totaled $19.0 billion or 57 percent of our total deposits at June 30, 2023. In addition to insured deposits, we also hold $4.8 billion of collateralized deposits. Municipalities, Native American tribal governments and certain trust-related deposits are all required to be collateralized. Excluding the impact collateralized deposits and deposits related to consolidated subsidiaries of BOKF, NA, our uninsured and uncollateralized deposit level is $13.4 billion or 40 percent of total deposits at June 30, 2023.

In addition to deposits, liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Banks borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers' banks and Federal Home Loan Banks from across the country. The largest source of wholesale federal funds purchased totaled $650 million at June 30, 2023. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale and trading securities. Federal Home Loan Banks borrowings are generally short-term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and agency mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $5.2 billion during the quarter, compared to $4.5 billion in the first quarter of 2023.

At June 30, 2023, management estimates a total potential secured borrowing capacity of approximately $23.5 billion. This includes current available secured capacity of $19.2 billion from the use of programs available to U.S. banks from the Federal Home Loan Banks and Federal Reserve Banks and an estimated $4.3 billion of other sources that could be converted into additional secured capacity.

A summary of other borrowings for BOK Financial on a consolidated basis follows in Table 21.

Table 21 – Borrowed Funds
(Dollars in thousands)

		Three Months Ended June 30, 2023				Three Months Ended Mar. 31, 2023
	Jun. 30, 2023	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	Mar. 31, 2023	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter

Funds purchased	1,013,384	1,435,842	4.90%	1,704,877	1,087,553	847,336	4.23%	1,711,580
Repurchase agreements	4,433,480	2,235,152	4.37%	4,433,480	512,171	911,901	2.50%	512,171
Other borrowings:
Federal Home Loan Banks advances	3,750,000	5,244,340	5.12%	5,100,000	4,700,000	4,475,555	4.74%	4,700,000
GNMA repurchase liability	10,201	11,596	3.80%	12,316	11,868	11,371	4.24%	10,608
Other	16,855	19,355	2.84%	23,775	24,017	25,354	2.54%	26,311
Total other borrowings	3,777,056	5,275,291	5.12%		4,735,885	4,512,280	4.73%
Subordinated debentures[1]	131,154	131,153	6.79%	131,154	131,148	131,166	6.40%	131,164
Total other borrowed funds and subordinated debentures	$9,355,074	$9,077,438	4.92%		$6,466,757	$6,402,683	4.38%
1 Parent Company only.
BOKF, NA also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold into GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors if delinquent loans are not repurchased from the GNMA mortgage pools.
Parent Company

At June 30, 2023, cash and interest-bearing cash and cash equivalents held by the parent company totaled $204 million. The primary sources of liquidity for BOK Financial are cash on hand and dividends from BOKF, NA. Dividends from the bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At June 30, 2023, based upon the most restrictive limitations as well as management's internal capital policy, BOKF, NA could declare up to $416 million of dividends. Dividend constraints may be alleviated through increases in retained earnings, capital issuances or changes in risk weighted assets. Future losses or increases in required regulatory capital at the bank could affect its ability to pay dividends to the parent company.

Our equity capital at June 30, 2023 was $4.9 billion, an $11 million decrease compared to March 31, 2023. Net income less cash dividends paid increased equity $116 million during the second quarter of 2023. Changes in interest rates resulted in a $108 million decrease in accumulated other comprehensive income compared to March 31, 2023. We also repurchased $22 million of common stock, excluding a one percent excise tax on corporate stock repurchases, during the second quarter of 2023. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings including expected benefits from lower federal income tax rates, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt or perpetual preferred stock issuance, share repurchase and stock and cash dividends.

On November 1, 2022, the board of directors authorized the Company to purchase up to five million common shares, subject to market conditions, securities law and other regulatory compliance limitations. As of June 30, 2023, the Company had repurchased 1,027,477 shares under this authorization. The Company repurchased 266,000 shares of common stock at an average price of $84.08 per share in the second quarter of 2023. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.

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

In March 2020, in response to the impact on the financial markets by the COVID-19 pandemic, the banking agencies issued an interim final rule permitting banking organizations that implement the current expected credit loss ("CECL") model the option to delay for two years an estimate of the CECL methodology's effect on regulatory capital, followed by a three-year transition period. The estimate includes the implementation date adjustment as of January 1, 2020 plus an estimate of the impact of the change for a two year period following implementation of CECL. We elected to delay the regulatory capital impact of the transition in accordance with the interim final rule. Deferral of the impact of CECL added 7 basis points to the Company's Common equity Tier 1 capital at June 30, 2023.

Capital and other performance ratios for BOK Financial on a consolidated basis are presented in Table 22.

Table 22 – Capital and Performance Ratios

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer	Jun. 30, 2023	Mar. 31, 2023	Jun. 30, 2022
Capital:
Common equity Tier 1	4.50%	2.50%	7.00%	12.13%	12.19%	11.61%
Tier 1 capital	6.00%	2.50%	8.50%	12.13%	12.20%	11.63%
Total capital	8.00%	2.50%	10.50%	13.24%	13.21%	12.59%
Tier 1 Leverage	4.00%	N/A	4.00%	9.75%	9.94%	9.12%
Average total equity to average assets				10.32%	10.53%	10.01%
Tangible common equity ratio[1]				7.79%	8.46%	8.16%
Adjusted common tangible equity ratio[1]				7.49%	8.22%	8.10%

Performance Ratios:
Return on average equity				12.28%	13.61%	11.27%
Return on average tangible common equity[1]				15.86%	17.71%	14.81%
1    See Explanation and Reconciliation of Non-GAAP Measures following.

Off-Balance Sheet Arrangements

See Note 4 to the Consolidated Financial Statements for a discussion of the Company's significant off-balance sheet commitments.

Explanation and Reconciliation of Non-GAAP Measures

Table 23 provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 23 – Non-GAAP Measures
(Dollars in thousands)

	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022
Reconciliation of tangible common equity ratio and adjusted tangible common equity ratio:
Total shareholders' equity	$4,863,854	$4,874,786	$4,682,649	$4,509,934	$4,737,339
Less: Goodwill and intangible assets, net	1,113,995	1,117,438	1,120,880	1,124,582	1,128,493
Tangible common equity	3,749,859	3,757,348	3,561,769	3,385,352	3,608,846
Add: Unrealized gain (loss) on investment securities, net	(189,152)	(140,947)	(167,477)	(165,206)	(30,305)
Add: Tax effect on unrealized gain (loss) on investment securities, net	44,486	33,149	39,196	38,665	7,093
Adjusted tangible common equity	$3,605,193	$3,649,550	$3,433,488	$3,258,811	$3,585,634

Total assets	$49,237,920	$45,524,122	$47,790,642	$43,645,446	$45,377,072
Less: Goodwill and intangible assets, net	1,113,995	1,117,438	1,120,880	1,124,582	1,128,493
Tangible assets	$48,123,925	$44,406,684	$46,669,762	$42,520,864	$44,248,579

Tangible common equity ratio	7.79%	8.46%	7.63%	7.96%	8.16%

Adjusted tangible common equity ratio	7.49%	8.22%	7.36%	7.66%	8.10%

Reconciliation of return on average tangible common equity:
Total average shareholders' equity	$4,941,352	$4,837,567	$4,613,929	$4,771,123	$4,728,311
Less: Average goodwill and intangible assets, net	1,115,652	1,119,123	1,122,680	1,126,440	1,130,430
Average tangible common equity	$3,825,700	$3,718,444	$3,491,249	$3,644,683	$3,597,881

Net Income	$151,308	$162,368	$168,429	$156,510	$132,846

Return on average tangible common equity	15.86%	17.71%	19.14%	17.04%	14.81%

Reconciliation of pre-provision net revenue:
Net income before taxes	$195,637	$208,401	$216,256	$196,272	$168,980
Provision for expected credit losses	17,000	16,000	15,000	15,000	—
Net income (loss) attributable to non-controlling interests	328	128	(37)	81	12
Pre-provision net revenue	$212,309	$224,273	$231,293	$211,191	$168,968

Calculation of efficiency ratio:
Total other operating expense	$318,673	$305,812	$318,456	$294,751	$273,655
Less: Amortization of intangible assets	3,474	3,391	3,736	3,943	4,049
Adjusted total other operating expense	$315,199	$302,421	$314,720	$290,808	$269,606

Net interest revenue	$322,261	$352,348	$352,626	$316,325	$274,018
Tax-equivalent adjustment	2,200	2,285	2,287	2,163	2,040
Tax-equivalent net interest revenue	324,461	354,633	354,913	318,488	276,058
Total other operating revenue	209,049	177,865	197,086	189,698	168,617
Less: Gain (loss) on available for sale securities, net	(3,010)	—	(3,988)	892	1,188
Adjusted revenue	$536,520	$532,498	$555,987	$507,294	$443,487

Efficiency ratio	58.75%	56.79%	56.61%	57.33%	60.79%

	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022
Information on net interest revenue and net interest margin excluding trading activities:
Net interest revenue	$322,261	$352,348	$352,626	$316,325	$274,018
Less: Trading activities net interest revenue	(3,461)	70	(860)	4,478	15,073
Net interest revenue excluding trading activities	$325,722	$352,278	$353,486	$311,847	$258,945
Tax-equivalent adjustment	2,200	2,285	2,287	2,163	2,040
Tax-equivalent net interest revenue excluding trading activities	$327,922	$354,563	$355,773	$314,010	$260,985

Average total earning assets	$42,731,533	$40,781,257	$39,285,300	$38,527,860	$39,062,025
Less: Average trading activities interest-earning assets	4,274,803	3,031,969	3,086,985	3,178,068	4,166,954
Average interest-earning assets excluding trading activities	$38,456,730	$37,749,288	$36,198,315	$35,349,792	$34,895,071

Net interest margin on average interest-earning assets	3.00%	3.45%	3.54%	3.24%	2.76%
Net interest margin on average trading activities interest-earning assets	(0.34)%	—%	(0.12)%	0.53%	1.31%
Net interest margin on average interest-earning assets excluding trading activities	3.36%	3.72%	3.84%	3.49%	2.95%

Explanation of Non-GAAP Measures

The tangible common equity ratio and return on average tangible common equity are primarily based on total shareholders' equity, which includes unrealized gains and losses on available for sale securities, less intangible assets and equity that do not benefit common shareholders. The adjusted tangible common equity ratio also includes unrealized gains and losses on the investment portfolio. These measures are valuable indicators of a financial institution's capital strength since they eliminate intangible assets from shareholders' equity and retain the effect of unrealized losses on securities and other components of accumulated other comprehensive income in shareholders' equity.

Pre-provision net revenue is a measure of revenue less expenses and is calculated before provision for credit losses and income tax expense. This financial measure is frequently used by investors and analysts and enables them to assess a company's ability to generate earnings to cover credit losses through a credit cycle. It also provides an additional basis for comparing the results of operations between periods by isolating the impact of the provision for credit losses, which can vary significantly between periods.

The efficiency ratio measures the Company's ability to use its assets and manage its liabilities effectively in the current period. Prior to the second quarter of 2023, the efficiency ratio did not exclude amortization of intangible assets and only included tax-equivalent net interest revenue and fees and commissions as part of total revenue. All prior periods were adjusted to conform with the current methodology.

Net interest revenue and net interest margin excluding trading activities remove the effect of trading activities on these metrics allowing management and investors to assess the performance of the Company's core lending and deposit activities without the associated volatility from trading activities.
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

The Company ceased production of new LIBOR-based exposure as of December 31, 2021 and now offers floating rate products in various alternative reference rates, with the majority of volume being observed thus far in term rate versions of the Secured Overnight Financing Rate ("SOFR"). Before the June 30, 2023 deadline, the Company mitigated its remaining LIBOR exposure, with any outstanding or committed exposure being proactively moved to an alternative rate or falling back per the terms of their contract or as per the LIBOR Act.

The Company's primary interest rate exposures include the Federal Funds rate, which affects short-term borrowings, and the prime lending rate, SOFR, which is the basis for much of the variable rate loan pricing. Additionally, residential mortgage rates directly affect the prepayment speeds for residential mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. In addition, the impact on the level and composition of demand deposit accounts and other core deposit balances resulting from a significant increase in short-term market interest rates and the overall interest rate environment is likely to be material. The simulation incorporates assumptions regarding the effects of such changes based on a combination of historical analysis and expected behavior. The impact of planned growth and new business activities is factored into the simulation model.

The interest rate sensitivity in Table 24 indicates management's estimation of the impact of rate changes on net interest revenue. Should deposit costs be 10 percent more sensitive to changes in rates, the variation in net interest revenue over the next twelve months would be (2.75) percent, or ($38.2 million) for the 200 basis point increase scenario. Alternatively, should deposit funding costs be 10 percent less sensitive to changes in rates, the variation in net interest revenue over the next twelve months would be (0.53) percent, or ($7.4 million) for the 200 basis point increase scenario.

Table 24 – Interest Rate Sensitivity
(Dollars in thousands)

	June 30, 2023				Mar. 31, 2023
	200 bp Increase	100 bp Increase	100 bp Decrease	200 bp Decrease	200 bp Increase	100 bp Increase	100 bp Decrease	200 bp Decrease
Anticipated impact over the next twelve months on net interest revenue	$(22,800)	$(1,100)	$(32,000)	$(49,700)	$(26,900)	$(2,800)	$(26,600)	$(40,970)
	(1.64)%	(0.08)%	(2.30)%	(3.57)%	(1.93)%	(0.20)%	(1.90)%	(2.93)%
Anticipated impact over months twelve through twenty-four	$(13,800)	$19,900	$(100,200)	$(171,700)	$(10,100)	$21,970	$(96,300)	$(177,100)
	(0.90)%	1.30%	(6.52)%	(11.18)%	(0.68)%	1.47%	(6.46)%	(11.88)%

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

Table 25 – MSR Asset and Hedge Sensitivity Analysis
(In thousands)

	June 30, 2023		Mar. 31, 2023
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
MSR Asset	$6,927	$(8,919)	$8,778	$(11,308)
MSR Hedge	(8,116)	8,291	(10,299)	9,860
Net Exposure	(1,189)	(628)	(1,521)	(1,448)

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

Table 26 – Mortgage Pipeline Sensitivity Analysis
(In thousands)

	Three Months Ended				Six Months Ended June 30,
	June 30, 2023		Mar. 31, 2023		2023		2022
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(96)	$(57)	$(79)	$(16)	$(87)	$(37)	$(89)	$(288)
Low[2]	—	52	(1)	61	—	61	161	91
High[3]	(158)	(168)	(186)	(84)	(186)	(168)	(402)	(779)
Period End	(88)	(99)	(74)	(19)	(88)	(99)	(87)	(20)
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

Due to inherent limitations of the VaR methodology, including its reliance on past market behavior, which might not be indicative of future market performance, VaR is only one of several tools used to measure and manage market risk. Other tools used to actively manage market risk include stress testing ("Stressed VaR") and sensitivity analysis.

Stressed VaR is calculated using the same internal models as used for the VaR-based measure. Stressed VaR is calculated over a ten-day holding period at a one-tail, 99% confidence level and employs a historical simulation approach based on a continuous twelve-month historical window selected to reflect a period of significant financial stress for the Company's trading portfolio.

The trading portfolio's VaR and Stressed VaR profiles are influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. Table 27 below summarizes certain VaR and Stressed VaR based measures for the three months ended June 30, 2023, March 31, 2023, June 30, 2022 and Mar. 31, 2022.

Table 27 – VaR and SVaR Measures
(In thousands)

	Three Months Ended				Three Months Ended
	June 30, 2023		Mar. 31, 2023		June 30, 2022		Mar. 31, 2022
	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR
Average[1]	$4,429	$7,239	$4,059	$7,461	$6,070	$12,619	$8,759	$39,402
Low	3,046	4,171	1,944	3,156	2,612	5,820	5,969	23,910
High	7,913	14,861	8,487	15,571	11,583	25,184	14,556	73,790
Period End	5,863	5,863	4,036	8,907	3,386	8,220	8,178	23,988
1    Average represents the simple average of each daily value observed during the reporting period.

The Company monitors the accuracy of internal VaR models and modeling processes by back-testing model performance. The Company updates historical data used by the VaR model on a regular basis, and model validators independent of business lines perform regular validations to access model input, processing, and reporting components. These models are required to be independently validated and approved prior to implementation.

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

Table 28 – Trading Sensitivity Analysis
(In thousands)

	Three Months Ended				Six Months Ended June 30,
	June 30, 2023		Mar. 31, 2023		2023		2022
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(602)	$1,452	$701	$(497)	$49	$477	$60	$1,896
Low[2]	4,279	6,202	4,513	1,983	4,513	6,202	8,643	12,277
High[3]	(4,758)	(3,445)	(1,837)	(4,538)	(4,758)	(4,538)	(11,253)	(3,813)
Period End	(3,693)	4,886	2,247	(2,053)	(3,693)	4,886	785	(1,138)
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

Model Validation

MRGR is independent of both the developers and users of the models. The team validates models through an evaluation process that assesses the data, theory, implementation, outcomes, and governance of each scenario. MRGR assigns each model a model risk score, which determines the frequency and scope of each validation. Validations comprise an assessment of model performance as well as a model's potential limitations given its particular assumptions or weaknesses. Based on the results of the review, the team determines the use case for the model. The ultimate validation results may require remediation actions from the business line. MRGR communicates their results as one of the following three outcomes: "Approved for use," "Approved with findings," or "Unapproved."

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
Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about BOK Financial Corporation, the financial services industry, and the economy generally and the related responses of the government, consumers, and others, on our business, financial condition and results of operations. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "plans," "projects," "will," "intends," variations of such words and similar expressions are intended to identify such forward-looking statements. Management judgments relating to and discussion of the provision and allowance for credit losses, allowance for uncertain tax positions, accruals for loss contingencies and valuation of mortgage servicing rights involve judgments as to expected events and are inherently forward-looking statements. Assessments that acquisitions and growth endeavors will be profitable are necessary statements of belief as to the outcome of future events based in part on information provided by others which BOK Financial has not independently verified. These various forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions which are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what is expected, implied or forecasted in such forward-looking statements. Internal and external factors that might cause such a difference include, but are not limited to changes in government, consumer or business responses to changes in commodity prices, interest rates and interest rate relationships, inflation, demand for products and services, the degree of competition by traditional and nontraditional competitors, changes in banking regulations, tax laws, prices, levies and assessments, the impact of technological advances, and trends in customer behavior as well as their ability to repay loans. BOK Financial and its affiliates undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
Interest revenue	2023	2022	2023	2022
Loans	$399,182	$204,015	$767,052	$382,388
Residential mortgage loans held for sale	1,092	1,559	2,071	2,953
Trading securities	47,821	22,958	81,830	63,933
Investment securities	8,586	3,485	17,514	5,839
Available for sale securities	94,589	58,672	183,325	116,604
Fair value option securities	3,116	437	7,009	928
Restricted equity securities	6,429	1,384	12,237	2,491
Interest-bearing cash and cash equivalents	9,552	1,737	16,058	2,210
Total interest revenue	570,367	294,247	1,087,096	577,346
Interest expense
Deposits	136,666	13,862	231,940	21,460
Borrowed funds	109,221	4,894	176,259	10,682
Subordinated debentures	2,219	1,473	4,288	2,775
Total interest expense	248,106	20,229	412,487	34,917
Net interest revenue	322,261	274,018	674,609	542,429
Provision for credit losses	17,000	—	33,000	—
Net interest revenue after provision for credit losses	305,261	274,018	641,609	542,429
Other operating revenue
Brokerage and trading revenue	65,006	44,043	117,402	16,964
Transaction card revenue	26,003	26,940	51,624	51,156
Fiduciary and asset management revenue	52,997	49,838	103,654	96,237
Deposit service charges and fees	27,100	28,500	53,068	55,504
Mortgage banking revenue	15,141	11,368	29,508	28,018
Other revenue	14,250	12,684	31,220	23,129
Total fees and commissions	200,497	173,373	386,476	271,008
Other gains (losses), net	12,618	(7,639)	14,869	(9,283)
Loss on derivatives, net	(8,159)	(13,569)	(9,503)	(60,550)
Loss on fair value option securities, net	(2,158)	(2,221)	(5,120)	(13,422)
Change in fair value of mortgage servicing rights	9,261	17,485	3,202	66,595
Gain (loss) on available for sale securities, net	(3,010)	1,188	(3,010)	2,125
Total other operating revenue	209,049	168,617	386,914	256,473
Other operating expense
Personnel	190,652	154,923	372,797	314,151
Business promotion	7,640	6,325	16,209	12,838
Charitable contributions to BOKF Foundation	1,142	—	1,142	—
Professional fees and services	12,777	12,475	25,825	23,888
Net occupancy and equipment	30,105	27,489	58,564	58,344
Insurance	6,974	4,728	14,289	9,011
Data processing and communications	45,307	41,280	90,109	81,116
Printing, postage and supplies	3,728	3,929	7,621	7,618
Amortization of intangible assets	3,474	4,049	6,865	8,013
Mortgage banking costs	8,300	9,437	14,082	17,314
Other expense	8,574	9,020	16,982	18,980
Total other operating expense	318,673	273,655	624,485	551,273
Net income before taxes	195,637	168,980	404,038	247,629
Federal and state income taxes	44,001	36,122	89,906	52,319
Net income	151,636	132,858	314,132	195,310
Net income (loss) attributable to non-controlling interests	328	12	456	(24)
Net income attributable to BOK Financial Corporation shareholders	$151,308	$132,846	$313,676	$195,334
Earnings per share:
Basic	$2.27	$1.96	$4.70	$2.87
Diluted	$2.27	$1.96	$4.70	$2.87
Average shares used in computation:
Basic	65,994,132	67,453,748	66,162,048	67,616,396
Diluted	65,994,132	67,455,172	66,162,048	67,617,834
Dividends declared per share	$0.54	$0.53	$1.08	$1.06
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$151,636	$132,858	$314,132	$195,310
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	(160,408)	(242,536)	(36,363)	(881,577)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	16,033	2,455	32,084	2,455
Loss (gain) on available for sale securities, net	3,010	(1,188)	3,010	(2,125)
Other comprehensive income (loss) before income taxes	(141,365)	(241,269)	(1,269)	(881,247)
Federal and state income taxes	(33,247)	(56,467)	(1,552)	(206,248)
Other comprehensive income (loss), net of income taxes	(108,118)	(184,802)	283	(674,999)
Comprehensive income (loss)	43,518	(51,944)	314,415	(479,689)
Comprehensive income (loss) attributable to non-controlling interests	328	12	456	(24)
Comprehensive income (loss) attributable to BOK Financial Corp. shareholders	$43,190	$(51,956)	$313,959	$(479,665)

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2023	Dec. 31, 2022
	(Unaudited)	(Footnote 1)
Assets
Cash and due from banks	$875,714	$943,810
Interest-bearing cash and cash equivalents	571,616	457,906
Trading securities	5,442,364	4,464,161
Investment securities, net of allowance (fair value: June 30, 2023 – $2,185,384; December 31, 2022 – $2,346,768)	2,374,071	2,513,687
Available for sale securities	11,938,523	11,493,860
Fair value option securities	212,321	296,590
Restricted equity securities	330,086	299,651
Residential mortgage loans held for sale	94,820	75,272
Loans	23,237,659	22,557,150
Allowance for loan losses	(262,714)	(235,704)
Loans, net of allowance	22,974,945	22,321,446
Premises and equipment, net	617,918	565,175
Receivables	263,915	273,815
Goodwill	1,044,749	1,044,749
Intangible assets, net	69,246	76,131
Mortgage servicing rights	304,722	277,608
Real estate and other repossessed assets, net of allowance (June 30, 2023 – $4,406; December 31, 2022 – $10,115)	4,227	14,304
Derivative contracts, net	353,037	880,343
Cash surrender value of bank-owned life insurance	411,084	406,751
Receivable on unsettled securities sales	133,909	31,004
Other assets	1,220,653	1,354,379
Total assets	$49,237,920	$47,790,642

Liabilities and Equity
Liabilities:
Noninterest-bearing demand deposits	$10,782,548	$13,395,337
Interest-bearing deposits:
Transaction	18,907,981	18,659,115
Savings	897,937	964,411
Time	2,706,377	1,461,842
Total deposits	33,294,843	34,480,705
Funds purchased and repurchase agreements	5,446,864	2,270,377
Other borrowings	3,777,056	4,736,908
Subordinated debentures	131,154	131,205
Accrued interest, taxes and expense	228,797	296,870
Derivative contracts, net	550,653	554,900
Due on unsettled securities purchases	400,430	147,470
Other liabilities	540,726	484,849
Total liabilities	44,370,523	43,103,284
Shareholders' equity:
Common stock ($0.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: June 30, 2023 – 76,592,098; December 31, 2022 – 76,423,345)	5	5
Capital surplus	1,401,509	1,390,395
Retained earnings	5,065,733	4,824,164
Treasury stock (shares at cost: June 30, 2023 – 10,222,890; December 31, 2022 – 9,464,711)	(766,721)	(694,960)
Accumulated other comprehensive income (loss)	(836,672)	(836,955)
Total shareholders' equity	4,863,854	4,682,649
Non-controlling interests	3,543	4,709
Total equity	4,867,397	4,687,358
Total liabilities and equity	$49,237,920	$47,790,642

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited)
(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, March 31, 2023	76,556	$5	$1,397,096	$4,950,176	9,955	$(743,937)	$(728,554)	$4,874,786	$3,241	$4,878,027
Net income (loss)	—	—	—	151,308	—	—	—	151,308	328	151,636
Other comprehensive loss	—	—	—	—	—	—	(108,118)	(108,118)	—	(108,118)
Repurchase of common stock	—	—	—	—	266	(22,590)	—	(22,590)	—	(22,590)
Share-based compensation plans:
Stock options exercised	—	—	—	—	—	—	—	—	—	—
Non-vested shares awarded, net	36	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	2	(194)	—	(194)	—	(194)
Share-based compensation	—	—	4,413	—	—	—	—	4,413	—	4,413
Cash dividends on common stock	—	—	—	(35,751)	—	—	—	(35,751)	—	(35,751)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(26)	(26)
Balance, June 30, 2023	76,592	$5	$1,401,509	$5,065,733	10,223	$(766,721)	$(836,672)	$4,863,854	$3,543	$4,867,397

Balance, December 31, 2022	76,423	$5	$1,390,395	$4,824,164	9,465	$(694,960)	$(836,955)	$4,682,649	$4,709	$4,687,358
Net income (loss)	—	—	—	313,676	—	—	—	313,676	456	314,132
Other comprehensive income	—	—	—	—	—	—	283	283	—	283
Repurchase of common stock	—	—	—	—	713	(67,066)	—	(67,066)	—	(67,066)
Share-based compensation plans:
Stock options exercised	—	—	—	—	—	—	—	—	—	—
Non-vested shares awarded, net	169	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	45	(4,695)	—	(4,695)	—	(4,695)
Share-based compensation	—	—	11,114	—	—	—	—	11,114	—	11,114
Cash dividends on common stock	—	—	—	(72,107)	—	—	—	(72,107)	—	(72,107)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(1,622)	(1,622)
Balance, June 30, 2023	76,592	$5	$1,401,509	$5,065,733	10,223	$(766,721)	$(836,672)	$4,863,854	$3,543	$4,867,397

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, March 31, 2022	76,412	$5	$1,381,666	$4,473,884	8,308	$(588,147)	$(417,826)	$4,849,582	$3,942	$4,853,524
Net income (loss)	—	—	—	132,846	—	—	—	132,846	12	132,858
Other comprehensive loss	—	—	—	—	—	—	(184,802)	(184,802)	—	(184,802)
Repurchase of common stock	—	—	—	—	294	(24,404)	—	(24,404)	—	(24,404)
Share-based compensation plans:
Stock options exercised	—	—	—	—	—	—	—	—	—	—
Non-vested shares awarded, net	(4)	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	10	—	—	—	—	10	—	10
Cash dividends on common stock	—	—	—	(35,893)	—	—	—	(35,893)	—	(35,893)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	249	249
Balance, June 30, 2022	76,408	$5	$1,381,676	$4,570,837	8,602	$(612,551)	$(602,628)	$4,737,339	$4,203	$4,741,542

Balance, December 31, 2021	76,254	$5	$1,378,794	$4,447,691	7,786	$(535,129)	$72,371	$5,363,732	$4,639	$5,368,371
Net income (loss)	—	—	—	195,334	—	—	—	195,334	(24)	195,310
Other comprehensive loss	—	—	—	—	—	—	(674,999)	(674,999)	—	(674,999)
Repurchase of common stock	—	—	—	—	770	(72,478)	—	(72,478)	—	(72,478)
Share-based compensation plans:
Stock options exercised	1	—	37	—	—	—	—	37	—	37
Non-vested shares awarded, net	153	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	46	(4,944)	—	(4,944)	—	(4,944)
Share-based compensation	—	—	2,845	—	—	—	—	2,845	—	2,845
Cash dividends on common stock	—	—	—	(72,188)	—	—	—	(72,188)	—	(72,188)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(412)	(412)
Balance, June 30, 2022	76,408	$5	$1,381,676	$4,570,837	8,602	$(612,551)	$(602,628)	$4,737,339	$4,203	$4,741,542

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$314,132	$195,310
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	33,000	—
Change in fair value of mortgage servicing rights due to market assumption changes	(3,202)	(66,595)
Change in the fair value of mortgage servicing rights due to principal payments	13,829	15,317
Net unrealized (gains) losses from derivative contracts	(25,310)	(47,004)
Share-based compensation	11,114	2,845
Depreciation and amortization	56,583	52,971
Net amortization of discounts and premiums	(8,733)	6,417
Net losses (gains) on financial instruments and other losses (gains), net	(11,617)	7,157
Net loss (gain) on mortgage loans held for sale	2,153	(6,521)
Mortgage loans originated for sale	(353,409)	(779,103)
Proceeds from sale of mortgage loans held for sale	332,944	793,223
Capitalized mortgage servicing rights	(6,603)	(10,969)
Change in trading and fair value option securities	(893,843)	6,283,157
Change in receivables	(82,491)	62,029
Change in other assets	44,365	(17,067)
Change in other liabilities	17,318	(55,875)
Net cash provided by (used in) operating activities	(559,770)	6,435,292
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	140,043	26,730
Proceeds from maturities or redemptions of available for sale securities	656,703	1,365,103
Purchases of investment securities	(2,504)	—
Purchases of available for sale securities	(1,266,764)	(1,919,632)
Proceeds from sales of available for sale securities	135,489	211,301
Change in amount receivable on unsettled available for sale securities transactions	(10,548)	(19,793)
Loans originated, net of principal collected	(678,700)	(1,070,725)
Net payments on derivative asset contracts	156,205	151,559
Net change in restricted equity securities	(30,435)	(12,017)
Proceeds from disposition of assets	29,136	11,559
Purchases of assets	(97,875)	(119,302)
Net cash provided by (used in) investing activities	(969,250)	(1,375,217)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	(2,430,397)	(2,288,412)
Net change in time deposits	1,244,535	(334,729)
Net change in other borrowed funds	2,208,867	(1,671,503)
Net proceeds on derivative liability contracts	(151,457)	(131,361)
Net change in derivative margin accounts	707,266	(1,417,338)
Change in amount due on unsettled available for sale securities transactions	139,688	132,781
Issuance of common and treasury stock, net	(4,695)	(4,907)
Repurchase of common stock	(67,066)	(72,478)
Dividends paid	(72,107)	(72,188)
Net cash provided by (used in) financing activities	1,574,634	(5,860,135)
Net increase (decrease) in cash and cash equivalents	45,614	(800,060)
Cash and cash equivalents at beginning of period	1,401,716	2,837,410
Cash and cash equivalents at end of period	$1,447,330	$2,037,350

Supplemental Cash Flow Information:
Cash paid for interest	$401,187	$35,094
Cash paid for taxes	$123,821	$66,862
Net loans and bank premises transferred to repossessed real estate and other assets	$225	$4,080
Transfer of available for sale securities to investment securities	$—	$2,454,273
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	$7,768	$20,836
Conveyance of other real estate owned guaranteed by U.S. government agencies	$2,569	$3,478
Right-of-use assets obtained in exchange for operating lease liabilities	$64,899	$15,506
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

The financial information should be read in conjunction with BOK Financial's 2022 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2022 have been derived from the audited financial statements included in BOK Financial's 2022 Form 10-K but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six-month period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

FASB Accounting Standards Update No. 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method ("ASU 2023-02")

On March 29, 2023, the FASB issued ASU 2023-02 which amends previous guidance to allow entities to account for qualifying tax equity investments using the proportional amortization method regardless of the program giving rise to the related income tax credits, as opposed to only being allowed to apply this method to qualifying tax equity investments in low-income housing tax credit structures as was the case under previous guidance. ASU 2023-02 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. On June 30, 2023, the Company early adopted ASU 2023-02 as of January 1, 2023 using the modified retrospective approach, which did not have a material impact on the Company's financial statements. The Company transitioned from the equity method of accounting and began applying the proportional amortization method of accounting to its qualifying new markets tax credit and historic tax credit investments in addition to its low income housing tax credit partnerships already subject to the proportional amortization method.

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities are as follows (in thousands):

	June 30, 2023		December 31, 2022
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government securities	$46,994	$(13)	$9,823	$(16)
Residential agency mortgage-backed securities	5,334,372	(33,275)	4,406,848	4
Municipal securities	49,595	140	21,484	(136)
Other trading securities	11,403	(129)	26,006	(175)
Total trading securities	$5,442,364	$(33,277)	$4,464,161	$(323)
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	June 30, 2023
	Amortized	Carrying	Fair	Gross Unrealized
	Cost	Value[1]	Value	Gain	Loss
Municipal securities	$136,803	$136,803	$141,587	$5,168	$(384)
Mortgage-backed securities:
Residential agency	2,397,098	2,205,685	2,014,427	128	(191,386)
Commercial agency	17,259	15,760	14,636	—	(1,124)
Other debt securities	16,288	16,288	14,734	—	(1,554)
Total investment securities	2,567,448	2,374,536	2,185,384	5,296	(194,448)
Allowance for credit losses	(465)	(465)	—	—	—
Investment securities, net of allowance	$2,566,983	$2,374,071	$2,185,384	$5,296	$(194,448)
1    Carrying value includes $193 million of net unrealized loss which remains in Accumulated other comprehensive income ("AOCI") in the Consolidated Balance Sheets related to certain securities transferred during the second quarter of 2022 from the Available for Sale securities portfolio to the Investment securities portfolio.

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

The amortized cost and fair values of investment securities at June 30, 2023, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Carrying value	$26,633	$100,361	$41,844	$13	$168,851	3.59
Fair value	26,772	104,295	39,877	13	170,957
Residential mortgage-backed securities:
Carrying value					$2,205,685	2
Fair value					2,014,427
Total investment securities:
Carrying value					$2,374,536
Fair value					2,185,384
1Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 5.3 years based upon current prepayment assumptions.

Temporarily Impaired Investment Securities
(dollars in thousands):

	June 30, 2023
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	20	$16,740	$79	$6,484	$305	$23,224	$384
Mortgage-backed securities:
Residential agency	116	2,309	128	2,010,981	191,258	2,013,290	191,386
Commercial agency	2	—	—	14,637	1,124	14,637	1,124
Other debt securities	3	8,464	1,536	257	18	8,721	1,554
Total investment securities	141	$27,513	$1,743	$2,032,359	$192,705	$2,059,872	$194,448

	December 31, 2022
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	22	$18,037	$406	$544	$58	$18,581	$464
Mortgage-backed securities:
Residential agency	116	2,142,114	172,014	—	—	2,142,114	172,014
Commercial agency	2	14,588	1,021	—	—	14,588	1,021
Other debt securities	3	9,428	571	257	18	9,685	589
Total investment securities	143	$2,184,167	$174,012	$801	$76	$2,184,968	$174,088

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	June 30, 2023
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,000	$901	$—	$(99)
Municipal securities	547,510	491,715	—	(55,795)
Mortgage-backed securities:
Residential agency	6,492,794	6,114,202	852	(379,444)
Residential non-agency	746,481	699,178	10,458	(57,761)
Commercial agency	5,049,144	4,632,054	556	(417,646)
Other debt securities	500	473	—	(27)
Total available for sale securities	$12,837,429	$11,938,523	$11,866	$(910,772)

	December 31, 2022
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,000	$898	$—	$(102)
Municipal securities	687,875	624,500	321	(63,696)
Mortgage-backed securities:
Residential agency	6,161,358	5,814,496	13,085	(359,947)
Residential non-agency	616,423	577,576	11,776	(50,623)
Commercial agency	4,892,257	4,475,917	3,479	(419,819)
Other debt securities	500	473	—	(27)
Total available for sale securities	$12,359,413	$11,493,860	$28,661	$(894,214)

The amortized cost and fair values of available for sale securities at June 30, 2023, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$180,223	$2,894,432	$1,987,608	$535,891	$5,598,154	5.71
Fair value	178,499	2,675,529	1,769,950	501,165	5,125,143
Residential mortgage-backed securities:
Amortized cost					$7,239,275	2
Fair value					6,813,380
Total available for sale securities:
Amortized cost					$12,837,429
Fair value					11,938,523
1Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.5 years based upon current prepayment assumptions.

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Proceeds	$135,489	$156,116	$135,489	$211,301
Gross realized gains	703	1,461	703	3,394
Gross realized losses	(3,713)	(273)	(3,713)	(1,269)
Related federal and state income tax expense	(708)	278	(708)	497

The fair value of debt securities pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was $14.6 billion at June 30, 2023 and $11.2 billion at December 31, 2022. The secured parties do not have the right to sell or repledge these securities.

Temporarily Impaired Available for Sale Securities
(Dollars in thousands)

	June 30, 2023
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	1	$—	$—	$901	$99	$901	$99
Municipal securities	192	35,516	1,022	456,199	54,773	491,715	55,795
Mortgage-backed securities:
Residential agency	716	2,853,011	74,530	3,035,935	304,914	5,888,946	379,444
Residential non-agency	35	278,467	9,156	369,937	48,605	648,404	57,761
Commercial agency	302	998,353	23,530	3,528,331	394,116	4,526,684	417,646
Other debt securities	1	—	—	473	27	473	27
Total available for sale securities	1,247	$4,165,347	$108,238	$7,391,776	$802,534	$11,557,123	$910,772

	December 31, 2022
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	1	$—	$—	$899	$102	$899	$102
Municipal securities	227	146,634	5,301	428,248	58,395	574,882	63,696
Mortgage-backed securities:
Residential agency	613	3,879,582	256,973	863,732	102,974	4,743,314	359,947
Residential non-agency	26	499,716	50,623	—	—	499,716	50,623
Commercial agency	285	1,647,778	63,701	2,535,816	356,118	4,183,594	419,819
Other debt securities	1	—	—	473	27	473	27
Total available for sale securities	1,153	$6,173,710	$376,598	$3,829,168	$517,616	$10,002,878	$894,214

Based on evaluations of impaired securities as of June 30, 2023, the Company does not intend to sell any impaired available for sale debt securities before fair value recovers to the current amortized cost, and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

Fair Value Option Securities

Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the Consolidated Balance Sheets. Changes in the fair value are recognized in earnings as they occur. Certain securities are held as an economic hedge of the mortgage servicing rights.

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	June 30, 2023		December 31, 2022
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Residential agency mortgage-backed securities	212,321	(2,492)	296,590	338

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

The following table summarizes the fair values of derivative contracts recorded as "derivative contracts" assets and liabilities in the balance sheet at June 30, 2023 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,667,177	$150,410	$—	$150,410	$(146,700)	$3,710
Energy contracts	8,269,088	914,855	(587,545)	327,310	(120,398)	206,912
Foreign exchange contracts	62,860	60,509	—	60,509	(1,862)	58,647
Equity option contracts	8,107	60	—	60	(56)	4
Total customer risk management programs	11,007,232	1,125,834	(587,545)	538,289	(269,016)	269,273
Trading	24,565,864	133,391	(51,516)	81,875	(153)	81,722
Internal risk management programs	190,000	2,042	—	2,042	—	2,042
Total derivative contracts	$35,763,096	$1,261,267	$(639,061)	$622,206	$(269,169)	$353,037

	Liabilities
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,667,177	$150,412	$—	$150,412	$—	$150,412
Energy contracts	8,266,679	903,909	(587,545)	316,364	(23,427)	292,937
Foreign exchange contracts	62,154	59,632	—	59,632	—	59,632
Equity option contracts	8,107	60	—	60	—	60
Total customer risk management programs	11,004,117	1,114,013	(587,545)	526,468	(23,427)	503,041
Trading	20,340,860	96,506	(51,516)	44,990	(1,559)	43,431
Internal risk management programs	335,000	4,181	—	4,181	—	4,181
Total derivative contracts	$31,679,977	$1,214,700	$(639,061)	$575,639	$(24,986)	$550,653
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following table summarizes the fair values of derivative contracts recorded as "derivative contracts" assets and liabilities in the balance sheet at December 31, 2022 (in thousands):

	Assets
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,629,318	$158,825	$—	$158,825	$(114,955)	$43,870
Energy contracts	7,918,020	1,232,283	(594,543)	637,740	(67,024)	570,716
Foreign exchange contracts	219,791	216,569	—	216,569	—	216,569
Equity option contracts	21,102	193	—	193	(109)	84
Total customer risk management programs	10,788,231	1,607,870	(594,543)	1,013,327	(182,088)	831,239
Trading	17,400,037	126,910	(74,647)	52,263	(4,646)	47,617
Internal risk management programs	85,000	1,500	(13)	1,487	—	1,487
Total derivative contracts	$28,273,268	$1,736,280	$(669,203)	$1,067,077	$(186,734)	$880,343

	Liabilities
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,629,122	$158,816	$—	$158,816	$—	$158,816
Energy contracts	8,696,060	1,242,058	(594,543)	647,515	(484,319)	163,196
Foreign exchange contracts	214,855	211,233	—	211,233	(7)	211,226
Equity option contracts	21,102	193	—	193	—	193
Total customer risk management programs	11,561,139	1,612,300	(594,543)	1,017,757	(484,326)	533,431
Trading	14,038,906	94,958	(74,647)	20,311	(423)	19,888
Internal risk management programs	178,806	1,594	(13)	1,581	—	1,581
Total derivative contracts	$25,778,851	$1,708,852	$(669,203)	$1,039,649	$(484,749)	$554,900
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended
	June 30, 2023		June 30, 2022
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts	$2,339	$—	$939	$—
Energy contracts	11,250	—	12,036	—
Foreign exchange contracts	53	—	158	—
Equity option contracts	—	—	—	—
Total customer risk management programs	13,642	—	13,133	—
Trading[1]	64,172	—	(15,376)	—
Internal risk management programs	—	(8,159)	—	(13,569)
Total derivative contracts	$77,814	$(8,159)	$(2,243)	$(13,569)
1    Represents changes in fair value of to-be-announced securities and other derivative instruments held to mitigate market risk of trading securities portfolio, which is offset by changes in fair value of trading securities also included in Brokerage and Trading Revenue in the Consolidated Statements of Earnings.

	Six Months Ended
	June 30, 2023		June 30, 2022
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts	4,109	—	7,281	—
Energy contracts	17,803	—	16,484	—
Foreign exchange contracts	84	—	306	—
Equity option contracts	—	—	—	—
Total customer risk management programs	21,996	—	24,071	—
Trading[1]	1,079	—	15,698	—
Internal risk management programs	—	(9,503)	—	(60,550)
Total derivative contracts	$23,075	$(9,503)	$39,769	$(60,550)
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

Portfolio segments of the loan portfolio are as follows (in thousands):

	June 30, 2023				December 31, 2022
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$3,492,786	$10,968,453	$73,277	$14,534,516	$3,392,422	$10,759,780	$60,297	$14,212,499
Commercial real estate	878,947	4,074,459	17,395	4,970,801	874,716	3,715,491	16,570	4,606,777
Loans to individuals	2,133,208	1,557,555	41,579	3,732,342	2,099,165	1,593,779	44,930	3,737,874
Total	$6,504,941	$16,600,467	$132,251	$23,237,659	$6,366,303	$16,069,050	$121,797	$22,557,150

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2023, outstanding commitments totaled $15.0 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management's credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At June 30, 2023, outstanding standby letters of credit totaled $722 million.

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
The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit is summarized as follows (in thousands):

	Three Months Ended
	June 30, 2023
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$139,898	$66,003	$43,559	$249,460
Provision for loan losses	5,420	14,300	237	19,957
Loans charged off	(2,797)	(4,000)	(1,252)	(8,049)
Recoveries of loans previously charged off	748	44	554	1,346
Ending balance	$143,269	$76,347	$43,098	$262,714

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$20,608	$40,211	$2,124	$62,943
Provision for off-balance sheet credit risk	(314)	(2,530)	(159)	(3,003)
Ending balance	$20,294	$37,681	$1,965	$59,940

	Six Months Ended
	June 30, 2023
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$131,586	$57,648	$46,470	$235,704
Provision for loan losses	11,750	24,726	(1,994)	34,482
Loans charged off	(2,809)	(6,208)	(2,699)	(11,716)
Recoveries	2,742	181	1,321	4,244
Ending balance	$143,269	$76,347	$43,098	$262,714

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$18,246	$40,490	$2,183	$60,919
Provision for off-balance sheet credit losses	2,048	(2,809)	(218)	(979)
Ending balance	$20,294	$37,681	$1,965	$59,940

	Three Months Ended
	June 30, 2022
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$151,448	$58,974	$36,051	$246,473
Provision for loan losses	(15,468)	4,085	5,225	(6,158)
Loans charged off	(6)	(78)	(1,284)	(1,368)
Recoveries of loans previously charged off	1,588	16	563	2,167
Ending balance	$137,562	$62,997	$40,555	$241,114

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$13,966	$20,465	$1,814	$36,245
Provision for off-balance sheet credit risk	1,873	4,205	(73)	6,005
Ending balance	$15,839	$24,670	$1,741	$42,250

	Six Months Ended
	June 30, 2022
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$162,056	$58,553	$35,812	$256,421
Provision for loan losses	(20,586)	4,553	5,908	(10,125)
Loans charged off	(6,087)	(269)	(2,817)	(9,173)
Recoveries of loans previously charged off	2,179	160	1,652	3,991
Ending balance	$137,562	$62,997	$40,555	$241,114

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$13,812	$17,442	$1,723	$32,977
Provision for off-balance sheet credit risk	2,027	7,228	18	9,273
Ending balance	$15,839	$24,670	$1,741	$42,250

A $17.0 million provision for credit losses was necessary for the second quarter of 2023, primarily related to higher assumed commercial real estate vacancy rates during the forecast period and overall loan portfolio growth during the quarter.

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each measurement method at June 30, 2023 is as follows (in thousands):

	Collectively Measured for General Allowances		Individually Measured for Specific Allowances		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$14,461,239	$135,453	$73,277	$7,816	$14,534,516	$143,269
Commercial real estate	4,953,406	74,797	17,395	1,550	4,970,801	76,347
Loans to individuals	3,690,763	43,098	41,579	—	3,732,342	43,098
Total	$23,105,408	$253,348	$132,251	$9,366	$23,237,659	$262,714

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

The following table summarizes the Company’s loan portfolio at June 30, 2023 by the risk grade categories and vintage (in thousands):

	Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Energy
Pass	$120,233	$99,929	$50,910	$8,713	$10,528	$10,884	$3,185,817	$—	$3,487,014
Accruing Substandard	—	—	—	—	651	1,050	—	—	1,701
Nonaccrual	—	—	—	—	—	117	19,920	—	20,037
Total energy	120,233	99,929	50,910	8,713	11,179	12,051	3,205,737	—	3,508,752
Loans charged-off, year-to-date	—	—	—	—	—	—	—	—	—
Healthcare
Pass	357,976	857,991	584,067	465,489	367,300	958,933	275,267	17	3,867,040
Special Mention	—	—	18,722	6,986	14,025	32,123	980	—	72,836
Accruing Substandard	—	540	—	—	—	12,518	1,700	—	14,758
Nonaccrual	—	—	—	—	25,967	10,786	—	—	36,753
Total healthcare	357,976	858,531	602,789	472,475	407,292	1,014,360	277,947	17	3,991,387
Loans charged-off, year-to-date	—	—	—	—	—	—	—	—	—
Services
Pass	378,254	681,854	461,897	262,276	158,543	759,638	820,662	607	3,523,731
Special Mention	—	18,244	252	180	623	2,171	3,963	—	25,433
Accruing Substandard	—	629	836	1,756	2,556	3,372	22,259	56	31,464
Nonaccrual	—	—	4,137	404	—	—	—	—	4,541
Total services	378,254	700,727	467,122	264,616	161,722	765,181	846,884	663	3,585,169
Loans charged-off, year-to-date	—	—	882	—	—	—	1,899	—	2,781
General business
Pass	443,873	624,377	292,674	158,127	158,780	339,584	1,327,452	2,352	3,347,219
Special Mention	898	3,461	7,449	44	114	1,485	15,563	—	29,014
Accruing Substandard	—	41,341	2,931	46	—	6,072	10,629	10	61,029
Nonaccrual	—	—	—	—	14	60	11,843	29	11,946
Total general business	444,771	669,179	303,054	158,217	158,908	347,201	1,365,487	2,391	3,449,208
Loans charged-off, year-to-date	—	—	—	2	—	12	4	10	28
Total commercial	1,301,234	2,328,366	1,423,875	904,021	739,101	2,138,793	5,696,055	3,071	14,534,516
Commercial real estate:
Pass	281,559	1,541,831	1,173,425	491,657	543,242	790,115	117,939	—	4,939,768
Special Mention	—	—	—	—	—	13,638	—	—	13,638
Nonaccrual	—	—	—	—	7,343	10,052	—	—	17,395
Total commercial real estate	281,559	1,541,831	1,173,425	491,657	550,585	813,805	117,939	—	4,970,801
Loans charged-off, year-to-date	—	—	—	—	—	6,208	—	—	6,208

	Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Loans to individuals:
Residential mortgage
Pass	190,406	339,049	359,330	363,831	59,080	267,776	356,384	22,218	1,958,074
Special Mention	—	246	—	1,347	—	355	3,388	—	5,336
Accruing Substandard	—	—	—	—	—	54	253	—	307
Nonaccrual	—	1,147	2,280	2,828	729	20,042	2,228	719	29,973
Total residential mortgage	190,406	340,442	361,610	368,006	59,809	288,227	362,253	22,937	1,993,690
Loans charged-off, year-to-date	—	—	7	—	—	4	1	—	12
Residential mortgage guaranteed by U.S. government agencies
Pass	—	1,184	2,089	5,872	7,690	157,862	—	—	174,697
Nonaccrual	—	—	—	299	641	10,533	—	—	11,473
Total residential mortgage guaranteed by U.S. government agencies	—	1,184	2,089	6,171	8,331	168,395	—	—	186,170
Personal:
Pass	83,233	230,418	175,862	151,387	130,574	199,122	575,095	249	1,545,940
Special Mention	—	47	82	49	7	3	6,056	—	6,244
Accruing Substandard	—	—	—	—	160	—	5	—	165
Nonaccrual	—	36	5	45	5	14	28	—	133
Total personal	83,233	230,501	175,949	151,481	130,746	199,139	581,184	249	1,552,482
Loans charged-off, year-to-date	—	43	40	16	—	2,584	4	1	2,688
Total loans to individuals	273,639	572,127	539,648	525,658	198,886	655,761	943,437	23,186	3,732,342
Total loans	$1,856,432	$4,442,324	$3,136,948	$1,921,336	$1,488,572	$3,608,359	$6,757,431	$26,257	$23,237,659

The following table summarizes the Company's loan portfolio at December 31, 2022 by the risk grade categories and vintage (in thousands):

	Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Energy
Pass	$157,745	$76,951	$30,284	$12,783	$5,992	$4,980	$3,104,906	$—	$3,393,641
Accruing Substandard	—	—	—	664	385	683	28,018	—	29,750
Nonaccrual	—	—	—	—	—	159	1,240	—	1,399
Total energy	157,745	76,951	30,284	13,447	6,377	5,822	3,134,164	—	3,424,790
Healthcare
Pass	932,097	604,886	476,854	404,204	464,989	618,163	245,898	20	3,747,111
Special Mention	—	—	—	20,071	—	18,859	4	—	38,934
Accruing Substandard	—	—	—	—	—	14,304	3,634	—	17,938
Nonaccrual	—	—	—	26,480	6,373	8,181	—	—	41,034
Total healthcare	932,097	604,886	476,854	450,755	471,362	659,507	249,536	20	3,845,017
Services
Pass	821,785	496,510	286,085	193,481	156,736	696,300	722,371	639	3,373,907
Special Mention	502	5,139	989	771	894	1,345	8,668	—	18,308
Accruing Substandard	—	—	—	2,459	43	2,789	17,665	122	23,078
Nonaccrual	—	5,570	449	—	—	2,389	7,820	—	16,228
Total services	822,287	507,219	287,523	196,711	157,673	702,823	756,524	761	3,431,521
General business
Pass	725,894	361,839	198,274	172,878	139,140	283,694	1,570,536	2,329	3,454,584
Special Mention	17,759	13,065	208	71	7	2,291	7,094	26	40,521
Accruing Substandard	—	2,169	66	4,130	4,680	3,287	94	4	14,430
Nonaccrual	—	—	1,052	14	72	5	485	8	1,636
Total general business	743,653	377,073	199,600	177,093	143,899	289,277	1,578,209	2,367	3,511,171
Total commercial	2,655,782	1,566,129	994,261	838,006	779,311	1,657,429	5,718,433	3,148	14,212,499

Commercial real estate:
Pass	1,188,483	1,158,002	552,616	641,102	247,625	633,304	161,616	—	4,582,748
Accruing Substandard	—	—	—	7,459	—	—	—	—	7,459
Nonaccrual	—	—	—	—	—	16,570	—	—	16,570
Total commercial real estate	1,188,483	1,158,002	552,616	648,561	247,625	649,874	161,616	—	4,606,777

	Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Loans to individuals:
Residential mortgage
Pass	354,497	373,190	393,002	63,142	40,525	260,625	352,126	22,176	1,859,283
Special Mention	—	81	42	—	142	388	527	87	1,267
Accruing Substandard	—	—	187	—	—	138	117	1	443
Nonaccrual	32	1,656	2,717	362	1,904	20,139	2,216	765	29,791
Total residential mortgage	354,529	374,927	395,948	63,504	42,571	281,290	354,986	23,029	1,890,784
Residential mortgage guaranteed by U.S. government agencies
Pass	289	2,254	9,000	10,722	17,244	191,426	—	—	230,935
Nonaccrual	—	—	299	1,460	2,319	10,927	—	—	15,005
Total residential mortgage guaranteed by U.S. government agencies	289	2,254	9,299	12,182	19,563	202,353	—	—	245,940
Personal:
Pass	254,497	193,095	154,887	172,114	68,871	201,278	549,187	332	1,594,261
Special Mention	47	28	40	12	17	—	6,003	4	6,151
Accruing Substandard	—	444	—	160	—	—	—	—	604
Nonaccrual	38	7	12	22	14	18	23	—	134
Total personal	254,582	193,574	154,939	172,308	68,902	201,296	555,213	336	1,601,150
Total loans to individuals	609,400	570,755	560,186	247,994	131,036	684,939	910,199	23,365	3,737,874
Total loans	$4,453,665	$3,294,886	$2,107,063	$1,734,561	$1,157,972	$2,992,242	$6,790,248	$26,513	$22,557,150

Nonaccruing Loans

A summary of nonaccruing loans at June 30, 2023 follows (in thousands):

	As of June 30, 2023
	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Energy	$20,037	$20,037	$—	$—
Healthcare	36,753	36,753	—	—
Services	4,541	404	4,137	3,218
General business	11,946	7,348	4,598	4,598
Total commercial	73,277	64,542	8,735	7,816

Commercial real estate	17,395	7,504	9,891	1,550

Loans to individuals:
Residential mortgage	29,973	29,973	—	—
Residential mortgage guaranteed by U.S. government agencies	11,473	11,473	—	—
Personal	133	133	—	—
Total loans to individuals	41,579	41,579	—	—

Total	$132,251	$113,625	$18,626	$9,366

A summary of nonaccruing loans at December 31, 2022 follows (in thousands):

	As of December 31, 2022
	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Energy	$1,399	$1,399	$—	$—
Healthcare	41,034	34,661	6,373	946
Services	16,228	7,835	8,393	3,074
General business	1,636	1,636	—	—
Total commercial	60,297	45,531	14,766	4,020

Commercial real estate	16,570	393	16,177	1,550

Loans to individuals:
Residential mortgage	29,791	29,791	—	—
Residential mortgage guaranteed by U.S. government agencies	15,005	15,005	—	—
Personal	134	134	—	—
Total loans to individuals	44,930	44,930	—	—

Total	$121,797	$90,854	$30,943	$5,570

Loan Modifications to Borrowers Experiencing Financial Difficulty

At June 30, 2023 the Company had $57.6 million of loan modifications to borrowers experiencing financial difficulty, including $36.9 million of healthcare loans, $10.7 million of residential mortgage loans guaranteed by U.S. government agencies and $9.5 million of general business loans. Modifications generally consist of interest rate reductions, an other than insignificant payment delay, term extension or a combination. During the six months ended June 30, 2023, $4.4 million of residential mortgage loans were modified and subsequently defaulted with $4.3 million of these defaulted loans being guaranteed by U.S. government agencies. A payment default is defined as being 30 or more days past due after modification.

Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans, as modified for short-term payment deferral forbearance.

A summary of loans currently performing and past due as of June 30, 2023 is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Energy	$3,508,752	$—	$—	$—	$3,508,752	$—
Healthcare	3,959,317	—	—	32,070	3,991,387	—
Services	3,582,538	2,172	55	404	3,585,169	—
General business	3,444,191	4,893	118	6	3,449,208	6
Total commercial	14,494,798	7,065	173	32,480	14,534,516	6

Commercial real estate	4,963,458	—	—	7,343	4,970,801	—

Loans to individuals:
Residential mortgage	1,976,973	10,537	2,850	3,330	1,993,690	54
Residential mortgage guaranteed by U.S. government agencies	75,333	30,504	18,302	62,031	186,170	55,782
Personal	1,548,084	3,185	1,009	204	1,552,482	160
Total loans to individuals	3,600,390	44,226	22,161	65,565	3,732,342	55,996

Total	$23,058,646	$51,291	$22,334	$105,388	$23,237,659	$56,002

A summary of loans currently performing and past due as of December 31, 2022 is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Energy	$3,424,766	$24	$—	$—	$3,424,790	$—
Healthcare	3,812,164	5,914	26,480	459	3,845,017	—
Services	3,423,042	1,060	2,461	4,958	3,431,521	—
General business	3,509,094	257	1,424	396	3,511,171	396
Total commercial	14,169,066	7,255	30,365	5,813	14,212,499	396

Commercial real estate	4,606,029	531	—	217	4,606,777	—

Loans to individuals:
Residential mortgage	1,872,155	10,632	1,828	6,169	1,890,784	114
Residential mortgage guaranteed by U.S. government agencies	108,019	36,119	19,400	82,402	245,940	75,604
Personal	1,600,595	502	21	32	1,601,150	—
Total loans to individuals	3,580,769	47,253	21,249	88,603	3,737,874	75,718

Total	$22,355,864	$55,039	$51,614	$94,633	$22,557,150	$76,114

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	June 30, 2023		December 31, 2022
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$93,379	$92,250	$74,941	$73,938
Residential mortgage loan commitments	55,031	1,829	45,492	1,054
Forward sales contracts	124,228	741	109,469	280
		$94,820		$75,272

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of June 30, 2023 or December 31, 2022. No credit losses were recognized on residential mortgage loans held for sale for the six month period ended June 30, 2023 and 2022.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Production revenue:
Net realized gains (losses) on sale of mortgage loans	$(296)	$3,158	$(2,027)	$10,041
Net change in unrealized gain (loss) on mortgage loans held for sale	(496)	2,307	(126)	(3,520)
Net change in the fair value of mortgage loan commitments	(865)	998	775	(2,300)
Net change in the fair value of forward sales contracts	1,373	(6,967)	461	330
Total production revenue	(284)	(504)	(917)	4,551
Servicing revenue	15,425	11,872	30,425	23,467
Total mortgage banking revenue	$15,141	$11,368	$29,508	$28,018

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

The following represents a summary of mortgage servicing rights (dollars in thousands):

	June 30, 2023	December 31, 2022
Number of residential mortgage loans serviced for others	116,980	110,541
Outstanding principal balance of residential mortgage loans serviced for others	$20,693,294	$18,863,201
Weighted average interest rate	3.58%	3.59%
Remaining term (in months)	283	283
The following represents activity in capitalized mortgage servicing rights (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning Balance	$299,803	$209,563	$277,608	$163,198
Additions	4,103	5,754	6,603	10,969
Acquisitions	—	44,867	31,138	44,867
Change in fair value due to principal payments	(8,445)	(7,357)	(13,829)	(15,317)
Change in fair value due to market assumption changes	9,261	17,485	3,202	66,595
Ending Balance	$304,722	$270,312	$304,722	$270,312

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

Mortgage servicing rights are not traded in active markets. Fair value is determined by discounting the projected net cash flows. Significant market assumptions used to determine fair value based on significant unobservable inputs were as follows:

	June 30, 2023	December 31, 2022
Discount rate – risk-free rate plus a market premium	9.44%	9.51%
Prepayment rate - based upon loan interest rate, original term and loan type	7.27%	7.54%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$69 - $94	$69 - $94
Delinquent loans	$150 - $500	$150 - $500
Loans in foreclosure	$875 - $8,000	$875 - $8,000
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	4.18%	4.06%
Primary/secondary mortgage rate spread	105 bps	105 bps
Delinquency rate	1.91%	2.33%

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

(6) Commitments and Contingent Liabilities

Litigation Contingencies

On June 24, 2015, BOKF, NA received a complaint that an employee had colluded with a bond issuer and an individual in misusing revenues pledged to municipal bonds for which BOKF, NA served as trustee under the bond indenture. The Company conducted an investigation and concluded that employees in one of its Corporate Trust offices had, with respect to a single group of affiliated bond issuances, violated Company policies and procedures. The relationship manager was terminated. The Company reported the circumstances to, and cooperated with an investigation by, the Securities and Exchange Commission ("SEC"). On September 7, 2016, BOKF, NA agreed to, and the SEC entered, a consent order finding that BOKF, NA had violated Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act and required BOKF, NA to disgorge $1,067,721 of fees and pay a civil penalty of $600,000. BOKF, NA disgorged the fees and paid the penalty. On August 26, 2016, BOKF, NA was sued in the United States District Court for New Jersey by two bondholders in a putative class action alleging BOKF, NA participated in the fraudulent sale of securities by the principals. While the action remains stayed with no current deadlines pending, plaintiffs recently informed the Court of their intent to request the stay be lifted in a joint status report. BOKF, NA plans to oppose the request to lift the stay. On September 14, 2016, BOKF, NA was sued in the District Court of Tulsa County, Oklahoma by 19 bondholders also alleging BOKF, NA participated in the fraudulent sale of securities by the principals. On April 18, 2023 seven plaintiffs dismissed their claims without prejudice. Discovery on the remaining plaintiff's claims is ongoing. Management is advised by counsel that, in the Tulsa County District Court action, a loss is not probable and that the loss, if any, cannot be reasonably estimated.

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

At June 30, 2023, the Company has $417 million in interests in various alternative investments generally consisting of unconsolidated limited partnership interests in entities for which investment return is in the form of low income housing tax credits or other investments in merchant banking activities. These investments are recognized in Other assets on the Consolidated Balance Sheets. This investment balance also includes $101 million of unfunded commitments included in Other liabilities on the Consolidated Balance Sheets.

(7) Shareholders' Equity

On August 1, 2023, the Company declared a quarterly cash dividend of $0.54 per common share payable on or about August 30, 2023 to shareholders of record as of August 15, 2023.

Dividends declared were $0.54 and $1.08 per share during the three and six months ended June 30, 2023 and $0.53 and $1.06 per share during the three and six months ended June 30, 2022.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Investment Securities Transferred from AFS	Employee Benefit Plans	Total
Balance, Dec. 31, 2021	$69,775	$—	$2,596	$72,371
Net change in unrealized gain (loss)	(881,577)	—	—	(881,577)
Transfer of net unrealized loss from AFS to investment securities	267,509	(267,509)	—	—
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	—	2,455	—	2,455
Gain on available for sale securities, net	(2,125)	—	—	(2,125)
Other comprehensive loss, before income taxes	(616,193)	(265,054)	—	(881,247)
Federal and state income taxes	(144,215)	(62,033)	—	(206,248)
Other comprehensive loss, net of income taxes	(471,978)	(203,021)	—	(674,999)
Balance, June 30, 2022	$(402,203)	$(203,021)	$2,596	$(602,628)

Balance, Dec. 31, 2022	$(664,618)	$(172,337)	$—	$(836,955)
Net change in unrealized gain (loss)	(36,363)	—	—	(36,363)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	—	32,084	—	32,084
Loss on available for sale securities, net	3,010	—	—	3,010
Other comprehensive income (loss), before income taxes	(33,353)	32,084	—	(1,269)
Federal and state income taxes	(8,839)	7,287	—	(1,552)
Other comprehensive income (loss), net of income taxes	(24,514)	24,797	—	283
Balance, June 30, 2023	$(689,132)	$(147,540)	$—	$(836,672)

(8) Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$151,308	$132,846	$313,676	$195,334
Less: Earnings allocated to participating securities	1,202	949	2,457	1,400
Numerator for basic earnings per share – income available to common shareholders	150,106	131,897	311,219	193,934
Effect of reallocating undistributed earnings of participating securities	—	—	—	—
Numerator for diluted earnings per share – income available to common shareholders	$150,106	$131,897	$311,219	$193,934

Denominator:
Weighted average shares outstanding	66,521,728	67,938,607	66,684,603	68,105,679
Less: Participating securities included in weighted average shares outstanding	527,596	484,859	522,555	489,283
Denominator for basic earnings per common share	65,994,132	67,453,748	66,162,048	67,616,396
Dilutive effect of employee stock compensation plans	—	1,424	—	1,438
Denominator for diluted earnings per common share	65,994,132	67,455,172	66,162,048	67,617,834

Basic earnings per share	$2.27	$1.96	$4.70	$2.87
Diluted earnings per share	$2.27	$1.96	$4.70	$2.87

(9) Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2023 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$299,712	$17,828	$4,415	$306	$322,261
Net interest revenue (expense) from internal sources	(39,613)	95,563	44,937	(100,887)	—
Net interest revenue (expense)	260,099	113,391	49,352	(100,581)	322,261
Net loans charged off and provision for credit losses	6,000	1,129	(45)	9,916	17,000
Net interest revenue after provision for credit losses	254,099	112,262	49,397	(110,497)	305,261
Other operating revenue	68,828	32,277	123,043	(15,099)	209,049
Other operating expense	77,479	52,340	84,859	103,995	318,673
Net direct contribution	245,448	92,199	87,581	(229,591)	195,637
Gain (loss) on financial instruments, net	231	(10,257)	—	10,026	—
Change in fair value of mortgage servicing rights	—	9,261	—	(9,261)	—
Gain (loss) on repossessed assets, net	408	—	—	(408)	—
Corporate expense allocations	21,404	12,318	12,574	(46,296)	—
Net income (loss) before taxes	224,683	78,885	75,007	(182,938)	195,637
Federal and state income taxes	54,504	18,553	17,690	(46,746)	44,001
Net income (loss)	170,179	60,332	57,317	(136,192)	151,636
Net income attributable to non-controlling interests	—	—	—	328	328
Net income (loss) attributable to BOK Financial Corp. shareholders	$170,179	$60,332	$57,317	$(136,520)	$151,308

Average assets	$28,170,869	$9,597,723	$12,949,258	$(2,809,743)	$47,908,107

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2023 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$587,970	$38,974	$25,355	$22,310	$674,609
Net interest revenue (expense) from internal sources	(60,714)	183,798	78,103	(201,187)	—
Net interest revenue	527,256	222,772	103,458	(178,877)	674,609
Net loans charged off and provision for credit losses	6,076	2,313	(69)	24,680	33,000
Net interest revenue after provision for credit losses	521,180	220,459	103,527	(203,557)	641,609
Other operating revenue	125,673	62,887	231,954	(33,600)	386,914
Other operating expense	150,613	102,538	166,898	204,436	624,485
Net direct contribution	496,240	180,808	168,583	(441,593)	404,038
Gain (loss) on financial instruments, net	173	(14,930)	—	14,757	—
Change in fair value of mortgage servicing rights	—	3,202	—	(3,202)	—
Gain (loss) on repossessed assets, net	1,267	14	—	(1,281)	—
Corporate expense allocations	39,122	23,940	24,934	(87,996)	—
Net income (loss) before taxes	458,558	145,154	143,649	(343,323)	404,038
Federal and state income taxes	111,073	34,139	33,885	(89,191)	89,906
Net income (loss)	347,485	111,015	109,764	(254,132)	314,132
Net income attributable to non-controlling interests	—	—	—	456	456
Net income (loss) attributable to BOK Financial Corp. shareholders	$347,485	$111,015	$109,764	$(254,588)	$313,676

Average assets	$28,166,923	$9,765,186	$12,309,730	$(3,291,232)	$46,950,607

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2022 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$172,995	$16,784	$39,412	$44,827	$274,018
Net interest revenue (expense) from internal sources	(6,452)	17,002	(1,665)	(8,885)	—
Net interest revenue	166,543	33,786	37,747	35,942	274,018
Net loans charged off and provision for credit losses	(1,502)	1,196	(60)	366	—
Net interest revenue after provision for credit losses	168,045	32,590	37,807	35,576	274,018
Other operating revenue	61,688	30,089	86,761	(9,921)	168,617
Other operating expense	69,631	52,660	76,393	74,971	273,655
Net direct contribution	160,102	10,019	48,175	(49,316)	168,980
Gain (loss) on financial instruments, net	61	(15,860)	—	15,799	—
Change in fair value of mortgage servicing rights	—	17,485	—	(17,485)	—
Gain (loss) on repossessed assets, net	(4,515)	93	—	4,422	—
Corporate expense allocations	16,617	10,120	12,503	(39,240)	—
Net income before taxes	139,031	1,617	35,672	(7,340)	168,980
Federal and state income taxes	33,916	378	8,385	(6,557)	36,122
Net income	105,115	1,239	27,287	(783)	132,858
Net loss attributable to non-controlling interests	—	—	—	12	12
Net income attributable to BOK Financial Corp. shareholders	$105,115	$1,239	$27,287	$(795)	$132,846

Average assets	$29,269,712	$10,338,191	$16,902,721	$(9,222,090)	$47,288,534

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2022 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$320,585	$33,699	$95,643	$92,502	$542,429
Net interest revenue (expense) from internal sources	(17,031)	27,294	(2,130)	(8,133)	—
Net interest revenue	303,554	60,993	93,513	84,369	542,429
Net loans charged off and provision for credit losses	3,841	2,308	(131)	(6,018)	—
Net interest revenue after provision for credit losses	299,713	58,685	93,644	90,387	542,429
Other operating revenue	119,115	64,050	111,779	(38,471)	256,473
Other operating expense	134,521	101,449	151,012	164,291	551,273
Net direct contribution	284,307	21,286	54,411	(112,375)	247,629
Gain (loss) on financial instruments, net	(143)	(73,755)	—	73,898	—
Change in fair value of mortgage servicing rights	—	66,595	—	(66,595)	—
Gain (loss) on repossessed assets, net	(2,722)	138	—	2,584	—
Corporate expense allocations	32,847	22,200	24,575	(79,622)	—
Net income before taxes	248,595	(7,936)	29,836	(22,866)	247,629
Federal and state income taxes	60,951	(1,858)	7,070	(13,844)	52,319
Net income	187,644	(6,078)	22,766	(9,022)	195,310
Net loss attributable to non-controlling interests	—	—	—	(24)	(24)
Net income attributable to BOK Financial Corp. shareholders	$187,644	$(6,078)	$22,766	$(8,998)	$195,334

Average assets	$29,545,278	$10,306,218	$19,101,045	$(10,036,777)	$48,915,764

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

Fees and commissions revenue by reportable segment and primary service line is as follows for the three months ended June 30, 2023.

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$36,921	$—	$36,921	$36,921	$—
Customer hedging revenue	12,839	—	(159)	962	13,642	13,642	—
Retail brokerage revenue	—	—	3,321	—	3,321	—	3,321
Insurance brokerage revenue	—	—	2,857	—	2,857	—	2,857
Investment banking revenue	3,514	—	4,751	—	8,265	3,452	4,813
Brokerage and trading revenue	16,353	—	47,691	962	65,006	54,015	10,991
TransFund EFT network revenue	20,483	907	(17)	2	21,375	—	21,375
Merchant services revenue	2,494	10	—	—	2,504	—	2,504
Corporate card revenue	1,834	—	184	106	2,124	—	2,124
Transaction card revenue	24,811	917	167	108	26,003	—	26,003
Personal trust revenue	—	—	25,799	—	25,799	—	25,799
Corporate trust revenue	—	—	7,201	—	7,201	—	7,201
Institutional trust & retirement plan services revenue	—	—	13,223	—	13,223	—	13,223
Investment management services and other revenue	—	—	6,775	(1)	6,774	—	6,774
Fiduciary and asset management revenue	—	—	52,998	(1)	52,997	—	52,997
Commercial account service charge revenue	13,364	530	488	(2)	14,380	—	14,380
Overdraft fee revenue	32	5,066	42	1	5,141	—	5,141
Check card revenue	—	5,976	—	(1)	5,975	—	5,975
Automated service charge and other deposit fee revenue	267	1,233	103	1	1,604	—	1,604
Deposit service charges and fees	13,663	12,805	633	(1)	27,100	—	27,100
Mortgage production revenue	—	(284)	—	—	(284)	(284)	—
Mortgage servicing revenue	—	15,993	—	(568)	15,425	15,425	—
Mortgage banking revenue	—	15,709	—	(568)	15,141	15,141	—
Other revenue	4,877	2,930	21,561	(15,118)	14,250	8,166	6,084
Total fees and commissions revenue	$59,704	$32,361	$123,050	$(14,618)	$200,497	$77,322	$123,175
1     Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.
2    In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the six months ended June 30, 2023.

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$64,519	$—	$64,519	$64,519	$—
Customer hedging revenue	19,326	—	(59)	2,729	21,996	21,996	—
Retail brokerage revenue	—	—	7,165	—	7,165	—	7,165
Insurance brokerage revenue	—	—	6,163	—	6,163	—	6,163
Investment banking revenue	7,212	—	10,347	—	17,559	7,050	10,509
Brokerage and trading revenue	26,538	—	88,135	2,729	117,402	93,565	23,837
TransFund EFT network revenue	40,982	1,815	(34)	4	42,767	—	42,767
Merchant services revenue	4,644	18	—	—	4,662	—	4,662
Corporate card revenue	3,619	—	361	215	4,195	—	4,195
Transaction card revenue	49,245	1,833	327	219	51,624	—	51,624
Personal trust revenue	—	—	49,744	—	49,744	—	49,744
Corporate trust revenue	—	—	14,861	—	14,861	—	14,861
Institutional trust & retirement plan services revenue	—	—	26,058	—	26,058	—	26,058
Investment management services and other revenue	—	—	13,013	(22)	12,991	—	12,991
Fiduciary and asset management revenue	—	—	103,676	(22)	103,654	—	103,654
Commercial account service charge revenue	26,235	1,029	965	(2)	28,227	—	28,227
Overdraft fee revenue	57	9,894	62	1	10,014	—	10,014
Check card revenue	—	11,614	—	—	11,614	—	11,614
Automated service charge and other deposit fee revenue	504	2,546	162	1	3,213	—	3,213
Deposit service charges and fees	26,796	25,083	1,189	—	53,068	—	53,068
Mortgage production revenue	—	(917)	—	—	(917)	(917)	—
Mortgage servicing revenue	—	31,551	—	(1,126)	30,425	30,425	—
Mortgage banking revenue	—	30,634	—	(1,126)	29,508	29,508	—
Other revenue	12,960	5,392	38,634	(25,766)	31,220	16,727	14,493
Total fees and commissions revenue	$115,539	$62,942	$231,961	$(23,966)	$386,476	$139,800	$246,676
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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the three and six months ended June 30, 2023 and 2022, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the three and six months ended June 30, 2023 and 2022 were immaterial.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at June 30, 2023 or December 31, 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of June 30, 2023 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government securities	$46,994	$4,963	$42,031	$—
Residential agency mortgage-backed securities	5,334,372	—	5,334,372	—
Municipal securities	49,595	—	49,595	—
Other trading securities	11,403	—	11,403	—
Total trading securities	5,442,364	4,963	5,437,401	—
Available for sale securities:
U.S. Treasury	901	901	—	—
Municipal securities	491,715	—	491,715	—
Residential agency mortgage-backed securities	6,114,202	—	6,114,202	—
Residential non-agency mortgage-backed securities	699,178	—	699,178	—
Commercial agency mortgage-backed securities	4,632,054	—	4,632,054	—
Other debt securities	473	—	—	473
Total available for sale securities	11,938,523	901	11,937,149	473
Fair value option securities — Residential agency mortgage-backed securities	212,321	—	212,321	—
Residential mortgage loans held for sale[1]	94,820	—	87,572	7,248
Mortgage servicing rights[2]	304,722	—	—	304,722
Derivative contracts, net of cash collateral[3]	353,037	2,506	350,531	—
Liabilities:
Derivative contracts, net of cash collateral[3]	550,653	4	550,649	—
1Residential mortgage loans held for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards and are valued at 78.99% of the unpaid principal balance.
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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at June 30, 2023 for which the fair value was adjusted during the six months ended June 30, 2023:

				Fair Value Adjustments for the
	Carrying Value at June 30, 2023			Three Months Ended June 30, 2023 Recognized in:		Six Months Ended June 30, 2023 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Nonaccruing loans	$—	$—	$12,048	$6,797	$—	$8,787	$—
Real estate and other repossessed assets	—	547	—	—	—	—	(101)

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of June 30, 2023 follows (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$12,048	Discounted cash flows	Management knowledge of industry and non-real estate collateral	44% - 62% (58%)[1]
1    Represents fair value as a percentage of the unpaid principal balance.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of June 30, 2022 follows (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$126	Discounted cash flows	Management knowledge of industry and non-real estate collateral including, but not limited to, recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	25% - 25% (25%)[1]
Real estate and other repossessed assets	1,699	Discounted cash flows	Management knowledge of industry and non-real estate collateral	N/A
1    Represents fair value as a percentage of the unpaid principal balance.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or are measured at fair value on a non-recurring basis as of June 30, 2023 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$875,714	$875,714	$875,714	$—	$—
Interest-bearing cash and cash equivalents	571,616	571,616	571,616	—	—
Trading securities:
U.S. government securities	46,994	46,994	4,963	42,031	—
Residential agency mortgage-backed securities	5,334,372	5,334,372	—	5,334,372	—
Municipal securities	49,595	49,595	—	49,595	—
Other trading securities	11,403	11,403	—	11,403	—
Total trading securities	5,442,364	5,442,364	4,963	5,437,401	—
Investment securities:
Municipal securities	136,803	141,587	—	17,567	124,020
Residential agency mortgage-backed securities	2,205,685	2,014,427	—	2,014,427	—
Commercial agency mortgage-backed securities	15,760	14,636	—	14,636	—
Other debt securities	16,288	14,734	—	14,734	—
Total investment securities	2,374,536	2,185,384	—	2,061,364	124,020
Allowance for credit losses	(465)	—	—	—	—
Investment securities, net of allowance	2,374,071	2,185,384	—	2,061,364	124,020
Available for sale securities:
U.S. Treasury	901	901	901	—	—
Municipal securities	491,715	491,715	—	491,715	—
Residential agency mortgage-backed securities	6,114,202	6,114,202	—	6,114,202	—
Residential non-agency mortgage-backed securities	699,178	699,178	—	699,178	—
Commercial agency mortgage-backed securities	4,632,054	4,632,054	—	4,632,054	—
Other debt securities	473	473	—	—	473
Total available for sale securities	11,938,523	11,938,523	901	11,937,149	473
Fair value option securities — Residential agency mortgage-backed securities	212,321	212,321	—	212,321	—
Residential mortgage loans held for sale	94,820	94,820	—	87,572	7,248
Loans:
Commercial	14,534,516	14,428,246	—	—	14,428,246
Commercial real estate	4,970,801	4,839,799	—	—	4,839,799
Loans to individuals	3,732,342	3,578,079	—	—	3,578,079
Total loans	23,237,659	22,846,124	—	—	22,846,124
Allowance for loan losses	(262,714)	—	—	—	—
Loans, net of allowance	22,974,945	22,846,124	—	—	22,846,124
Mortgage servicing rights	304,722	304,722	—	—	304,722
Derivative instruments with positive fair value, net of cash collateral	353,037	353,037	2,506	350,531	—
Deposits with no stated maturity	30,588,466	30,588,466	—	—	30,588,466
Time deposits	2,706,377	2,672,789	—	—	2,672,789
Other borrowed funds	9,223,920	9,221,872	—	—	9,221,872
Subordinated debentures	131,154	112,501	—	112,501	—
Derivative instruments with negative fair value, net of cash collateral	550,653	550,653	4	550,649	—

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

(12) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on June 30, 2023 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Six-Month Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In thousands, except per share data)	Six Months Ended
	June 30, 2023			June 30, 2022
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$662,788	$16,058	4.89%	$946,442	$2,210	0.47%
Trading securities	3,656,819	81,955	4.51%	6,340,099	64,050	1.81%
Investment securities	2,440,778	17,676	1.45%	404,239	6,060	3.00%
Available for sale securities	11,886,960	183,961	2.94%	12,672,942	116,900	1.80%
Fair value option securities	272,769	7,009	5.13%	65,128	928	2.86%
Restricted equity securities	334,431	12,237	7.32%	166,118	2,491	3.00%
Residential mortgage loans held for sale	69,385	2,071	5.82%	163,853	2,953	3.62%
Loans	22,683,791	770,614	6.85%	20,762,329	385,767	3.75%
Allowance for loan losses	(245,938)			(250,105)
Loans, net of allowance	22,437,853	770,614	6.92%	20,512,224	385,767	3.79%
Total earning assets	41,761,783	1,091,581	5.18%	41,271,045	581,359	2.76%
Receivable on unsettled securities sales	170,570			416,616
Cash and other assets	5,018,254			7,228,034
Total assets	$46,950,607			$48,915,695
Liabilities and equity
Interest-bearing deposits:
Transaction	$18,503,496	$207,208	2.26%	$21,895,619	$16,797	0.15%
Savings	942,575	738	0.16%	964,544	149	0.03%
Time	1,778,532	23,994	2.72%	1,480,441	4,514	0.61%
Total interest-bearing deposits	21,224,603	231,940	2.20%	24,340,604	21,460	0.18%
Funds purchased and repurchase agreements	2,720,397	56,355	4.18%	1,612,144	6,306	0.79%
Other borrowings	4,895,893	119,904	4.94%	1,225,321	4,376	0.72%
Subordinated debentures	131,159	4,288	6.59%	131,223	2,775	4.26%
Total interest-bearing liabilities	28,972,052	412,487	2.87%	27,309,292	34,917	0.26%
Non-interest bearing demand deposits	11,698,414			15,132,828
Due on unsettled securities purchases	376,876			449,331
Other liabilities	1,010,011			1,085,302
Total equity	4,893,254			4,938,942
Total liabilities and equity	$46,950,607			$48,915,695
Tax-equivalent Net Interest Revenue		$679,094	2.31%		$546,442	2.50%
Tax-equivalent Net Interest Revenue to Earning Assets			3.22%			2.60%
Less tax-equivalent adjustment		4,485			4,013
Net Interest Revenue		674,609			542,429
Provision for credit losses		33,000			—
Other operating revenue		386,914			256,473
Other operating expense		624,485			551,273
Income before taxes		404,038			247,629
Federal and state income taxes		89,906			52,319
Net income		314,132			195,310
Net income (loss) attributable to non-controlling interests		456			(24)
Net income attributable to BOK Financial Corp. shareholders		$313,676			$195,334
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$4.70			$2.87
Diluted		$4.70			$2.87
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

Quarterly Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In thousands, except per share data)	Three Months Ended
	June 30, 2023			March 31, 2023
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$708,475	$9,552	5.41%	$616,596	$6,506	4.28%
Trading securities	4,274,803	47,882	4.50%	3,031,969	34,073	4.52%
Investment securities, net of allowance	2,408,122	8,659	1.44%	2,473,796	9,017	1.46%
Available for sale securities	12,033,597	94,849	3.00%	11,738,693	89,112	2.87%
Fair value option securities	245,469	3,116	5.07%	300,372	3,893	5.17%
Restricted equity securities	351,944	6,429	7.31%	316,724	5,808	7.34%
Residential mortgage loans held for sale	72,959	1,092	5.85%	65,769	979	5.79%
Loans	22,889,054	400,988	7.03%	22,476,247	369,626	6.67%
Allowance for loan losses	(252,890)			(238,909)
Loans, net of allowance	22,636,164	400,988	7.10%	22,237,338	369,626	6.74%
Total earning assets	42,731,533	572,567	5.29%	40,781,257	519,014	5.06%
Receivable on unsettled securities sales	163,903			177,312
Cash and other assets	5,012,671			5,023,899
Total assets	$47,908,107			$45,982,468
Liabilities and equity
Interest-bearing deposits:
Transaction	$18,368,592	$119,272	2.60%	$18,639,900	$87,936	1.91%
Savings	926,882	490	0.21%	958,443	248	0.10%
Time	2,076,037	16,904	3.27%	1,477,720	7,090	1.95%
Total interest-bearing deposits	21,371,511	136,666	2.56%	21,076,063	95,274	1.83%
Funds purchased and repurchase agreements	3,670,994	41,905	4.58%	1,759,237	14,450	3.33%
Other borrowings	5,275,291	67,316	5.12%	4,512,280	52,588	4.73%
Subordinated debentures	131,153	2,219	6.79%	131,166	2,069	6.40%
Total interest-bearing liabilities	30,448,949	248,106	3.27%	27,478,746	164,381	2.43%
Non-interest bearing demand deposits	10,998,201			12,406,408
Due on unsettled securities purchases	436,353			316,738
Other liabilities	1,079,692			939,553
Total equity	4,944,912			4,841,023
Total liabilities and equity	$47,908,107			$45,982,468
Tax-equivalent Net Interest Revenue		$324,461	2.02%		$354,633	2.63%
Tax-equivalent Net Interest Revenue to Earning Assets			3.00%			3.45%
Less tax-equivalent adjustment		2,200			2,285
Net Interest Revenue		322,261			352,348
Provision for credit losses		17,000			16,000
Other operating revenue		209,049			177,865
Other operating expense		318,673			305,812
Income before taxes		195,637			208,401
Federal and state income taxes		44,001			45,905
Net income		151,636			162,496
Net income (loss) attributable to non-controlling interests		328			128
Net income attributable to BOK Financial Corp. shareholders		$151,308			$162,368
Earnings Per Average Common Share Equivalent:
Basic		$2.27			$2.43
Diluted		$2.27			$2.43
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

(In thousands, except per share data)	Three Months Ended
	December 31, 2022			September 30, 2022
	Average Balance	Revenue /Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate
Assets
Interest-bearing cash and cash equivalents	$568,307	$5,822	4.06%	$748,263	$3,520	1.87%
Trading securities	3,086,985	28,473	3.70%	3,178,068	22,772	2.72%
Investment securities, net of allowance	2,535,305	9,223	1.46%	2,593,989	9,207	1.42%
Available for sale securities	10,953,851	73,317	2.54%	10,306,257	59,144	2.21%
Fair value option securities	92,012	931	4.40%	36,846	286	2.98%
Restricted equity securities	216,673	3,088	5.70%	173,656	2,703	6.23%
Residential mortgage loans held for sale	98,613	1,390	5.56%	132,685	1,684	5.05%
Loans	21,976,004	331,649	5.99%	21,599,232	265,997	4.89%
Allowance for loan losses	(242,450)			(241,136)
Loans, net of allowance	21,733,554	331,649	6.06%	21,358,096	265,997	4.94%
Total earning assets	39,285,300	453,893	4.53%	38,527,860	365,313	3.71%
Receivable on unsettled securities sales	194,996			219,113
Cash and other assets	5,729,322			6,372,229
Total assets	$45,209,618			$45,119,202
Liabilities and equity
Interest-bearing deposits:
Transaction	$18,898,315	$60,893	1.28%	$19,556,806	$31,266	0.63%
Savings	969,275	205	0.08%	978,596	135	0.05%
Time	1,417,606	4,476	1.25%	1,409,069	3,314	0.93%
Total interest-bearing deposits	21,285,196	65,574	1.22%	21,944,471	34,715	0.63%
Funds purchased and repurchase agreements	1,046,447	5,407	2.05%	800,759	1,445	0.72%
Other borrowings	2,523,195	25,961	4.08%	1,528,887	8,988	2.33%
Subordinated debentures	131,180	2,038	6.16%	131,199	1,677	5.07%
Total interest-bearing liabilities	24,986,018	98,980	1.57%	24,405,316	46,825	0.76%
Non-interest bearing demand deposits	14,176,189			15,105,305
Due on unsettled securities purchases	575,957			331,428
Other liabilities	853,134			501,731
Total equity	4,618,320			4,775,422
Total liabilities and equity	$45,209,618			$45,119,202
Tax-equivalent Net Interest Revenue		$354,913	2.96%		$318,488	2.95%
Tax-equivalent Net Interest Revenue to Earning Assets			3.54%			3.24%
Less tax-equivalent adjustment		2,287			2,163
Net Interest Revenue		352,626			316,325
Provision for credit losses		15,000			15,000
Other operating revenue		197,086			189,698
Other operating expense		318,456			294,751
Income before taxes		216,256			196,272
Federal and state income taxes		47,864			39,681
Net income		168,392			156,591
Net income attributable to non-controlling interests		(37)			81
Net income attributable to BOK Financial Corp. shareholders		$168,429			$156,510
Earnings Per Average Common Share Equivalent:
Basic		$2.51			$2.32
Diluted		$2.51			$2.32
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

(In thousands, except per share data)	Three Months Ended
	June 30, 2022
	Average Balance	Revenue / Expense	Yield / Rate
Assets
Interest-bearing cash and cash equivalents	$843,619	$1,737	0.83%
Trading securities	4,166,954	23,009	2.00%
Investment securities, net of allowance	610,983	3,585	2.35%
Available for sale securities	12,258,072	58,882	1.84%
Fair value option securities	54,832	437	2.92%
Restricted equity securities	167,732	1,384	3.30%
Residential mortgage loans held for sale	148,183	1,559	4.22%
Loans	21,057,714	205,694	3.92%
Allowance for loan losses	(246,064)
Loans, net of allowance	20,811,650	205,694	3.96%
Total earning assets	39,062,025	296,287	2.96%
Receivable on unsettled securities sales	457,165
Cash and other assets	7,769,208
Total assets	$47,288,398
Liabilities and equity
Interest-bearing deposits:
Transaction	$21,037,294	$11,454	0.22%
Savings	981,493	76	0.03%
Time	1,373,036	2,332	0.68%
Total interest-bearing deposits	23,391,823	13,862	0.24%
Funds purchased and repurchase agreements	1,224,134	1,608	0.53%
Other borrowings	1,301,358	3,286	1.01%
Subordinated debentures	131,219	1,473	4.50%
Total interest-bearing liabilities	26,048,534	20,229	0.31%
Non-interest bearing demand deposits	15,202,597
Due on unsettled securities purchases	380,332
Other liabilities	924,605
Total equity	4,732,330
Total liabilities and equity	$47,288,398
Tax-equivalent Net Interest Revenue		$276,058	2.65%
Tax-equivalent Net Interest Revenue to Earning Assets			2.76%
Less tax-equivalent adjustment		2,040
Net Interest Revenue		274,018
Provision for credit losses		—
Other operating revenue		168,617
Other operating expense		273,655
Income before taxes		168,980
Federal and state income taxes		36,122
Net income		132,858
Net income (loss) attributable to non-controlling interests		12
Net income attributable to BOK Financial Corp. shareholders		$132,846
Earnings Per Average Common Share Equivalent:
Basic		$1.96
Diluted		$1.96
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

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022
Interest revenue	$570,367	$516,729	$451,606	$363,150	$294,247
Interest expense	248,106	164,381	98,980	46,825	20,229
Net interest revenue	322,261	352,348	352,626	316,325	274,018
Provision for credit losses	17,000	16,000	15,000	15,000	—
Net interest revenue after provision for credit losses	305,261	336,348	337,626	301,325	274,018
Other operating revenue
Brokerage and trading revenue	65,006	52,396	63,008	61,006	44,043
Transaction card revenue	26,003	25,621	27,136	25,974	26,940
Fiduciary and asset management revenue	52,997	50,657	49,899	50,190	49,838
Deposit service charges and fees	27,100	25,968	26,429	28,703	28,500
Mortgage banking revenue	15,141	14,367	10,065	11,282	11,368
Other revenue	14,250	16,970	17,034	15,479	12,684
Total fees and commissions	200,497	185,979	193,571	192,634	173,373
Other gains (losses), net	12,618	2,251	8,427	979	(7,639)
Gain (loss) on derivatives, net	(8,159)	(1,344)	4,548	(17,009)	(13,569)
Loss on fair value option securities, net	(2,158)	(2,962)	(2,568)	(4,368)	(2,221)
Change in fair value of mortgage servicing rights	9,261	(6,059)	(2,904)	16,570	17,485
Gain (loss) on available for sale securities, net	(3,010)	—	(3,988)	892	1,188
Total other operating revenue	209,049	177,865	197,086	189,698	168,617
Other operating expense
Personnel	190,652	182,145	186,419	170,348	154,923
Business promotion	7,640	8,569	7,470	6,127	6,325
Charitable contributions to BOKF Foundation	1,142	—	2,500	—	—
Professional fees and services	12,777	13,048	18,365	14,089	12,475
Net occupancy and equipment	30,105	28,459	29,227	29,296	27,489
Insurance	6,974	7,315	4,677	4,306	4,728
Data processing and communications	45,307	44,802	43,048	41,743	41,280
Printing, postage and supplies	3,728	3,893	3,890	4,349	3,929
Amortization of intangible assets	3,474	3,391	3,736	3,943	4,049
Mortgage banking costs	8,300	5,782	9,016	9,504	9,437
Other expense	8,574	8,408	10,108	11,046	9,020
Total other operating expense	318,673	305,812	318,456	294,751	273,655
Net income before taxes	195,637	208,401	216,256	196,272	168,980
Federal and state income taxes	44,001	45,905	47,864	39,681	36,122
Net income	151,636	162,496	168,392	156,591	132,858
Net income (loss) attributable to non-controlling interests	328	128	(37)	81	12
Net income attributable to BOK Financial Corporation shareholders	$151,308	$162,368	$168,429	$156,510	$132,846

Earnings per share:
Basic	$2.27	$2.43	$2.51	$2.32	$1.96
Diluted	$2.27	$2.43	$2.51	$2.32	$1.96
Average shares used in computation:
Basic	65,994,132	66,331,775	66,627,955	67,003,199	67,453,748
Diluted	65,994,132	66,331,775	66,627,955	67,004,623	67,455,172

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

Recent events affecting the financial services industry have generated significant market volatility among publicly traded bank holding companies with particular focus on regional banks. These events occurred following a period of rapidly rising interest rates, which resulted in unrealized losses in longer duration securities and loans held by banks as well as more competition for bank deposits. These recent events have, and may continue to, adversely impact the market price and volatility of the Company’s stock. Potentially adverse changes to laws or regulations governing banks and bank holding companies may occur, including but not limited to, increased regulatory scrutiny in the course of routine examinations or otherwise and new regulations directed towards banks of similar size, which could increase the costs of doing business. As a result of recent bank failures the FDIC proposed a special assessment to replenish the Deposit Insurance Fund. If finalized, the special assessment will increase FDIC insurance premiums above the recently increased levels which will result in higher costs.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1 to April 30, 2023	—	$—	—	4,238,523
May 1 to May 31, 2023	138,000	$81.66	138,000	4,100,523
June 1 to June 30, 2023	128,000	$86.69	128,000	3,972,523
Total	266,000		266,000
1On November 1, 2022, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock. As of June 30, 2023, the Company had repurchased 1,027,477 shares under this plan. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations and other factors.
2The Company may repurchase mature shares from employees to cover the exercise price and taxes in connection with employee equity compensation.
Item 5. Other Information

Trading Plans

No Company director or officer (as defined in Exchange Act Rule 16a-1(f)) has adopted, modified or terminated any trading arrangements during the second quarter of 2023.

Certain of our officers or directors have made elections to participate in, and are participating in, our dividend reinvestment plan and 401(k) plan, and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes on issuances of shares to such officers or directors, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

Items 3 and 4 are not applicable and have been omitted.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOK FINANCIAL CORPORATION
(Registrant)

Date:        August 2, 2023

/s/ Martin E. Grunst
Martin E. Grunst
Executive Vice President and
Chief Financial Officer

/s/ Michael J. Rogers
Michael J. Rogers
Senior Vice President and
Chief Accounting Officer