Form 10-Q
period 2023-09-30
BOK FINANCIAL CORP
filed 2023-11-01
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 65,664,840 shares of common stock ($.00006 par value) as of September 30, 2023.

BOK Financial Corporation
Form 10-Q
Quarter Ended September 30, 2023

Management's Discussion and Analysis of Financial Condition and Results of Operations
Performance Summary

BOK Financial Corporation ("the Company") reported net income of $134.5 million or $2.04 per diluted share for the third quarter of 2023 compared to $151.3 million or $2.27 per diluted share for the second quarter of 2023. Pre-provision net revenue ("PPNR"), a non-GAAP measure, decreased $37.6 million to $174.8 million compared to the second quarter of 2023.

Highlights of the third quarter of 2023 compared to the second quarter of 2023 included:

•Net interest revenue totaled $300.9 million, a decrease of $21.4 million compared to the prior quarter. Net interest margin was 2.69 percent for the third quarter of 2023 compared to 3.00 percent for the prior quarter. Growth in low-spread trading assets drove an 8 basis point decline in net interest margin with deposit repricing activity primarily driving the remaining 23 basis point reduction. For the third quarter of 2023, our core net interest margin excluding trading activities, a non-GAAP measure, was 3.14 percent compared to 3.36 percent in the prior quarter.
•Fees and commissions revenue totaled $197.9 million, a decrease of $2.6 million. Decreased brokerage and trading revenue and mortgage banking revenue were partially offset by increased other revenue.
•Other operating expense totaled $324.3 million, an increase of $5.6 million. Personnel expense was relatively unchanged, while non-personnel expense increased $5.5 million, led by higher occupancy and equipment costs and other expenses.
•Other gains and losses, net decreased $11.1 million to $1.5 million. The prior quarter included gains on alternative investments, primarily attributable to merchant banking activity.
•Period end outstanding loan balances totaled $23.7 billion at September 30, 2023, growing $486 million over June 30, 2023, largely due to growth in commercial and commercial real estate loans secured by multifamily properties. Average loan balances increased $525 million to $23.4 billion.
•The provision for credit losses of $7.0 million in the third quarter of 2023 reflects our continued loan growth and changes in our economic forecast. Net charge-offs were $6.5 million or 0.11 percent of average loans on an annualized basis in the third quarter. The resulting combined allowance for credit losses totaled $325 million or 1.37 percent of outstanding loans at September 30, 2023. The combined allowance for credit losses was $323 million or 1.39 percent of outstanding loans at June 30, 2023.
•Nonperforming assets not guaranteed by U.S. government agencies were $113 million, a $12 million decrease compared to June 30, 2023. Potential problem loans increased by $36 million, while other loans especially mentioned were largely unchanged compared to June 30, 2023.
•Period end deposits were $33.7 billion at September 30, 2023, a $358 million increase over June 30, 2023. Average deposits increased $918 million, including a $1.8 billion increase in average interest-bearing deposits, partially offset by an $840 million reduction in demand deposit balances. The loan to deposit ratio was 70 percent at September 30, 2023, consistent with June 30, 2023.
•Assets under management or administration totaled $99.0 billion at September 30, 2023, decreasing $4.6 billion compared to June 30, 2023.
•The Company's tangible common equity ratio, a non-GAAP measure, was 7.74 percent at September 30, 2023 and 7.79 percent at June 30, 2023. The tangible common equity ratio is primarily based on total shareholders' equity, which includes unrealized gains and losses on available for sale securities. Adjusted for all securities portfolio losses, including the tax adjusted losses in the investment portfolio, the tangible common equity ratio would be 7.35 percent at September 30, 2023 and 7.49 percent at June 30, 2023.
•The common equity Tier 1 capital ratio at September 30, 2023 was 12.06 percent. Other regulatory capital ratios include the Tier 1 capital ratio at 12.07 percent, total capital ratio at 13.16 percent, and leverage ratio at 9.52 percent. At June 30, 2023, the common equity Tier 1 capital ratio was 12.13 percent, the Tier 1 capital ratio was 12.13 percent, total capital ratio was 13.24 percent, and leverage ratio was 9.75 percent.

•The Company repurchased 700,500 shares of common stock at an average price of $84.17 per share in the third quarter of 2023 and 266,000 shares at an average price of $84.08 in the second quarter of 2023. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.
•The Company paid a regular cash dividend of $35.7 million or $0.54 per common share during the third quarter of 2023. On October 31, 2023, the board of directors approved a quarterly cash dividend of $0.55 per common share payable on or about November 30, 2023 to shareholders of record as of November 15, 2023.
Highlights of the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 included:
•Tax-equivalent net interest revenue totaled $982.2 million for the nine months ended September 30, 2023 and $864.9 million for the nine months ended September 30, 2022. Net interest revenue increased $166.1 million from changes in interest rates and decreased $48.8 million from changes in earning assets. Net interest margin was 3.03 percent compared to 2.80 percent. In response to rising inflation, the Federal Reserve increased the federal funds rate 525 basis points since the beginning of 2022. The resulting impact on market interest rates increased net interest margin as our earning assets, led by our significant percentage of variable-rate commercial loans, repriced at a higher rate and faster pace than our interest-bearing liabilities. Loan yields increased 285 basis points and funding costs increased 279 basis points. Average earning assets increased $2.2 billion to $42.5 billion. Higher average loan balances were partially offset by lower trading securities balances. In the second quarter of 2022, we transferred $2.4 billion of U.S. government agency mortgage-backed securities from available for sale to the investment securities portfolio to limit the effect of future rate increases on the tangible common equity ratio. Other borrowed funds increased $5.6 billion while total interest-bearing deposits decreased $1.7 billion.
•Fees and commissions revenue totaled $584.3 million for the nine months ended September 30, 2023, a $120.7 million increase over the nine months ended September 30, 2022. Brokerage and trading revenue increased $101.7 million, primarily due to disruptions in the fixed income markets related to economic uncertainty in the first part of 2022. Fiduciary and asset management revenue increased $9.5 million led by growth in mutual fund fees, Cavanal Hill fund fees, and trust fees. Other revenue increased $8.5 million, largely due to increased revenue on bank-owned life insurance and higher margin interest fees. The prior year included a $4.5 million write-down of bank-owned life insurance as the fair value of this portfolio declined and exceeded the maximum support from the stable value wrap.
•Total operating expense was $948.8 million for the nine months ended September 30, 2023, an increase of $102.8 million compared to the nine months ended September 30, 2022. Personnel expense increased $79.1 million. Regular compensation increased $29.4 million, largely related to annual merit increases, salary adjustments, and business expansion. Cash-based incentive compensation grew $22.9 million due to higher sales activity. Share-based compensation expense increased $6.9 million reflecting changes in assumptions of certain performance-based equity awards. Deferred compensation expense, which is offset by changes in fair value of deferred compensation investments, grew $14.6 million. Non-personnel expense increased $23.7 million to $385.2 million, largely due to higher data processing costs related to ongoing technology projects and FDIC insurance costs following increased assessment rates in 2023.
•The provision for expected credit losses was $40.0 million for the nine months ended September 30, 2023, primarily due to growth in loan balances and changes in our economic forecast, including a more challenging national commercial real estate environment, particularly related to office. A $15.0 million provision for expected credit losses was recorded for the nine months ended September 30, 2022.

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

Tax-equivalent net interest revenue totaled $303.1 million for the third quarter of 2023, compared to $324.5 million for the prior quarter. Compared to the second quarter of 2023, net interest revenue decreased $19.0 million from changes in interest rates and $2.3 million from changes in earning assets. Table 1 shows the effect on net interest revenue from changes in average balances and interest rates for various types of earning assets and interest-bearing liabilities.

Average earning assets increased $1.3 billion compared to the second quarter of 2023. The average balance of trading securities increased $1.2 billion due to favorable market opportunities for U.S. government agency residential mortgage-backed securities observed primarily throughout the second quarter and extending into the early part of the third quarter. Average loan balances increased $525 million, largely due to growth in commercial and commercial real estate loans. Average fair value option securities, held as an economic hedge of the changes in fair value of our mortgage servicing rights, decreased $204 million. The average balance of available for sale securities, which consists largely of residential and commercial mortgage-backed securities guaranteed by U.S. government agencies, decreased $108 million and average interest-bearing cash and cash equivalents declined $110 million.

Total average deposits increased $918 million compared to the second quarter of 2023, including a $1.8 billion increase in interest-bearing deposits, partially offset by an $840 million decrease in demand deposits. Other borrowings grew $1.7 billion while funds purchased and repurchase agreements declined $972 million.

Net interest margin was 2.69 percent compared to 3.00 percent in the second quarter of 2023. Growth in low-spread trading assets drove an 8 basis point decline in net interest margin with deposit price competition and liability mix shift primarily driving the remaining 23 basis point reduction. For the third quarter of 2023, our core net interest margin excluding trading activities, a non-GAAP measure, was 3.14 percent percent compared to 3.36 percent in the prior quarter. The tax-equivalent yield on earning assets was 5.49 percent, an increase of 20 basis points. Loan yields grew 22 basis points to 7.25 percent. The available for sale securities portfolio yield increased 11 basis points to 3.11 percent. The yield on trading securities grew 26 basis points to 4.76 percent.

Funding costs were 3.81 percent, a 54 basis point increase over the prior quarter. The cost of interest-bearing deposits increased 61 basis points to 3.17 percent. The cost of other borrowings increased 36 basis points to 5.48 percent while the cost of funds purchased and repurchase agreements increased 23 basis points to 4.81 percent. The benefit to net interest margin from assets funded by non-interest liabilities was 101 basis points, an increase of 3 basis points.

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

Table 1 – Volume/Rate Analysis
(In thousands)

	Three Months Ended Sep. 30, 2023 / June 30, 2023			Nine Months Ended Sep. 30, 2023 / 2022
		Change Due To1			Change Due To1
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$(1,353)	$(1,443)	$90	$18,527	$(5,296)	$23,823
Trading securities	17,419	14,291	3,128	60,434	(38,592)	99,026
Investment securities	(350)	(341)	(9)	10,718	14,403	(3,685)
Available for sale securities	4,389	762	3,627	107,155	7,529	99,626
Fair value option securities	(2,564)	(2,405)	(159)	6,347	4,238	2,109
Restricted equity securities	2,347	1,982	365	15,819	9,073	6,746
Residential mortgage loans held for sale	142	61	81	(1,332)	(2,979)	1,647
Loans	26,661	11,638	15,023	546,499	78,148	468,351
Total tax-equivalent interest revenue	46,691	24,545	22,146	764,167	66,524	697,643
Interest expense:
Transaction deposits	36,113	8,061	28,052	314,530	(25,286)	339,816
Savings deposits	553	(41)	594	1,497	(56)	1,553
Time deposits	11,476	7,081	4,395	44,546	10,160	34,386
Funds purchased and repurchase agreements	(9,157)	(11,253)	2,096	81,352	26,511	54,841
Other borrowings	28,955	23,008	5,947	202,811	103,980	98,831
Subordinated debentures	102	13	89	2,157	(2)	2,159
Total interest expense	68,042	26,869	41,173	646,893	115,307	531,586
Tax-equivalent net interest revenue	(21,351)	(2,324)	(19,027)	117,274	(48,783)	166,057
Change in tax-equivalent adjustment	14			523
Net interest revenue	$(21,365)			$116,751
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $198.2 million for the third quarter of 2023, a decrease of $10.9 million compared to the second quarter of 2023.

Table 2 – Other Operating Revenue
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended		Increase (Decrease)	% Increase (Decrease)
	Sep. 30, 2023	June 30, 2023			Sep. 30, 2023	Sep. 30, 2022
Brokerage and trading revenue	$62,312	$65,006	$(2,694)	(4)%	$179,714	$77,970	$101,744	130%
Transaction card revenue	26,387	26,003	384	1%	78,011	77,130	881	1%
Fiduciary and asset management revenue	52,256	52,997	(741)	(1)%	155,910	146,427	9,483	6%
Deposit service charges and fees	27,676	27,100	576	2%	80,744	84,207	(3,463)	(4)%
Mortgage banking revenue	13,356	15,141	(1,785)	(12)%	42,864	39,300	3,564	9%
Other revenue	15,865	14,250	1,615	11%	47,085	38,608	8,477	22%
Total fees and commissions revenue	197,852	200,497	(2,645)	(1)%	584,328	463,642	120,686	26%
Other gains (losses), net	1,474	12,618	(11,144)	N/A	16,343	(8,304)	24,647	N/A
Loss on derivatives, net	(9,010)	(8,159)	(851)	N/A	(18,513)	(77,559)	59,046	N/A
Loss on fair value option securities, net	(203)	(2,158)	1,955	N/A	(5,323)	(17,790)	12,467	N/A
Change in fair value of mortgage servicing rights	8,039	9,261	(1,222)	N/A	11,241	83,165	(71,924)	N/A
Gain (loss) on available for sale securities, net	—	(3,010)	3,010	N/A	(3,010)	3,017	(6,027)	N/A
Total other operating revenue	$198,152	$209,049	$(10,897)	(5)%	$585,066	$446,171	$138,895	31%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 40 percent of total revenue for the third quarter of 2023, excluding provision for credit losses and gains and losses on other assets, securities and derivatives and the change in the fair value of mortgage servicing rights. We believe that a variety of fee revenue sources provides diversification to changes resulting from market or economic conditions such as interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. Many of the economic factors, such as rising interest rates, that we expect will result in growth in net interest revenue or fiduciary and asset management revenue may also affect mortgage banking production volumes and related trading. The velocity of changes in market conditions and interest rates may result in timing differences between when offsetting impacts and benefits are realized. Generally, for operating revenues not as directly related to movement in interest rates, we expect growth to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and Trading Revenue

Brokerage and trading revenue, which includes revenues from trading, customer hedging, retail brokerage and investment banking, decreased $2.7 million or 4 percent compared to the second quarter of 2023.

Trading revenue includes net realized and unrealized gains and losses primarily related to residential mortgage-backed securities guaranteed by U.S. government agencies and related derivative instruments that enable our mortgage banking customers to manage their production risk. Trading revenue also includes net realized and unrealized gains and losses on municipal securities and other financial instruments that we sell to institutional customers, along with changes in the fair value of financial instruments we hold as economic hedges against market risk of our trading securities. Trading revenue was $34.5 million, a $2.5 million decrease compared to the prior quarter, primarily related to our municipal bond trading activity, which was influenced by the rising interest rate environment and evolving market expectations during the third quarter.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Risk Management Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue totaled $6.9 million, a decrease of $6.8 million, driven by less energy customer activity following a record high in the second quarter. Customer hedging revenue includes credit valuation adjustments of the fair value of derivatives to reflect the risk of counterparty default.

Investment banking, which includes fees earned upon completion of underwriting, financial advisory services and loan syndication fees, totaled $13.9 million for the third quarter of 2023, an increase of $5.7 million compared to the second quarter of 2023, primarily related to the timing and volume of transactions of underwriting fees and financial advisory fees.
Transaction Card Revenue

Transaction card revenue includes revenues from processing transactions on behalf of members of our TransFund electronic fund transfer network, merchant services fees paid by customers for account management and electronic processing of card transactions and interchange fees from our corporate card program. Transaction card revenue totaled $26.4 million for the third quarter of 2023, relatively consistent with the prior quarter.
Fiduciary and Asset Management Revenue

Fiduciary and asset management revenue is earned through managing or holding of assets for customers and executing transactions or providing related services. Fiduciary and asset management revenue is largely based on the fair value of assets. Rates applied to asset values vary based on the nature of the relationship. Fiduciary relationships and managed asset relationships generally have higher fee rates than non-fiduciary and/or managed relationships. Fiduciary and asset management revenue was $52.3 million for the third quarter of 2023, largely unchanged compared to the second quarter of 2023.

A distribution of assets under management or administration and related fiduciary and asset management revenue follows:

Table 3 – Assets Under Management or Administration
(Dollars in thousands)

	Three Months Ended
	September 30, 2023			June 30, 2023
	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]
Managed fiduciary assets:
Personal	$10,572,514	$25,808	0.98%	$10,687,370	$26,741	1.00%
Institutional	18,244,521	8,532	0.19%	18,705,828	9,103	0.19%
Total managed fiduciary assets	28,817,035	34,340	0.48%	29,393,198	35,844	0.49%

Non-managed assets:
Fiduciary	27,562,974	14,643	0.21%	28,480,670	14,300	0.20%
Non-fiduciary	18,215,082	3,273	0.07%	20,910,245	2,853	0.05%
Safekeeping and brokerage assets under administration	24,409,088	—	—%	24,834,827	—	—%
Total non-managed assets	70,187,144	17,916	0.10%	74,225,742	17,153	0.09%

Total assets under management or administration	$99,004,179	$52,256	0.21%	$103,618,940	$52,997	0.20%

	Nine Months Ended
	September 30, 2023			September 30, 2022
	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]
Managed fiduciary assets:
Personal	$10,572,514	$77,388	1.46%	$10,107,830	$81,760	1.62%
Institutional	18,244,521	26,858	0.29%	16,983,268	25,598	0.30%
Total managed fiduciary assets	28,817,035	104,246	0.72%	27,091,098	107,358	0.79%

Non-managed assets:
Fiduciary	27,562,974	42,728	0.31%	27,623,607	30,134	0.22%
Non-fiduciary	18,215,082	8,936	0.10%	18,099,922	8,935	0.10%
Safekeeping and brokerage assets under administration	24,409,088	—	—%	22,587,011	—	—%
Total non-managed assets	70,187,144	51,664	0.15%	68,310,540	39,069	0.11%

Total assets under management or administration	$99,004,179	$155,910	0.31%	$95,401,638	$146,427	0.31%

1 Assets under management or administration balance excludes certain assets under custody held by a sub-custodian where minimal revenue is recognized. $18 billion, $19 billion, and $23 billion of such assets are excluded from assets under management or administration at September 30, 2023, June 30, 2023, and September 30, 2022, respectively.
2    Fiduciary and asset management revenue includes asset-based and other fees associated with the assets.
3    Annualized revenue divided by period end balance.

A summary of changes in assets under management or administration for the three and nine months ended September 30, 2023 and 2022 follows:

Table 4 – Changes in Assets Under Management or Administration
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$103,618,940	$95,981,289	$99,735,040	$104,917,721
Net inflows (outflows)	(3,922,122)	639,636	(4,727,474)	(1,642,712)
Net change in fair value	(692,639)	(1,219,287)	3,996,613	(7,873,371)
Ending balance	$99,004,179	$95,401,638	$99,004,179	$95,401,638

Assets under management as of September 30, 2023 consist of 43 percent fixed income, 32 percent equities, 16 percent cash, and 9 percent alternative investments.
Deposit Service Charges

Deposit service charges and fees were consistent with the second quarter of 2023.

Mortgage Banking Revenue

Mortgage banking revenue decreased $1.8 million to $13.4 million, largely due to lower mortgage production and qualifying residential mortgage loans guaranteed by U.S. government agencies previously in forbearance that have been resold into Government National Mortgage Association ("GNMA") pools following the applicable performance period specified by the programs. Mortgage production volume decreased $30 million to $168 million. Production revenue as a percentage of production volume, which includes unrealized gains and losses on our mortgage commitment pipeline and related hedges, decreased 98 basis points to (1.12) percent.

Table 5 – Mortgage Banking Revenue
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)		% Increase (Decrease)	Nine Months Ended		Increase (Decrease)		% Increase (Decrease)
	Sep. 30, 2023	June 30, 2023				Sep. 30, 2023	Sep. 30, 2022
Mortgage production revenue	$(1,887)	$(284)	$(1,603)		(564)%	$(2,804)	$2,145	$(4,949)		(231)%

Mortgage loans funded for sale	$173,727	$214,785				$527,136	$1,039,313
Add: Current period end outstanding commitments	49,284	55,031				49,284	75,779
Less: Prior period end outstanding commitments	55,031	71,693				45,492	171,412
Total mortgage production volume	$167,980	$198,123	$(30,143)		(15)%	$530,928	$943,680	$(412,752)		(44)%

Mortgage loan refinances to mortgage loans funded for sale	9%	8%	100	bps		—%	26%	(2,600)	bps
Realized margin on funded mortgage loans	(0.94)%	(0.14)%	(80)	bps		(0.69)%	0.86%	(155)	bps
Production revenue as a percentage of production volume	(1.12)%	(0.14)%	(98)	bps		(0.53)%	0.23%	(76)	bps
Primary mortgage interest rates:
Average	7.08%	6.56%	52	bps		6.66%	4.90%	176	bps
Period end	7.35%	6.70%	65	bps		7.35%	6.70%	65	bps

Mortgage servicing revenue	$15,243	$15,425	$(182)		(1)%	$45,668	$37,155	$8,513		23%
Average outstanding principal balance of mortgage loans serviced for others	20,719,116	20,807,044	(87,928)		—%	20,882,493	17,520,715	$3,361,778		19%

Average mortgage servicing revenue rates	0.29%	0.30%	(1)	bp		0.29%	0.28%	1	bp
Primary rates disclosed in Table 5 above represent rates generally available to borrowers on 30 year conforming mortgage loans.
Net gains on other assets, securities and derivatives

Net gains on other assets were $1.5 million for the third quarter of 2023 compared to net gains of $12.6 million in the second quarter of 2023. The prior quarter included a gain on alternative investments, largely attributable to merchant banking activity. Changes in fair value related to deferred compensation investments decreased $3.5 million.

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

Table 6 – Gain (Loss) on Mortgage Servicing Rights
(In thousands)

	Three Months Ended		Nine Months Ended
	Sep. 30, 2023	June 30, 2023	Sep. 30, 2023	Sep. 30, 2022
Loss on mortgage hedge derivative contracts, net	$(8,980)	$(8,099)	$(18,790)	$(77,360)
Loss on fair value option securities, net	(203)	(2,158)	(5,323)	(17,790)
Loss on economic hedge of mortgage servicing rights, net	(9,183)	(10,257)	(24,113)	(95,150)
Gain on change in fair value of mortgage servicing rights	8,039	9,261	11,241	83,165
Loss on changes in fair value of mortgage servicing rights, net of economic hedges included in other operating revenue	(1,144)	(996)	(12,872)	(11,985)
Net interest revenue (expense) on fair value option securities[1]	(112)	(232)	(157)	687
Total economic cost of changes in the fair value of mortgage servicing rights, net of economic hedges	$(1,256)	$(1,228)	$(13,029)	$(11,298)
1    Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Other Operating Expense

Other operating expense for the third quarter of 2023 totaled $324.3 million, an increase of $5.6 million compared to the second quarter of 2023. Our efficiency ratio1 was 64.01% for the third quarter of 2023, compared to 58.75% in the prior quarter.

Table 7 – Other Operating Expense
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended		Increase (Decrease)	% Increase (Decrease)
	Sep. 30, 2023	June 30, 2023			Sep. 30, 2023	Sep. 30, 2022
Regular compensation	$111,237	$109,197	$2,040	2%	$325,552	$296,164	$29,388	10%
Incentive compensation:
Cash-based	51,139	48,331	2,808	6%	141,205	118,300	22,905	19%
Share-based	3,489	4,566	(1,077)	(24)%	13,312	6,458	6,854	106%
Deferred compensation	60	2,685	(2,625)	N/A	4,455	(10,099)	14,554	N/A
Total incentive compensation	54,688	55,582	(894)	(2)%	158,972	114,659	44,313	39%
Employee benefits	24,866	25,873	(1,007)	(4)%	79,064	73,676	5,388	7%
Total personnel expense	190,791	190,652	139	—%	563,588	484,499	79,089	16%
Business promotion	6,958	7,640	(682)	(9)%	23,167	18,965	4,202	22%
Charitable contributions to BOKF Foundation	23	1,142	(1,119)	N/A	1,165	—	1,165	N/A
Professional fees and services	13,224	12,777	447	4%	39,049	37,977	1,072	3%
Net occupancy and equipment	32,583	30,105	2,478	8%	91,147	87,640	3,507	4%
Insurance	7,996	6,974	1,022	15%	22,285	13,317	8,968	67%
Data processing and communications	45,672	45,307	365	1%	135,781	122,859	12,922	11%
Printing, postage and supplies	3,760	3,728	32	1%	11,381	11,967	(586)	(5)%
Amortization of intangible assets	3,474	3,474	—	—%	10,339	11,956	(1,617)	(14)%
Mortgage banking costs	8,357	8,300	57	1%	22,439	26,818	(4,379)	(16)%
Other expense	11,475	8,574	2,901	34%	28,457	30,026	(1,569)	(5)%
Total other operating expense	$324,313	$318,673	$5,640	2%	$948,798	$846,024	$102,774	12%

Average number of employees (full-time equivalent)	4,927	4,875	52	1%	4,855	4,748	107	2%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense
Personnel expense was largely unchanged compared to the second quarter of 2023. Cash-based incentive compensation increased $2.8 million, driven by sales activities. Deferred compensation, which is offset by changes in the fair value of deferred compensation investments, decreased $2.6 million, directly related to market movements. Share-based compensation was down $1.1 million reflecting changes in assumptions of certain performance-based equity awards. Regular compensation increased $2.0 million, along with our business expansion into the San Antonio and Memphis markets. Employee benefits expense decreased $1.0 million, primarily due to seasonal decreases in payroll taxes.

1    See Explanation and Reconciliation of Non-GAAP Measures in "Non-GAAP Measures" section following.

Non-personnel operating expense
Non-personnel expense totaled $133.5 million for the third quarter of 2023, an increase of $5.5 million compared to the second quarter of 2023. Occupancy and equipment costs grew $2.5 million, driven by the retirement of certain automated teller machines ("ATMs") as we upgrade our network. Other expense increased $2.9 million, primarily due to an accrual for certain disputed matters. FDIC insurance expense also increased $1.0 million.
Income Taxes

The effective tax rate was 19.8 percent for the third quarter of 2023 and 22.5 percent for the second quarter of 2023. The effective tax rate for the third quarter of 2023 decreased primarily due to a decrease in uncertain tax positions from lapses of applicable statutes of limitations. The effective rate for the nine months ended September 30, 2023 and September 30, 2022 was 21.5 percent and 20.7 percent, respectively, increasing primarily due to higher forecasted and actual pre-tax income.
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

As shown in Table 8, net income attributable to our lines of business decreased $28.9 million compared to the second quarter of 2023. Net interest revenue decreased $19.3 million largely as a result of deposit repricing activity while other operating revenue decreased $10.7 million. Operating expense increased $10.9 million over the second quarter of 2023 with a $4.3 million increase in personnel expense and $6.6 million increase in non-personnel expense.

Table 8 – Net Income by Line of Business
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended		Increase (Decrease)	% Increase (Decrease)
	Sep. 30, 2023	June 30, 2023			Sep. 30, 2023	Sep. 30, 2022
Commercial Banking	$157,930	$170,179	$(12,249)	(7)%	$505,415	$321,775	$183,640	57%
Consumer Banking	58,009	60,332	(2,323)	(4)%	169,024	(3,109)	172,133	(5,537)%
Wealth Management	43,029	57,317	(14,288)	(25)%	152,793	64,573	88,220	137%
Subtotal	258,968	287,828	(28,860)	(10)%	827,232	383,239	443,993	116%
Funds Management and other	(124,473)	(136,520)	12,047	N/A	(379,061)	(31,395)	(347,666)	N/A
Total	$134,495	$151,308	$(16,813)	(11)%	$448,171	$351,844	$96,327	27%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Commercial Banking

Commercial Banking contributed $157.9 million to consolidated net income in the third quarter of 2023, a decrease of $12.2 million or 7 percent compared to the second quarter of 2023.

Table 9 – Commercial Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended		Increase (Decrease)	% Increase (Decrease)
	Sep. 30, 2023	June 30, 2023			Sep. 30, 2023	Sep. 30, 2022
Net interest revenue from external sources	$298,293	$299,712	$(1,419)	—%	$886,263	$546,599	$339,664	62%
Net interest expense from internal sources	(43,829)	(39,613)	(4,216)	(11)%	(104,543)	(34,983)	(69,560)	(199)%
Total net interest revenue	254,464	260,099	(5,635)	(2)%	781,720	511,616	270,104	53%
Net loans charged off	4,904	6,000	(1,096)	(18)%	10,980	3,316	7,664	231%
Net interest revenue after net loans charged off	249,560	254,099	(4,539)	(2)%	770,740	508,300	262,440	52%

Fees and commissions revenue	57,858	59,704	(1,846)	(3)%	173,397	174,992	(1,595)	(1)%
Other gains, net	1,295	9,124	(7,829)	(86)%	11,429	4,509	6,920	153%
Other operating revenue	59,153	68,828	(9,675)	(14)%	184,826	179,501	5,325	3%

Personnel expense	48,823	46,055	2,768	6%	137,625	125,290	12,335	10%
Non-personnel expense	32,928	31,424	1,504	5%	94,739	84,722	10,017	12%
Other operating expense	81,751	77,479	4,272	6%	232,364	210,012	22,352	11%

Net direct contribution	226,962	245,448	(18,486)	(8)%	723,202	477,789	245,413	51%
Gain (loss) on financial instruments, net	(11)	231	(242)	(105)%	162	(138)	300	(217)%
Gain (loss) on repossessed assets, net	(268)	408	(676)	(166)%	999	(2,880)	3,879	(135)%
Corporate expense allocations	17,834	21,404	(3,570)	(17)%	56,956	49,285	7,671	16%
Income before taxes	208,849	224,683	(15,834)	(7)%	667,407	425,486	241,921	57%
Federal and state income tax	50,919	54,504	(3,585)	(7)%	161,992	103,711	58,281	56%
Net income	$157,930	$170,179	$(12,249)	(7)%	$505,415	$321,775	$183,640	57%

Average assets	$28,849,597	$28,170,869	$678,728	2%	$28,396,982	$29,324,596	$(927,614)	(3)%
Average loans	19,645,259	19,158,984	486,275	3%	19,188,167	17,317,109	1,871,058	11%
Average deposits	15,098,038	14,822,093	275,945	2%	15,257,676	18,825,930	(3,568,254)	(19)%
Average invested capital	2,178,908	2,174,335	4,573	—%	2,156,183	2,040,038	116,145	6%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Net interest revenue decreased $5.6 million or 2 percent compared to the second quarter of 2023, primarily due to a shift in deposit balances from non-interest bearing to interest-bearing accounts. Net loans charged-off decreased $1.1 million to $4.9 million in the third quarter of 2023.

Fees and commissions revenue decreased $1.8 million or 3 percent. Customer hedging revenue decreased $5.4 million following a record high in the second quarter, partially offset by increases in other revenue and investment banking revenue.

Operating expense increased $4.3 million or 6 percent compared to the second quarter of 2023, largely driven by the retirement of certain ATMs as we upgrade our network combined with increased incentive compensation expense. Corporate expense allocations decreased $3.6 million or 17 percent compared to the prior quarter. The second quarter of 2023 also included a gain on alternative investments of $8.1 million resulting from merchant banking activities.

Average outstanding balance of loans attributed to Commercial Banking increased $486 million or 3 percent over the second quarter of 2023 to $19.6 billion. See the Loans section of Management's Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans, which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking increased $276 million or 2 percent over the second quarter of 2023 to $15.1 billion. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of changes.

Consumer Banking

Consumer Banking provides retail banking services through four primary distribution channels: traditional branches, the 24-hour ExpressBank call center, internet banking and mobile banking. Consumer Banking also conducts mortgage banking activities through offices located outside of our Consumer Banking markets.

Consumer Banking contributed $58.0 million to consolidated net income for the third quarter of 2023, a decrease of $2.3 million or 4 percent compared to the prior quarter.

Table 10 – Consumer Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended		Increase (Decrease)	% Increase (Decrease)
	Sep. 30, 2023	June 30, 2023			Sep. 30, 2023	Sep. 30, 2022
Net interest revenue from external sources	$11,386	$17,828	$(6,442)	(36)%	$50,360	$51,183	$(823)	(2)%
Net interest revenue from internal sources	101,222	95,563	5,659	6%	285,020	53,764	231,256	430%
Total net interest revenue	112,608	113,391	(783)	(1)%	335,380	104,947	230,433	220%
Net loans charged off (recovered)	(73)	1,129	(1,202)	(106)%	2,240	3,716	(1,476)	(40)%
Net interest revenue after net loans charged off (recovered)	112,681	112,262	419	—%	333,140	101,231	231,909	229%

Fees and commissions revenue	30,715	32,361	(1,646)	(5)%	93,657	94,308	(651)	(1)%
Other gains (losses), net	1	(84)	85	(101)%	(54)	(72)	18	(25)%
Other operating revenue	30,716	32,277	(1,561)	(5)%	93,603	94,236	(633)	(1)%

Personnel expense	22,591	22,468	123	1%	66,421	64,738	1,683	3%
Non-personnel expense	31,906	29,872	2,034	7%	90,614	89,947	667	1%
Total other operating expense	54,497	52,340	2,157	4%	157,035	154,685	2,350	2%

Net direct contribution	88,900	92,199	(3,299)	(4)%	269,708	40,782	228,926	561%
Loss on financial instruments, net	(9,183)	(10,257)	1,074	(10)%	(24,113)	(95,150)	71,037	(75)%
Change in fair value of mortgage servicing rights	8,039	9,261	(1,222)	(13)%	11,241	83,165	(71,924)	(86)%
Gain on repossessed assets, net	11	—	11	N/A	25	138	(113)	(82)%
Corporate expense allocations	11,920	12,318	(398)	(3)%	35,860	32,994	2,866	9%
Income (loss) before taxes	75,847	78,885	(3,038)	(4)%	221,001	(4,059)	225,060	(5,545)%
Federal and state income tax	17,838	18,553	(715)	(4)%	51,977	(950)	52,927	(5,571)%
Net income (loss)	$58,009	$60,332	$(2,323)	(4)%	$169,024	$(3,109)	$172,133	(5,537)%

Average assets	$9,379,478	$9,597,723	$(218,245)	(2)%	$9,635,204	$10,281,679	$(646,475)	(6)%
Average loans	1,812,606	1,762,568	50,038	3%	1,774,376	1,676,276	98,100	6%
Average deposits	7,936,186	7,986,674	(50,488)	(1)%	8,055,990	8,812,235	(756,245)	(9)%
Average invested capital	285,325	279,257	6,068	2%	273,405	253,007	20,398	8%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Net interest revenue from Consumer Banking activities was relatively consistent with the second quarter of 2023.

Operating revenue decreased $1.6 million or 5 percent due to a decline in mortgage banking revenue. Mortgage banking revenue decreased $1.7 million, largely due to lower mortgage production and qualifying residential mortgage loans guaranteed by U.S. government agencies previously in forbearance that have been resold into GNMA pools following the applicable performance period specified by the programs. In addition, mortgage production volume decreased $30.1 million to $168.0 million. Operating expense increased $2.2 million or 4 percent due to an accrual for certain disputed matters. Corporate expense allocations were relatively consistent with the second quarter of 2023.

Average loans increased $50.0 million or 3 percent to $1.8 billion over the previous quarter. Average deposits attributed to the Consumer Banking segment were relatively consistent with the prior quarter. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of the changes.

Wealth Management

Wealth Management contributed $43.0 million to consolidated net income in the third quarter of 2023, a decrease of $14.3 million or 25 percent compared to the second quarter of 2023.

Table 11 – Wealth Management
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended		Increase (Decrease)	% Increase (Decrease)
	Sep. 30, 2023	June 30, 2023			Sep. 30, 2023	Sep. 30, 2022
Net interest revenue from external sources	$7,622	$4,415	$3,207	73%	$32,977	$130,389	$(97,412)	(75)%
Net interest revenue (expense) from internal sources	28,815	44,937	(16,122)	(36)%	106,918	(3,290)	110,208	3,350%
Total net interest revenue	36,437	49,352	(12,915)	(26)%	139,895	127,099	12,796	10%
Net loans charged off (recovered)	9	(45)	54	120%	(60)	(153)	93	61%
Net interest revenue after net loans charged off (recovered)	36,428	49,397	(12,969)	(26)%	139,955	127,252	12,703	10%

Fees and commissions revenue	123,614	123,050	564	—%	355,575	224,907	130,668	58%
Other losses, net	—	(7)	7	(100)%	(7)	(15)	8	(53)%
Other operating revenue	123,614	123,043	571	—%	355,568	224,892	130,676	58%

Personnel expense	63,706	62,263	1,443	2%	185,493	164,677	20,816	13%
Non-personnel expense	25,661	22,596	3,065	14%	70,772	65,489	5,283	8%
Other operating expense	89,367	84,859	4,508	5%	256,265	230,166	26,099	11%

Net direct contribution	70,675	87,581	(16,906)	(19)%	239,258	121,978	117,280	96%
Corporate expense allocations	14,331	12,574	1,757	14%	39,265	37,508	1,757	5%
Income before taxes	56,344	75,007	(18,663)	(25)%	199,993	84,470	115,523	137%
Federal and state income tax	13,315	17,690	(4,375)	(25)%	47,200	19,897	27,303	137%
Net income	$43,029	$57,317	$(14,288)	(25)%	$152,793	$64,573	$88,220	137%

Average assets	$14,740,641	$12,949,258	$1,791,383	14%	$13,128,925	$17,320,779	$(4,191,854)	(24)%
Average loans	2,219,829	2,230,906	(11,077)	—%	2,217,519	2,147,007	70,512	3%
Average deposits	7,886,962	7,544,143	342,819	5%	7,622,838	8,694,459	(1,071,621)	(12)%
Average invested capital	329,856	333,902	(4,046)	(1)%	310,113	295,139	14,974	5%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Combined net interest revenue and fee revenue decreased $12.4 million or 7 percent compared to the second quarter of 2023, primarily due to declining spreads on loans and deposits. Total revenue from institutional trading activities decreased $4.4 million, largely related to our municipal bond trading activity, which was influenced by the rising interest rate environment and evolving market expectations. Investment banking revenue increased $4.7 million due to increased underwriting fees and financial advisory fees. Other revenue decreased $1.7 million. Operating expense increased $4.5 million or 5 percent compared to the prior quarter. Personnel expense increased $1.4 million due to growth in regular compensation from business expansion. Non-personnel expense increased $3.1 million, primarily due to ongoing technology project costs. Corporate expense allocations increased $1.8 million or 14 percent compared to the previous quarter.

Average outstanding loans attributed to the Wealth Management segment were consistent with the prior quarter. Average Wealth Management deposits increased $343 million or 5 percent to $7.9 billion. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of the changes.
Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the Consolidated Financial Statements for the composition of the securities portfolio as of September 30, 2023 and December 31, 2022.

We hold an inventory of trading securities in support of sales to a variety of customers, including banks, corporations, insurance companies, money managers and others. Trading securities decreased $694 million to $4.7 billion during the third quarter of 2023. As discussed in the Market Risk section of this report, trading activities involve risk of loss from adverse price movement. We mitigate this risk within board-approved limits through the use of derivative contracts, short-sales and other techniques.

At September 30, 2023, the carrying value of investment (held-to-maturity) securities was $2.3 billion, including a $344 thousand allowance for expected credit losses, compared to $2.4 billion at June 30, 2023 with a $465 thousand allowance for expected credit losses. The fair value of investment securities was $2.1 billion at September 30, 2023, a $133 million decrease compared to the prior quarter. Investment securities consist primarily of residential mortgage-backed securities issued by U.S. government agencies, intermediate and long-term, fixed rate Oklahoma and Texas municipal bonds, and taxable Texas school construction bonds.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders' equity. The amortized cost of available for sale securities totaled $12.9 billion at September 30, 2023, a $104 million increase compared to June 30, 2023. At September 30, 2023, the available for sale securities portfolio consisted primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Both residential and commercial mortgage-backed securities have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or contraction in the form of more rapid prepayments during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined residential mortgage-backed securities portfolio held in investment and available for sale securities was 3.7 years as of September 30, 2023 and 3.5 years as of June 30, 2023. Management estimates the duration extends to 4.1 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 3.0 years assuming a 200 basis point decline in the current rate environment. The duration of the total investment portfolio is 3.4 years, extends to 3.6 years in an upward shock of 200 basis points, and contracts to 3.0 years in a down 200 basis point shock scenario. Management also regularly monitors the impact of interest rate risk on the available for sale securities portfolio on our tangible equity ratio under various shock scenarios.

Bank-Owned Life Insurance

We have approximately $407 million of bank-owned life insurance at September 30, 2023. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $312 million is held in separate accounts and $95 million represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio's investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. As of September 30, 2023, the fair value of investments held in separate accounts covered by the stable value wrap was approximately $271 million. Since the underlying fair value of the investments held in separate accounts at September 30, 2023 was below the net book value of the investments, $39 million of cash surrender value was supported by the stable value wrap. The remaining $2 million of fair value held in separate accounts is not supported by the stable value wrap. Future rate increases may cause write-downs in the short-term. The stable value wrap is provided by an investment grade financial institution.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $23.7 billion at September 30, 2023, growing $486 million over June 30, 2023, driven by growth in commercial and commercial real estate loans.

Table 12 – Loans
(In thousands)

	Sep. 30, 2023	June 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022
Commercial:
Healthcare	$4,083,134	$3,991,387	$3,899,341	$3,845,017	$3,826,623
Services	3,566,361	3,585,169	3,563,702	3,431,521	3,280,925
Energy	3,490,602	3,508,752	3,398,057	3,424,790	3,371,588
General business	3,579,742	3,449,208	3,356,249	3,511,171	3,148,783
Total commercial	14,719,839	14,534,516	14,217,349	14,212,499	13,627,919

Commercial real estate:
Multifamily	1,734,688	1,502,971	1,363,881	1,212,883	1,126,700
Industrial	1,432,629	1,349,709	1,309,435	1,221,501	1,103,905
Office	981,876	1,005,660	1,045,700	1,053,331	1,086,615
Retail	608,073	617,886	618,264	620,518	635,021
Residential construction and land development	100,465	106,370	102,828	95,684	91,690
Other commercial real estate	383,569	388,205	375,208	402,860	429,980
Total commercial real estate	5,241,300	4,970,801	4,815,316	4,606,777	4,473,911

Loans to individuals:
Residential mortgage	2,090,992	1,993,690	1,926,027	1,890,784	1,851,836
Residential mortgage guaranteed by U.S. government agencies	161,092	186,170	224,753	245,940	262,466
Personal	1,510,795	1,552,482	1,566,608	1,601,150	1,574,325
Total loans to individuals	3,762,879	3,732,342	3,717,388	3,737,874	3,688,627

Total	$23,724,018	$23,237,659	$22,750,053	$22,557,150	$21,790,457

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

Commercial loans totaled $14.7 billion or 62 percent of the loan portfolio at September 30, 2023, a $185 million increase over June 30, 2023, primarily due to growth in general business and healthcare loans.

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

Outstanding energy loans totaled $3.5 billion or 15 percent of total loans at September 30, 2023, an $18 million decrease compared to June 30, 2023. Approximately $2.7 billion of energy loans were to oil and gas producers, a $39 million increase compared to June 30, 2023. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. Approximately 69 percent of the committed production loans are secured by properties primarily producing oil, and 31 percent of the committed production loans are secured by properties primarily producing natural gas.

Loans to midstream oil and gas companies totaled $551 million at September 30, 2023, a $25 million decrease compared to June 30, 2023. Loans to borrowers that provide services to the energy industry totaled $165 million at September 30, 2023, a decrease of $33 million. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales, totaled $60 million, largely unchanged compared to the prior quarter.

Unfunded energy loan commitments were $4.1 billion at September 30, 2023, a $219 million decrease compared to June 30, 2023.

The healthcare sector of the loan portfolio totaled $4.1 billion or 17 percent of total loans. Healthcare loans increased $92 million over June 30, 2023, primarily due to growth in loans to senior housing facilities and other medical practices. Healthcare sector loans consist primarily of loans for the development and operation of senior housing and care facilities including independent living, assisted living and skilled nursing. Generally we loan to borrowers with a portfolio of multiple facilities that serves to help diversify risks specific to a single facility.
The services sector of the loan portfolio totaled $3.6 billion or 15 percent of total loans, a $19 million decrease compared to the prior quarter. Service sector loans consist of a large number of loans to a variety of businesses including Native American tribal and state and local governments, Native American tribal casino operations, foundations and not-for-profit organizations, educational services and specialty trade contractors. Approximately $1.6 billion of the services category is made up of loans with individual balances of less than $10 million. Services sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer's business.

General business loans totaled $3.6 billion or 15 percent of total loans, an increase of $131 million compared to the prior quarter. General business loans consist of $2.2 billion of wholesale/retail loans and $1.4 billion of loans from other commercial industries.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of $100 million or more and with three or more non-affiliated banks as participants. At September 30, 2023, the outstanding principal balance of these loans totaled $5.8 billion, including $2.5 billion of energy loans. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 21 percent of our shared national credits, based on dollars committed. We hold shared national credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management's quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

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

The outstanding balance of commercial real estate loans grew by $270 million over June 30, 2023 to $5.2 billion or 22 percent of total loans at September 30, 2023, primarily driven by the funding of commercial real estate loan commitments. Loans secured by multifamily properties increased $232 million to $1.7 billion and loans secured by industrial facilities grew by $83 million to $1.4 billion at September 30, 2023. This growth was partially offset by a $24 million decrease in loans secured by office facilities.

Approximately 66 percent of loans in this segment are in our geographic footprint based on collateral location. The largest concentration of loans in this segment outside our footprint is Utah, totaling 10 percent of the segment. All other states represent less than 5 percent individually.

Unfunded commercial real estate loan commitments were $2.0 billion at September 30, 2023, a decrease of $411 million compared to June 30, 2023. We take a disciplined approach to managing our concentration of commercial real estate loan commitments as a percentage of Tier 1 Capital. While loan commitments are presently near the upper internal concentration limit, we expect continued modest growth in our commercial real estate balances as loans fund, primarily in the multifamily and industrial loan portfolios.
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

In general, we sell the majority of our conforming fixed-rate mortgage loan originations in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans. Our mortgage loan portfolio does not include payment option adjustable-rate mortgage loans or adjustable-rate mortgage loans with initial rates that are below market. Home equity loans are primarily first-lien and fully amortizing.

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

Loans to individuals totaled $3.8 billion or 16% of the loan portfolio, an increase of $31 million compared to June 30, 2023. Approximately 91 percent of the loans in this segment are secured by collateral located within our geographical footprint. Loans for which the collateral location is less relevant, such as unsecured loans, are categorized by the borrower's primary location.

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Company are centrally managed by the Oklahoma market.

Table 13 – Loans Managed by Primary Geographical Market
(In thousands)

	Sep. 30, 2023	June 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022
Texas:
Commercial	$7,249,963	$7,223,820	$7,103,166	$6,878,618	$6,644,890
Commercial real estate	1,873,477	1,748,796	1,675,831	1,555,508	1,448,590
Loans to individuals	961,299	974,911	992,343	982,700	970,459
Total Texas	10,084,739	9,947,527	9,771,340	9,416,826	9,063,939

Oklahoma:
Commercial	3,384,627	3,251,547	3,178,934	3,382,577	3,108,608
Commercial real estate	601,087	573,559	574,708	582,109	608,856
Loans to individuals	2,100,974	2,079,311	2,049,472	2,077,124	2,054,362
Total Oklahoma	6,086,688	5,904,417	5,803,114	6,041,810	5,771,826

Colorado:
Commercial	2,219,460	2,179,473	2,148,066	2,149,199	2,117,181
Commercial real estate	710,552	683,973	646,537	613,912	565,057
Loans to individuals	227,569	223,200	231,368	241,902	237,981
Total Colorado	3,157,581	3,086,646	3,025,971	3,005,013	2,920,219

Arizona:
Commercial	1,173,491	1,177,778	1,115,973	1,124,289	1,103,000
Commercial real estate	1,014,151	926,750	881,465	860,947	850,319
Loans to individuals	260,282	242,102	240,556	229,872	225,981
Total Arizona	2,447,924	2,346,630	2,237,994	2,215,108	2,179,300

Kansas/Missouri:
Commercial	307,725	309,148	318,782	310,715	307,456
Commercial real estate	547,708	516,299	489,951	479,968	466,955
Loans to individuals	132,137	138,960	129,580	131,307	125,039
Total Kansas/Missouri	987,570	964,407	938,313	921,990	899,450

New Mexico:
Commercial	297,714	287,443	280,945	263,349	258,754
Commercial real estate	405,989	425,472	449,715	417,008	426,367
Loans to individuals	69,418	64,803	65,770	67,163	68,095
Total New Mexico	773,121	777,718	796,430	747,520	753,216

Arkansas:
Commercial	86,859	105,307	71,483	103,752	88,030
Commercial real estate	88,336	95,952	97,109	97,325	107,767
Loans to individuals	11,200	9,055	8,299	7,806	6,710
Total Arkansas	186,395	210,314	176,891	208,883	202,507

Total BOK Financial loans	$23,724,018	$23,237,659	$22,750,053	$22,557,150	$21,790,457

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

Table 14 – Off-Balance Sheet Credit Commitments
(In thousands)

	Sep. 30, 2023	June 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022
Loan commitments	$14,404,610	$14,979,253	$15,119,984	$15,424,431	$14,585,566
Standby letters of credit	759,563	721,908	790,316	740,039	725,302
Unpaid principal balance of residential mortgage loans sold with recourse	40,369	42,041	43,510	44,742	46,199
Unpaid principal balance of residential mortgage loans transferred into mortgage-backed securities guaranteed by U.S. Dept. of Veterans Affairs	970,469	988,212	996,139	1,005,368	1,021,504
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

Derivative contracts are carried at fair value. At September 30, 2023, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $594 million compared to $538 million at June 30, 2023. At September 30, 2023, the net fair value of our derivative contracts included $365 million for energy contracts, $161 million for interest rate swaps and $68 million for foreign exchange contracts. The aggregate net fair value of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $582 million at September 30, 2023 and $526 million at June 30, 2023.

At September 30, 2023, total derivative assets were reduced by $197 million of cash collateral received from counterparties and total derivative liabilities were reduced by $242 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement. Derivative contracts executed with customers may be secured by non-cash collateral in conjunction with a credit agreement with that customer, such as proven producing oil and gas properties. Access to this collateral in an event of default is reasonably assured.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at September 30, 2023 follows in Table 15.

Table 15 – Fair Value of Derivative Contracts
(In thousands)

Customers	$352,163
Banks and other financial institutions	44,498
Exchanges and clearing organizations	50
Fair value of customer risk management program asset derivative contracts, net	$396,711

At September 30, 2023, our largest derivative exposure was to an energy customer for $44 million of net derivative positions, net of cash margin.

Our customer hedging program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices to an equivalent of $72.84 per barrel of oil would decrease the fair value of derivative assets by $210 million, with lending customers comprising the bulk of the assets. An increase in prices to an equivalent of $108.74 per barrel of oil would increase the fair value of derivative assets by $757 million as asset values rise faster than margin paid. Liquidity requirements of this program may also be affected by our credit rating. At September 30, 2023, a decrease in our credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $10 million.

The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of September 30, 2023, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.

Summary of Credit Loss Experience

Table 16 – Summary of Credit Loss Experience
(Dollars in thousands)

	Three Months Ended
	Sep. 30, 2023	June 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022
Allowance for loan losses:
Beginning balance	$262,714	$249,460	235,704	241,768	241,114
Loans charged off	(10,593)	(8,049)	(3,667)	(17,807)	(1,766)
Recoveries of loans previously charged off	4,062	1,346	2,898	2,301	1,309
Net loans charged off	(6,531)	(6,703)	(769)	(15,506)	(457)
Provision for credit losses	15,931	19,957	14,525	9,442	1,111
Ending balance	$272,114	$262,714	$249,460	$235,704	$241,768

Accrual for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$59,940	$62,943	60,919	56,310	42,250
Provision for credit losses	(7,336)	(3,003)	2,024	4,609	14,060
Ending balance	$52,604	$59,940	$62,943	$60,919	$56,310

Accrual for off-balance sheet credit risk associated with mortgage banking activities:
Beginning balance	$4,443	$4,381	4,904	3,885	4,003
Loans charged off	(7)	(16)	(35)	16	(52)
Provision for credit losses	(1,474)	78	(488)	1,003	(66)
Ending balance	$2,962	$4,443	$4,381	$4,904	$3,885

Allowance for credit losses related to held-to-maturity (investment) securities:
Beginning balance	$465	$497	$558	$612	$717
Provision for credit losses	(121)	(32)	(61)	(54)	(105)
Ending balance	$344	$465	$497	$558	$612

Total provision for credit losses	$7,000	$17,000	$16,000	$15,000	$15,000
Average loans by portfolio segment :
Commercial	$14,527,676	$14,316,474	$14,046,237	$13,846,339	$13,508,325
Commercial real estate	5,172,876	4,896,230	4,757,362	4,488,091	4,434,650
Loans to individuals	3,713,756	3,676,350	3,672,648	3,641,574	3,656,257
Net charge-offs (annualized) to average loans	0.11%	0.12%	0.01%	0.28%	0.01%
Net charge-offs (annualized) to average loans by portfolio segment:
Commercial	0.18%	0.06%	(0.06)%	0.42%	(0.02)%
Commercial real estate	(0.07)%	0.32%	0.17%	—%	—%
Loans to individuals	0.10%	0.08%	0.07%	0.12%	0.12%
Recoveries to gross charge-offs	38.35%	16.72%	79.03%	12.92%	74.12%
Provision for loan losses (annualized) to average loans	0.27%	0.35%	0.26%	0.17%	0.02%
Allowance for loan losses to loans outstanding at period end	1.15%	1.13%	1.10%	1.04%	1.11%
Accrual for unfunded loan commitments to loan commitments	0.37%	0.40%	0.42%	0.39%	0.39%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period end	1.37%	1.39%	1.37%	1.31%	1.37%

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
The provision for credit losses of $7.0 million in the third quarter of 2023 reflects modest improvement in the economic outlook and the impact of forecasted higher energy prices during the forecast period, offset by loan growth and the impact of a more challenging national commercial real estate environment, particularly related to office.
Non-pass grade loans, including loans especially mentioned, accruing substandard and nonaccruing loans, increased $23 million compared to June 30, 2023. Non-pass graded general business loans increased $36 million and non-pass grade energy loans were up $29 million, partially offset by a $23 million decrease in non-pass grade healthcare loans and an $18 million decrease in non-pass grade services loans. A summary of outstanding loan balances by risk grade is included in Note 4 to the Consolidated Financial Statements.

A summary of macroeconomic variables considered in developing our estimate of expected credit losses at September 30, 2023 follows:

	Base	Downside	Upside
Scenario probability weighting	50%	35%	15%
Economic outlook	The Russia-Ukraine conflict remains isolated.

The federal funds target range of 5.25 percent to 5.50 percent is held flat for the remainder of the forecast period.

Core inflation continues to improve from the peaks experienced in 2022, reaching 2.9 percent by the third quarter of 2024. Inflation pressures cause modest declines in real household income compared to pre-pandemic levels and a restrictive credit environment results in below-trend GDP growth.

Job openings revert to more normalized levels and overall hiring levels decline, causing the national unemployment rate to modestly increase over the next four quarters.	The Russia-Ukraine conflict remains isolated.

Higher levels of inflation force the Federal Reserve to adopt a more aggressive monetary policy compared to the base case scenario. This results in a target range of 6.25 percent to 6.50 percent by the third quarter of 2024. This, coupled with a restrictive credit environment, pushes the United States into a recession, with a contraction in economic activity and a sharp increase in the unemployment rate.

		Core inflation moderates from the peaks in 2022 but remains elevated through the forecast horizon, ending at 3.8 percent in the third quarter of 2024.
The Russia-Ukraine conflict remains isolated.

The federal funds target range of 5.25 percent to 5.50 percent is held flat through the second quarter of 2024. There is one rate cut in the third quarter of 2024 bringing the target range down to 5.00 percent to 5.25 percent.

Core inflation continues to improve from the peaks experienced in 2022 and reaches 2.5 percent by the third quarter of 2024.

Labor force participants continue to re-enter the job market to help fill the elevated level of job openings. The increase in employment helps maintain household income above its pre-pandemic trend. This, coupled with the drawdown in savings, supports consumer spending and produces GDP growth consistent with pre-pandemic levels.

Macro-economic factors
–GDP is forecasted to grow by 1.3 percent over the next 12 months.
–Civilian unemployment rate of 3.8 percent in the fourth quarter of 2023 increases to 4.2 percent by the third quarter of 2024.
–WTI oil prices are projected to generally follow the NYMEX forward curve that existed at the end of September 2023 and are expected to average $82.81 per barrel over the next 12 months.

–GDP is forecasted to contract 2.0 percent over the next twelve months.
–Civilian unemployment rate of 4.7 percent in the fourth quarter of 2023 increases to 6.1 percent in the third quarter of 2024.
–WTI oil prices are projected to average $57.66 over the next 12 months, with a peak of $65.92 in the fourth quarter of 2023 and falling 21 percent over the following three quarters.

–GDP is forecasted to grow by 1.8 percent over the next 12 months.
–Civilian unemployment rate of 3.7 percent in the fourth quarter of 2023 increases to 4.0 percent by the third quarter of 2024.
–WTI oil prices are projected to average $86.74 per barrel over the next 12 months.

The probability weighting of our base case reasonable and supportable forecast remained at 50 percent in the third quarter of 2023, but the probability weighting of our downside case decreased to 35 percent from 40 percent in the prior quarter. The sensitivity to management's economic scenario weighting may be quantified by comparing the results of weighting each economic scenario at 100%. For example, compared to a 100% base case scenario, a 100% downside case would result in an additional $145 million in quantitative reserve, while a 100% upside case would result in $26 million less quantitative reserve at September 30, 2023. Such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related allowance.

At September 30, 2023, the allowance for loan losses totaled $272 million or 1.15 percent of outstanding loans. Excluding residential mortgage loans guaranteed by U.S. government agencies, the allowance for loan losses was 249 percent of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $325 million or 1.37 percent of outstanding loans and 298 percent of nonaccruing loans at September 30, 2023.

The Company recorded a $17.0 million provision for credit losses in the second quarter of 2023. At June 30, 2023, the allowance for loan losses was $263 million or 1.13 percent of outstanding loans. Excluding residential mortgage loans guaranteed by U.S. government agencies, the allowance for loan losses was 218 percent of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $323 million or 1.39 percent of outstanding loans and 267 percent of nonaccruing loans.

Net Loans Charged Off

Net charge-offs of commercial loans were $6.5 million or 0.11 percent of average loans on an annualized basis in the third quarter. Charge-offs for the third quarter were primarily composed of a $4.6 million general business loan, a $2.2 million commercial real estate loan and a $1.5 million services loan. Net charge-offs of loans to individuals include deposit account overdraft losses.

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

Table 17 – Nonperforming Assets
(Dollars in thousands)

	Sep. 30, 2023	June 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022
Nonaccruing loans:
Commercial:
Healthcare	$41,836	$36,753	$37,247	$41,034	$41,438
Services	2,820	4,541	8,097	16,228	27,315
Energy	19,559	20,037	127	1,399	4,164
General business	6,483	11,946	8,961	1,636	2,753
Total commercial	70,698	73,277	54,432	60,297	75,670

Commercial real estate	7,418	17,395	21,668	16,570	7,971

Loans to individuals:
Residential mortgage	30,954	29,973	29,693	29,791	30,066
Residential mortgage guaranteed by U.S. government agencies	10,436	11,473	14,302	15,005	16,957
Personal	79	133	200	134	136
Total loans to individuals	41,469	41,579	44,195	44,930	47,159
Total nonaccruing loans	119,585	132,251	120,295	121,797	130,800
Accruing renegotiated loans guaranteed by U.S. government agencies[1]	—	—	—	163,535	176,022
Real estate and other repossessed assets	3,753	4,227	12,651	14,304	29,676
Total nonperforming assets	$123,338	$136,478	$132,946	$299,636	$336,498
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$112,902	$125,005	$118,644	$121,096	$143,519

Allowance for loan losses to nonaccruing loans[2]	249.31%	217.52%	235.36%	220.71%	212.37%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to nonaccruing loans[2]	297.50%	267.15%	294.74%	277.76%	261.83%
Nonperforming assets to outstanding loans and repossessed assets	0.52%	0.59%	0.58%	1.33%	1.54%
Nonperforming assets to outstanding loans and repossessed assets[2]	0.48%	0.54%	0.53%	0.54%	0.67%
Nonaccruing loans to outstanding loans	0.50%	0.57%	0.53%	0.54%	0.60%
Nonaccruing commercial loans to outstanding commercial loans	0.48%	0.50%	0.38%	0.42%	0.56%
Nonaccruing commercial real estate loans to outstanding commercial real estate loans	0.14%	0.35%	0.45%	0.36%	0.18%
Nonaccruing loans to individuals to outstanding loans to individuals[2]	0.86%	0.85%	0.86%	0.86%	0.88%
1     The Company adopted FASB Accounting Standards Update No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates designation of these loans as troubled debt restructurings effective January 1, 2023.
2    Excludes residential mortgages guaranteed by U.S. government agencies.

Nonaccruing loans decreased $13 million compared to June 30, 2023. Newly identified nonaccruing loans totaled $11 million, offset by $12 million of payments and $11 million of charge-offs. Nonaccruing commercial real estate loans decreased $10 million and nonaccruing general business loans decreased $5.5 million, partially offset by a $5.1 million increase in nonaccruing healthcare loans. The Company generally retains nonperforming assets to maximize potential recovery, which may cause future nonperforming assets to decrease more slowly.

A rollforward of nonperforming assets for the three and nine months ended September 30, 2023 follows in Table 18.

Table 18 – Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	September 30, 2023
	Nonaccruing Loans				Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
	Commercial	Commercial Real Estate	Loan to Individuals	Total
Balance, June 30, 2023	$73,277	$17,395	$41,579	$132,251	$—	$4,227	$136,478
Additions	6,234	—	4,466	10,700	—	—	10,700
Payments	(2,044)	(7,739)	(2,497)	(12,280)	—	—	(12,280)
Charge-offs	(6,769)	(2,238)	(1,586)	(10,593)	—	—	(10,593)
Net gains (losses) and write-downs	—	—	—	—	—	(252)	(252)
Foreclosure of nonperforming loans	—	—	(142)	(142)	—	142	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(472)	(472)	—	—	(472)
Proceeds from sales	—	—	—	—	—	(364)	(364)
Net transfers to nonaccruing loans	—	—	134	134	—	—	134
Return to accrual status	—	—	(13)	(13)	—	—	(13)
Balance, September 30, 2023	$70,698	$7,418	$41,469	$119,585	$—	$3,753	$123,338

	Nine Months Ended
	September 30, 2023
	Nonaccruing Loans				Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
	Commercial	Commercial Real Estate	Loan to Individuals	Total
Balance, Dec. 31, 2022	$60,297	$16,570	$44,930	$121,797	$163,535	$14,304	$299,636
Change in accounting standard	—	—	—	—	(163,535)	—	(163,535)
Additions	44,334	7,459	12,339	64,132	—	—	64,132
Payments	(23,797)	(8,165)	(7,782)	(39,744)	—	—	(39,744)
Charge-offs	(9,578)	(8,446)	(4,285)	(22,309)	—	—	(22,309)
Net gains (losses) and write-downs	—	—	—	—	—	1,209	1,209
Foreclosure of nonperforming loans	—	—	(367)	(367)	—	367	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(4,015)	(4,015)	—	—	(4,015)
Proceeds from sales	—	—	—	—	—	(12,127)	(12,127)
Net transfers to nonaccruing loans	—	—	662	662	—	—	662
Return to accrual status	(558)	—	(13)	(571)	—	—	(571)
Balance, September 30, 2023	$70,698	$7,418	$41,469	$119,585	$—	$3,753	$123,338

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

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets totaled $3.8 million at September 30, 2023, composed primarily of $3.2 million of land for commercial real estate development. Real estate and other repossessed assets decreased $474 thousand compared to June 30, 2023.
Liquidity and Capital

Based on the average balances for the third quarter of 2023, approximately 67 percent of our funding was provided by deposit accounts, 20 percent from borrowed funds, 10 percent from equity and less than 1 percent from long-term subordinated debt. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Average deposits for the third quarter of 2023 totaled $33.3 billion, a $918 million increase compared to the second quarter of 2023. Demand deposits decreased $840 million while interest-bearing transaction account balances increased $1.0 billion. Time deposit balances increased $764 million.

Table 19 – Average Deposits by Line of Business
(In thousands)

	Three Months Ended
	Sep. 30, 2023	June 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022
Commercial Banking	$15,098,038	$14,822,093	$15,861,285	$16,832,244	$17,966,661
Consumer Banking	7,936,186	7,986,674	8,248,541	8,617,085	8,812,884
Wealth Management	7,886,962	7,544,143	7,432,413	7,888,753	7,999,074
Subtotal	30,921,186	30,352,910	31,542,239	33,338,082	34,778,619
Funds Management and other	2,366,711	2,016,802	1,940,232	2,123,303	2,271,157
Total	$33,287,897	$32,369,712	$33,482,471	$35,461,385	$37,049,776

Average Commercial Banking deposit balances increased $276 million compared to the second quarter of 2023. Interest-bearing transaction account balances increased $903 million while demand deposit balances decreased $661 million. Our Commercial deposit portfolio is highly diversified across industries and customers. The highest concentration by industry within our commercial deposit portfolio is with our energy customers representing 6 percent of our total deposits.

Average Consumer Banking deposit balances decreased $50 million compared to the prior quarter. Decreases of $170 million in interest-bearing transaction deposit balances and $65 million in demand deposit balances were partially offset by an increase of $235 million in time deposit balances.

Average Wealth Management deposits increased $343 million compared to the second quarter of 2023. Interest-bearing transaction account balances increased $303 million and time deposit balances increased $133 million while demand deposit balances decreased $93 million.

Total brokered deposits were 3 percent of total deposits during the third quarter of 2023. Average interest-bearing transaction accounts for the third quarter included $326 million of brokered deposits, a $73 million increase over the second quarter of 2023. Average time deposits for the third quarter of 2023 included $733 million of brokered deposits, a $359 million increase over the second quarter of 2023. Period-end brokered interest-bearing transaction accounts decreased $74 million to $284 million at September 30, 2023, and brokered time deposits decreased $72 million to $688 million at September 30, 2023.

The distribution of our period end deposit account balances among principal markets follows in Table 20.

Table 20 – Period End Deposits by Principal Market Area
(In thousands)

	Sep. 30, 2023	June 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022
Oklahoma:
Demand	$4,019,019	$4,273,136	$4,369,944	$4,585,963	$5,143,405
Interest-bearing:
Transaction	9,970,955	9,979,534	9,468,100	9,475,528	9,619,419
Savings	508,619	531,536	564,829	555,407	558,256
Time	2,019,749	1,945,916	942,787	794,002	776,306
Total interest-bearing	12,499,323	12,456,986	10,975,716	10,824,937	10,953,981
Total Oklahoma	16,518,342	16,730,122	15,345,660	15,410,900	16,097,386

Texas:
Demand	2,599,998	2,876,568	3,154,789	3,873,759	4,609,255
Interest-bearing:
Transaction	5,046,288	4,532,093	4,366,932	4,878,482	4,781,920
Savings	154,863	162,704	175,012	178,356	179,049
Time	436,218	377,424	321,774	356,538	343,015
Total interest-bearing	5,637,369	5,072,221	4,863,718	5,413,376	5,303,984
Total Texas	8,237,367	7,948,789	8,018,507	9,287,135	9,913,239

Colorado:
Demand	1,598,622	1,726,130	1,869,194	2,462,891	2,510,179
Interest-bearing:
Transaction	1,888,026	1,825,295	2,126,435	2,123,218	2,221,796
Savings	63,129	66,968	72,548	77,961	80,542
Time	185,030	148,840	128,583	135,043	151,064
Total interest-bearing	2,136,185	2,041,103	2,327,566	2,336,222	2,453,402
Total Colorado	3,734,807	3,767,233	4,196,760	4,799,113	4,963,581

New Mexico:
Demand	853,571	912,218	997,364	1,141,958	1,296,410
Interest-bearing:
Transaction	1,049,903	712,541	674,328	691,915	717,492
Savings	97,753	102,729	111,771	112,430	113,056
Time	217,535	179,548	137,875	133,625	142,856
Total interest-bearing	1,365,191	994,818	923,974	937,970	973,404
Total New Mexico	2,218,762	1,907,036	1,921,338	2,079,928	2,269,814

	Sep. 30, 2023	June 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022
Arizona:
Demand	522,142	592,144	780,051	844,327	903,296
Interest-bearing:
Transaction	903,535	800,970	687,527	739,628	788,142
Savings	12,340	14,489	16,993	16,496	18,258
Time	36,689	31,248	27,755	24,846	26,704
Total interest-bearing	952,564	846,707	732,275	780,970	833,104
Total Arizona	1,474,706	1,438,851	1,512,326	1,625,297	1,736,400

Kansas/Missouri:
Demand	351,236	363,534	393,321	436,259	479,459
Interest-bearing:
Transaction	981,091	1,014,247	1,040,009	694,163	747,981
Savings	14,331	16,316	18,292	20,678	19,375
Time	22,437	16,176	13,061	12,963	13,258
Total interest-bearing	1,017,859	1,046,739	1,071,362	727,804	780,614
Total Kansas/Missouri	1,369,095	1,410,273	1,464,683	1,164,063	1,260,073

Arkansas:
Demand	29,635	38,818	42,312	50,180	43,111
Interest-bearing:
Transaction	57,381	43,301	71,158	56,181	123,273
Savings	2,898	3,195	3,228	3,083	3,098
Time	9,559	7,225	4,775	4,825	5,940
Total interest-bearing	69,838	53,721	79,161	64,089	132,311
Total Arkansas	99,473	92,539	121,473	114,269	175,422
Total BOK Financial deposits	$33,652,552	$33,294,843	$32,580,747	$34,480,705	$36,415,915

Estimated uninsured deposits totaled $19.1 billion or 53 percent of our total deposits at September 30, 2023. In addition to insured deposits, we also hold $4.3 billion of collateralized deposits. Municipalities, Native American tribal governments and certain trust-related deposits are all required to be collateralized. Excluding the impact of collateralized deposits and deposits related to consolidated subsidiaries, our uninsured and uncollateralized deposit level is $13.7 billion or 41 percent of total deposits at September 30, 2023.

In addition to deposits, liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Banks borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers' banks and Federal Home Loan Banks from across the country. The largest source of wholesale federal funds purchased totaled $250 million at September 30, 2023. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale and trading securities. Federal Home Loan Banks borrowings are generally short-term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and agency mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $6.9 billion during the quarter, compared to $5.2 billion in the second quarter of 2023.

At September 30, 2023, management estimates a total potential secured borrowing capacity of approximately $23.0 billion. This includes current available secured capacity of $18.7 billion from the use of programs available to U.S. banks from the Federal Home Loan Banks and Federal Reserve Banks and an estimated $4.3 billion of other sources that could be converted into additional secured capacity.

A summary of other borrowings for BOK Financial on a consolidated basis follows in Table 21.

Table 21 – Borrowed Funds
(Dollars in thousands)

		Three Months Ended September 30, 2023				Three Months Ended June 30, 2023
	Sep. 30, 2023	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	June 30, 2023	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter

Funds purchased	355,246	675,887	5.49%	1,012,900	1,013,384	1,435,842	4.90%	1,704,877
Repurchase agreements	2,367,752	2,023,140	4.59%	2,367,752	4,433,480	2,235,152	4.37%	4,433,480
Other borrowings:
Federal Home Loan Banks advances	6,175,000	6,941,575	5.48%	7,875,000	3,750,000	5,244,340	5.12%	5,100,000
GNMA repurchase liability	10,758	10,863	4.02%	11,563	10,201	11,596	3.80%	12,316
Other	15,886	15,871	5.02%	15,886	16,855	19,355	2.84%	23,775
Total other borrowings	6,201,644	6,968,309	5.48%		3,777,056	5,275,291	5.12%
Subordinated debentures[1]	131,152	131,151	7.02%	131,152	131,154	131,153	6.79%	131,154
Total other borrowed funds and subordinated debentures	$9,055,794	$9,798,487	5.32%		$9,355,074	$9,077,438	4.92%
1 Parent Company only.
BOKF, NA also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold into GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors if delinquent loans are not repurchased from the GNMA mortgage pools.
Parent Company

At September 30, 2023, cash and interest-bearing cash and cash equivalents held by the parent company totaled $209 million. The primary sources of liquidity for BOK Financial are cash on hand and dividends from BOKF, NA. Dividends from the bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At September 30, 2023, based upon the most restrictive limitations as well as management's internal capital policy, BOKF, NA could declare up to $394 million of dividends. Dividend constraints may be alleviated through increases in retained earnings, capital issuances or changes in risk weighted assets. Future losses or increases in required regulatory capital at the bank could affect its ability to pay dividends to the parent company.

Our equity capital at September 30, 2023 was $4.8 billion, a $50 million decrease compared to June 30, 2023. Net income less cash dividends paid increased equity $99 million during the third quarter of 2023. Changes in interest rates resulted in a $92 million decrease in accumulated other comprehensive income compared to June 30, 2023. We also repurchased $59 million of common stock, excluding a one percent excise tax on corporate stock repurchases, during the third quarter of 2023. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings including expected benefits from lower federal income tax rates, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt or perpetual preferred stock issuance, share repurchase and stock and cash dividends.

On November 1, 2022, the board of directors authorized the Company to purchase up to five million common shares, subject to market conditions, securities law and other regulatory compliance limitations. As of September 30, 2023, the Company had repurchased 1,727,977 shares under this authorization. The Company repurchased 700,500 shares of common stock at an average price of $84.17 per share in the third quarter of 2023. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.

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

In March 2020, in response to the impact on the financial markets by the COVID-19 pandemic, the banking agencies issued an interim final rule permitting banking organizations that implement the current expected credit loss ("CECL") model the option to delay for two years an estimate of the CECL methodology's effect on regulatory capital, followed by a three-year transition period. The estimate includes the implementation date adjustment as of January 1, 2020 plus an estimate of the impact of the change for a two year period following implementation of CECL. We elected to delay the regulatory capital impact of the transition in accordance with the interim final rule. Deferral of the impact of CECL added 6 basis points to the Company's Common equity Tier 1 capital at September 30, 2023.

Capital and other performance ratios for BOK Financial on a consolidated basis are presented in Table 22.

Table 22 – Capital and Performance Ratios

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer	Sep. 30, 2023	June 30, 2023	Sep. 30, 2022
Capital:
Common equity Tier 1	4.50%	2.50%	7.00%	12.06%	12.13%	11.80%
Tier 1 capital	6.00%	2.50%	8.50%	12.07%	12.13%	11.82%
Total capital	8.00%	2.50%	10.50%	13.16%	13.24%	12.81%
Tier 1 Leverage	4.00%	N/A	4.00%	9.52%	9.75%	9.76%
Average total equity to average assets				9.95%	10.32%	10.58%
Tangible common equity ratio[1]				7.74%	7.79%	7.96%
Adjusted common tangible equity ratio[1]				7.35%	7.49%	7.66%

Performance Ratios:
Return on average equity				10.88%	12.28%	13.01%
Return on average tangible common equity[1]				14.08%	15.86%	17.04%
1    See Explanation and Reconciliation of Non-GAAP Measures following.

Off-Balance Sheet Arrangements

See Note 4 to the Consolidated Financial Statements for a discussion of the Company's significant off-balance sheet commitments.

Explanation and Reconciliation of Non-GAAP Measures

Table 23 provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 23 – Non-GAAP Measures
(Dollars in thousands)

	Sep. 30, 2023	June 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022
Reconciliation of tangible common equity ratio and adjusted tangible common equity ratio:
Total shareholders' equity	$4,814,019	$4,863,854	$4,874,786	$4,682,649	$4,509,934
Less: Goodwill and intangible assets, net	1,110,553	1,113,995	1,117,438	1,120,880	1,124,582
Tangible common equity	3,703,466	3,749,859	3,757,348	3,561,769	3,385,352
Add: Unrealized gain (loss) on investment securities, net	(246,395)	(189,152)	(140,947)	(167,477)	(165,206)
Add: Tax effect on unrealized gain (loss) on investment securities, net	57,949	44,486	33,149	39,196	38,665
Adjusted tangible common equity	$3,515,020	$3,605,193	$3,649,550	$3,433,488	$3,258,811

Total assets	$48,931,397	$49,237,920	$45,524,122	$47,790,642	$43,645,446
Less: Goodwill and intangible assets, net	1,110,553	1,113,995	1,117,438	1,120,880	1,124,582
Tangible assets	$47,820,844	$48,123,925	$44,406,684	$46,669,762	$42,520,864

Tangible common equity ratio	7.74%	7.79%	8.46%	7.63%	7.96%

Adjusted tangible common equity ratio	7.35%	7.49%	8.22%	7.36%	7.66%

Reconciliation of return on average tangible common equity:
Total average shareholders' equity	$4,902,119	$4,941,352	$4,837,567	$4,613,929	$4,771,123
Less: Average goodwill and intangible assets, net	1,112,217	1,115,652	1,119,123	1,122,680	1,126,440
Average tangible common equity	$3,789,902	$3,825,700	$3,718,444	$3,491,249	$3,644,683

Net Income	$134,495	$151,308	$162,368	$168,429	$156,510

Return on average tangible common equity	14.08%	15.86%	17.71%	19.14%	17.04%

Reconciliation of pre-provision net revenue:
Net income before taxes	$167,735	$195,637	$208,401	$216,256	$196,272
Provision for expected credit losses	7,000	17,000	16,000	15,000	15,000
Net income (loss) attributable to non-controlling interests	(16)	328	128	(37)	81
Pre-provision net revenue	$174,751	$212,309	$224,273	$231,293	$211,191

Calculation of efficiency ratio:
Total other operating expense	$324,313	$318,673	$305,812	$318,456	$294,751
Less: Amortization of intangible assets	3,474	3,474	3,391	3,736	3,943
Adjusted total other operating expense	$320,839	$315,199	$302,421	$314,720	$290,808

Net interest revenue	$300,896	$322,261	$352,348	$352,626	$316,325
Tax-equivalent adjustment	2,214	2,200	2,285	2,287	2,163
Tax-equivalent net interest revenue	303,110	324,461	354,633	354,913	318,488
Total other operating revenue	198,152	209,049	177,865	197,086	189,698
Less: Gain (loss) on available for sale securities, net	—	(3,010)	—	(3,988)	892
Adjusted revenue	$501,262	$536,520	$532,498	$555,987	$507,294

Efficiency ratio	64.01%	58.75%	56.79%	56.61%	57.33%

	Sep. 30, 2023	June 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022
Information on net interest revenue and net interest margin excluding trading activities:
Net interest revenue	$300,896	$322,261	$352,348	$352,626	$316,325
Less: Trading activities net interest revenue	(7,343)	(3,461)	70	(860)	4,478
Net interest revenue excluding trading activities	$308,239	$325,722	$352,278	$353,486	$311,847
Tax-equivalent adjustment	2,214	2,200	2,285	2,287	2,163
Tax-equivalent net interest revenue excluding trading activities	$310,453	$327,922	$354,563	$355,773	$314,010

Average total earning assets	$44,012,300	$42,731,533	$40,781,257	$39,285,300	$38,527,860
Less: Average trading activities interest-earning assets	5,444,587	4,274,803	3,031,969	3,086,985	3,178,068
Average interest-earning assets excluding trading activities	$38,567,713	$38,456,730	$37,749,288	$36,198,315	$35,349,792

Net interest margin on average interest-earning assets	2.69%	3.00%	3.45%	3.54%	3.24%
Net interest margin on average trading activities interest-earning assets	(0.49)%	(0.34)%	—%	(0.12)%	0.53%
Net interest margin on average interest-earning assets excluding trading activities	3.14%	3.36%	3.72%	3.84%	3.49%

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

The U.K. Financial Conduct Authority ("FCA") ceased publication of the principal tenors of the U.S. dollar London Interbank Offered Rate ("LIBOR") immediately following the final publication on June 30, 2023. The Company ceased production of new LIBOR-based exposure as of December 31, 2021 and now offers floating rate products in various alternative reference rates, with the majority of volume being observed thus far in term rate versions of the Secured Overnight Financing Rate ("SOFR"). Before the June 30, 2023 deadline, the Company mitigated its remaining LIBOR exposure, with any outstanding or committed exposure being proactively moved to an alternative rate or falling back per the terms of their contract or as per the LIBOR Act.

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

The interest rate sensitivity in Table 24 indicates management's estimation of the impact of rate changes on net interest revenue. Should deposit costs be 10 percent more sensitive to changes in rates, the variation in net interest revenue over the next twelve months would be (4.73) percent, or ($60.4 million) for the 200 basis point increase scenario. Alternatively, should deposit funding costs be 10 percent less sensitive to changes in rates, the variation in net interest revenue over the next twelve months would be (2.33) percent, or ($29.7 million) for the 200 basis point increase scenario.

Table 24 – Interest Rate Sensitivity
(Dollars in thousands)

	Sep. 30, 2023				June 30, 2023
	200 bp Increase	100 bp Increase	100 bp Decrease	200 bp Decrease	200 bp Increase	100 bp Increase	100 bp Decrease	200 bp Decrease
Anticipated impact over the next twelve months on net interest revenue	$(45,100)	$(16,700)	$(15,900)	$(17,700)	$(22,800)	$(1,100)	$(32,000)	$(49,700)
	(3.53)%	(1.31)%	(1.24)%	(1.38)%	(1.64)%	(0.08)%	(2.30)%	(3.57)%
Anticipated impact over months twelve through twenty-four	$(50,600)	$(13,500)	$(68,000)	$(108,000)	$(13,800)	$19,900	$(100,200)	$(171,700)
	(3.55)%	(0.94)%	(4.77)%	(7.57)%	(0.90)%	1.30%	(6.52)%	(11.18)%

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

Table 25 – MSR Asset and Hedge Sensitivity Analysis
(In thousands)

	Sep. 30, 2023		June 30, 2023
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
MSR Asset	$5,164	$(6,738)	$6,927	$(8,919)
MSR Hedge	(6,672)	6,817	(8,116)	8,291
Net Exposure	(1,508)	79	(1,189)	(628)

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

Table 26 – Mortgage Pipeline Sensitivity Analysis
(In thousands)

	Three Months Ended				Nine Months Ended September 30,
	Sep. 30, 2023		June 30, 2023		2023		2022
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(54)	$(56)	$(96)	$(57)	$(76)	$(43)	$(77)	$(226)
Low[2]	49	12	—	52	49	61	381	91
High[3]	(153)	(115)	(158)	(168)	(186)	(168)	(402)	(779)
Period End	(7)	(41)	(88)	(99)	(7)	(41)	(8)	(115)
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

Due to inherent limitations of the VaR methodology, including its reliance on past market behavior, which might not be indicative of future market performance, VaR is only one of several tools used to measure and manage market risk. Other tools used to actively manage market risk include stress testing ("Stressed VaR" or "SVaR") and sensitivity analysis.

Stressed VaR is calculated using the same internal models as used for the VaR-based measure. Stressed VaR is calculated over a ten-day holding period at a one-tail, 99% confidence level and employs a historical simulation approach based on a continuous twelve-month historical window selected to reflect a period of significant financial stress for the Company's trading portfolio.

The trading portfolio's VaR and Stressed VaR profiles are influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. Table 27 below summarizes certain VaR and Stressed VaR based measures for the three months ended September 30, 2023, June 30, 2023, September 30, 2022 and June 30, 2022.

Table 27 – VaR and SVaR Measures
(In thousands)

	Three Months Ended				Three Months Ended
	Sep. 30, 2023		June 30, 2023		Sep. 30, 2022		June 30, 2022
	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR
Average[1]	$5,954	$6,118	$4,429	$7,239	$2,644	$7,555	$6,070	$12,619
Low	3,893	4,027	3,046	4,171	1,044	4,051	2,612	5,820
High	9,312	9,312	7,913	14,861	5,930	14,030	11,583	25,184
Period End	6,455	6,455	5,863	5,863	1,584	5,478	3,386	8,220
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

Table 28 – Trading Sensitivity Analysis
(In thousands)

	Three Months Ended				Nine Months Ended September 30,
	Sep. 30, 2023		June 30, 2023		2023		2022
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(3,644)	$4,517	$(602)	$1,452	$(1,169)	$1,810	$571	$750
Low[2]	620	8,955	4,279	6,202	4,513	8,955	8,643	12,277
High[3]	(8,223)	573	(4,758)	(3,445)	(8,223)	(4,538)	(11,253)	(6,325)
Period End	(4,745)	4,983	(3,693)	4,886	(4,745)	4,983	983	(504)
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

Model Risk Management

BOK Financial has an internal independent Model Risk Management staff that validates models to verify they are conceptually sound, computationally accurate, are performing as expected, and are in line with their intended use. Model Risk Management staff also enforces the Company's model risk governance program that defines roles and responsibilities, including the authority to levy findings requiring remediation and to restrict model usage.

Model Validation

Model validation staff maintain independence from both the developers and users of the models. Models are validated through an evaluation process that assesses the data, theory, implementation, outcomes, and governance of each scenario. Each model receives a model risk score, which determines the frequency and scope of validation activities. Validations comprise an assessment of model performance as well as a model's potential limitations given its particular assumptions or weaknesses. Based on the results of the review, the team determines whether the use case for the model is appropriate. The ultimate validation results may require remediation actions from the business line. Model validation results are communicated with one of the following three outcomes: "Approved for use," "Approved with findings," or "Unapproved."

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

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Interest revenue	2023	2022	2023	2022
Loans	$425,662	$264,350	$1,192,714	$646,738
Residential mortgage loans held for sale	1,234	1,684	3,305	4,637
Trading securities	65,221	22,720	147,051	86,653
Investment securities	8,276	9,108	25,790	14,947
Available for sale securities	99,124	58,779	282,449	175,383
Fair value option securities	552	286	7,561	1,214
Restricted equity securities	8,776	2,703	21,013	5,194
Interest-bearing cash and cash equivalents	8,199	3,520	24,257	5,730
Total interest revenue	617,044	363,150	1,704,140	940,496
Interest expense
Deposits	184,808	34,715	416,748	56,175
Borrowed funds	129,019	10,433	305,278	21,115
Subordinated debentures	2,321	1,677	6,609	4,452
Total interest expense	316,148	46,825	728,635	81,742
Net interest revenue	300,896	316,325	975,505	858,754
Provision for credit losses	7,000	15,000	40,000	15,000
Net interest revenue after provision for credit losses	293,896	301,325	935,505	843,754
Other operating revenue
Brokerage and trading revenue	62,312	61,006	179,714	77,970
Transaction card revenue	26,387	25,974	78,011	77,130
Fiduciary and asset management revenue	52,256	50,190	155,910	146,427
Deposit service charges and fees	27,676	28,703	80,744	84,207
Mortgage banking revenue	13,356	11,282	42,864	39,300
Other revenue	15,865	15,479	47,085	38,608
Total fees and commissions	197,852	192,634	584,328	463,642
Other gains (losses), net	1,474	979	16,343	(8,304)
Loss on derivatives, net	(9,010)	(17,009)	(18,513)	(77,559)
Loss on fair value option securities, net	(203)	(4,368)	(5,323)	(17,790)
Change in fair value of mortgage servicing rights	8,039	16,570	11,241	83,165
Gain (loss) on available for sale securities, net	—	892	(3,010)	3,017
Total other operating revenue	198,152	189,698	585,066	446,171
Other operating expense
Personnel	190,791	170,348	563,588	484,499
Business promotion	6,958	6,127	23,167	18,965
Charitable contributions to BOKF Foundation	23	—	1,165	—
Professional fees and services	13,224	14,089	39,049	37,977
Net occupancy and equipment	32,583	29,296	91,147	87,640
Insurance	7,996	4,306	22,285	13,317
Data processing and communications	45,672	41,743	135,781	122,859
Printing, postage and supplies	3,760	4,349	11,381	11,967
Amortization of intangible assets	3,474	3,943	10,339	11,956
Mortgage banking costs	8,357	9,504	22,439	26,818
Other expense	11,475	11,046	28,457	30,026
Total other operating expense	324,313	294,751	948,798	846,024
Net income before taxes	167,735	196,272	571,773	443,901
Federal and state income taxes	33,256	39,681	123,162	92,000
Net income	134,479	156,591	448,611	351,901
Net income (loss) attributable to non-controlling interests	(16)	81	440	57
Net income attributable to BOK Financial Corporation shareholders	$134,495	$156,510	$448,171	$351,844
Earnings per share:
Basic	$2.04	$2.32	$6.74	$5.18
Diluted	$2.04	$2.32	$6.74	$5.18
Average shares used in computation:
Basic	65,548,307	67,003,199	65,955,294	67,409,789
Diluted	65,548,307	67,004,623	65,955,294	67,411,222
Dividends declared per share	$0.54	$0.53	$1.62	$1.59
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$134,479	$156,591	$448,611	$351,901
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	(135,614)	(412,084)	(171,977)	(1,293,661)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	14,912	21,675	46,996	24,130
Operating expense, Personnel	—	(3,483)	—	(3,483)
Loss (gain) on available for sale securities, net	—	(892)	3,010	(3,017)
Other comprehensive income (loss) before income taxes	(120,702)	(394,784)	(121,971)	(1,276,031)
Federal and state income taxes	(28,389)	(92,467)	(29,941)	(298,715)
Other comprehensive income (loss), net of income taxes	(92,313)	(302,317)	(92,030)	(977,316)
Comprehensive income (loss)	42,166	(145,726)	356,581	(625,415)
Comprehensive income (loss) attributable to non-controlling interests	(16)	81	440	57
Comprehensive income (loss) attributable to BOK Financial Corp. shareholders	$42,182	$(145,807)	$356,141	$(625,472)

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(In thousands, except share data)

	Sep. 30, 2023	Dec. 31, 2022
	(Unaudited)	(Footnote 1)
Assets
Cash and due from banks	$854,161	$943,810
Interest-bearing cash and cash equivalents	520,774	457,906
Trading securities	4,748,101	4,464,161
Investment securities, net of allowance (fair value: September 30, 2023 – $2,052,367; December 31, 2022 – $2,346,768)	2,298,418	2,513,687
Available for sale securities	11,906,647	11,493,860
Fair value option securities	20,215	296,590
Restricted equity securities	435,112	299,651
Residential mortgage loans held for sale	72,489	75,272
Loans	23,724,018	22,557,150
Allowance for loan losses	(272,114)	(235,704)
Loans, net of allowance	23,451,904	22,321,446
Premises and equipment, net	616,439	565,175
Receivables	255,164	273,815
Goodwill	1,044,749	1,044,749
Intangible assets, net	65,804	76,131
Mortgage servicing rights	311,382	277,608
Real estate and other repossessed assets, net of allowance (September 30, 2023 – $4,247; December 31, 2022 – $10,115)	3,753	14,304
Derivative contracts, net	546,109	880,343
Cash surrender value of bank-owned life insurance	406,623	406,751
Receivable on unsettled securities sales	28,707	31,004
Other assets	1,344,846	1,354,379
Total assets	$48,931,397	$47,790,642

Liabilities and Equity
Liabilities:
Non-interest bearing demand deposits	$9,974,223	$13,395,337
Interest-bearing deposits:
Transaction	19,897,179	18,659,115
Savings	853,933	964,411
Time	2,927,217	1,461,842
Total deposits	33,652,552	34,480,705
Funds purchased and repurchase agreements	2,722,998	2,270,377
Other borrowings	6,201,644	4,736,908
Subordinated debentures	131,152	131,205
Accrued interest, taxes and expense	244,105	296,870
Derivative contracts, net	403,947	554,900
Due on unsettled securities purchases	235,473	147,470
Other liabilities	522,318	484,849
Total liabilities	44,114,189	43,103,284
Shareholders' equity:
Common stock ($0.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: September 30, 2023 – 76,588,230; December 31, 2022 – 76,423,345)	5	5
Capital surplus	1,404,668	1,390,395
Retained earnings	5,164,597	4,824,164
Treasury stock (shares at cost: September 30, 2023 – 10,923,390; December 31, 2022 – 9,464,711)	(826,266)	(694,960)
Accumulated other comprehensive income (loss)	(928,985)	(836,955)
Total shareholders' equity	4,814,019	4,682,649
Non-controlling interests	3,189	4,709
Total equity	4,817,208	4,687,358
Total liabilities and equity	$48,931,397	$47,790,642

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited)
(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, June 30, 2023	76,592	$5	$1,401,509	$5,065,733	10,223	$(766,721)	$(836,672)	$4,863,854	$3,543	$4,867,397
Net income (loss)	—	—	—	134,495	—	—	—	134,495	(16)	134,479
Other comprehensive loss	—	—	—	—	—	—	(92,313)	(92,313)	—	(92,313)
Repurchase of common stock	—	—	—	—	700	(59,545)	—	(59,545)	—	(59,545)
Share-based compensation plans:
Non-vested shares awarded, net	(4)	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	3,159	—	—	—	—	3,159	—	3,159
Cash dividends on common stock	—	—	—	(35,631)	—	—	—	(35,631)	—	(35,631)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(338)	(338)
Balance, September 30, 2023	76,588	$5	$1,404,668	$5,164,597	10,923	$(826,266)	$(928,985)	$4,814,019	$3,189	$4,817,208

Balance, December 31, 2022	76,423	$5	$1,390,395	$4,824,164	9,465	$(694,960)	$(836,955)	$4,682,649	$4,709	$4,687,358
Net income (loss)	—	—	—	448,171	—	—	—	448,171	440	448,611
Other comprehensive loss	—	—	—	—	—	—	(92,030)	(92,030)	—	(92,030)
Repurchase of common stock	—	—	—	—	1,413	(126,611)	—	(126,611)	—	(126,611)
Share-based compensation plans:
Non-vested shares awarded, net	165	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	45	(4,695)	—	(4,695)	—	(4,695)
Share-based compensation	—	—	14,273	—	—	—	—	14,273	—	14,273
Cash dividends on common stock	—	—	—	(107,738)	—	—	—	(107,738)	—	(107,738)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(1,960)	(1,960)
Balance, September 30, 2023	76,588	$5	$1,404,668	$5,164,597	10,923	$(826,266)	$(928,985)	$4,814,019	$3,189	$4,817,208

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, June 30, 2022	76,408	$5	$1,381,676	$4,570,837	8,602	$(612,551)	$(602,628)	$4,737,339	$4,203	$4,741,542
Net income (loss)	—	—	—	156,510	—	—	—	156,510	81	156,591
Other comprehensive loss	—	—	—	—	—	—	(302,317)	(302,317)	—	(302,317)
Repurchase of common stock	—	—	—	—	548	(49,980)	—	(49,980)	—	(49,980)
Share-based compensation plans:
Stock options exercised	—	—	—	—	—	—	—	—	—	—
Non-vested shares awarded, net	(3)	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	3,805	—	—	—	—	3,805	—	3,805
Cash dividends on common stock	—	—	—	(35,423)	—	—	—	(35,423)	—	(35,423)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	90	90
Balance, September 30, 2022	76,405	$5	$1,385,481	$4,691,924	9,150	$(662,531)	$(904,945)	$4,509,934	$4,374	$4,514,308

Balance, December 31, 2021	76,254	$5	$1,378,794	$4,447,691	7,786	$(535,129)	$72,371	$5,363,732	$4,639	$5,368,371
Net income (loss)	—	—	—	351,844	—	—	—	351,844	57	351,901
Other comprehensive loss	—	—	—	—	—	—	(977,316)	(977,316)	—	(977,316)
Repurchase of common stock	—	—	—	—	1,318	(122,458)	—	(122,458)	—	(122,458)
Share-based compensation plans:
Stock options exercised	1	—	37	—	—	—	—	37	—	37
Non-vested shares awarded, net	150	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	46	(4,944)	—	(4,944)	—	(4,944)
Share-based compensation	—	—	6,650	—	—	—	—	6,650	—	6,650
Cash dividends on common stock	—	—	—	(107,611)	—	—	—	(107,611)	—	(107,611)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(322)	(322)
Balance, September 30, 2022	76,405	$5	$1,385,481	$4,691,924	9,150	$(662,531)	$(904,945)	$4,509,934	$4,374	$4,514,308

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$448,611	$351,901
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	40,000	15,000
Change in fair value of mortgage servicing rights due to market assumption changes	(11,241)	(83,165)
Change in the fair value of mortgage servicing rights due to principal payments	21,031	24,277
Net unrealized (gains) losses from derivative contracts	(55,127)	(31,677)
Share-based compensation	14,273	6,650
Depreciation and amortization	81,002	80,215
Net amortization of discounts and premiums	(14,216)	8,676
Net losses (gains) on financial instruments and other losses (gains), net	(12,702)	5,285
Net loss (gain) on mortgage loans held for sale	4,306	795
Mortgage loans originated for sale	(527,136)	(1,039,313)
Proceeds from sale of mortgage loans held for sale	527,115	1,085,632
Capitalized mortgage servicing rights	(9,757)	(15,810)
Change in trading and fair value option securities	(7,477)	6,951,932
Change in receivables	14,079	41,705
Change in other assets	74,107	9,899
Change in other liabilities	(58,926)	(68,084)
Net cash provided by (used in) operating activities	527,942	7,343,918
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	214,869	100,418
Proceeds from maturities or redemptions of available for sale securities	1,134,602	1,827,825
Purchases of investment securities	(2,504)	(10,000)
Purchases of available for sale securities	(1,843,827)	(2,716,590)
Proceeds from sales of available for sale securities	135,489	242,135
Change in amount receivable on unsettled available for sale securities transactions	7,471	(11,348)
Loans originated, net of principal collected	(1,168,401)	(1,572,461)
Net payments on derivative asset contracts	143,543	(35,198)
Net change in restricted equity securities	(135,461)	(17,243)
Proceeds from disposition of assets	36,993	17,759
Purchases of assets	(128,902)	(151,320)
Net cash provided by (used in) investing activities	(1,606,128)	(2,326,023)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	(2,293,528)	(4,580,959)
Net change in time deposits	1,465,375	(245,185)
Net change in other borrowed funds	1,906,678	(1,528,634)
Net proceeds on derivative liability contracts	(153,692)	15,215
Net change in derivative margin accounts	312,397	271,418
Change in amount due on unsettled available for sale securities transactions	53,219	56,725
Issuance of common and treasury stock, net	(4,695)	(4,907)
Repurchase of common stock	(126,611)	(122,458)
Dividends paid	(107,738)	(107,611)
Net cash provided by (used in) financing activities	1,051,405	(6,246,396)
Net increase (decrease) in cash and cash equivalents	(26,781)	(1,228,501)
Cash and cash equivalents at beginning of period	1,401,716	2,837,410
Cash and cash equivalents at end of period	$1,374,935	$1,608,909

Supplemental Cash Flow Information:
Cash paid for interest	$706,011	$80,759
Cash paid for taxes	$156,092	$67,147
Net loans and bank premises transferred to repossessed real estate and other assets	$367	$12,314
Transfer of available for sale securities to investment securities	$—	$2,454,273
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	$10,679	$27,317
Conveyance of other real estate owned guaranteed by U.S. government agencies	$4,007	$5,882
Right-of-use assets obtained in exchange for operating lease liabilities	$65,241	$21,198
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

The financial information should be read in conjunction with BOK Financial's 2022 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2022 have been derived from the audited financial statements included in BOK Financial's 2022 Form 10-K but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine-month period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities are as follows (in thousands):

	September 30, 2023		December 31, 2022
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government securities	$18,843	$8	$9,823	$(16)
Residential agency mortgage-backed securities	4,653,161	(107,212)	4,406,848	4
Municipal securities	51,998	(1,175)	21,484	(136)
Other trading securities	24,099	120	26,006	(175)
Total trading securities	$4,748,101	$(108,259)	$4,464,161	$(323)
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	September 30, 2023
	Amortized	Carrying	Fair	Gross Unrealized
	Cost	Value[1]	Value	Gain	Loss
Municipal securities	$121,003	$121,003	$122,695	$2,882	$(1,190)
Mortgage-backed securities:
Residential agency	2,322,710	2,146,133	1,901,143	95	(245,085)
Commercial agency	17,258	15,838	14,371	—	(1,467)
Other debt securities	15,788	15,788	14,158	—	(1,630)
Total investment securities	2,476,759	2,298,762	2,052,367	2,977	(249,372)
Allowance for credit losses	(344)	(344)	—	—	—
Investment securities, net of allowance	$2,476,415	$2,298,418	$2,052,367	$2,977	$(249,372)
1    Carrying value includes $178 million of net unrealized loss which remains in Accumulated other comprehensive income ("AOCI") in the Consolidated Balance Sheets related to certain securities transferred during the second quarter of 2022 from the Available for Sale securities portfolio to the Investment securities portfolio.

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
1    Carrying value includes $225 million of net unrealized loss which remains in AOCI in the Consolidated Balance Sheets related to certain securities transferred during the second quarter of 2022 from the Available for Sale securities portfolio to the Investment securities portfolio.

The amortized cost and fair values of investment securities at September 30, 2023, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Carrying value	$17,756	$100,534	$34,326	$13	$152,629	3.53
Fair value	17,804	102,168	31,239	13	151,224
Residential mortgage-backed securities:
Carrying value					$2,146,133	2
Fair value					1,901,143
Total investment securities:
Carrying value					$2,298,762
Fair value					2,052,367
1Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 5.3 years based upon current prepayment assumptions.

Temporarily Impaired Investment Securities
(dollars in thousands):

	September 30, 2023
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	59	$28,962	$601	$6,200	$589	$35,162	$1,190
Mortgage-backed securities:
Residential agency	116	—	—	1,900,066	245,085	1,900,066	245,085
Commercial agency	2	—	—	14,371	1,467	14,371	1,467
Other debt securities	3	—	—	8,645	1,630	8,645	1,630
Total investment securities	180	$28,962	$601	$1,929,282	$248,771	$1,958,244	$249,372

	December 31, 2022
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	22	$18,037	$406	$544	$58	$18,581	$464
Mortgage-backed securities:
Residential agency	116	2,142,114	172,014	—	—	2,142,114	172,014
Commercial agency	2	14,588	1,021	—	—	14,588	1,021
Other debt securities	3	9,428	571	257	18	9,685	589
Total investment securities	143	$2,184,167	$174,012	$801	$76	$2,184,968	$174,088

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	September 30, 2023
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,000	$897	$—	$(103)
Municipal securities	545,940	488,269	—	(57,671)
Mortgage-backed securities:
Residential agency	6,686,602	6,216,955	162	(469,809)
Residential non-agency	774,074	715,806	9,830	(68,098)
Commercial agency	4,933,051	4,484,247	37	(448,841)
Other debt securities	500	473	—	(27)
Total available for sale securities	$12,941,167	$11,906,647	$10,029	$(1,044,549)

	December 31, 2022
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,000	$898	$—	$(102)
Municipal securities	687,875	624,500	321	(63,696)
Mortgage-backed securities:
Residential agency	6,161,358	5,814,496	13,085	(359,947)
Residential non-agency	616,423	577,576	11,776	(50,623)
Commercial agency	4,892,257	4,475,917	3,479	(419,819)
Other debt securities	500	473	—	(27)
Total available for sale securities	$12,359,413	$11,493,860	$28,661	$(894,214)

The amortized cost and fair values of available for sale securities at September 30, 2023, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$347,874	$3,048,923	$1,554,983	$528,711	$5,480,491	5.58
Fair value	341,476	2,759,574	1,382,272	490,564	4,973,886
Residential mortgage-backed securities:
Amortized cost					$7,460,676	2
Fair value					6,932,761
Total available for sale securities:
Amortized cost					$12,941,167
Fair value					11,906,647
1Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.4 years based upon current prepayment assumptions.

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Proceeds	$—	$30,834	$135,489	$242,135
Gross realized gains	—	1,116	703	4,510
Gross realized losses	—	(224)	(3,713)	(1,493)
Related federal and state income tax expense (benefit)	—	209	(708)	706

The fair value of debt securities pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was $13.1 billion at September 30, 2023 and $11.2 billion at December 31, 2022. The secured parties do not have the right to sell or repledge these securities.

Temporarily Impaired Available for Sale Securities
(Dollars in thousands)

	September 30, 2023
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	1	$—	$—	$897	$103	$897	$103
Municipal securities	191	7,688	606	480,582	57,065	488,270	57,671
Mortgage-backed securities:
Residential agency	752	2,276,744	55,455	3,879,833	414,354	6,156,577	469,809
Residential non-agency	39	269,254	7,317	431,379	60,781	700,633	68,098
Commercial agency	302	821,238	20,920	3,622,841	427,921	4,444,079	448,841
Other debt securities	1	—	—	473	27	473	27
Total available for sale securities	1,286	$3,374,924	$84,298	$8,416,005	$960,251	$11,790,929	$1,044,549

	December 31, 2022
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	1	$—	$—	$899	$102	$899	$102
Municipal securities	227	146,634	5,301	428,248	58,395	574,882	63,696
Mortgage-backed securities:
Residential agency	613	3,879,582	256,973	863,732	102,974	4,743,314	359,947
Residential non-agency	26	499,716	50,623	—	—	499,716	50,623
Commercial agency	285	1,647,778	63,701	2,535,816	356,118	4,183,594	419,819
Other debt securities	1	—	—	473	27	473	27
Total available for sale securities	1,153	$6,173,710	$376,598	$3,829,168	$517,616	$10,002,878	$894,214

Based on evaluations of impaired securities as of September 30, 2023, the Company does not intend to sell any impaired available for sale debt securities before fair value recovers to the current amortized cost, and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

Fair Value Option Securities

Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the Consolidated Balance Sheets. Changes in the fair value are recognized in earnings as they occur. Certain securities are held as an economic hedge of the mortgage servicing rights.

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	September 30, 2023		December 31, 2022
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Residential agency mortgage-backed securities	20,215	(2,436)	296,590	338

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

The following table summarizes the fair values of derivative contracts recorded as "derivative contracts" assets and liabilities in the balance sheet at September 30, 2023 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,763,185	$160,856	$—	$160,856	$(160,548)	$308
Energy contracts	8,617,592	972,109	(607,483)	364,626	(34,399)	330,227
Foreign exchange contracts	70,676	68,262	—	68,262	(2,086)	66,176
Equity option contracts	5,524	47	—	47	(47)	—
Total customer risk management programs	11,456,977	1,201,274	(607,483)	593,791	(197,080)	396,711
Trading	24,569,954	234,809	(85,411)	149,398	—	149,398
Internal risk management programs	—	—	—	—	—	—
Total derivative contracts	$36,026,931	$1,436,083	$(692,894)	$743,189	$(197,080)	$546,109

	Liabilities
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,763,185	$160,869	$—	$160,869	$—	$160,869
Energy contracts	8,941,634	966,583	(607,483)	359,100	(242,133)	116,967
Foreign exchange contracts	64,921	62,306	—	62,306	—	62,306
Equity option contracts	5,524	47	—	47	—	47
Total customer risk management programs	11,775,264	1,189,805	(607,483)	582,322	(242,133)	340,189
Trading	18,778,554	150,983	(85,412)	65,571	(6,138)	59,433
Internal risk management programs	295,000	4,325	—	4,325	—	4,325
Total derivative contracts	$30,848,818	$1,345,113	$(692,895)	$652,218	$(248,271)	$403,947
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following table summarizes the fair values of derivative contracts recorded as "derivative contracts" assets and liabilities in the balance sheet at December 31, 2022 (in thousands):

	Assets
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,629,318	$158,825	$—	$158,825	$(114,955)	$43,870
Energy contracts	7,918,020	1,232,283	(594,543)	637,740	(67,024)	570,716
Foreign exchange contracts	219,791	216,569	—	216,569	—	216,569
Equity option contracts	21,102	193	—	193	(109)	84
Total customer risk management programs	10,788,231	1,607,870	(594,543)	1,013,327	(182,088)	831,239
Trading	17,400,037	126,910	(74,647)	52,263	(4,646)	47,617
Internal risk management programs	85,000	1,500	(13)	1,487	—	1,487
Total derivative contracts	$28,273,268	$1,736,280	$(669,203)	$1,067,077	$(186,734)	$880,343

	Liabilities
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,629,122	$158,816	$—	$158,816	$—	$158,816
Energy contracts	8,696,060	1,242,058	(594,543)	647,515	(484,319)	163,196
Foreign exchange contracts	214,855	211,233	—	211,233	(7)	211,226
Equity option contracts	21,102	193	—	193	—	193
Total customer risk management programs	11,561,139	1,612,300	(594,543)	1,017,757	(484,326)	533,431
Trading	14,038,906	94,958	(74,647)	20,311	(423)	19,888
Internal risk management programs	178,806	1,594	(13)	1,581	—	1,581
Total derivative contracts	$25,778,851	$1,708,852	$(669,203)	$1,039,649	$(484,749)	$554,900
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended
	September 30, 2023		September 30, 2022
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts	$800	$—	$2,677	$—
Energy contracts	5,994	—	10,386	—
Foreign exchange contracts	61	—	116	—
Equity option contracts	—	—	—	—
Total customer risk management programs	6,855	—	13,179	—
Trading[1]	21,511	—	52,373	—
Internal risk management programs	—	(9,010)	—	(17,009)
Total derivative contracts	$28,366	$(9,010)	$65,552	$(17,009)
1    Represents changes in fair value of to-be-announced securities and other derivative instruments held to mitigate market risk of trading securities portfolio, which is offset by changes in fair value of trading securities also included in Brokerage and Trading Revenue in the Consolidated Statements of Earnings.

	Nine Months Ended
	September 30, 2023		September 30, 2022
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts	4,909	—	9,958	—
Energy contracts	23,797	—	26,870	—
Foreign exchange contracts	145	—	422	—
Equity option contracts	—	—	—	—
Total customer risk management programs	28,851	—	37,250	—
Trading[1]	22,590	—	68,071	—
Internal risk management programs	—	(18,513)	—	(77,559)
Total derivative contracts	$51,441	$(18,513)	$105,321	$(77,559)
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

Portfolio segments of the loan portfolio are as follows (in thousands):

	September 30, 2023				December 31, 2022
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$3,536,353	$11,112,788	$70,698	$14,719,839	$3,392,422	$10,759,780	$60,297	$14,212,499
Commercial real estate	848,042	4,385,840	7,418	5,241,300	874,716	3,715,491	16,570	4,606,777
Loans to individuals	2,229,750	1,491,660	41,469	3,762,879	2,099,165	1,593,779	44,930	3,737,874
Total	$6,614,145	$16,990,288	$119,585	$23,724,018	$6,366,303	$16,069,050	$121,797	$22,557,150

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2023, outstanding commitments totaled $14.4 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management's credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At September 30, 2023, outstanding standby letters of credit totaled $760 million.

Allowances for Credit Losses and Accrual for Off-balance Sheet Credit Risk from Unfunded Loans Commitments

The allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments represent the portion of the amortized cost basis of loans that we do not expect to collect over the asset's contractual life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions. The appropriateness of the allowance for credit losses, including industry and product adjustments, is assessed quarterly by a senior management Allowance Committee. This review is based on an ongoing evaluation of the estimated expected credit losses in the portfolio and on unused commitments to provide financing. A well-documented methodology has been developed and is applied by an independent Credit Administration department to assure consistency across the Company.

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

We measure specific allowances for loans excluded from the general allowance pool by an evaluation of estimated future cash flows discounted at the loan's initial effective interest rate or the fair value of collateral for certain collateral dependent loans. For a non-collateral dependent loan, the specific allowance is the amount by which the loan's amortized cost basis exceeds its net realizable value. We measure the specific allowance for collateral dependent loans as the amount by which the loan's amortized cost basis exceeds its fair value. When repayment is expected to be provided substantially through the sale of collateral, we deduct estimated selling costs from the collateral's fair value. Generally, for real property held as collateral for loans, third-party appraisals that conform to Uniform Standards of Professional Appraisal Practice serve as the basis for the fair value of real property held as collateral. These appraised values are on an "as-is" basis and generally are not adjusted by the Company. We obtain updated appraisals at least annually or more frequently if market conditions indicate collateral values may have declined. For energy loans, our internal staff of engineers generally determines collateral value of mineral rights based on projected cash flows from proven oil and gas reserves under existing economic and operating conditions. For real property held as collateral for other loans, third-party appraisals that conform to Uniform Standards of Professional Appraisal Practice generally serve as the basis for the fair value. These appraised values are on an "as-is" basis and generally are not adjusted by the Company. We obtain updated appraisals at least annually or more frequently if market conditions indicate collateral values may have declined. Our special assets staff generally determines the value of other collateral based on projected liquidation cash flows under current market conditions. We evaluate collateral values and available cash resources quarterly. Historical statistics may be used to estimate specific allowances in limited situations, such as when a collateral dependent loan is removed from the general allowance pool near the end of a reporting period until an appraisal of collateral value is received or a full assessment of future cash flows is completed.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit is summarized as follows (in thousands):

	Three Months Ended
	September 30, 2023
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$143,269	$76,347	$43,098	$262,714
Provision for loan losses	1,158	11,152	3,621	15,931
Loans charged off	(6,769)	(2,238)	(1,586)	(10,593)
Recoveries of loans previously charged off	273	3,167	622	4,062
Ending balance	$137,931	$88,428	$45,755	$272,114

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$20,294	$37,681	$1,965	$59,940
Provision for off-balance sheet credit risk	(2,179)	(5,076)	(81)	(7,336)
Ending balance	$18,115	$32,605	$1,884	$52,604

	Nine Months Ended
	September 30, 2023
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$131,586	$57,648	$46,470	$235,704
Provision for loan losses	12,908	35,878	1,627	50,413
Loans charged off	(9,578)	(8,446)	(4,285)	(22,309)
Recoveries of loans previously charged off	3,015	3,348	1,943	8,306
Ending balance	$137,931	$88,428	$45,755	$272,114

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$18,246	$40,490	$2,183	$60,919
Provision for off-balance sheet credit risk	(131)	(7,885)	(299)	(8,315)
Ending balance	$18,115	$32,605	$1,884	$52,604

	Three Months Ended
	September 30, 2022
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$137,562	$62,997	$40,555	$241,114
Provision for loan losses	3,158	(4,415)	2,368	1,111
Loans charged off	(75)	—	(1,691)	(1,766)
Recoveries of loans previously charged off	721	7	581	1,309
Ending balance	$141,366	$58,589	$41,813	$241,768

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$15,839	$24,670	$1,741	$42,250
Provision for off-balance sheet credit risk	939	12,826	295	14,060
Ending balance	$16,778	$37,496	$2,036	$56,310

	Nine Months Ended
	September 30, 2022
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$162,056	$58,553	$35,812	$256,421
Provision for loan losses	(17,428)	138	8,276	(9,014)
Loans charged off	(6,162)	(269)	(4,508)	(10,939)
Recoveries of loans previously charged off	2,900	167	2,233	5,300
Ending balance	$141,366	$58,589	$41,813	$241,768

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$13,812	$17,442	$1,723	$32,977
Provision for off-balance sheet credit risk	2,966	20,054	313	23,333
Ending balance	$16,778	$37,496	$2,036	$56,310

A $7.0 million provision for credit losses was necessary for the third quarter of 2023, reflecting modest improvement in the economic outlook and the impact of forecasted higher energy prices during the forecast period, offset by loan growth and the impact of a more challenging national commercial real estate environment, particularly related to office.

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each measurement method at September 30, 2023 is as follows (in thousands):

	Collectively Measured for General Allowances		Individually Measured for Specific Allowances		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$14,649,141	$136,285	$70,698	$1,646	$14,719,839	$137,931
Commercial real estate	5,233,882	88,428	7,418	—	5,241,300	88,428
Loans to individuals	3,721,410	45,755	41,469	—	3,762,879	45,755
Total	$23,604,433	$270,468	$119,585	$1,646	$23,724,018	$272,114

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

The following table summarizes the Company’s loan portfolio at September 30, 2023 by the risk grade categories and vintage (in thousands):

	Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Energy
Pass	$192,614	$106,593	$45,795	$8,190	$10,463	$12,518	$3,064,120	$—	$3,440,293
Special Mention	—	—	—	—	—	—	13,950	—	13,950
Accruing Substandard	—	—	—	—	—	—	16,800	—	16,800
Nonaccrual	—	—	—	—	—	108	19,451	—	19,559
Total energy	192,614	106,593	45,795	8,190	10,463	12,626	3,114,321	—	3,490,602
Loans charged-off, year-to-date	—	—	—	—	—	—	—	—	—
Healthcare
Pass	485,617	903,150	573,317	464,170	338,944	947,581	268,806	16	3,981,601
Special Mention	—	—	18,719	—	2,421	18,072	980	—	40,192
Accruing Substandard	—	589	214	6,957	—	10,046	1,700	—	19,506
Nonaccrual	—	—	—	—	25,797	10,525	5,513	—	41,835
Total healthcare	485,617	903,739	592,250	471,127	367,162	986,224	276,999	16	4,083,134
Loans charged-off, year-to-date	—	—	—	—	—	—	—	—	—
Services
Pass	707,494	541,539	412,450	247,092	131,269	723,365	759,327	870	3,523,406
Special Mention	—	13,051	1,836	1,531	596	2,733	1,421	—	21,168
Accruing Substandard	—	5,752	730	1,716	2,333	3,446	4,957	33	18,967
Nonaccrual	—	—	2,161	337	—	—	322	—	2,820
Total services	707,494	560,342	417,177	250,676	134,198	729,544	766,027	903	3,566,361
Loans charged-off, year-to-date	—	—	3,360	—	—	—	1,577	—	4,937
General business
Pass	667,802	504,364	262,660	148,645	140,220	319,113	1,396,919	2,196	3,441,919
Special Mention	9,277	15,059	9,103	1,115	287	8,389	7,959	—	51,189
Accruing Substandard	3,956	37,025	1,440	37	—	—	37,693	—	80,151
Nonaccrual	—	—	—	—	—	54	6,385	44	6,483
Total general business	681,035	556,448	273,203	149,797	140,507	327,556	1,448,956	2,240	3,579,742
Loans charged-off, year-to-date	—	—	4,598	2	—	17	14	10	4,641
Total commercial	2,066,760	2,127,122	1,328,425	879,790	652,330	2,055,950	5,606,303	3,159	14,719,839
Commercial real estate:
Pass	361,934	1,730,828	1,211,694	480,710	555,902	723,783	139,721	—	5,204,572
Special Mention	—	—	—	—	—	19,212	—	—	19,212
Accruing Substandard	—	—	79	—	—	10,019	—	—	10,098
Nonaccrual	—	—	—	—	7,263	155	—	—	7,418
Total commercial real estate	361,934	1,730,828	1,211,773	480,710	563,165	753,169	139,721	—	5,241,300
Loans charged-off, year-to-date	—	—	—	—	—	8,446	—	—	8,446

	Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total

Loans to individuals:
Residential mortgage
Pass	320,680	332,368	348,782	354,284	57,944	252,027	366,136	22,277	2,054,498
Special Mention	—	359	262	1,339	—	152	3,144	88	5,344
Accruing Substandard	—	—	—	—	—	45	101	51	197
Nonaccrual	—	1,298	2,223	2,771	723	20,728	2,196	1,014	30,953
Total residential mortgage	320,680	334,025	351,267	358,394	58,667	272,952	371,577	23,430	2,090,992
Loans charged-off, year-to-date	—	—	51	4	—	14	1	—	70
Residential mortgage guaranteed by U.S. government agencies
Pass	—	1,624	2,030	4,749	6,752	135,502	—	—	150,657
Nonaccrual	—	—	—	280	376	9,779	—	—	10,435
Total residential mortgage guaranteed by U.S. government agencies	—	1,624	2,030	5,029	7,128	145,281	—	—	161,092
Personal:
Pass	161,514	227,726	167,566	137,761	133,304	158,721	523,513	195	1,510,300
Special Mention	100	30	103	22	2	—	—	—	257
Accruing Substandard	—	—	—	2	157	—	—	—	159
Nonaccrual	—	27	4	9	4	12	23	—	79
Total personal	161,614	227,783	167,673	137,794	133,467	158,733	523,536	195	1,510,795
Loans charged-off, year-to-date	—	60	40	41	—	4,042	26	6	4,215
Total loans to individuals	482,294	563,432	520,970	501,217	199,262	576,966	895,113	23,625	3,762,879
Total loans	$2,910,988	$4,421,382	$3,061,168	$1,861,717	$1,414,757	$3,386,085	$6,641,137	$26,784	$23,724,018

The following table summarizes the Company's loan portfolio at December 31, 2022 by the risk grade categories and vintage (in thousands):

	Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Energy
Pass	$157,745	$76,951	$30,284	$12,783	$5,992	$4,980	$3,104,906	$—	$3,393,641
Accruing Substandard	—	—	—	664	385	683	28,018	—	29,750
Nonaccrual	—	—	—	—	—	159	1,240	—	1,399
Total energy	157,745	76,951	30,284	13,447	6,377	5,822	3,134,164	—	3,424,790
Healthcare
Pass	932,097	604,886	476,854	404,204	464,989	618,163	245,898	20	3,747,111
Special Mention	—	—	—	20,071	—	18,859	4	—	38,934
Accruing Substandard	—	—	—	—	—	14,304	3,634	—	17,938
Nonaccrual	—	—	—	26,480	6,373	8,181	—	—	41,034
Total healthcare	932,097	604,886	476,854	450,755	471,362	659,507	249,536	20	3,845,017
Services
Pass	821,785	496,510	286,085	193,481	156,736	696,300	722,371	639	3,373,907
Special Mention	502	5,139	989	771	894	1,345	8,668	—	18,308
Accruing Substandard	—	—	—	2,459	43	2,789	17,665	122	23,078
Nonaccrual	—	5,570	449	—	—	2,389	7,820	—	16,228
Total services	822,287	507,219	287,523	196,711	157,673	702,823	756,524	761	3,431,521
General business
Pass	725,894	361,839	198,274	172,878	139,140	283,694	1,570,536	2,329	3,454,584
Special Mention	17,759	13,065	208	71	7	2,291	7,094	26	40,521
Accruing Substandard	—	2,169	66	4,130	4,680	3,287	94	4	14,430
Nonaccrual	—	—	1,052	14	72	5	485	8	1,636
Total general business	743,653	377,073	199,600	177,093	143,899	289,277	1,578,209	2,367	3,511,171
Total commercial	2,655,782	1,566,129	994,261	838,006	779,311	1,657,429	5,718,433	3,148	14,212,499

Commercial real estate:
Pass	1,188,483	1,158,002	552,616	641,102	247,625	633,304	161,616	—	4,582,748
Accruing Substandard	—	—	—	7,459	—	—	—	—	7,459
Nonaccrual	—	—	—	—	—	16,570	—	—	16,570
Total commercial real estate	1,188,483	1,158,002	552,616	648,561	247,625	649,874	161,616	—	4,606,777

	Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Loans to individuals:
Residential mortgage
Pass	354,497	373,190	393,002	63,142	40,525	260,625	352,126	22,176	1,859,283
Special Mention	—	81	42	—	142	388	527	87	1,267
Accruing Substandard	—	—	187	—	—	138	117	1	443
Nonaccrual	32	1,656	2,717	362	1,904	20,139	2,216	765	29,791
Total residential mortgage	354,529	374,927	395,948	63,504	42,571	281,290	354,986	23,029	1,890,784
Residential mortgage guaranteed by U.S. government agencies
Pass	289	2,254	9,000	10,722	17,244	191,426	—	—	230,935
Nonaccrual	—	—	299	1,460	2,319	10,927	—	—	15,005
Total residential mortgage guaranteed by U.S. government agencies	289	2,254	9,299	12,182	19,563	202,353	—	—	245,940
Personal:
Pass	254,497	193,095	154,887	172,114	68,871	201,278	549,187	332	1,594,261
Special Mention	47	28	40	12	17	—	6,003	4	6,151
Accruing Substandard	—	444	—	160	—	—	—	—	604
Nonaccrual	38	7	12	22	14	18	23	—	134
Total personal	254,582	193,574	154,939	172,308	68,902	201,296	555,213	336	1,601,150
Total loans to individuals	609,400	570,755	560,186	247,994	131,036	684,939	910,199	23,365	3,737,874
Total loans	$4,453,665	$3,294,886	$2,107,063	$1,734,561	$1,157,972	$2,992,242	$6,790,248	$26,513	$22,557,150

Nonaccruing Loans

A summary of nonaccruing loans at September 30, 2023 follows (in thousands):

	As of September 30, 2023
	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Energy	$19,559	$19,559	$—	$—
Healthcare	41,836	41,836	—	—
Services	2,820	337	2,483	1,646
General business	6,483	6,483	—	—
Total commercial	70,698	68,215	2,483	1,646

Commercial real estate	7,418	7,418	—	—

Loans to individuals:
Residential mortgage	30,954	30,954	—	—
Residential mortgage guaranteed by U.S. government agencies	10,436	10,436	—	—
Personal	79	79	—	—
Total loans to individuals	41,469	41,469	—	—

Total	$119,585	$117,102	$2,483	$1,646

A summary of nonaccruing loans at December 31, 2022 follows (in thousands):

	As of December 31, 2022
	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Energy	$1,399	$1,399	$—	$—
Healthcare	41,034	34,661	6,373	946
Services	16,228	7,835	8,393	3,074
General business	1,636	1,636	—	—
Total commercial	60,297	45,531	14,766	4,020

Commercial real estate	16,570	393	16,177	1,550

Loans to individuals:
Residential mortgage	29,791	29,791	—	—
Residential mortgage guaranteed by U.S. government agencies	15,005	15,005	—	—
Personal	134	134	—	—
Total loans to individuals	44,930	44,930	—	—

Total	$121,797	$90,854	$30,943	$5,570

Loan Modifications to Borrowers Experiencing Financial Difficulty

At September 30, 2023 the Company had $136 million of loan modifications to borrowers experiencing financial difficulty, including $81 million of general business loans, $42 million of healthcare loans and $12 million of residential mortgage loans guaranteed by U.S. government agencies. Modifications generally consist of interest rate reductions, an other than insignificant payment delay, term extension or a combination. Approximately $97 million of the modifications are term extensions of healthcare and general business loans, and $38 million are combination modifications to healthcare loans and loans to individuals. During the nine months ended September 30, 2023, $4.0 million of residential mortgage loans were modified and subsequently defaulted with nearly all of these defaulted loans being guaranteed by U.S. government agencies. A payment default is defined as being 30 or more days past due after modification.

Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans, as modified for short-term payment deferral forbearance.

A summary of loans currently performing and past due as of September 30, 2023 is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Energy	$3,490,602	$—	$—	$—	$3,490,602	$—
Healthcare	4,051,359	10	—	31,765	4,083,134	—
Services	3,564,401	599	324	1,037	3,566,361	—
General business	3,573,237	37	112	6,356	3,579,742	13
Total commercial	14,679,599	646	436	39,158	14,719,839	13

Commercial real estate	5,233,549	—	488	7,263	5,241,300	—

Loans to individuals:
Residential mortgage	2,077,418	9,713	818	3,043	2,090,992	51
Residential mortgage guaranteed by U.S. government agencies	58,486	31,390	19,004	52,212	161,092	47,670
Personal	1,510,472	298	2	23	1,510,795	—
Total loans to individuals	3,646,376	41,401	19,824	55,278	3,762,879	47,721

Total	$23,559,524	$42,047	$20,748	$101,699	$23,724,018	$47,734

A summary of loans currently performing and past due as of December 31, 2022 is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Energy	$3,424,766	$24	$—	$—	$3,424,790	$—
Healthcare	3,812,164	5,914	26,480	459	3,845,017	—
Services	3,423,042	1,060	2,461	4,958	3,431,521	—
General business	3,509,094	257	1,424	396	3,511,171	396
Total commercial	14,169,066	7,255	30,365	5,813	14,212,499	396

Commercial real estate	4,606,029	531	—	217	4,606,777	—

Loans to individuals:
Residential mortgage	1,872,155	10,632	1,828	6,169	1,890,784	114
Residential mortgage guaranteed by U.S. government agencies	108,019	36,119	19,400	82,402	245,940	75,604
Personal	1,600,595	502	21	32	1,601,150	—
Total loans to individuals	3,580,769	47,253	21,249	88,603	3,737,874	75,718

Total	$22,355,864	$55,039	$51,614	$94,633	$22,557,150	$76,114

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	September 30, 2023		December 31, 2022
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$71,304	$69,653	$74,941	$73,938
Residential mortgage loan commitments	49,285	1,541	45,492	1,054
Forward sales contracts	102,529	1,295	109,469	280
		$72,489		$75,272

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of September 30, 2023 or December 31, 2022. No credit losses were recognized on residential mortgage loans held for sale for the nine month period ended September 30, 2023 and 2022.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended Sep. 30,
	2023	2022	2023	2022
Production revenue:
Net realized gains (losses) on sale of mortgage loans	$(1,631)	$(1,072)	$(3,658)	$8,969
Net change in unrealized loss on mortgage loans held for sale	(522)	(6,244)	(648)	(9,764)
Net change in the fair value of mortgage loan commitments	(288)	(3,174)	487	(5,474)
Net change in the fair value of forward sales contracts	554	8,084	1,015	8,414
Total production revenue (loss)	(1,887)	(2,406)	(2,804)	2,145
Servicing revenue	15,243	13,688	45,668	37,155
Total mortgage banking revenue	$13,356	$11,282	$42,864	$39,300

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

The following represents a summary of mortgage servicing rights (dollars in thousands):

	September 30, 2023	December 31, 2022
Number of residential mortgage loans serviced for others	116,941	110,541
Outstanding principal balance of residential mortgage loans serviced for others	$20,607,013	$18,863,201
Weighted average interest rate	3.61%	3.59%
Remaining term (in months)	282	283
The following represents activity in capitalized mortgage servicing rights (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning Balance	$304,722	$270,312	$277,608	$163,198
Additions	3,154	4,841	9,757	15,810
Acquisitions	2,669	1,043	33,807	45,910
Change in fair value due to principal payments	(7,202)	(8,960)	(21,031)	(24,277)
Change in fair value due to market assumption changes	8,039	16,570	11,241	83,165
Ending Balance	$311,382	$283,806	$311,382	$283,806

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

Mortgage servicing rights are not traded in active markets. Fair value is determined by discounting the projected net cash flows. Significant market assumptions used to determine fair value based on significant unobservable inputs were as follows:

	September 30, 2023	December 31, 2022
Discount rate – risk-free rate plus a market premium	9.84%	9.51%
Prepayment rate - based upon loan interest rate, original term and loan type	7.15%	7.54%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$69 - $94	$69 - $94
Delinquent loans	$150 - $500	$150 - $500
Loans in foreclosure	$875 - $8,000	$875 - $8,000
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	4.66%	4.06%
Primary/secondary mortgage rate spread	105 bps	105 bps
Delinquency rate	2.00%	2.33%

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

(6) Commitments and Contingent Liabilities

Litigation Contingencies

On June 24, 2015, BOKF, NA received a complaint that an employee had colluded with a bond issuer and an individual in misusing revenues pledged to municipal bonds for which BOKF, NA served as trustee under the bond indenture. The Company conducted an investigation and concluded that employees in one of its Corporate Trust offices had, with respect to a single group of affiliated bond issuances, violated Company policies and procedures. The relationship manager was terminated. The Company reported the circumstances to, and cooperated with an investigation by, the Securities and Exchange Commission ("SEC"). On September 7, 2016, BOKF, NA agreed to, and the SEC entered, a consent order finding that BOKF, NA had violated Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act and required BOKF, NA to disgorge $1,067,721 of fees and pay a civil penalty of $600,000. BOKF, NA disgorged the fees and paid the penalty. On August 26, 2016, BOKF, NA was sued in the United States District Court for New Jersey by two bondholders in a putative class action alleging BOKF, NA participated in the fraudulent sale of securities by the principals. While the action remains stayed with no current deadlines pending, plaintiffs informed the Court of their intent to request the stay be lifted in a joint status report in July but have yet to do so. BOKF, NA plans to oppose any request to lift the stay. On September 14, 2016, BOKF, NA was sued in the District Court of Tulsa County, Oklahoma by 19 bondholders also alleging BOKF, NA participated in the fraudulent sale of securities by the principals. On April 18, 2023 seven plaintiffs dismissed their claims without prejudice. Discovery on the remaining plaintiff's claims is ongoing. Management is advised by counsel that, in the Tulsa County District Court action, a loss is not probable and that the loss, if any, cannot be reasonably estimated.

On December 28, 2015, in an action brought by the SEC, the New Jersey District Court entered a judgment against the principals involved in issuing the bonds. On January 8, 2020, the Court entered judgment against the principal individual and his wife for $36,805,051 in principal amount and $10,937,831 in pre-judgment interest. The SEC continues to aggressively pursue collection of the judgment. If the individual principal and his wife cannot pay the bonds, a bondholder loss could become probable. Management has been advised by counsel that BOKF, NA has valid defenses to claims of bondholders and that no loss to the Company is probable. No provision for losses has been made at this time. BOKF, NA estimates that, upon sale of all remaining collateral securing payment of the bonds, approximately $30 million in principal will remain outstanding. A reasonable estimate cannot be made of the amount of any bondholder loss, though the amount of bondholder loss could be material to the Company in the event a loss to the Company becomes probable.

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

At September 30, 2023, the Company has $413 million in interests in various alternative investments generally consisting of unconsolidated limited partnership interests in entities for which investment return is in the form of low income housing tax credits or other investments in merchant banking activities. These investments are recognized in Other assets on the Consolidated Balance Sheets. This investment balance also includes $104 million of unfunded commitments included in Other liabilities on the Consolidated Balance Sheets.

(7) Shareholders' Equity

On October 31, 2023, the Company declared a quarterly cash dividend of $0.55 per common share payable on or about November 30, 2023 to shareholders of record as of November 15, 2023.

Dividends declared were $0.54 and $1.62 per share during the three and nine months ended September 30, 2023 and $0.53 and $1.59 per share during the three and nine months ended September 30, 2022.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Investment Securities Transferred from AFS	Employee Benefit Plans	Total
Balance, Dec. 31, 2021	$69,775	$—	$2,596	$72,371
Net change in unrealized gain (loss)	(1,293,661)	—	—	(1,293,661)
Transfer of net unrealized loss from AFS to investment securities	267,509	(267,509)	—	—
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	—	24,130	—	24,130
Operating expense, Personnel	—	—	(3,483)	(3,483)
Gain on available for sale securities, net	(3,017)	—	—	(3,017)
Other comprehensive loss, before income taxes	(1,029,169)	(243,379)	(3,483)	(1,276,031)
Federal and state income taxes	(240,868)	(56,960)	(887)	(298,715)
Other comprehensive loss, net of income taxes	(788,301)	(186,419)	(2,596)	(977,316)
Balance, September 30, 2022	$(718,526)	$(186,419)	$—	$(904,945)

Balance, Dec. 31, 2022	$(664,618)	$(172,337)	$—	$(836,955)
Net change in unrealized gain (loss)	(171,977)	—	—	(171,977)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	—	46,996	—	46,996
Loss on available for sale securities, net	3,010	—	—	3,010
Other comprehensive income (loss), before income taxes	(168,967)	46,996	—	(121,971)
Federal and state income taxes	(40,735)	10,794	—	(29,941)
Other comprehensive income (loss), net of income taxes	(128,232)	36,202	—	(92,030)
Balance, September 30, 2023	$(792,850)	$(136,135)	$—	$(928,985)

(8) Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$134,495	$156,510	$448,171	$351,844
Less: Earnings allocated to participating securities	1,104	1,161	3,561	2,562
Numerator for basic earnings per share – income available to common shareholders	133,391	155,349	444,610	349,282
Effect of reallocating undistributed earnings of participating securities	—	—	—	—
Numerator for diluted earnings per share – income available to common shareholders	$133,391	$155,349	$444,610	$349,282

Denominator:
Weighted average shares outstanding	66,090,988	67,503,041	66,484,557	67,902,592
Less: Participating securities included in weighted average shares outstanding	542,681	499,842	529,263	492,803
Denominator for basic earnings per common share	65,548,307	67,003,199	65,955,294	67,409,789
Dilutive effect of employee stock compensation plans	—	1,424	—	1,433
Denominator for diluted earnings per common share	65,548,307	67,004,623	65,955,294	67,411,222

Basic earnings per share	$2.04	$2.32	$6.74	$5.18
Diluted earnings per share	$2.04	$2.32	$6.74	$5.18

(9) Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2023 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$298,293	$11,386	$7,622	$(16,405)	$300,896
Net interest revenue (expense) from internal sources	(43,829)	101,222	28,815	(86,208)	—
Net interest revenue (expense)	254,464	112,608	36,437	(102,613)	300,896
Net loans charged off and provision for credit losses	4,904	(73)	9	2,160	7,000
Net interest revenue after provision for credit losses	249,560	112,681	36,428	(104,773)	293,896
Other operating revenue	59,153	30,716	123,614	(15,331)	198,152
Other operating expense	81,751	54,497	89,367	98,698	324,313
Net direct contribution	226,962	88,900	70,675	(218,802)	167,735
Gain (loss) on financial instruments, net	(11)	(9,183)	—	9,194	—
Change in fair value of mortgage servicing rights	—	8,039	—	(8,039)	—
Gain (loss) on repossessed assets, net	(268)	11	—	257	—
Corporate expense allocations	17,834	11,920	14,331	(44,085)	—
Net income (loss) before taxes	208,849	75,847	56,344	(173,305)	167,735
Federal and state income taxes	50,919	17,838	13,315	(48,816)	33,256
Net income (loss)	157,930	58,009	43,029	(124,489)	134,479
Net income attributable to non-controlling interests	—	—	—	(16)	(16)
Net income (loss) attributable to BOK Financial Corp. shareholders	$157,930	$58,009	$43,029	$(124,473)	$134,495

Average assets	$28,849,597	$9,379,478	$14,740,641	$(3,650,164)	$49,319,552

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2023 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$886,263	$50,360	$32,977	$5,905	$975,505
Net interest revenue (expense) from internal sources	(104,543)	285,020	106,918	(287,395)	—
Net interest revenue	781,720	335,380	139,895	(281,490)	975,505
Net loans charged off and provision for credit losses	10,980	2,240	(60)	26,840	40,000
Net interest revenue after provision for credit losses	770,740	333,140	139,955	(308,330)	935,505
Other operating revenue	184,826	93,603	355,568	(48,931)	585,066
Other operating expense	232,364	157,035	256,265	303,134	948,798
Net direct contribution	723,202	269,708	239,258	(660,395)	571,773
Gain (loss) on financial instruments, net	162	(24,113)	—	23,951	—
Change in fair value of mortgage servicing rights	—	11,241	—	(11,241)	—
Gain (loss) on repossessed assets, net	999	25	—	(1,024)	—
Corporate expense allocations	56,956	35,860	39,265	(132,081)	—
Net income (loss) before taxes	667,407	221,001	199,993	(516,628)	571,773
Federal and state income taxes	161,992	51,977	47,200	(138,007)	123,162
Net income (loss)	505,415	169,024	152,793	(378,621)	448,611
Net income attributable to non-controlling interests	—	—	—	440	440
Net income (loss) attributable to BOK Financial Corp. shareholders	$505,415	$169,024	$152,793	$(379,061)	$448,171

Average assets	$28,396,982	$9,635,204	$13,128,925	$(3,412,178)	$47,748,933

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2022 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$226,016	$17,482	$34,746	$38,081	$316,325
Net interest revenue (expense) from internal sources	(17,951)	26,469	(1,162)	(7,356)	—
Net interest revenue	208,065	43,951	33,584	30,725	316,325
Net loans charged off and provision for credit losses	(526)	1,408	(22)	14,140	15,000
Net interest revenue after provision for credit losses	208,591	42,543	33,606	16,585	301,325
Other operating revenue	60,386	30,186	113,113	(13,987)	189,698
Other operating expense	75,490	53,236	79,151	86,874	294,751
Net direct contribution	193,487	19,493	67,568	(84,276)	196,272
Gain (loss) on financial instruments, net	4	(21,395)	—	21,391	—
Change in fair value of mortgage servicing rights	—	16,570	—	(16,570)	—
Gain (loss) on repossessed assets, net	(158)	—	—	158	—
Corporate expense allocations	16,438	10,792	12,934	(40,164)	—
Net income before taxes	176,895	3,876	54,634	(39,133)	196,272
Federal and state income taxes	42,761	906	12,826	(16,812)	39,681
Net income	134,134	2,970	41,808	(22,321)	156,591
Net loss attributable to non-controlling interests	—	—	—	81	81
Net income attributable to BOK Financial Corp. shareholders	$134,134	$2,970	$41,808	$(22,402)	$156,510

Average assets	$28,890,429	$10,233,401	$13,818,299	$(7,822,927)	$45,119,202

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2022 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$546,599	$51,183	$130,389	$130,583	$858,754
Net interest revenue (expense) from internal sources	(34,983)	53,764	(3,290)	(15,491)	—
Net interest revenue	511,616	104,947	127,099	115,092	858,754
Net loans charged off and provision for credit losses	3,316	3,716	(153)	8,121	15,000
Net interest revenue after provision for credit losses	508,300	101,231	127,252	106,971	843,754
Other operating revenue	179,501	94,236	224,892	(52,458)	446,171
Other operating expense	210,012	154,685	230,166	251,161	846,024
Net direct contribution	477,789	40,782	121,978	(196,648)	443,901
Gain (loss) on financial instruments, net	(138)	(95,150)	—	95,288	—
Change in fair value of mortgage servicing rights	—	83,165	—	(83,165)	—
Gain (loss) on repossessed assets, net	(2,880)	138	—	2,742	—
Corporate expense allocations	49,285	32,994	37,508	(119,787)	—
Net income before taxes	425,486	(4,059)	84,470	(61,996)	443,901
Federal and state income taxes	103,711	(950)	19,897	(30,658)	92,000
Net income	321,775	(3,109)	64,573	(31,338)	351,901
Net loss attributable to non-controlling interests	—	—	—	57	57
Net income attributable to BOK Financial Corp. shareholders	$321,775	$(3,109)	$64,573	$(31,395)	$351,844

Average assets	$29,324,596	$10,281,679	$17,320,779	$(9,290,763)	$47,636,291

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

Fees and commissions revenue by reportable segment and primary service line is as follows for the three months ended September 30, 2023 (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$34,461	$(1)	$34,460	$34,460	$—
Customer hedging revenue	7,403	—	(141)	(407)	6,855	6,855	—
Retail brokerage revenue	—	—	4,357	—	4,357	—	4,357
Insurance brokerage revenue	—	—	2,703	—	2,703	—	2,703
Investment banking revenue	4,508	—	9,428	1	13,937	3,823	10,114
Brokerage and trading revenue	11,911	—	50,808	(407)	62,312	45,138	17,174
TransFund EFT network revenue	21,038	875	(18)	1	21,896	—	21,896
Merchant services revenue	2,430	8	—	—	2,438	—	2,438
Corporate card revenue	1,768	—	179	106	2,053	—	2,053
Transaction card revenue	25,236	883	161	107	26,387	—	26,387
Personal trust revenue	—	—	22,890	(1)	22,889	—	22,889
Corporate trust revenue	—	—	8,713	—	8,713	—	8,713
Institutional trust & retirement plan services revenue	—	—	16,883	—	16,883	—	16,883
Investment management services and other revenue	—	—	3,769	2	3,771	—	3,771
Fiduciary and asset management revenue	—	—	52,255	1	52,256	—	52,256
Commercial account service charge revenue	13,687	524	496	2	14,709	—	14,709
Overdraft fee revenue	26	5,427	39	—	5,492	—	5,492
Check card revenue	—	5,926	—	2	5,928	—	5,928
Automated service charge and other deposit fee revenue	285	1,255	10	(3)	1,547	—	1,547
Deposit service charges and fees	13,998	13,132	545	1	27,676	—	27,676
Mortgage production revenue	—	(1,887)	—	—	(1,887)	(1,887)	—
Mortgage servicing revenue	—	15,861	—	(618)	15,243	15,243	—
Mortgage banking revenue	—	13,974	—	(618)	13,356	13,356	—
Other revenue	6,713	2,726	19,845	(13,419)	15,865	9,236	6,629
Total fees and commissions revenue	$57,858	$30,715	$123,614	$(14,335)	$197,852	$67,730	$130,122
1     Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.
2    In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the nine months ended September 30, 2023 (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$98,980	$(1)	$98,979	$98,979	$—
Customer hedging revenue	26,729	—	(200)	2,322	28,851	28,851	—
Retail brokerage revenue	—	—	11,522	—	11,522	—	11,522
Insurance brokerage revenue	—	—	8,866	—	8,866	—	8,866
Investment banking revenue	11,720	—	19,775	1	31,496	10,873	20,623
Brokerage and trading revenue	38,449	—	138,943	2,322	179,714	138,703	41,011
TransFund EFT network revenue	62,020	2,690	(52)	5	64,663	—	64,663
Merchant services revenue	7,074	26	—	—	7,100	—	7,100
Corporate card revenue	5,387	—	540	321	6,248	—	6,248
Transaction card revenue	74,481	2,716	488	326	78,011	—	78,011
Personal trust revenue	—	—	71,732	(1)	71,731	—	71,731
Corporate trust revenue	—	—	23,574	—	23,574	—	23,574
Institutional trust & retirement plan services revenue	—	—	43,843	—	43,843	—	43,843
Investment management services and other revenue	—	—	16,782	(20)	16,762	—	16,762
Fiduciary and asset management revenue	—	—	155,931	(21)	155,910	—	155,910
Commercial account service charge revenue	39,922	1,553	1,461	—	42,936	—	42,936
Overdraft fee revenue	83	15,321	101	1	15,506	—	15,506
Check card revenue	—	17,540	—	2	17,542	—	17,542
Automated service charge and other deposit fee revenue	789	3,801	172	(2)	4,760	—	4,760
Deposit service charges and fees	40,794	38,215	1,734	1	80,744	—	80,744
Mortgage production revenue	—	(2,804)	—	—	(2,804)	(2,804)	—
Mortgage servicing revenue	—	47,412	—	(1,744)	45,668	45,668	—
Mortgage banking revenue	—	44,608	—	(1,744)	42,864	42,864	—
Other revenue	19,673	8,118	58,479	(39,185)	47,085	25,963	21,122
Total fees and commissions revenue	$173,397	$93,657	$355,575	$(38,301)	$584,328	$207,530	$376,798
1     Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.
2    In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the three months ended September 30, 2022 (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$26,463	$—	$26,463	$26,463	$—
Customer hedging revenue	8,169	—	257	4,753	13,179	13,179	—
Retail brokerage revenue	—	—	3,839	(1)	3,838	—	3,838
Insurance brokerage revenue	—	—	3,254	—	3,254	—	3,254
Investment banking revenue	6,348	—	7,924	—	14,272	5,990	8,282
Brokerage and trading revenue	14,517	—	41,737	4,752	61,006	45,632	15,374
TransFund EFT network revenue	21,243	910	(19)	2	22,136	—	22,136
Merchant services revenue	1,917	8	—	—	1,925	—	1,925
Corporate card revenue	1,711	—	99	103	1,913	—	1,913
Transaction card revenue	24,871	918	80	105	25,974	—	25,974
Personal trust revenue	—	—	23,927	—	23,927	—	23,927
Corporate trust revenue	—	—	6,513	—	6,513	—	6,513
Institutional trust & retirement plan services revenue	—	—	13,019	(1)	13,018	—	13,018
Investment management services and other revenue	—	—	6,817	(85)	6,732	—	6,732
Fiduciary and asset management revenue	—	—	50,276	(86)	50,190	—	50,190
Commercial account service charge revenue	13,361	473	480	—	14,314	—	14,314
Overdraft fee revenue	29	6,936	19	3	6,987	—	6,987
Check card revenue	—	5,944	—	(2)	5,942	—	5,942
Automated service charge and other deposit fee revenue	201	1,205	54	—	1,460	—	1,460
Deposit service charges and fees	13,591	14,558	553	1	28,703	—	28,703
Mortgage production revenue	—	(2,406)	—	—	(2,406)	(2,406)	—
Mortgage servicing revenue	—	14,206	—	(518)	13,688	13,688	—
Mortgage banking revenue	—	11,800	—	(518)	11,282	11,282	—
Other revenue	5,168	2,954	20,467	(13,110)	15,479	4,227	11,252
Total fees and commissions revenue	$58,147	$30,230	$113,113	$(8,856)	$192,634	$61,141	$131,493
1     Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.
2    In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the nine months ended September 30, 2022 (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$(15,594)	$—	$(15,594)	$(15,594)	$—
Customer hedging revenue	28,888	—	1,379	6,983	37,250	37,250	—
Retail brokerage revenue	—	—	12,707	(1)	12,706	—	12,706
Insurance brokerage revenue	—	—	9,810	—	9,810	—	9,810
Investment banking revenue	16,775	—	17,023	—	33,798	15,461	18,337
Brokerage and trading revenue	45,663	—	25,325	6,982	77,970	37,117	40,853
TransFund EFT network revenue	59,763	2,708	(55)	5	62,421	—	62,421
Merchant services revenue	9,425	28	—	—	9,453	—	9,453
Corporate card revenue	4,681	—	276	299	5,256	—	5,256
Transaction card revenue	73,869	2,736	221	304	77,130	—	77,130
Personal trust revenue	—	—	73,551	—	73,551	—	73,551
Corporate trust revenue	—	—	16,947	—	16,947	—	16,947
Institutional trust & retirement plan services revenue	—	—	39,009	—	39,009	—	39,009
Investment management services and other revenue	—	—	17,050	(130)	16,920	—	16,920
Fiduciary and asset management revenue	—	—	146,557	(130)	146,427	—	146,427
Commercial account service charge revenue	40,283	1,392	1,516	—	43,191	—	43,191
Overdraft fee revenue	89	19,673	63	4	19,829	—	19,829
Check card revenue	—	17,502	—	—	17,502	—	17,502
Automated service charge and other deposit fee revenue	245	3,373	65	2	3,685	—	3,685
Deposit service charges and fees	40,617	41,940	1,644	6	84,207	—	84,207
Mortgage production revenue	—	2,145	—	—	2,145	2,145	—
Mortgage servicing revenue	—	38,650	—	(1,495)	37,155	37,155	—
Mortgage banking revenue	—	40,795	—	(1,495)	39,300	39,300	—
Other revenue	14,843	8,837	51,160	(36,232)	38,608	19,402	19,206
Total fees and commissions revenue	$174,992	$94,308	$224,907	$(30,565)	$463,642	$95,819	$367,823
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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the three and nine months ended September 30, 2023 and 2022, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the three and nine months ended September 30, 2023 and 2022 were immaterial.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at September 30, 2023 or December 31, 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of September 30, 2023 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government securities	$18,843	$17,932	$911	$—
Residential agency mortgage-backed securities	4,653,161	—	4,653,161	—
Municipal securities	51,998	—	51,998	—
Other trading securities	24,099	—	24,099	—
Total trading securities	4,748,101	17,932	4,730,169	—
Available for sale securities:
U.S. Treasury	897	897	—	—
Municipal securities	488,269	—	488,269	—
Residential agency mortgage-backed securities	6,216,955	—	6,216,955	—
Residential non-agency mortgage-backed securities	715,806	—	715,806	—
Commercial agency mortgage-backed securities	4,484,247	—	4,484,247	—
Other debt securities	473	—	—	473
Total available for sale securities	11,906,647	897	11,905,277	473
Fair value option securities — Residential agency mortgage-backed securities	20,215	—	20,215	—
Residential mortgage loans held for sale[1]	72,489	—	65,179	7,310
Mortgage servicing rights[2]	311,382	—	—	311,382
Derivative contracts, net of cash collateral[3]	546,109	1,596	544,513	—
Liabilities:
Derivative contracts, net of cash collateral[3]	403,947	190	403,757	—
1Residential mortgage loans held for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards and are valued at 78.46% of the unpaid principal balance.
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

The fair value of certain available for sale municipal and other debt securities may be based on significant unobservable inputs. These significant unobservable inputs include limited observed trades, projected cash flows, current credit rating of the issuers and, when applicable, the insurers of the debt and observed trades of similar debt. Discount rates are primarily based on references to interest rate spreads on comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies adjusted for a lack of trading volume. Significant unobservable inputs are developed by investment securities professionals involved in the active trading of similar securities. A summary of significant inputs used to value these securities follows. A management committee composed of senior members from the Company's Corporate Treasury, Risk Management and Finance departments assesses the appropriateness of these inputs quarterly.

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at September 30, 2023 for which the fair value was adjusted during the nine months ended September 30, 2023 (in thousands):

				Fair Value Adjustments for the
	Carrying Value at September 30, 2023			Three Months Ended Sep. 30, 2023 Recognized in:		Nine Months Ended Sep. 30, 2023 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Nonaccruing loans	$—	$—	$796	$2,135	$—	$4,932	$—

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at September 30, 2022 for which the fair value was adjusted during the nine months ended September 30, 2022 (in thousands):

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of September 30, 2023 follows (dollars in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$796	Discounted cash flows	Management knowledge of industry and non-real estate collateral	12% - 14% (14%)[1]
1    Represents fair value as a percentage of the unpaid principal balance.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of September 30, 2022 follows (dollars in thousands):

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

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or are measured at fair value on a non-recurring basis as of September 30, 2023 (in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$854,161	$854,161	$854,161	$—	$—
Interest-bearing cash and cash equivalents	520,774	520,774	520,774	—	—
Trading securities:
U.S. government securities	18,843	18,843	17,932	911	—
Residential agency mortgage-backed securities	4,653,161	4,653,161	—	4,653,161	—
Municipal securities	51,998	51,998	—	51,998	—
Other trading securities	24,099	24,099	—	24,099	—
Total trading securities	4,748,101	4,748,101	17,932	4,730,169	—
Investment securities:
Municipal securities	121,003	122,695	—	11,957	110,738
Residential agency mortgage-backed securities	2,146,133	1,901,143	—	1,901,143	—
Commercial agency mortgage-backed securities	15,838	14,371	—	14,371	—
Other debt securities	15,788	14,158	—	14,158	—
Total investment securities	2,298,762	2,052,367	—	1,941,629	110,738
Allowance for credit losses	(344)	—	—	—	—
Investment securities, net of allowance	2,298,418	2,052,367	—	1,941,629	110,738
Available for sale securities:
U.S. Treasury	897	897	897	—	—
Municipal securities	488,269	488,269	—	488,269	—
Residential agency mortgage-backed securities	6,216,955	6,216,955	—	6,216,955	—
Residential non-agency mortgage-backed securities	715,806	715,806	—	715,806	—
Commercial agency mortgage-backed securities	4,484,247	4,484,247	—	4,484,247	—
Other debt securities	473	473	—	—	473
Total available for sale securities	11,906,647	11,906,647	897	11,905,277	473
Fair value option securities — Residential agency mortgage-backed securities	20,215	20,215	—	20,215	—
Residential mortgage loans held for sale	72,489	72,489	—	65,179	7,310
Loans:
Commercial	14,719,839	14,603,075	—	—	14,603,075
Commercial real estate	5,241,300	5,094,865	—	—	5,094,865
Loans to individuals	3,762,879	3,512,686	—	—	3,512,686
Total loans	23,724,018	23,210,626	—	—	23,210,626
Allowance for loan losses	(272,114)	—	—	—	—
Loans, net of allowance	23,451,904	23,210,626	—	—	23,210,626
Mortgage servicing rights	311,382	311,382	—	—	311,382
Derivative instruments with positive fair value, net of cash collateral	546,109	546,109	1,596	544,513	—
Deposits with no stated maturity	30,725,335	30,725,335	—	—	30,725,335
Time deposits	2,927,217	2,986,307	—	—	2,986,307
Other borrowed funds	8,924,642	8,922,567	—	—	8,922,567
Subordinated debentures	131,152	116,911	—	116,911	—
Derivative instruments with negative fair value, net of cash collateral	403,947	403,947	190	403,757	—

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or are measured at fair value on a non-recurring basis as of December 31, 2022 (in thousands):

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

(12) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on September 30, 2023 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Nine-Month Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In thousands, except per share data)	Nine Months Ended
	September 30, 2023			September 30, 2022
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$641,203	$24,257	5.06%	$879,657	$5,730	0.87%
Trading securities	4,259,291	147,256	4.61%	5,274,507	86,822	1.99%
Investment securities	2,403,984	25,985	1.44%	1,142,177	15,267	1.78%
Available for sale securities	11,900,049	283,199	3.00%	11,875,378	176,044	1.92%
Fair value option securities	194,913	7,561	5.11%	55,597	1,214	2.89%
Restricted equity securities	371,871	21,013	7.53%	168,656	5,194	4.11%
Residential mortgage loans held for sale	72,021	3,305	5.98%	153,350	4,637	4.04%
Loans	22,929,972	1,198,263	6.99%	21,044,363	651,764	4.14%
Allowance for loan losses	(253,105)			(247,083)
Loans, net of allowance	22,676,867	1,198,263	7.06%	20,797,280	651,764	4.19%
Total earning assets	42,520,199	1,710,839	5.29%	40,346,602	946,672	3.07%
Receivable on unsettled securities sales	203,520			350,058
Cash and other assets	5,025,214			6,939,631
Total assets	$47,748,933			$47,636,291
Liabilities and equity
Interest-bearing deposits:
Transaction	$18,810,872	$362,593	2.58%	$21,107,446	$48,063	0.30%
Savings	919,644	1,781	0.26%	969,280	284	0.04%
Time	2,136,225	52,374	3.28%	1,456,389	7,828	0.72%
Total interest-bearing deposits	21,866,741	416,748	2.55%	23,533,115	56,175	0.32%
Funds purchased and repurchase agreements	2,713,195	89,103	4.39%	1,338,711	7,751	0.77%
Other borrowings	5,594,290	216,175	5.17%	1,327,622	13,364	1.35%
Subordinated debentures	131,156	6,609	6.74%	131,215	4,452	4.54%
Total interest-bearing liabilities	30,305,382	728,635	3.21%	26,330,663	81,742	0.42%
Non-interest bearing demand deposits	11,179,239			15,123,552
Due on unsettled securities purchases	396,776			409,598
Other liabilities	970,132			888,641
Total equity	4,897,404			4,883,837
Total liabilities and equity	$47,748,933			$47,636,291
Tax-equivalent Net Interest Revenue		$982,204	2.08%		$864,930	2.65%
Tax-equivalent Net Interest Revenue to Earning Assets			3.03%			2.80%
Less tax-equivalent adjustment		6,699			6,176
Net Interest Revenue		975,505			858,754
Provision for credit losses		40,000			15,000
Other operating revenue		585,066			446,171
Other operating expense		948,798			846,024
Income before taxes		571,773			443,901
Federal and state income taxes		123,162			92,000
Net income		448,611			351,901
Net income (loss) attributable to non-controlling interests		440			57
Net income attributable to BOK Financial Corp. shareholders		$448,171			$351,844
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$6.74			$5.18
Diluted		$6.74			$5.18
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

Quarterly Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In thousands, except per share data)	Three Months Ended
	September 30, 2023			June 30, 2023
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$598,734	$8,199	5.43%	$708,475	$9,552	5.41%
Trading securities	5,444,587	65,301	4.76%	4,274,803	47,882	4.50%
Investment securities, net of allowance	2,331,595	8,309	1.43%	2,408,122	8,659	1.44%
Available for sale securities	11,925,800	99,238	3.11%	12,033,597	94,849	3.00%
Fair value option securities	41,741	552	4.61%	245,469	3,116	5.07%
Restricted equity securities	445,532	8,776	7.88%	351,944	6,429	7.31%
Residential mortgage loans held for sale	77,208	1,234	6.27%	72,959	1,092	5.85%
Loans	23,414,308	427,649	7.25%	22,889,054	400,988	7.03%
Allowance for loan losses	(267,205)			(252,890)
Loans, net of allowance	23,147,103	427,649	7.33%	22,636,164	400,988	7.10%
Total earning assets	44,012,300	619,258	5.49%	42,731,533	572,567	5.29%
Receivable on unsettled securities sales	268,344			163,903
Cash and other assets	5,038,908			5,012,671
Total assets	$49,319,552			$47,908,107
Liabilities and equity
Interest-bearing deposits:
Transaction	$19,415,599	$155,385	3.18%	$18,368,592	$119,272	2.60%
Savings	874,530	1,043	0.47%	926,882	490	0.21%
Time	2,839,947	28,380	3.96%	2,076,037	16,904	3.27%
Total interest-bearing deposits	23,130,076	184,808	3.17%	21,371,511	136,666	2.56%
Funds purchased and repurchase agreements	2,699,027	32,748	4.81%	3,670,994	41,905	4.58%
Other borrowings	6,968,309	96,271	5.48%	5,275,291	67,316	5.12%
Subordinated debentures	131,151	2,321	7.02%	131,153	2,219	6.79%
Total interest-bearing liabilities	32,928,563	316,148	3.81%	30,448,949	248,106	3.27%
Non-interest bearing demand deposits	10,157,821			10,998,201
Due on unsettled securities purchases	435,927			436,353
Other liabilities	891,675			1,079,692
Total equity	4,905,566			4,944,912
Total liabilities and equity	$49,319,552			$47,908,107
Tax-equivalent Net Interest Revenue		$303,110	1.68%		$324,461	2.02%
Tax-equivalent Net Interest Revenue to Earning Assets			2.69%			3.00%
Less tax-equivalent adjustment		2,214			2,200
Net Interest Revenue		300,896			322,261
Provision for credit losses		7,000			17,000
Other operating revenue		198,152			209,049
Other operating expense		324,313			318,673
Income before taxes		167,735			195,637
Federal and state income taxes		33,256			44,001
Net income		134,479			151,636
Net income (loss) attributable to non-controlling interests		(16)			328
Net income attributable to BOK Financial Corp. shareholders		$134,495			$151,308
Earnings Per Average Common Share Equivalent:
Basic		$2.04			$2.27
Diluted		$2.04			$2.27
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

(In thousands, except per share data)	Three Months Ended
	September 30, 2022
	Average Balance	Revenue / Expense	Yield / Rate
Assets
Interest-bearing cash and cash equivalents	$748,263	$3,520	1.87%
Trading securities	3,178,068	22,772	2.72%
Investment securities, net of allowance	2,593,989	9,207	1.42%
Available for sale securities	10,306,257	59,144	2.21%
Fair value option securities	36,846	286	2.98%
Restricted equity securities	173,656	2,703	6.23%
Residential mortgage loans held for sale	132,685	1,684	5.05%
Loans	21,599,232	265,997	4.89%
Allowance for loan losses	(241,136)
Loans, net of allowance	21,358,096	265,997	4.94%
Total earning assets	38,527,860	365,313	3.71%
Receivable on unsettled securities sales	219,113
Cash and other assets	6,372,229
Total assets	$45,119,202
Liabilities and equity
Interest-bearing deposits:
Transaction	$19,556,806	$31,266	0.63%
Savings	978,596	135	0.05%
Time	1,409,069	3,314	0.93%
Total interest-bearing deposits	21,944,471	34,715	0.63%
Funds purchased and repurchase agreements	800,759	1,445	0.72%
Other borrowings	1,528,887	8,988	2.33%
Subordinated debentures	131,199	1,677	5.07%
Total interest-bearing liabilities	24,405,316	46,825	0.76%
Non-interest bearing demand deposits	15,105,305
Due on unsettled securities purchases	331,428
Other liabilities	501,731
Total equity	4,775,422
Total liabilities and equity	$45,119,202
Tax-equivalent Net Interest Revenue		$318,488	2.95%
Tax-equivalent Net Interest Revenue to Earning Assets			3.24%
Less tax-equivalent adjustment		2,163
Net Interest Revenue		316,325
Provision for credit losses		15,000
Other operating revenue		189,698
Other operating expense		294,751
Income before taxes		196,272
Federal and state income taxes		39,681
Net income		156,591
Net income attributable to non-controlling interests		81
Net income attributable to BOK Financial Corp. shareholders		$156,510
Earnings Per Average Common Share Equivalent:
Basic		$2.32
Diluted		$2.32
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

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	Sep. 30, 2023	June 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022
Interest revenue	$617,044	$570,367	$516,729	$451,606	$363,150
Interest expense	316,148	248,106	164,381	98,980	46,825
Net interest revenue	300,896	322,261	352,348	352,626	316,325
Provision for credit losses	7,000	17,000	16,000	15,000	15,000
Net interest revenue after provision for credit losses	293,896	305,261	336,348	337,626	301,325
Other operating revenue
Brokerage and trading revenue	62,312	65,006	52,396	63,008	61,006
Transaction card revenue	26,387	26,003	25,621	27,136	25,974
Fiduciary and asset management revenue	52,256	52,997	50,657	49,899	50,190
Deposit service charges and fees	27,676	27,100	25,968	26,429	28,703
Mortgage banking revenue	13,356	15,141	14,367	10,065	11,282
Other revenue	15,865	14,250	16,970	17,034	15,479
Total fees and commissions	197,852	200,497	185,979	193,571	192,634
Other gains (losses), net	1,474	12,618	2,251	8,427	979
Gain (loss) on derivatives, net	(9,010)	(8,159)	(1,344)	4,548	(17,009)
Loss on fair value option securities, net	(203)	(2,158)	(2,962)	(2,568)	(4,368)
Change in fair value of mortgage servicing rights	8,039	9,261	(6,059)	(2,904)	16,570
Gain (loss) on available for sale securities, net	—	(3,010)	—	(3,988)	892
Total other operating revenue	198,152	209,049	177,865	197,086	189,698
Other operating expense
Personnel	190,791	190,652	182,145	186,419	170,348
Business promotion	6,958	7,640	8,569	7,470	6,127
Charitable contributions to BOKF Foundation	23	1,142	—	2,500	—
Professional fees and services	13,224	12,777	13,048	18,365	14,089
Net occupancy and equipment	32,583	30,105	28,459	29,227	29,296
Insurance	7,996	6,974	7,315	4,677	4,306
Data processing and communications	45,672	45,307	44,802	43,048	41,743
Printing, postage and supplies	3,760	3,728	3,893	3,890	4,349
Amortization of intangible assets	3,474	3,474	3,391	3,736	3,943
Mortgage banking costs	8,357	8,300	5,782	9,016	9,504
Other expense	11,475	8,574	8,408	10,108	11,046
Total other operating expense	324,313	318,673	305,812	318,456	294,751
Net income before taxes	167,735	195,637	208,401	216,256	196,272
Federal and state income taxes	33,256	44,001	45,905	47,864	39,681
Net income	134,479	151,636	162,496	168,392	156,591
Net income (loss) attributable to non-controlling interests	(16)	328	128	(37)	81
Net income attributable to BOK Financial Corporation shareholders	$134,495	$151,308	$162,368	$168,429	$156,510

Earnings per share:
Basic	$2.04	$2.27	$2.43	$2.51	$2.32
Diluted	$2.04	$2.27	$2.43	$2.51	$2.32
Average shares used in computation:
Basic	65,548,307	65,994,132	66,331,775	66,627,955	67,003,199
Diluted	65,548,307	65,994,132	66,331,775	66,627,955	67,004,623

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1 to July 31, 2023	27,000	$89.31	27,000	3,945,523
August 1 to August 31, 2023	402,500	$84.61	402,500	3,543,023
September 1 to September 30, 2023	271,000	$83.00	271,000	3,272,023
Total	700,500		700,500
1On November 1, 2022, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock. As of September 30, 2023, the Company had repurchased 1,727,977 shares under this plan. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations and other factors.
2The Company may repurchase mature shares from employees to cover the exercise price and taxes in connection with employee equity compensation.
Item 5. Other Information

Trading Plans

No Company director or officer (as defined in Exchange Act Rule 16a-1(f)) has adopted, modified or terminated any trading arrangements during the third quarter of 2023.

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

Date:        November 1, 2023

/s/ Martin E. Grunst
Martin E. Grunst
Executive Vice President and
Chief Financial Officer

/s/ Michael J. Rogers
Michael J. Rogers
Senior Vice President and
Chief Accounting Officer