Form 10-K
period 2023-12-31
BOK FINANCIAL CORP
filed 2024-02-21
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12 (g) of the Act: None

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

The aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates is approximately $2.3 billion (based on the June 30, 2023 closing price of Common Stock of $80.78 per share). As of January 31, 2024, there were 65,064,299 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and III incorporate certain information by reference from the Registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders.

BOK Financial Corporation
Form 10-K
Year Ended December 31, 2023

GLOSSARY OF DEFINED TERMS

The following items may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
AFS	Available For Sale
AIRS®	Advanced Internet Recruitment Strategies
AOCI	Accumulated Other Comprehensive Income
ASU	Accounting Standards Update
ATM	Automated Teller Machine
BCBS	Basel Committee on Banking Supervision
BHCA	Bank Holding Company Act of 1956
Board	Board of Directors of BOK Financial Corporation
BOK Financial	BOK Financial Corporation
BOKF	BOK Financial Corporation
BOKF Insurance	BOK Financial Insurance, Inc.
BSA	Bank Secrecy Act
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1 Capital
CFPB	Consumer Financial Protection Bureau
CFTC	Commodity Futures Trading Commission
CISO	Chief Information Security Officer
Company	BOK Financial Corporation
CoP	Communities of Practice
COSO	Committee of Sponsoring Organizations
CRA	Community Reinvestment Act of 1977
CRE	Commercial Real Estate
DEI	Diversity, Equity and Inclusion
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EFT	Electronic Funds Transfer
FASB	Financial Accounting Standards Board
FCA	U.K Financial Conduct Authority
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FINRA	Financial Industry Regulatory Authority
GAAP	Generally Accepted Accounting Principles in the United States of America
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
HBCUs	Historically Black Colleges and Universities
ISMS	Information Security Management System
ISO	International Organization for Standardization
KBW	Keefe, Bruyette & Woods
LIBOR	London Interbank Offered Rate
LIBOR Act	Adjustable Interest Rate (LIBOR) Act
MSR	Mortgage Servicing Rights
NASDAQ	National Association of Securities Dealers Automated Quotations
NIST	National Institute of Standards and Technology

Term	Definition
NYMEX	New York Mercantile Exchange
OCC	Office of the Comptroller of the Currency
PATRIOT Act	USA PATRIOT Act of 2001
PCAOB	Public Company Accounting Oversight Board
Pension Plan	BOK Financial Corporation sponsored defined benefit cash balance pension plan
PPNR	Pre-Provision Net Revenue
RMHFS	Residential Mortgages Held for Sale
RSUs	Restricted Stock Units
S&P	Standard & Poor's
SEC	Securities and Exchange Commission
SOC	Service Organization Controls
SOFR	Secured Overnight Financing Rate
SVaR	Stressed Value at Risk
TDRs	Troubled Debt Restructurings
Thrift Plan	BOK Financial Corporation sponsored defined contribution plan
Tier 2	Supplementary capital
TransFund	BOKF's electronic funds transfer network
VA	U.S. Department of Veterans Affairs
VaR	Value at Risk
VIEs	Variable Interest Entities
WTI	West Texas Intermediate

PART I

ITEM 1.   BUSINESS

General

Developments relating to individual aspects of the business of BOK Financial are described below. Additional discussion of the Company’s activities during the current year appears within Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Description of Business

BOK Financial is a financial holding company incorporated in the state of Oklahoma in 1990 whose activities are governed by the BHCA, as amended by the Financial Services Modernization Act or Gramm-Leach-Bliley Act and the Dodd-Frank Act. BOK Financial offers full service banking in Oklahoma, Texas, New Mexico, Northwest Arkansas, Colorado, Arizona, and Kansas/Missouri. At December 31, 2023, the Company reported total consolidated assets of $50 billion.

BOKF, NA is a wholly owned subsidiary bank of BOK Financial. BOKF, NA operates TransFund and Cavanal Hill Investment Management. BOKF, NA operates banking divisions across eight states: Bank of Albuquerque, Bank of Oklahoma, Bank of Texas and BOK Financial in Arizona, Arkansas, Colorado, Kansas and Missouri; as well as having limited purpose offices in Nebraska, Wisconsin, Connecticut and Tennessee. Other wholly owned subsidiaries of BOK Financial include BOK Financial Securities, Inc., a broker/dealer that primarily engages in retail and institutional securities sales and municipal bond underwriting; and BOK Financial Private Wealth, Inc., an investment adviser to high net worth clients. During the fourth quarter of 2023, BOK Financial sold its wholly owned subsidiary BOKF Insurance, a broker providing insurance services. Other non-bank subsidiary operations do not have a significant effect on the Company’s financial statements.

Our overall strategic objective is to emphasize growth in long-term value by building on our leadership position in Oklahoma through expansion into other high-growth markets in contiguous states. We operate primarily in the metropolitan areas of Tulsa and Oklahoma City, Oklahoma; Dallas, Fort Worth, Houston and San Antonio, Texas; Albuquerque, New Mexico; Denver, Colorado; Phoenix, Arizona, and Kansas City, Kansas/Missouri. Our acquisition strategy targets fairly priced quality organizations with demonstrated solid growth that would supplement our principal lines of business. We provide additional growth opportunities by hiring talent to enhance competitiveness, adding locations and broadening product offerings. Our operating philosophy embraces local decision-making in each of our geographic markets while adhering to common Company standards.

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

Operating Segments

BOK Financial operates three principal lines of business: Commercial Banking, Consumer Banking and Wealth Management. Commercial Banking includes lending, treasury and cash management services and customer commodity risk management products for small businesses, middle market and larger commercial customers. Commercial Banking also includes the TransFund electronic funds network. Consumer Banking includes retail lending and deposit services, lending and deposit services to small business customers served through the retail branch network and all mortgage loan origination and servicing activities. Wealth Management engages in brokerage and trading activities mainly related to providing liquidity to the mortgage markets through trading of U.S. government agency mortgage-backed securities and related derivative contracts. Wealth Management also provides fiduciary services, private bank services and investment advisory services in all markets. Additionally, Wealth Management underwrites state and municipal securities. Discussion of these principal lines of business appears within the Lines of Business section of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

BOK Financial and its operating segments face competition from other banks, thrifts, credit unions and other non-bank financial institutions such as investment banking firms, investment advisory firms, brokerage firms, investment companies, financial technology firms, government agencies, mortgage brokers and insurance companies. The Company competes largely on the basis of customer services, interest rates on loans and deposits, lending limits and customer convenience. Some operating segments face competition from institutions that are not as closely regulated as banks, and therefore are not limited by the same capital requirements and other restrictions. All market share information presented below is based upon share of deposits in specified areas according to the FDIC as of June 30, 2023.

We are the largest financial institution in the state of Oklahoma with 13% of the state’s total deposits. We have 30% and 12% of the market share in the Tulsa and Oklahoma City areas, respectively. We compete with two banks that have operations nationwide and have greater access to funds at lower costs, higher lending limits, and greater access to technology resources. We also compete with regional and locally-owned banks in both the Tulsa and Oklahoma City areas as well as in every other community in which we do business throughout the state.

We compete against numerous financial institutions in the state of Texas, including some of the largest in the United States, and have a market share of approximately 1% in the Dallas, Fort Worth area and less than 1% in the Houston area. We have a 9% market share in the Albuquerque area and compete with four large national banks, some regional banks and several locally-owned smaller community banks. Our market share is approximately 3% in the Denver area. We serve Benton and Washington counties in Arkansas with a market share of approximately 1%. Our market share is approximately 2% in the Kansas City, Missouri/Kansas area and approximately 1% in the Phoenix area. The Company’s ability to expand into additional states remains subject to various federal and state laws.

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

Our talented workforce is the key to our success. At December 31, 2023, we had 4,966 full-time and part-time employees, the majority of which are full-time employees. None of the Company’s employees are represented by collective bargaining agreements. Management considers its employee relations to be good. Our employees are primarily distributed over our eight state footprint, to include: Oklahoma, Texas, Arkansas, Kansas, Missouri, Colorado, New Mexico and Arizona.

Diversity and Inclusion Efforts

Diversity, equity, and inclusion are essential to our vision and purpose and are a core leadership competency for BOK Financial. We believe our organization should reflect the diversity of the communities we serve.

Our DEI Council seeks to excel and grow our company by valuing and leveraging the power of diversity, equity, and inclusion. The DEI Council works to ensure our company continues to foster and support an environment that is inclusive of the diverse values, opinions, experiences, cultures, and needs of our employees, clients, and communities. The Council is chaired by Stacy Kymes, President and Chief Executive Officer, with membership comprising leaders and influencers representing divisions across the Company. Members each serve a three-year term.

We also recognize that for a diverse workforce to thrive, we must prioritize inclusion efforts. The following categories represent areas of focus for DEI: community engagement, senior leader engagement, Communities of Practice and diverse recruiting practices and education.

As of December 31, 2023, 55% of our overall workforce was female, and 32% of our overall workforce was comprised of people of color. In 2023, BOK Financial was again recognized by ‘Diversity, Inc.’ as one of the ‘Top Regional Companies’ with respect to scoring criteria related to DEI organizational practices.

Community Engagement

In 2023, the Company and the BOKF Foundation gave a combined $9.0 million to organizations making a difference in our communities. Since 2013, we have committed more than $1.0 billion in loan funding to support affordable housing projects and $391 million in affordable housing investments.

In 2023, our employees donated more than 50,000 volunteer hours, and more than 400 employees served in 732 leadership roles with 495 nonprofit organizations. BOK Financial is a certifying organization for the President’s Volunteer Service Award, a program to celebrate individual volunteerism and commitment to community service. For 2023, the company recognized 142 employees who volunteered 100 hours or more with numerous nonprofit organizations across our footprint.

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

Mentorship Program

Our mentorship program launched in late 2020. We believe mentorship programs are a valuable tool for helping employees successfully shape their long-term career trajectory. Mentor matches are prioritized for females and people of color. In 2023, we launched Cohort 6 with 225 mentors/mentees participating in the program. In 2023, 34% of our participants were people of color and 50% were female.

Communities of Practice

In 2020, we introduced a concept from Harvard Business Review called ‘CoP’ as a way for our organization to build inclusive groups to harness the collective power of diverse skills, styles, strengths and experiences – and leverage those strengths into advancing our business. CoP also provide exposure opportunities for employees to interact with others across the organization at all levels. As of December 31, 2023, we had 21 active CoP, including: Advancing Minority Owned Businesses, Mentoring, Practicing Inclusion, Diverse Recruiting Practices, Engagement Practices and Culture Ambassadors. Any person from across the organization can join any CoP; these groups highlight our enterprise focus on inclusivity.

Diverse Recruiting Practices

Our recruiting organization is fully AIRS® Certified and held accountable to monthly recruitment outreach efforts to diverse organizations, including HBCUs. University recruiting has been a focal point for our diversity efforts. In 2023, 28% of our class of interns and early career associates identified as people of color.

Diversity Education

As we continue our DEI journey, our custom course of Leveraging Inclusion and Mitigating Unconscious Bias is assigned to all new managers to provide tools that support awareness of the automatic patterns of thinking as they learn to manage teams at BOK Financial. Our custom Conscious Inclusion Toolkit provides an opportunity for all employees to focus on inclusion through strategies, activities, and resources that deepen their knowledge and skills around inclusive conversations. We also partner with LinkedIn Learning® to ensure all employees across the Company have equal access to development opportunities, including two custom on demand learning paths focused on DEI concepts, and over 3,000 on demand DEI courses available as of December 2023.

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

Talent Development

Our talent development programs provide employees with resources they need to achieve their career goals. Development offerings are focused on supporting career development goals, increasing skill sets, and preparing employees to expand in their current role or develop for future roles. We offer a variety of learning resources, from on demand content from LinkedIn® and GetAbstract®, to interactive sessions facilitated by Talent Development Consultants. Our employees are provided many opportunities to advance their careers within our organization. During 2023, 31% of all of positions filled were with internal employees.

Connecting with Our Employees

Engagement is an important component of our culture. We encourage our employees to provide feedback in a survey format with the last one completed in 2023. In 2023, 94% of our workforce participated in the survey, and results were shared and discussed across the Company. We are proud to say the level of our employees' engagement is considered world class.

Connecting with Our Communities

Our employees are passionate about many causes, and the Company’s corporate giving and volunteering programs support and encourage employees by engaging with those causes. Our employee-led giving program allows employees to nominate and vote for nonprofit organizations across our footprint to receive financial benefit from the BOKF Foundation. During 2023, the Company launched Dollars for Doers, a program which rewards our employees for living our core value to actively advance the communities we serve. In 2023, the company matched employee volunteer hours with a total of $4,547 in contributions to employees' chosen non-profit organizations across our footprint. In 2023, over 1,500 employees nominated and voted on 112 nonprofit organizations to receive funding. We continue to strategically focus on charitable contributions to accelerate resources to underserved minority communities of color by supporting nonprofit organizations providing programs to help close gaps in two key areas – income inequality and workforce development – identified as the most crucial to help break the cycle of poverty and put people on the path for long term success, sustainability, and wealth creation.

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

General

As a financial holding company, BOK Financial is regulated under the BHCA and is subject to regular inspection, examination and supervision by the Federal Reserve Board. Under the BHCA, BOK Financial files quarterly reports and other information with the Federal Reserve Board.

BOKF, NA is organized as a national banking association under the National Banking Act, and is subject to regulation, supervision and examination by the OCC, the FDIC, the Federal Reserve Board, the CFPB and other federal and state regulatory agencies. The OCC has primary supervisory responsibility for national banks and must approve certain corporate or structural changes including changes in capitalization, payment of dividends, change of place of business, and establishment of a branch or operating subsidiary. The OCC performs examinations concerning safety and soundness, the quality of management and directors, information technology and compliance with applicable regulations. The National Banking Act authorizes the OCC to examine every national bank as often as necessary.

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

The Company and other non-bank subsidiaries are also subject to other federal and state laws and regulations. For example, BOK Financial Securities, Inc. is regulated by the SEC, the FINRA, the Federal Reserve Board, and state securities regulators. Such regulations generally include licensing of certain personnel, customer interactions and trading operations.

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

Community Reinvestment Act

The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHCA, or to acquire any company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least "satisfactory" in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering a request for an approval of a proposed transaction. BOKF, NA received a rating of "outstanding" in its most recent CRA examination, which is above "satisfactory."

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

Federal Reserve Board risk-based guidelines define four capital metrics based on three categories of regulatory capital. CET1 includes common shareholders' equity, less goodwill, most intangible assets and other adjustments. Tier 1 capital consists of CET1 capital plus certain additional capital instruments and related surplus. Tier 2 consists of preferred stock not qualifying as Tier 1 capital, qualifying mandatory convertible debt securities, limited amounts of subordinated debt, other qualifying term debt and allowances for credit losses, subject to limitations. Assets and off-balance sheet exposures are assigned to categories of risk-weights, based primarily upon relative credit risk. Risk-based capital ratios are calculated by dividing CET1, Tier 1 and total capital by risk-weighted assets. In addition to the risk-based capital ratios, the Company is also subject to the leverage ratio. The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets.

Additional capital rules were effective for banks and bank holding companies, including BOK Financial, on January 1, 2015 as part of a package of regulatory reforms developed by the BCBS to strengthen the regulation, supervision and risk management of the banking sector, commonly referred to as the Basel III framework.

Failure to meet minimum capital requirements would be subject to regulatory restrictions on capital distributions (including but not limited to dividends and share repurchases) and executive bonus payments.

The FDICIA, among other things, identifies five capital categories for insured depository institutions from well capitalized to critically under-capitalized and requires the respective federal regulatory agencies to implement systems for prompt corrective action for institutions failing to meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive covenants on operations, management and capital distributions, depending upon the category in which an institution is classified. The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered under-capitalized.

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

Deposit Insurance

Substantially all of the deposits held by the subsidiary banks are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC, as required under the Federal Deposit Insurance Act, established a plan in September 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35 percent within eight years. This plan did not include an increase in the deposit insurance assessment rate. Based on the FDIC's recent projections, however, the FDIC determined that the DIF reserve ratio is at risk of not reaching the statutory minimum by the statutory deadline of September 30, 2028 without increasing the deposit insurance assessment rates. On October 18, 2022, the FDIC finalized a rule that increased the initial base deposit insurance assessment rates by 2 basis points beginning with the first quarterly assessment period of 2023. The increased assessment improves the likelihood that the DIF reserve ratio would reach the required minimum by the statutory deadline, consistent with the FDIC's Amended Restoration Plan. The rule became effective as of January 1, 2023.

On November 16, 2023, the FDIC approved a final rule to implement a special assessment on certain banking organizations with financial institution subsidiaries with more than $5 billion in assets in order to recover the costs associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank in March 2023. The special assessment will be collected beginning with the first quarterly assessment period of 2024 at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly periods and is subject to periodic adjustments. The assessment base is equal to uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion.

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

Bank Secrecy Act and USA PATRIOT Act

The BSA and the PATRIOT Act impose many requirements on financial institutions in the interest of national security and law enforcement. BSA requires banks to maintain records and file suspicious activity reports that are of use to law enforcement and regulators in combating money laundering and other financial crimes. The PATRIOT Act is intended to deny terrorists and criminals the ability to access the U.S. financial services system and places significantly greater requirements on financial institutions. Financial institutions, such as the Company and its subsidiaries, must have a designated BSA Officer, internal controls, independent testing and training programs commensurate with their size and risk profile. As part of its internal control program, a financial institution is expected to have effective customer due diligence and enhanced due diligence requirements for high-risk customers, as well as processes to prohibit transactions with entities subject to Office of Foreign Asset Control sanctions. Documentation and recordkeeping requirements, as well as system requirements, aimed at identifying and reporting suspicious activity reporting, must increase with the institution's size and complexity. Failure to implement or maintain adequate programs and controls to combat terrorist financing and money laundering may have serious legal, financial and reputational consequences.

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

Title VII of the Dodd-Frank Act, commonly known as the Swap Rule, subjects nearly all derivative transactions to the regulations of the CFTC or SEC. This includes registration, recordkeeping, reporting, capital, margin and business conduct requirements on swap dealers and major swap participants. Under CFTC and SEC rules, entities transacting in less than $8 billion in notional value of swaps over any 12 month period are exempt from the definition of and registration as a "swap dealer." The Company currently estimates that the nature and volume of its swaps activity will not require it to register as a swap dealer.

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

In an effort to reduce the four-decade inflation high, the Federal Reserve continued raising the Federal Funds rate in 2023. Following the seven rate increases totaling 425 basis points in the prior year, the Federal Reserve raised the Federal Funds rate four more times through July 2023 totaling 100 basis points. This has slowed the housing market, but home prices remain elevated and supply remains constrained. Consumer spending also continues to remain steady despite the Federal Reserve's effort to decrease spending with increased rates. Oil prices have remained somewhat volatile this year with the Russia-Ukraine and Israel-Hamas conflicts, but are more stable than was experienced in 2022. Unemployment remains low, coming in at 3.7% for December 2023.

Our base case economic forecast for the fourth quarter of 2023 assumed geopolitical conflicts remain isolated. Inflation continues to improve from previous peaks and reaches 2.6% by the end of 2024. The federal funds rate target range of 5.25% to 5.50% is held flat for the remainder of 2024. Job openings revert to more normalized levels and overall hiring levels decline, causing the national unemployment rate to modestly increase over the next four quarters. Inflation pressures ease and help stabilize real household income compared to pre-pandemic levels, while a restrictive credit environment slows economic activity resulting in below-trend GDP growth. See "Summary of Credit Loss Experience" section in "Management's Discussion and Analysis" for further discussion around our economic forecast.

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

Federal budget deficit concerns and the potential for political conflict over legislation to raise the U.S. government's debt limit may increase the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. In connection with prior political disputes over U.S. fiscal and budgetary issues leading to the U.S. government shutdown in 2011, S&P lowered its long term sovereign credit rating on the U.S. from AAA to AA+. On August 1, 2023, Fitch Ratings announced its decision to downgrade the U.S. long-term credit ratings from AAA to AA+, but maintained the country credit ceiling at AAA. A further downgrade, or a downgrade by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide.

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

At December 31, 2023, loans to businesses and individuals with collateral primarily located in Texas represented approximately 32% of the total loan portfolio, loans to businesses and individuals with collateral primarily located in Oklahoma represented approximately 14% of our total loan portfolio and loans to businesses and individuals with collateral primarily located in Colorado represented approximately 11% of our total loan portfolio. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas. Poor economic conditions in Texas, Oklahoma, Colorado or other markets in the southwest region may cause BOK Financial to incur losses associated with higher default rates and decreased collateral values in BOK Financial's loan portfolio. A regional economic downturn could also adversely affect revenue from brokerage and trading activities, mortgage loan originations and other sources of fee-based revenue.

Extended oil and gas commodity price downturns could negatively affect BOK Financial customers.

At December 31, 2023, 14% of BOK Financial's total loan portfolio is comprised of loans to borrowers in the energy industry. The energy industry is historically cyclical, and prolonged periods of low oil and gas commodity prices could negatively impact borrowers' ability to pay. In addition, the Company does business in several major oil and natural gas producing states including Oklahoma, Texas and Colorado. The economies of these states could be negatively impacted by prolonged periods of low oil and gas commodity prices resulting in increased credit migration to classified and nonaccruing categories, higher loan loss provisions and risk of credit losses from both energy borrowers and businesses and individuals in those regional economies.

Other adverse economic factors affecting particular industries, including commercial real estate and healthcare, could have a negative effect on BOK Financial customers and their ability to make payments to BOK Financial.

Certain industry-specific economic factors also affect BOK Financial. For example, BOK Financial's loan portfolio includes commercial real estate loans. These types of loans may expose a lender to a higher degree of credit risk of non-payment or loss as commercial real estate loans are subject to cyclical downturns, are generally more sensitive to interest rates and usually do not fully amortize over the loan term. A downturn in the real estate industry in general or in certain segments of the commercial real estate industry could also have an adverse effect on BOK Financial's operations. The development of remote work or hybrid work models may cause volatility in vacancy rates and rents in certain urban markets. Weakening of the commercial real estate market may increase the likelihood of default of these loans, which could negatively impact our loan portfolio’s performance and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, we could incur material losses.

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
•changes in prevailing interest rates, due to the dependency of the subsidiary bank on interest income;
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

Models may fail to reasonably predict changes in values caused by changes in interest rates, prepayment speeds and other relevant stimuli, which could adversely affect our business or results of operations.

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

BOK Financial's subsidiary bank may rely on other financial institutions and the Federal Home Loan Bank of Topeka as a significant source of funds. Our ability to fund loans, manage our interest rate risk and meet other obligations depends on funds borrowed from these sources. The inability to borrow funds at market interest rates could have a material adverse effect on our operations. In addition, idiosyncratic factors, as well as other factors outside of BOK Financial’s control, such as a general market disruption or an operational problem that affects third parties, could impair the Company’s ability to access short-term funding or create an unforeseen outflow of cash due to, among other factors, draws on unfunded commitments or deposit attrition. Withdrawals of brokered or institutional deposits could require us to pay significantly higher interest rates on our retail deposits or on other wholesale funding sources, which would have an adverse impact on our net interest income and net income. Furthermore, changes to the FHLB’s underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and therefore could have a significant adverse impact on our liquidity. In the event of future turmoil in the banking industry or other idiosyncratic events, there is no guarantee that the U.S. government will invoke the systemic risk exception, create additional liquidity programs, or take any other action to stabilize the banking industry or provide liquidity. The Company’s inability to monetize liquid assets or to access short-term funding or capital markets could constraint the Company’s ability to make new loans or meet existing lending commitments and could ultimately jeopardize BOK Financial’s overall liquidity and capitalization.

Loss of deposits or a change in deposit mix could increase BOK Financial’s funding costs.

Deposits are a low cost and stable source of funding. BOK Financial competes with banks and other financial institutions for deposits and as a result, the Company could lose deposits in the future, clients may shift their deposits into higher cost products, or the Company may need to raise interest rates to avoid deposit attrition. Funding costs may also increase if deposits lost are replaced with wholesale funding. Higher funding costs reduce BOK Financial’s net interest margin, net interest income and net income.

In addition, recent events impacting the banking industry, including the bank failures in March and April 2023, have resulted in significant disruption and volatility in the capital markets, reduced current valuations of bank securities, and decreased confidence in banks among depositors and other counterparties as well as investors. A decrease in the supply of deposits or significant increase in competition for deposits could result in substantial increases in costs to retain and service deposits. Increased adoption of consumer banking technology can result in reduced deposit stickiness due to the relative ease with which depositors may transfer deposits to a different depository institution in the event that confidence is lost in BOKF, NA. The cost of resolving the recent bank failures has also prompted the FDIC to issue a special assessment to recover costs to the Deposit Insurance Fund. For information on the FDIC’s special assessment, refer to the "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

A downgrade in our credit ratings may increase our funding costs and limit our business activities.

We are regularly evaluated by ratings agencies. Our credit ratings are based on a number of factors such as the financial strength of BOKF and BOKF, NA and conditions generally affecting the financial services industry. Many qualitative and quantitative factors are used by the ratings agencies including capital adequacy, liquidity, asset quality, business mix, and earnings. These ratings are subject to change at any time and we may not be able to maintain our current credit ratings. Reductions in one or more of our credit ratings could adversely affect our ability to borrow funds and increase our cost of capital and limit the number of investors or counterparties willing to do business with or lend to us. This could also affect our ability to attract or retain customers, including deposits. In addition, if we were downgraded below investment grade, certain counterparty contracts may require renegotiation or require additional posting of collateral.

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

Cybersecurity risks for financial institutions have increased significantly in recent years in part because of the proliferation of new technologies, the increased use of the internet and mobile technologies to conduct financial transactions, and the increased sophistication and ever changing cyberattack techniques used by organized crime, hackers, terrorists, hostile foreign governments and other external parties to obtain confidential customer information and misappropriate customer funds, and may disrupt operations through Ransomware. Such parties may seek to gain access to our systems directly or use equipment or security passwords belonging to employees, customers, third-party services providers or other users of our systems. Accordingly, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, breakdowns and cyber attacks.

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

We outsource a significant portion of our information systems, communications, data management and transaction processing to third parties. We are heavily reliant on a single vendor for many of these functions. These third parties are sources of risk associated with operational errors, system interruptions or breaches, unauthorized disclosure of confidential information and misuse of intellectual property. If the service providers encounter any of these issues, we could be exposed to disruption of service, reputation damages, and litigation risk that could be material to our business.

We may be adversely affected and experience losses related to fraud or theft.

Attempts to commit fraud, including but not limited to, card fraud, check fraud, electronic fraud, wire fraud, social engineering and phishing attacks, are becoming increasingly more sophisticated and may go undetected by the systems and procedures we have in place to monitor our operations. We have experienced, and may experience again in the future, losses incurred due to customer, employee, or third-party fraud and theft. These losses may be material, negatively affect our results of operations, financial condition or prospects, and may lead to significant reputational risks and other effects. We continue to invest in fraud prevention in the form of people and systems designed to prevent, detect and mitigate the customer and financial impacts.

Recent events impacting the financial services industry could adversely affect BOK Financial's business.

Recent events affecting the financial services industry have generated significant market volatility among publicly traded bank holding companies with particular focus on regional banks. These events occurred following a period of rapidly rising interest rates, which resulted in unrealized losses in longer duration securities and loans held by banks as well as more competition for bank deposits. These recent events have, and may continue to adversely impact the market price and volatility of the Company’s stock. Potentially adverse changes to laws or regulations governing banks and bank holding companies may occur, including but not limited to, new regulations directed towards banks of similar size in areas such as deposit composition, the level of uninsured deposits, brokered deposits, unrealized losses in securities portfolios, liquidity, CRE composition and concentration and capital, which could increase the costs of doing business. The Company could also face increased scrutiny, or be viewed as higher risk, by regulators and the investor community, which could negatively affect our future results. As a result of recent bank failures the FDIC proposed and finalized a special assessment to replenish the Deposit Insurance Fund, which increased FDIC insurance premiums above the recently increased levels which will result in higher costs.

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

Mr. George B. Kaiser owns approximately 58% of the outstanding shares of BOK Financial's common stock at December 31, 2023. Mr. Kaiser is able to elect all of BOK Financial's directors and effectively control the vote on all matters submitted to a vote of BOK Financial's common shareholders. Mr. Kaiser's ability to prevent an unsolicited bid for BOK Financial or any other change in control could have an adverse effect on the market price for BOK Financial's common stock. A substantial majority of BOK Financial's directors are not officers or employees of BOK Financial or any of its affiliates. However, because of Mr. Kaiser's control over the election of BOK Financial's directors, he could change the composition of BOK Financial's Board of Directors so that it would not have a majority of outside directors.

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

General Risk Factors

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

Economic conditions globally could impact BOK Financial’s customers and counterparties with which we do business. Pandemics, such as the COVID-19 pandemic, may affect economies around the world. The Russia-Ukraine conflict and Israel-Hamas conflict have resulted in volatile oil prices as well as affected other global economic factors.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.
ITEM 1C.   CYBERSECURITY

Risk Management and Strategy

BOK Financial is committed to safeguarding company and client information through protections integrated into all lines of business, support functions and third-party relationships. To effectively manage cybersecurity risks mentioned in Item 1A, our cybersecurity risk management program evaluates the likelihood and potential damage of internal and external threats. We also evaluate the adequacy of our policies, procedures, and capabilities in place to mitigate cyber risk at least annually.

Each employee and contractor is responsible for the security and confidentiality of company and client information. This expectation is communicated at on boarding and through required annual data security and privacy trainings; frequent internal publications; and annual employee attestations to the Company’s Standards of Conduct. BOK Financial regularly conducts risk assessments to evaluate internal controls implemented to prevent and detect data breaches. These controls are aligned with ISO 27001:2013 and the NIST Cybersecurity Framework and are frequently monitored to ensure their effectiveness. The controls are routinely tested via tabletop exercises and reviewed by internal auditors.

Vulnerability and penetration assessments are also conducted at least annually by an independent third party. In addition to a strong set of internal controls, the company has implemented a robust due diligence process for third-party providers prior to executing an agreement. Risk assessments include evaluating the third-party’s security posture through intelligence feeds, SOC reports, ISO certifications and self-attestation questionnaires. Third parties processing customer data are contractually required to meet all legal obligations for protecting against anticipated security threats to client data, protecting against unauthorized access to client data, and ensuring proper disposal of client data.

An array of protective technologies have been implemented to detect and respond to indicators of malicious behavior before an incident ever takes place; however, should a cybersecurity incident occur, the Company has incident response and recovery procedures, which include determination of materiality and proper notification and reporting to the appropriate parties. These include legal and regulatory reporting requirements as well as notifications to impacted customers. The Company collaborates with peer financial institutions, local universities, threat intelligence organizations, third-party providers, law enforcement and our customers to share tactical threat intelligence and best practices in protecting against emerging threats.

Results of cybersecurity risk assessments and tabletop exercises are reported to governance committees and aid in the development of our cybersecurity strategy, which takes into account the Company's strategic objectives and our ability to navigate potential internal and external disruptions. The overarching objective of our cybersecurity strategy is to reduce risk and enhance the resilience of our assets. Four key components support this objective: enabling our cyber defense posture, creating and retaining cyber-aware customers, considering identities at system access, and preparing a cyber-resilient workforce. Our cybersecurity team operates under eight distinct programs, each led by a subject matter expert. Each program has its own strategy, projects, and initiatives designed to achieve the overall strategic objective and its key components.

The collective framework, regulatory compliance requirements, and associated controls are collectively referred to as the ISMS. The ISMS provides a comprehensive structure that supports the Information Security Program designed to safeguard information technology resources, maintain the confidentiality, integrity and availability of data, and manage the resources used to provide technology and security services to the organization.

To date, no cybersecurity threats or incidents have materially affected, or are reasonably likely to affect, the Company including its business strategy, results of operations, or financial condition.

Governance

The Company’s cybersecurity program is overseen by the Risk Committee of the Board, which is responsible for ensuring the program is well resourced and able to protect the security and confidentiality of our data and that of our clients. The program is managed by the CISO who reports to the chief risk officer and is reviewed by regulators, as well as internal auditors. The CISO provides quarterly information security updates to the Risk Committee as well as the Company’s executive-level Risk Council on cybersecurity programs, policies and controls; efforts to improve security; and responses to cybersecurity events. Annually, the CISO meets with the Risk Committee of the Board of Directors to communicate the Board's responsibilities for cybersecurity and privacy, as well as the cybersecurity program’s strategy for addressing emerging risks and regulatory requirements.

The Company’s CISO has over 26 years of building and operating enterprise security functions, security engineering, and security governance and program management. Prior to joining the Company, the CISO managed an Information Security and Risk Management program within a Fortune 500 energy company that handled a wide variety of information security issues including industrial control system security. The CISO has also served on the board of several academic institutions, professional service organizations, and local non-profits and contributed on many special committees for cybersecurity initiatives.
ITEM 2.   PROPERTIES

BOK Financial and its subsidiaries own and lease improved real estate that is carried at $430 million, net of depreciation and amortization. The Company’s principal offices are located in leased premises in the Bank of Oklahoma Tower in Tulsa, Oklahoma. Banking offices are primarily located in Tulsa and Oklahoma City, Oklahoma; Dallas, Fort Worth, Houston and San Antonio, Texas; Albuquerque, New Mexico; Denver, Colorado; Phoenix, Arizona; and Kansas City, Kansas/Missouri. Primary operations facilities are located in Tulsa and Oklahoma City, Oklahoma; Dallas, Texas and Albuquerque, New Mexico. The Company's facilities are suitable for their respective uses and present needs.

The information set forth in Note 5 to the Company's Notes to Consolidated Financial Statements, which appear elsewhere herein, provides further discussion related to properties.
ITEM 3.   LEGAL PROCEEDINGS

The information set forth in Note 14 to the Company's Notes to Consolidated Financial Statements, which appear elsewhere herein, provides discussion related to legal proceedings.
ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BOK Financial's $0.00006 par value common stock is traded on the NASDAQ Stock Market under the symbol BOKF. As of January 31, 2024, common shareholders of record numbered 621 with 65,064,299 shares outstanding.

The highest and lowest quarterly closing bid price for shares and cash dividends declared per share of BOK Financial common stock follows:

	First	Second	Third	Fourth
2023:
Low	$81.54	$75.61	$78.38	$63.93
High	105.14	90.40	91.54	86.27
Cash dividends declared	0.54	0.54	0.54	0.55
2022:
Low	$93.95	$74.40	$71.14	$90.41
High	115.68	92.60	95.05	109.57
Cash dividends declared	0.53	0.53	0.53	0.54

The information set forth under the heading "Equity Compensation Plan Information" in BOK Financial's 2024 Annual Proxy Statement is incorporated herein by reference.

Shareholder Return Performance Graph

Set forth below is a line graph comparing the change in cumulative shareholder return of the NASDAQ Composite Index and the KBW NASDAQ Regional Banking Index for the period commencing December 31, 2018 and ending December 31, 2023.*

Total Return Performance
BOK Financial Corporation
NASDAQ Composite Index
KBW NASDAQ Regional Banking Index
Index Value
275
250
225
200
175
150
125
100
75
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Period Ending

	Period Ending December 31,
Index	2018	2019	2020	2021	2022	2023
BOK Financial Corporation	100.00	122.09	98.93	155.90	156.82	132.90
NASDAQ Composite	100.00	136.69	198.10	242.03	163.28	236.17
KBW NASDAQ Regional Banking Index	100.00	123.81	113.03	154.45	143.75	143.17
*    Graph assumes value of an investment in the Company's Common Stock for each index was $100 on December 31, 2018. Cash dividends on Common Stock are assumed to have been reinvested in BOK Financial Common Stock.

The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended December 31, 2023.

Period	Total Number of Shares Purchased [2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1, 2023 to October 31, 2023	140,169	$65.65	140,000	3,132,023
November 1, 2023 to November 30, 2023	372,155	$69.30	372,155	2,759,868
December 1, 2023 to December 31, 2023	190,401	$78.59	188,082	2,571,786
Total	702,725		700,237
1    On November 1, 2022, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock. As of December 31, 2023, the Company had repurchased 2,428,214 shares under this plan. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations and other factors.
2    The Company may repurchase shares from employees to cover the taxes in connection with employee equity compensation.
ITEM 6.  [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table 1 – Consolidated Selected Financial Data
	December 31,
	2023	2022	2021
Selected Financial Data
Earnings per share (based on average equivalent shares):
Basic	$8.02	$7.68	$8.95
Diluted	8.02	7.68	8.95
Percentages (based on daily averages):
Return on average assets	1.10%	1.11%	1.23%
Return on average shareholders' equity	10.82%	10.81%	11.59%
Dividend payout ratio	27.00%	27.65%	23.29%
Allowance for loan losses to loans	1.16%	1.04%	1.27%
Combined allowance for credit losses to loans[1]	1.36%	1.31%	1.43%
1    Includes allowance for loan losses and accrual for off-balance sheet credit risk.

Management’s Assessment of Operations and Financial Condition

Overview

The following discussion is management's analysis to assist in the understanding and evaluation of the financial condition and results of operations of BOK Financial. This discussion should be read in conjunction with the Consolidated Financial Statements and footnotes and selected financial data presented elsewhere in this report. This section and other sections provide information about our recent financial performance. For information about results of operations for 2022 compared with 2021, see the respective sections in Management's Discussion and Analysis included in our 2022 Form 10-K filed on March 1, 2023.

Economic conditions continued to be volatile in 2023 with inflationary concerns, fluctuating oil prices caused by the Russia-Ukraine conflict and instability in the geopolitical environment. In order to combat rising inflation, the Federal Reserve began increasing the Federal Funds rate in March 2022 and continued to do so through the end of 2023 for a total 525 basis point increase. This has slowed the housing market, but home prices remain elevated. Consumer spending also continues to remain steady despite the Federal Reserve's effort to decrease spending with higher rates. Unemployment remains low, coming in at 3.7% for December 2023. See "Summary of Credit Loss Experience" section of Management's Discussion and Analysis for additional discussion around our economic forecast.

Performance Summary

Net income for the year ended December 31, 2023 totaled $530.7 million or $8.02 per diluted share compared with net income of $520.3 million or $7.68 per diluted share for the year ended December 31, 2022. PPNR, a non-GAAP measure, was $728.9 million for 2023 compared to $690.1 million in the prior year. 2023 included a 52 cent per share reduction as a result of the FDIC special assessment.
Highlights of 2023 included:
•Net interest revenue totaled $1.3 billion for 2023, an increase of $60.8 million over the prior year. Net interest margin was 2.93% for 2023 compared to 2.98% for 2022, primarily due to deposit repricing activity and liability mix-shift. Average earning assets were $43.0 billion for 2023, up $2.9 billion compared to 2022, largely due to higher loan balances.
•Fees and commissions revenue was $781.1 million for 2023, an increase of $123.9 million compared to 2022 led by a $99.6 million increase in brokerage and trading revenue. Trading revenue in 2022 was negatively affected by disruption in the fixed income markets. Fiduciary and asset management revenue increased $11.0 million with growth in Cavanal Hill fund fees, mutual fund fees, and trust business line fees.
•Other gains and losses, net increased $56.7 million. The fourth quarter of 2023 included a pre-tax $31.0 million gain, before related professional fees, on the sale of our insurance brokerage and consulting business, BOKF Insurance. We also recognized a $17.3 million increase in the value of deferred compensation investments, which are held to offset the cost of various employee benefit programs.
•Losses on available for sale securities totaled $30.6 million for the year ended December 31, 2023. We strategically repositioned a small portion of our portfolio throughout the year, mostly in the fourth quarter.
•Other operating expense increased $168.4 million to $1.3 billion. Personnel expense grew $95.7 million, reflecting a combination of annual merit increases and salary adjustments, higher sales activity, and business expansion. Non-personnel expense increased $72.7 million including the FDIC special assessment of $43.8 million. Increased data processing and communications, business promotion, ongoing FDIC assessment costs, and occupancy and equipment expenses were partially offset by lower mortgage banking costs.
•The net economic cost of the changes in the fair value of mortgage servicing rights and related economic hedges was $18.2 million during 2023 compared to $12.5 million during 2022 due to continued market volatility throughout 2023.
•The provision for credit losses was $46.0 million in 2023, primarily due to loan growth and changes in our economic forecast during the year, including a more challenging commercial real estate environment. Net charge-offs were $18.1 million or 0.08% of average loans on an annualized basis in 2023. We recorded a $30.0 million provision for expected credit losses in 2022. The combined allowance for credit losses totaled $326 million or 1.36% of outstanding loans at December 31, 2023. The combined allowance for credit losses was $297 million or 1.31% of outstanding loans at December 31, 2022.
•Nonperforming assets not guaranteed by U.S. government agencies increased $18 million over December 31, 2022. Potential problem loans increased $65 million and other loans especially mentioned increased $43 million.
•Average outstanding loan balances were $23.1 billion, a $1.8 billion increase, mostly driven by growth in commercial loans and commercial real estate loans secured by multifamily properties. Commercial loans increased $914 million and commercial real estate loans increased $818 million. Period-end outstanding loan balances increased $1.3 billion to $23.9 billion at December 31, 2023.
•Average deposits decreased $4.6 billion to $33.2 billion. Average demand deposits decreased $4.2 billion while average interest-bearing deposits decreased $487 million. Period-end deposits decreased $461 million to $34.0 billion. The loan to deposit ratio was 70% at December 31, 2023 and was 65% at December 31, 2022.
•Assets under management or administration totaled $104.7 billion at December 31, 2023, increasing $5.0 billion compared to December 31, 2022.

•The Company's tangible common equity ratio, a non-GAAP measure, was 8.29% at December 31, 2023 and 7.63% at December 31, 2022. The tangible common equity ratio is primarily based on total shareholders' equity, which includes unrealized gains and losses on available for sale securities. Adjusted for all securities portfolio losses, including the tax adjusted losses in the investment portfolio, the tangible common equity ratio would be 8.02% at December 31, 2023 and 7.36% at December 31, 2022.
•The Company's common equity Tier 1 capital ratio was 12.06% at December 31, 2023. In addition, the Tier 1 capital ratio was 12.07%, total capital ratio was 13.16% and leverage ratio was 9.45% at December 31, 2023. At December 31, 2022, the Tier 1 capital ratio was 11.71%, the total capital ratio was 12.67% and the leverage ratio was 9.91%.
•The Company repurchased 2,113,808 common shares at an average price of $82.85 per share during 2023 and 1,632,401 common shares at an average price of $94.88 during 2022.
•The Company paid cash dividends of $2.17 per common share during 2023 and $2.13 per common share in 2022.

Net income for the fourth quarter of 2023 totaled $82.6 million or $1.26 per diluted share, compared to $134.5 million or $2.04 per diluted share for the third quarter of 2023. The fourth quarter included a 52 cent per share reduction as a result of the FDIC special assessment.

Highlights of the fourth quarter of 2023 included:
•Net interest revenue totaled $296.7 million, a decrease of $4.2 million compared to the prior quarter. Net interest margin was 2.64% compared to 2.69%, primarily due to deposit repricing activity and liability mix-shift. For the fourth quarter of 2023, our core net interest margin excluding trading activities, a non-GAAP measure, was 3.03% compared to 3.14% in the prior quarter.
•Fees and commissions revenue was $196.8 million, largely consistent with the prior quarter. Lower brokerage and trading revenue and other revenue was offset by increased transaction card revenue.
•Other gains and losses, net increased $39.0 million to $40.5 million. The fourth quarter included a $31.0 million pre-tax gain, before related professional fees, on the sale of our insurance brokerage and consulting business, BOKF Insurance. The value of our deferred compensation investments also increased $5.9 million versus a decline of $427 thousand in the prior quarter.
•Losses on available for sale securities totaled $27.6 million in the fourth quarter. The gain on sale received from the disposition of BOKF Insurance was used to reposition a small portion of our available for sale securities portfolio.
•Operating expense increased $59.8 million to $384.1 million. Personnel expense grew $12.2 million with higher regular compensation, incentive compensation, including deferred compensation plans, and employee benefits expense. Non-personnel expense increased $47.5 million including the FDIC special assessment of $43.8 million. Increased professional fees and services, business promotion, and charitable expenses were partially offset by lower occupancy and equipment costs.
•The provision for credit losses of $6.0 million in the fourth quarter of 2023 reflects a stable economic forecast and continued loan growth. Net charge-offs were $4.1 million or 0.07% of average loans on an annualized basis in the fourth quarter.

Critical Accounting Policies & Estimates

The Consolidated Financial Statements and accompanying notes are prepared in accordance with GAAP. The Company's accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. Management makes significant assumptions and estimates in the preparation of the Consolidated Financial Statements and accompanying notes in conformity with GAAP that may be highly subjective, complex and subject to variability. Actual results could differ significantly from these assumptions and estimates. The following discussion addresses the most critical areas where these assumptions and estimates could affect the financial condition, results of operations and cash flows of the Company. These critical accounting policies and estimates have been discussed with the appropriate committees of the Board of Directors.

Allowance for Loan Losses and Accrual for Off-Balance Sheet Credit Risk from Loan Commitments

The allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments represent the portion of amortized cost basis of loans and related unfunded commitments we do not expect to collect over the asset’s contractual life, considering past events, current conditions, as well as reasonable and supportable forecasts of future economic conditions. Quarterly, a senior management Allowance Committee assesses the appropriateness of the allowance for loan losses and accrual for off-balance sheet credit risk. This assessment requires judgment about effects of uncertain matters, resulting in a subjective calculation which is inherently imprecise. Because of the subjective forward-looking nature of the calculation, changes in these measures may not directly correlate with actual economic events. In future periods, management judgment may consider new or changed information which may cause significant changes in these allowances in those future periods.

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

We describe critical elements affecting our estimate of expected credit loss in the "Summary of Credit Loss Experience" section of Management's Discussion and Analysis. While it is challenging to evaluate the allowance impact for a change in a particular input, results of such an analysis demonstrate how the quantitative element of the allowance behaves under different conditions. The sensitivity to management's economic scenario weighting may be quantified by comparing the results of weighting each economic scenario at 100%. For example, compared to a 100% Base Case scenario, a 100% Downside case would result in an additional $172 million in quantitative reserve, while a 100% Upside Case would result in $19 million less in quantitative reserve at December 31, 2023. Such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related allowance for a number of reasons including (1) management's weighting of multiple forecasted economic scenarios in estimating expected credit losses; (2) management's predictions of future economic trends and relationships among the scenarios may differ from actual events; and (3) management's application of subjective measures to modeled results when appropriate.

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

A hierarchy for fair value has been established that prioritizes the inputs of valuation techniques used to measure fair value into three broad categories: unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), other observable inputs that can be observed either directly or indirectly (Level 2) and unobservable inputs for assets or liabilities (Level 3). Fair value may be recorded for certain assets and liabilities every reporting period on a recurring basis or under certain circumstances on a non-recurring basis. Fair value measurements of significant assets or liabilities that are based on unobservable inputs (Level 3) are considered Critical Accounting Policies and Estimates. Additional discussion of fair value measurement and disclosure is included in Notes 7 and 19 to the Consolidated Financial Statements.

Mortgage Servicing Rights

We have a significant investment in MSRs. Our MSRs are primarily retained from sales in the secondary market of residential mortgage loans we have originated or purchased from correspondent lenders. MSRs may be purchased from other lenders. Both originated and purchased MSRs are initially recognized at fair value. We carry all MSRs at fair value. Changes in fair value are recognized in earnings as they occur.

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

The assumptions used in this model are primarily based on mortgage interest rates. Evaluation of the effect of a change in one assumption without considering the effect of that change on other assumptions is not meaningful. Considering all related assumptions, we expect a 50 basis point parallel rate shock to increase the fair value of our servicing rights by $8.0 million. We expect a $9.9 million decrease in the fair value of our MSRs from a 50 basis point parallel rate shock.

Results of Operations
Net Interest Revenue and Net Interest Margin

2023 Net Interest Revenue

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

Tax-equivalent net interest revenue totaled $1.3 billion for 2023, an increase of $61.1 million over the prior year. Net interest revenue increased $139.6 million due to changes in interest rates and decreased $78.5 million from increased average borrowing levels partially offset by growth in earning assets. Table 3 shows the effects on net interest revenue due to changes in average balances and interest rates for the various types of earning assets and interest-bearing liabilities. In addition, see the Annual Financial Summary of consolidated daily average balances, yields and rates as shown in Table 2.

Net interest margin was 2.93% for 2023 and 2.98% for 2022. Our core net interest margin excluding trading activities, a non-GAAP measure, was 3.31% compared to 3.26% in the prior year. In response to rising inflation, the Federal Reserve increased the federal funds rate 525 basis points since the beginning of 2022. The resulting impact on market interest rates increased net interest margin at first as our earning assets, led by our significant percentage of variable-rate commercial loans, repriced at a higher rate and faster pace than our interest-bearing liabilities. Throughout 2023, we have experienced margin compression reflecting deposit repricing activity. The tax-equivalent yield on earning assets was 5.38% for 2023 compared to 3.42% in 2022. Loan yields increased 246 basis points to 7.08%. The available for sale securities portfolio yield increased 99 basis points to 3.06%. The yield on trading securities grew 250 basis points to 4.74% and the yield on interest-bearing cash and cash equivalents increased 368 basis points to 5.12%.

Funding costs increased 273 basis points compared to 2022. The cost of interest-bearing deposits increased 226 basis points. The cost of other short-term borrowings increased 322 basis points. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 98 basis points for 2023, up from 26 basis points for 2022.

Average earning assets for 2023 increased $2.9 billion or 7% compared 2022. Average loans, net of allowance for loan losses, increased $1.8 billion, largely due to growth in commercial and commercial real estate loans. The average balance of investment securities increased $875 million while the average balance of available for sale securities, which consists largely of residential and commercial mortgage-backed securities guaranteed by U.S. government agencies, increased $298 million. In the second quarter 2022, we transferred $2.4 billion of U.S. government agency mortgage-backed securities from available for sale to the investment securities portfolio to limit the effect of future rate increases on the tangible common equity ratio. Average interest-bearing cash and cash equivalents decreased $169 million and average trading securities balances decreased $164 million.

Total average deposits decreased $4.6 billion compared to the prior year as customers redeploy capital. Lower average demand deposit balances of $4.2 billion and average interest-bearing transaction account balances of $1.3 billion were partially offset by higher average time deposits of $908 million. Average short-term borrowings increased $5.7 billion.

Our overall objective is to manage the Company's balance sheet for changes in interest rates as described in the Market Risk section of this report. Approximately 81% of our commercial and commercial real estate loan portfolios are either variable rate loans or fixed rate loans that will reprice within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing or that reprice more slowly than the loans. The result is a balance sheet that would be asset-sensitive which means that assets generally reprice more quickly than liabilities. One of the strategies that we use to manage toward a relative rate-neutral position is to purchase fixed rate residential mortgage-backed securities issued primarily by U.S. government agencies and fund them with market rate sensitive liabilities. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also may use derivative instruments to manage our interest rate risk.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 3 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

Table 2 - Annual Financial Summary
Consolidated Daily Average Balances, Average Yields and Rates

(Dollars in thousands, except per share data)	Year Ended
	December 31, 2023
	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$632,289	$32,353	5.12%
Trading securities	4,559,012	216,269	4.74%
Investment securities	2,368,749	34,043	1.44%
Available for sale securities	11,941,222	388,755	3.06%
Fair value option securities	150,847	7,760	5.06%
Restricted equity securities	387,224	29,683	7.67%
Residential mortgage loans held for sale	69,280	4,341	6.12%
Loans	23,125,349	1,638,071	7.08%
Allowance for loan losses	(258,300)
Loans, net of allowance	22,867,049	1,638,071	7.16%
Total earning assets	42,975,672	2,351,275	5.38%
Receivable on unsettled securities sales	222,004
Cash and other assets	5,046,478
Total assets	$48,244,154

Liabilities and equity
Interest-bearing deposits:
Transaction	$19,223,863	$540,068	2.81%
Savings	901,008	2,913	0.32%
Time	2,354,511	83,616	3.55%
Total interest-bearing deposits	22,479,382	626,597	2.79%
Funds purchased and repurchase agreements	2,653,654	119,018	4.49%
Other borrowings	5,979,095	315,717	5.28%
Subordinated debentures	131,155	8,952	6.83%
Total interest-bearing liabilities	31,243,286	1,070,284	3.43%
Non-interest bearing demand deposits	10,725,452
Due on unsettled securities purchases	388,353
Other liabilities	979,685
Total equity	4,907,378
Total liabilities and equity	$48,244,154

Tax-equivalent net interest revenue		$1,280,991	1.95%
Tax-equivalent net interest revenue to earning assets			2.93%
Less tax-equivalent adjustment		8,811
Net interest revenue		1,272,180
Provision for credit losses		46,000
Other operating revenue		789,949
Other operating expense		1,332,881
Net income before taxes		683,248
Federal and state income taxes		152,115
Net income		531,133
Net income attributable to non-controlling interests		387
Net income attributable to BOK Financial Corporation shareholders		$530,746
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$8.02
Diluted		$8.02
Yield calculations are shown on a tax equivalent basis at the statutory federal and state rates for the periods presented. The yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income and the unrealized gains and losses. The yield calculation also includes average loan balances for which the accrual of interest has been discontinued and are net of unearned income. Yield/rate calculations are generally based on the conventions that determine how interest income and expense is accrued.

Table 2 - Annual Financial Summary (continued)
Consolidated Daily Average Balances, Average Yields and Rates

(Dollars in thousands, Except Per Share Data)	Year Ended
	December 31, 2022			December 31, 2021
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$801,180	$11,552	1.44%	$816,425	$1,060	0.13%
Trading securities	4,723,130	115,295	2.24%	7,823,705	156,214	1.98%
Investment securities	1,493,322	24,490	1.64%	222,426	11,065	4.97%
Available for sale securities	11,643,103	249,361	2.07%	13,342,526	230,698	1.80%
Fair value option securities	64,776	2,145	3.40%	67,881	1,542	2.38%
Restricted equity securities	180,760	8,282	4.58%	195,488	5,703	2.92%
Residential mortgage loans held for sale	139,553	6,027	4.31%	188,888	5,465	2.93%
Loans	21,279,187	983,413	4.62%	21,495,156	777,124	3.62%
Allowance for loan losses	(245,915)			(326,121)
Loans, net of allowance	21,033,272	983,413	4.68%	21,169,035	777,124	3.67%
Total earning assets	40,079,096	1,400,565	3.42%	43,826,374	1,188,871	2.74%
Receivable on unsettled securities sales	310,974			667,149
Cash and other assets	6,634,566			5,658,180
Total assets	$47,024,636			$50,151,703

Liabilities and equity
Interest-bearing deposits:
Transaction	$20,550,624	$108,956	0.53%	$21,673,472	$21,961	0.10%
Savings	969,279	489	0.05%	865,245	374	0.04%
Time	1,446,613	12,304	0.85%	1,876,901	11,149	0.59%
Total interest-bearing deposits	22,966,516	121,749	0.53%	24,415,618	33,484	0.14%
Funds purchased and repurchase agreements	1,265,045	13,158	1.04%	2,238,702	8,084	0.36%
Other borrowings	1,628,972	39,325	2.41%	2,599,861	9,793	0.38%
Subordinated debentures	131,206	6,490	4.95%	224,058	10,535	4.70%
Total interest-bearing liabilities	25,991,739	180,722	0.70%	29,478,239	61,896	0.21%
Non-interest bearing demand deposits	14,884,765			13,505,359
Due on unsettled securities purchases	451,530			800,667
Other liabilities	879,691			1,013,050
Total equity	4,816,911			5,354,388
Total liabilities and equity	$47,024,636			$50,151,703

Tax-equivalent net interest revenue		$1,219,843	2.72%		$1,126,975	2.53%
Tax-equivalent net interest revenue to earning assets			2.98%			2.60%
Less tax-equivalent adjustment		8,463			8,942
Net interest revenue		1,211,380			1,118,033
Provision for credit losses		30,000			(100,000)
Other operating revenue		643,257			755,775
Other operating expense		1,164,480			1,177,708
Net income before taxes		660,157			796,100
Federal and state income taxes		139,864			179,775
Net income		520,293			616,325
Net income (loss) attributable to non-controlling interests		20			(1,796)
Net income attributable to BOK Financial Corporation shareholders		$520,273			$618,121
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$7.68			$8.95
Diluted		$7.68			$8.95

Table 3 – Annual Volume/Rate Analysis
(In thousands)

	Year Ended			Year Ended
	December 31, 2023 / 2022			December 31, 2022 / 2021
		Change Due To1			Change Due To1
	Change	Volume	Yield / Rate	Change	Volume	Yield / Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$20,801	$(5,557)	$26,358	$10,492	$(111)	$10,603
Trading securities	100,974	(20,136)	121,110	(40,919)	(58,095)	17,176
Investment securities	9,553	12,559	(3,006)	13,425	43,575	(30,150)
Available for sale securities	139,394	16,127	123,267	18,663	(14,377)	33,040
Fair value option securities	5,615	3,815	1,800	603	(50)	653
Restricted equity securities	21,401	13,269	8,132	2,579	(476)	3,055
Residential mortgage loans held for sale	(1,686)	(3,592)	1,906	562	(1,696)	2,258
Loans	654,658	108,241	546,417	206,289	(8,240)	214,529
Total tax-equivalent interest revenue	950,710	124,726	825,984	211,694	(39,470)	251,164
Interest expense:
Transaction deposits	431,112	(22,237)	453,349	86,995	(3,662)	90,657
Savings deposits	2,424	(114)	2,538	115	35	80
Time deposits	71,312	19,985	51,327	1,155	(3,132)	4,287
Funds purchased and repurchase agreements	105,860	38,329	67,531	5,074	(6,827)	11,901
Other borrowings	276,392	167,239	109,153	29,532	(13,467)	42,999
Subordinated debentures	2,462	(4)	2,466	(4,045)	(4,485)	440
Total interest expense	889,562	203,198	686,364	118,826	(31,538)	150,364
Tax-equivalent net interest revenue	61,148	(78,472)	139,620	92,868	(7,932)	100,800
Change in tax-equivalent adjustment	348			(479)
Net interest revenue	$60,800			$93,347
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Fourth Quarter 2023 Net Interest Revenue

Tax-equivalent net interest revenue totaled $298.8 million for the fourth quarter of 2023, a decrease of $4.3 million compared to the third quarter of 2023. Net interest margin was 2.64% for the fourth quarter of 2023 compared to 2.69% for the third quarter of 2023. For the fourth quarter of 2023, our core net interest margin excluding trading activities, a non-GAAP measure, was 3.03% compared to 3.14% in the prior quarter. The Federal Reserve increased the federal funds rate 100 basis points in 2023 following a 425 basis point increase in 2022. While the resulting market interest rates increased net interest margin in the beginning of the rising rate cycle, largely due to our significant percentage of variable-rate commercial loans, deposit and funding repricing outpaced the increase in net interest income in the fourth quarter.

Average earning assets for the fourth quarter of 2023 increased $315 million over the third quarter of 2023. Average loans, net of allowance for loan losses, increased $284 million, largely due to growth in commercial and commercial real estate loans. Available for sale securities increased $138 million while investment securities decreased $67 million. Average interest-bearing deposits increased $1.2 billion as deposits continue to shift from demand to interest-bearing. Funds purchased and repurchase agreements declined $222 million while average other borrowings increased $153 million.

The tax-equivalent yield on earning assets was 5.64% for the fourth quarter of 2023, an increase of 15 basis points compared to the third quarter of 2023. Loan yields increased 11 basis points to 7.36% while the yield on available for sale securities increased 16 basis points to 3.27%. The yield on trading securities was up 29 basis points to 5.05%.

Funding costs were 3.98%, an increase of 17 basis points compared to the third quarter of 2023. The cost of interest-bearing deposits increased 26 basis points to 3.43% while the cost of other short-term borrowings increased 6 basis points to 5.35%. The cost of other borrowings was up 7 basis points to 5.55%. The cost of funds purchased and repurchase agreements decreased 2 basis points to 4.79%. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 98 basis points in the fourth quarter of 2023 and 101 basis points in the third quarter of 2023.

Table 4 - Quarterly Financial Summary
Consolidated Daily Average Balances, Average Yields and Rates

(In thousands, except per share data)	Three Months Ended
	December 31, 2023			September 30, 2023
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$605,839	$8,096	5.30%	$598,734	$8,199	5.43%
Trading securities	5,448,403	69,013	5.05%	5,444,587	65,301	4.76%
Investment securities	2,264,194	8,058	1.42%	2,331,595	8,309	1.43%
Available for sale securities	12,063,398	105,556	3.27%	11,925,800	99,238	3.11%
Fair value option securities	20,086	199	3.57%	41,741	552	4.61%
Restricted equity securities	432,780	8,670	8.01%	445,532	8,776	7.88%
Residential mortgage loans held for sale	61,146	1,036	6.59%	77,208	1,234	6.27%
Loans	23,705,108	439,808	7.36%	23,414,308	427,649	7.25%
Allowance for loan losses	(273,717)			(267,205)
Loans, net of allowance	23,431,391	439,808	7.45%	23,147,103	427,649	7.33%
Total earning assets	44,327,237	640,436	5.64%	44,012,300	619,258	5.49%
Receivable on unsettled securities sales	276,856			268,344
Cash and other assets	5,109,577			5,038,908
Total assets	$49,713,670			$49,319,552
Liabilities and equity
Interest-bearing deposits:
Transaction	$20,449,370	$177,475	3.44%	$19,415,599	$155,385	3.18%
Savings	845,705	1,132	0.53%	874,530	1,043	0.47%
Time	3,002,252	31,242	4.13%	2,839,947	28,380	3.96%
Total interest-bearing deposits	24,297,327	209,849	3.43%	23,130,076	184,808	3.17%
Funds purchased and repurchase agreements	2,476,973	29,915	4.79%	2,699,027	32,748	4.81%
Other borrowings	7,120,963	99,542	5.55%	6,968,309	96,271	5.48%
Subordinated debentures	131,151	2,343	7.09%	131,151	2,321	7.02%
Total interest-bearing liabilities	34,026,414	341,649	3.98%	32,928,563	316,148	3.81%
Non-interest bearing demand deposits	9,378,886			10,157,821
Due on unsettled securities purchases	363,358			435,927
Other liabilities	1,008,035			891,675
Total equity	4,936,977			4,905,566
Total liabilities and equity	$49,713,670			$49,319,552
Tax-equivalent net interest revenue		$298,787	1.66%		$303,110	1.68%
Tax-equivalent net interest revenue to earning assets			2.64%			2.69%
Less tax-equivalent adjustment		2,112			2,214
Net interest revenue		296,675			300,896
Provision for credit losses		6,000			7,000
Other operating revenue		204,883			198,152
Other operating expense		384,083			324,313
Net income before taxes		111,475			167,735
Federal and state income taxes		28,953			33,256
Net income		82,522			134,479
Net income (loss) attributable to non-controlling interests		(53)			(16)
Net income attributable to BOK Financial Corp. shareholders		$82,575			$134,495
Earnings Per Average Common Share Equivalent:
Basic		$1.26			$2.04
Diluted		$1.26			$2.04
Yield calculations are shown on a tax equivalent basis at the statutory federal and state rates for the periods presented. The yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income and the unrealized gains and losses. The yield calculation also includes average loan balances for which the accrual of interest has been discontinued and are net of unearned income. Yield/rate calculations are generally based on the conventions that determine how interest income and expense is accrued

Table 4 - Quarterly Financial Summary (continued)
Consolidated Daily Average Balances, Average Yields and Rates

Three Months Ended
June 30, 2023			March 31, 2023			December 31, 2022
Average Balance	Revenue /Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate

$708,475	$9,552	5.41%	$616,596	$6,506	4.28%	$568,307	$5,822	4.06%
4,274,803	47,882	4.50%	3,031,969	34,073	4.52%	3,086,985	28,473	3.70%
2,408,122	8,659	1.44%	2,473,796	9,017	1.46%	2,535,305	9,223	1.46%
12,033,597	94,849	3.00%	11,738,693	89,112	2.87%	10,953,851	73,317	2.54%
245,469	3,116	5.07%	300,372	3,893	5.17%	92,012	931	4.40%
351,944	6,429	7.31%	316,724	5,808	7.34%	216,673	3,088	5.70%
72,959	1,092	5.85%	65,769	979	5.79%	98,613	1,390	5.56%
22,889,054	400,988	7.03%	22,476,247	369,626	6.67%	21,976,004	331,649	5.99%
(252,890)			(238,909)			(242,450)
22,636,164	400,988	7.10%	22,237,338	369,626	6.74%	21,733,554	331,649	6.06%
42,731,533	572,567	5.29%	40,781,257	519,014	5.06%	39,285,300	453,893	4.53%
163,903			177,312			194,996
5,012,671			5,023,899			5,729,322
$47,908,107			$45,982,468			$45,209,618

$18,368,592	$119,272	2.60%	$18,639,900	$87,936	1.91%	$18,898,315	$60,893	1.28%
926,882	490	0.21%	958,443	248	0.10%	969,275	205	0.08%
2,076,037	16,904	3.27%	1,477,720	7,090	1.95%	1,417,606	4,476	1.25%
21,371,511	136,666	2.56%	21,076,063	95,274	1.83%	21,285,196	65,574	1.22%
3,670,994	41,905	4.58%	1,759,237	14,450	3.33%	1,046,447	5,407	2.05%
5,275,291	67,316	5.12%	4,512,280	52,588	4.73%	2,523,195	25,961	4.08%
131,153	2,219	6.79%	131,166	2,069	6.40%	131,180	2,038	6.16%
30,448,949	248,106	3.27%	27,478,746	164,381	2.43%	24,986,018	98,980	1.57%
10,998,201			12,406,408			14,176,189
436,353			316,738			575,957
1,079,692			939,553			853,134
4,944,912			4,841,023			4,618,320
$47,908,107			$45,982,468			$45,209,618
	$324,461	2.02%		$354,633	2.63%		$354,913	2.96%
		3.00%			3.45%			3.54%
	2,200			2,285			2,287
	322,261			352,348			352,626
	17,000			16,000			15,000
	209,049			177,865			197,086
	318,673			305,812			318,456
	195,637			208,401			216,256
	44,001			45,905			47,864
	151,636			162,496			168,392
	328			128			(37)
	$151,308			$162,368			$168,429

	$2.27			$2.43			$2.51
	$2.27			$2.43			$2.51

Table 5 – Quarterly Volume/Rate Analysis
(In thousands)

	Three Months Ended
	Dec. 31, 2023 / Sep. 30, 2023
		Change Due To1
	Change	Volume	Yield / Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$(103)	$95	$(198)
Trading securities	3,712	(282)	3,994
Investment securities	(251)	(249)	(2)
Available for sale securities	6,318	1,469	4,849
Fair value option securities	(353)	(262)	(91)
Restricted equity securities	(106)	(193)	87
Residential mortgage loans held for sale	(198)	(256)	58
Loans	12,159	5,491	6,668
Total tax-equivalent interest revenue	21,178	5,813	15,365
Interest expense:
Transaction deposits	22,090	8,826	13,264
Savings deposits	89	(39)	128
Time deposits	2,862	1,633	1,229
Funds purchased and repurchase agreements	(2,833)	(2,695)	(138)
Other borrowings	3,271	2,075	1,196
Subordinated debentures	22	(1)	23
Total interest expense	25,501	9,799	15,702
Tax-equivalent net interest revenue	(4,323)	(3,986)	(337)
Change in tax-equivalent adjustment	(102)
Net interest revenue	$(4,221)
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

2023 Other Operating Revenue

Other operating revenue was $789.9 million for 2023, an increase of $146.7 million or 23% compared to 2022.

Table 6 – Other Operating Revenue
(Dollars in thousands)

	Year Ended December 31,		2023 vs. 2022	2023 vs. 2022	Year Ended December 31,	2022 vs. 2021	2022 vs. 2021
	2023	2022	Increase (Decrease)	% Increase (Decrease)	2021	Increase (Decrease)	% Increase (Decrease)
Brokerage and trading revenue	$240,610	$140,978	$99,632	71%	$112,989	$27,989	25%
Transaction card revenue	106,858	104,266	2,592	2%	96,983	7,283	8%
Fiduciary and asset management revenue	207,318	196,326	10,992	6%	178,274	18,052	10%
Deposit service charges and fees	108,514	110,636	(2,122)	(2)%	104,217	6,419	6%
Mortgage banking revenue	55,698	49,365	6,333	13%	105,896	(56,531)	(53)%
Other revenue	62,120	55,642	6,478	12%	69,950	(14,308)	(20)%
Total fees and commissions revenue	781,118	657,213	123,905	19%	668,309	(11,096)	(2)%
Other gains, net	56,795	123	56,672	N/A	63,742	(63,619)	N/A
Loss on derivatives, net	(9,921)	(73,011)	63,090	N/A	(19,378)	(53,633)	N/A
Loss on fair value option securities, net	(4,292)	(20,358)	16,066	N/A	(2,239)	(18,119)	N/A
Change in fair value of mortgage servicing rights	(3,115)	80,261	(83,376)	N/A	41,637	38,624	N/A
Gain (loss) on available for sale securities, net	(30,636)	(971)	(29,665)	N/A	3,704	(4,675)	N/A
Total other operating revenue	$789,949	$643,257	$146,692	23%	$755,775	$(112,518)	(15)%
Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 38% of combined net interest revenue before provision for credit losses and fees and commission revenue. We believe that a variety of fee revenue sources provides diversification to changes resulting from market or economic conditions such as interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. Many of these economic factors, such as decreasing interest rates, that we expect will result in a decline in net interest revenue or fiduciary and asset management revenue may also increase mortgage banking production volumes and related trading. The velocity of changes in market conditions and interest rates may result in timing differences between when offsetting impacts and benefits are realized. Generally, for operating revenues not as directly related to movement in interest rates, we expect growth to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and trading revenue, which includes revenues from trading, customer hedging, retail brokerage and investment banking, increased $99.6 million or 71% over the prior year.

Trading revenue includes net realized and unrealized gains and losses primarily related to sales of residential mortgage-backed securities guaranteed by U.S. government agencies and related derivative instruments that enable our mortgage banking customers to manage their production risk. Trading revenue also includes net realized and unrealized gains and losses on municipal securities and other financial instruments that we sell to institutional customers, along with changes in the fair value of financial instruments we hold as economic hedges against market risk of our trading securities. Trading revenue was $134.5 million for 2023, an increase of $114.2 million compared to 2022. Trading revenue was negatively affected by the disruption of the fixed income markets early in 2022. See additional discussion in "Lines of Business" section of Management's Discussion and Analysis.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 6 to the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Derivative contracts executed with customers are offset with contracts between selected counterparties and exchanges to minimize market risk from changes in commodity prices, interest rates or foreign exchange rates. Customer hedging revenue, which is largely volume driven, totaled $36.5 million for 2023, a decrease of $9.2 million or 20% compared to 2022 and was primarily attributed to our energy and interest rate derivative customers. Customer hedging revenue includes credit valuation adjustments of the fair value of derivatives to reflect the risk of counterparty default.

Investment banking, which includes fees earned upon completion of underwriting, financial advisory services and loan syndication fees, totaled $43.0 million for 2023, a decrease of $2.7 million or 6% compared to 2022, largely related to the timing and volume of transactions.

Revenue earned from retail brokerage transactions totaled $15.9 million for 2023, consistent with prior year. Retail brokerage revenue is primarily based on fees and commissions earned on sales of fixed income securities, annuities, mutual funds and other financial instruments to retail customers. Revenue is primarily based on the volume of customer transactions and applicable commission rate for each type of product.

Insurance brokerage fees were $10.7 million for 2023, a decrease of $2.2 million or 17% compared to 2022, reflecting lower revenue trends combined with the sale of this business in the fourth quarter of 2023.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of TransFund ATM locations and the number of merchants served. Transaction card revenue totaled $106.9 million for 2023, a $2.6 million or 2% increase over 2022. Revenues from the processing of transactions on behalf of the members of our TransFund EFT network totaled $89.5 million, up $4.9 million or 6% over 2022. The number of TransFund ATM locations totaled 2,713 at December 31, 2023 compared to 2,774 at December 31, 2022. Merchant services fees paid by customers for account management and electronic processing of card transactions totaled $9.2 million, a decrease of $3.2 million or 26%.

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

Fiduciary and asset management revenue increased $11.0 million or 6% compared to 2022, primarily due to increases in Cavanal Hill fund fees, mutual fund fees, and trust business line fees. During the height of the COVID-19 pandemic, we voluntarily waived certain administration fees on the Cavanal Hill money market funds in order to maintain positive yields on these funds in the low short-term interest rate environment. This practice subsided in 2022 with $3.1 million in fee waivers during 2022.

A distribution of assets under management or administration and related fiduciary and asset management revenue follows:

Table 7 – Assets Under Management or Administration
(Dollars in thousands)

	Year Ended December 31,
	2023			2022			2021
	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]
Managed fiduciary assets:
Personal	$10,951,951	$103,626	0.95%	$10,317,729	$107,325	1.04%	$12,739,289	$110,052	0.86%
Institutional	19,310,826	34,995	0.18%	17,229,041	33,482	0.19%	17,477,280	29,286	0.17%
Total managed fiduciary assets	30,262,777	138,621	0.46%	27,546,770	140,807	0.51%	30,216,569	139,338	0.46%

Non-managed assets:
Fiduciary	29,535,915	57,114	0.19%	28,513,725	43,220	0.15%	34,320,264	28,645	0.08%
Non-fiduciary	19,670,248	11,583	0.06%	19,467,202	12,299	0.06%	20,253,072	10,291	0.05%
Safekeeping and brokerage assets under administration	25,268,059	—	—%	24,207,343	—	—%	20,127,816	—	—%
Total non-managed assets	74,474,222	68,697	0.09%	72,188,270	55,519	0.08%	74,701,152	38,936	0.05%

Total assets under management or administration	$104,736,999	$207,318	0.20%	$99,735,040	$196,326	0.20%	$104,917,721	$178,274	0.17%
1    Assets under management or administration balance excludes certain assets under custody held by a sub-custodian where minimal revenue is recognized. $19 billion, $17 billion and $22 billion of such assets are excluded from the 2023, 2022 and 2021 assets under management or administration balances, respectively.
2    Fiduciary and asset management revenue includes asset-based and other fees associated with the assets.
3    Revenue divided by period-end balance.

A summary of changes in assets under management or administration for the year ended December 31, 2023, 2022, and 2021 follows:

Table 8 – Changes in Assets Under Management or Administration
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$99,735,040	$104,917,721	$91,592,247
Net inflows (outflows)	(3,105,170)	572,812	4,786,237
Net change in fair value	8,107,129	(5,755,493)	8,539,237
Ending balance	$104,736,999	$99,735,040	$104,917,721

Assets under management as of December 31, 2023 consist of 42% fixed income, 33% equities, 16% cash and 9% alternative investments. Net outflows from assets under management increased during 2023, largely due to larger disbursements related to retirement plans. The increase in fair value of $8.1 billion mainly resulted from improvements in the equity markets in 2023.

Deposit service charges and fees totaled $108.5 million for 2023, a $2.1 million or 2% decrease compared to 2022. Overdraft fees and non-sufficient fund fees earned primarily on consumer deposit accounts totaled $21.0 million for 2023, a decrease of $4.4 million or 17% compared to 2022. Changes were implemented in the fourth quarter of 2022 to eliminate non-sufficient funds fees and reduce consumer overdraft fees. Service charges earned primarily on commercial deposit accounts totaled $57.7 million, a $1.1 million or 2% increase over the previous year. Automated service charges totaled $6.3 million, a $1.1 million or 20% increase over 2022. Check card revenue totaled $23.5 million, relatively unchanged from 2022.

Mortgage banking revenue totaled $55.7 million for 2023, a $6.3 million or 13% increase over 2022. Mortgage servicing revenue was $61.0 million, a $9.8 million increase compared to the prior year. The average outstanding principal balance of mortgage loans serviced for others totaled $20.8 billion at December 31, 2023, a $2.9 billion increase compared to December 31, 2022. During 2023, we acquired $2.8 billion in unpaid principal balance of mortgage servicing rights. This, combined with purchases in 2022 of mortgage servicing rights with an unpaid principal balance of $3.8 billion, led to higher mortgage servicing revenue in 2023. Mortgage production losses were $5.3 million, increasing $3.5 million, largely related to qualifying residential mortgage loans guaranteed by U.S. government agencies previously in forbearance that have been resold into GNMA pools following the applicable performance period specified by the programs. Rising mortgage interest rates, low inventory, and home price affordability continued to place pressure on mortgage loan originations and margins in 2023. Production volume was down $399 million and production revenue as a percentage of production volume also decreased 64 basis points to (0.81)%. Mortgage refinancing activity was 9% of total production in 2023 compared to 24% in 2022.

Table 9 – Mortgage Banking Revenue
(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Mortgage production revenue	$(5,339)	$(1,838)	$60,712

Mortgage loans funded for sale	$666,391	$1,180,403	$2,818,789
Add: Current year end outstanding commitments	34,783	45,492	171,412
Less: Prior year end outstanding commitments	45,492	171,412	380,637
Total mortgage production volume	$655,682	$1,054,483	$2,609,564

Production revenue as a percentage of production volume	(0.81)%	(0.17)%	2.33%
Realized margin on funded mortgage loans	(0.75)%	0.63%	2.71%
Mortgage loan refinances to mortgage loans funded for sale	9%	24%	54%
Primary mortgage interest rates:
Average	6.79%	5.34%	2.96%
Period end	6.42%	6.41%	3.11%

Mortgage servicing revenue	$61,037	$51,203	$45,184
Average outstanding principal balance of mortgage loans serviced for others	20,779,627	17,871,306	15,404,548
Average mortgage servicing fee rates	0.29%	0.29%	0.29%

Primary rates disclosed in Table 9 above represent rates generally available to borrowers on 30 year conforming mortgage loans.

Other revenue totaled $62.1 million for 2023, an increase of $6.5 million or 12% compared to 2022, largely due to increased revenue on bank-owned life insurance and increased margin interest fees.

Other gains, net and net gains on securities and derivatives

Other gains, net increased $56.7 million compared to 2022. The fourth quarter of 2023 included a pre-tax $31.0 million gain, before related professional fees, on the sale of our insurance brokerage and consulting business, BOKF Insurance. We also recognized a $17.3 million increase in the value of deferred compensation investments, which are held to offset the cost of various employee benefit programs. The increase was principally due to improvements in the equity markets in 2023.

We also recognized a $30.6 million loss on the sale of available for sale securities in 2023.
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

Table 10 – Gain (Loss) on Mortgage Servicing Rights, Net of Economic Hedge
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Loss on mortgage hedge derivative contracts, net	$(10,514)	$(72,987)	$(19,632)
Loss on fair value option securities, net	(4,292)	(20,358)	(2,239)
Loss on economic hedge of mortgage servicing rights	(14,806)	(93,345)	(21,871)
Gain (loss) on change in fair value of mortgage servicing rights	(3,115)	80,261	41,637
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges included in other operating revenue	(17,921)	(13,084)	19,766
Net interest revenue (expense) on fair value option securities[1]	(258)	569	1,279
Total economic benefit (cost) of changes in the fair value of mortgage servicing rights, net of economic hedges	$(18,179)	$(12,515)	$21,045
1    Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Fourth Quarter 2023 Other Operating Revenue

Table 11 – Fourth Quarter 2023 Other Operating Revenue
(Dollars in thousands)

	Three Months Ended
	Dec. 31, 2023	Sep. 30, 2023	Increase (Decrease)	% Increase (Decrease)
Brokerage and trading revenue	$60,896	$62,312	$(1,416)	(2)%
Transaction card revenue	28,847	26,387	2,460	9%
Fiduciary and asset management revenue	51,408	52,256	(848)	(2)%
Deposit service charges and fees	27,770	27,676	94	—%
Mortgage banking revenue	12,834	13,356	(522)	(4)%
Other revenue	15,035	15,865	(830)	(5)%
Total fees and commissions revenue	196,790	197,852	(1,062)	(1)%
Other gains, net	40,452	1,474	38,978	N/A
Gain (loss) on derivatives, net	8,592	(9,010)	17,602	N/A
Gain (loss) on fair value option securities, net	1,031	(203)	1,234	N/A
Change in fair value of mortgage servicing rights	(14,356)	8,039	(22,395)	N/A
Loss on available for sale securities, net	(27,626)	—	(27,626)	N/A
Total other operating revenue	$204,883	$198,152	$6,731	3%

Other operating revenue was $204.9 million for the fourth quarter of 2023, a $6.7 million or 3% increase over the third quarter of 2023.

Brokerage and trading revenue decreased $1.4 million to $60.9 million. Investment banking revenue decreased $2.4 million to $11.5 million following a record third quarter from our Public and Corporate Finance group, which underwrites municipal bonds. Trading revenue grew $1.1 million to $35.5 million, largely related to our municipal bond trading activity. Insurance brokerage fees decreased $890 thousand to $1.8 million in conjunction with the sale of this business in the fourth quarter. Transaction card revenue grew $2.5 million to $28.8 million as a result of fourth quarter transaction activity. All other fee businesses performed consistently with the prior quarter.

Other gains, net, increased $39.0 million to $40.5 million. The fourth quarter included a $31.0 million pre-tax gain, before related professional fees, on the sale of our insurance brokerage and consulting business, BOKF Insurance. The value of our deferred compensation investments also increased $5.9 million versus a decline of $427 thousand in the prior quarter due to performance of the equity markets in the fourth quarter. We also recognized a $27.6 million loss on the sale of available for sale securities in the fourth quarter. The gain on sale received from the disposition of BOKF Insurance was used to reposition a small portion of our available for sale securities portfolio.

Other Operating Expense

2023 Other Operating Expense

Other operating expense for 2023 totaled $1.3 billion, a $168.4 million or 14% increase compared to the prior year. Personnel expense increased $95.7 million or 14%. Excluding the $43.8 million impact from the FDIC special assessment, non-personnel expense increased $28.9 million or 6% over the prior year.

Table 12 – Other Operating Expense
(Dollars in thousands)

	Year Ended December 31,		2023 vs. 2022	2023 vs. 2022	Year Ended December 31,	2022 vs. 2021	2022 vs. 2021
	2023	2022	Increase (Decrease)	% Increase (Decrease)	2021	Increase (Decrease)	% Increase (Decrease)
Regular compensation	$439,987	$399,107	$40,880	10%	$384,808	$14,299	4%
Incentive compensation:
Cash-based compensation	196,368	172,595	23,773	14%	187,974	(15,379)	(8)%
Share-based compensation	15,358	9,565	5,793	61%	13,246	(3,681)	(28)%
Deferred compensation	9,818	(6,235)	16,053	N/A	9,789	(16,024)	N/A
Total incentive compensation	221,544	175,925	45,619	26%	211,009	(35,084)	(17)%
Employee benefits	105,079	95,886	9,193	10%	99,565	(3,679)	(4)%
Total personnel expense	766,610	670,918	95,692	14%	695,382	(24,464)	(4)%
Business promotion	31,796	26,435	5,361	20%	16,289	10,146	62%
Charitable contributions to BOKF Foundation	2,707	2,500	207	8%	9,000	(6,500)	(72)%
Professional fees and services	55,337	56,342	(1,005)	(2)%	50,906	5,436	11%
Net occupancy and equipment	121,502	116,867	4,635	4%	108,587	8,280	8%
FDIC and other insurance	30,780	17,994	12,786	71%	15,881	2,113	13%
FDIC special assessment	43,773	—	43,773	100%	—	—	—%
Data processing & communications	181,365	165,907	15,458	9%	151,614	14,293	9%
Printing, postage and supplies	15,225	15,857	(632)	(4)%	14,218	1,639	12%
Amortization of intangible assets	13,882	15,692	(1,810)	(12)%	18,311	(2,619)	(14)%
Mortgage banking costs	30,524	35,834	(5,310)	(15)%	42,698	(6,864)	(16)%
Other expense	39,380	40,134	(754)	(2)%	54,822	(14,688)	(27)%
Total other operating expense	$1,332,881	$1,164,480	$168,401	14%	$1,177,708	$(13,228)	(1)%

Average number of employees (full-time equivalent)	4,877	4,759	118	2%	4,816	(57)	(1)%

Personnel expense

Personnel expense was $766.6 million in 2023, including $9.8 million in deferred compensation expense. Deferred compensation expense increased $16.1 million as the deferred compensation liabilities mirror the performance of the deferred compensation investments, which increased due to performance of the equity markets in 2023. Excluding deferred compensation costs, personnel expense increased $79.6 million. Regular compensation increased $40.9 million or 10% due to a combination of annual merit increases commencing in the first quarter, salary adjustments and business expansion. Cash-based incentive compensation plans, which are either intended to provide current rewards to employees who generate long-term business opportunities for the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions, increased $23.8 million or 14% compared to 2022, primarily related to higher loan and trading volumes. Changes in assumptions of certain performance-based equity awards led to a $5.8 million or 61% increase in share-based compensation expense. Employee benefits expense increased $9.2 million or 10%. The prior year included a $3.5 million decrease related to the termination of the Pension Plan. The remaining increase is primarily related to higher payroll tax expense and retirement plan costs.

Non-personnel expense

Excluding the FDIC special assessment, non-personnel expense was $52.5 million, an increase of $28.9 million or 6% over the prior year.

Data processing and communications expense increased $15.5 million or 9%, largely affected by on-going technology project costs. Insurance expense increased $12.8 million or 71% due to higher ongoing assessment costs. On October 18, 2022, the FDIC finalized a rule that increased the initial base deposit insurance assessment rates by 2 basis points beginning with the first quarterly assessment period of 2023. Higher travel and advertising costs driven largely by business expansion led to a $5.4 million or 20% increase in business promotion expense. Occupancy and equipment expense was also up $4.6 million or 4%, primarily driven by the retirement of certain ATMs as we upgrade our network.

Mortgage banking costs decreased $5.3 million or 15%, primarily due to a decrease in prepayments.

Fourth Quarter 2023 Operating Expenses

Table 13 – Fourth Quarter 2023 Other Operating Expense
(Dollars in thousands)

	Three Months Ended
	Dec. 31, 2023	Sep. 30, 2023	Increase (Decrease)	% Increase (Decrease)
Regular compensation	$114,435	$111,237	$3,198	3%
Incentive compensation:
Cash-based compensation	55,163	51,139	4,024	8%
Share-based compensation	2,046	3,489	(1,443)	(41)%
Deferred compensation	5,363	60	5,303	N/A
Total incentive compensation	62,572	54,688	7,884	14%
Employee benefits	26,015	24,866	1,149	5%
Total personnel expense	203,022	190,791	12,231	6%
Business promotion	8,629	6,958	1,671	24%
Charitable contributions to BOKF Foundation	1,542	23	1,519	N/A
Professional fees and services	16,288	13,224	3,064	23%
Net occupancy and equipment	30,355	32,583	(2,228)	(7)%
Insurance	8,495	7,996	499	6%
FDIC special assessment	43,773	—	43,773	100%
Data processing & communications	45,584	45,672	(88)	—%
Printing, postage and supplies	3,844	3,760	84	2%
Amortization of intangible assets	3,543	3,474	69	2%
Mortgage banking costs	8,085	8,357	(272)	(3)%
Other expense	10,923	11,475	(552)	(5)%
Total other operating expense	$384,083	$324,313	$59,770	18%

Other operating expense for the fourth quarter of 2023 totaled $384.1 million, an increase of $59.8 million or 18% over the third quarter of 2023, primarily driven by the $43.8 million FDIC special assessment.

Personnel expense was $203.0 million, including $5.4 million of deferred compensation expense. Excluding deferred compensation costs, personnel expense increased $6.9 million or 4% over the prior quarter. Regular compensation increased $3.2 million or 3%, primarily due to compensation related to business expansion and transaction related employee costs on the BOKF Insurance sale. Higher sales activity led to a $4.0 million or 8% increase in cash based incentive compensation. Employee benefits expense increased $1.1 million or 5%, primarily due to seasonal employee healthcare costs.

Excluding the FDIC special assessment, non-personnel expense was $137.3 million, an increase of $3.8 million or 3%. A $3.1 million or 23% increase in professional fees and services was largely attributable to fees associated with the sale of BOKF Insurance. The fourth quarter of 2023 included a $1.5 million charitable donation to the BOKF Foundation as we continue to focus on the communities we serve. Occupancy and equipment costs decreased $2.2 million driven by the retirement of certain ATMs in the third quarter.
Income Taxes

Income tax expense was $152.1 million or 22.3% of net income before taxes for 2023 and $139.9 million or 21.2% of net income before taxes for 2022.

Net deferred tax assets totaled $269.6 million at December 31, 2023 compared to net deferred tax assets of $321.3 million at December 31, 2022. We have evaluated the recoverability of our deferred tax assets based on the generation of future taxable income during the periods in which those temporary differences become deductible and determined that no valuation allowance was required in 2023 or 2022.

Income tax expense was $29.0 million or 26.0% of net income before taxes for the fourth quarter of 2023 compared to $33.3 million or 19.8% of net income before taxes for the third quarter of 2023. The fourth quarter of 2023 included an acceleration of $3.1 million of tax expense as a result of exiting three low income housing tax credit investments.
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

Net interest income in our lines of business reflects our internal funds transfer pricing methodology. The funds transfer pricing methodology is the process by which the Company allocates interest income and expense to the lines of business and transfers the primary interest rate risk and liquidity risk to the Funds Management unit. The funds transfer pricing methodology considers the interest rate and liquidity risk characteristics of assets and liabilities. Periodically, the methodology and assumptions utilized in transfer pricing are adjusted to reflect economic conditions and other factors, which may impact the allocation of net interest income to the lines of business.

As a result of the rising interest rate environment that began in 2022 and continued into 2023, the cost of funds for assets and the credits earned for liabilities have generally increased, impacting the business lines' net interest revenue. During the period ended December 31, 2023, this has resulted in a higher cost of funds for loans and contributed to margin expansion on deposits.

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

As shown in Table 14 following, net income attributable to our lines of business increased $528.1 million or 92% compared to the prior year. Net interest revenue grew by $599.4 million over the prior year, primarily due to an increase in the spread on deposits. Net charge-offs decreased $3.7 million compared to the prior year. Other operating revenue increased $173.4 million. primarily due to growth in brokerage and trading revenues as the prior year was negatively affected by the disruption in the fixed income markets. The current year included the sale of BOKF Insurance that resulted in a $31.0 million pre-tax gain. Other operating expense increased $66.6 million with a $46.3 million increase in personnel expense and $20.3 million increase in non-personnel expense. The decrease in net income attributed to Funds Management and other is largely due to the full year impact of increased deposit credit rates to the business units from the Funding Center as market rates were rising, which exceeded the pace of rate increases the business lines passed through to their deposit products.

Table 14 – Net Income by Line of Business
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Commercial Banking	$664,461	$461,536	$326,513
Consumer Banking	221,590	5,889	27,643
Wealth Management	215,483	106,020	113,246
Subtotal	1,101,534	573,445	467,402
Funds Management and other	(570,788)	(53,172)	150,719
Total	$530,746	$520,273	$618,121

2023 Commercial Banking

Commercial Banking contributed $664.5 million to consolidated net income in 2023, an increase of $202.9 million or 44% compared to the prior year.

Table 15 – Commercial Banking
(In thousands)

	Year Ended December 31,		2023 vs. 2022	2023 vs. 2022	Year Ended December 31,	2022 vs. 2021	2022 vs. 2021
	2023	2022	Increase (Decrease)	% Increase (Decrease)	2021	Increase (Decrease)	% Increase (Decrease)
Net interest revenue from external sources	$1,179,336	$818,213	$361,123	44%	$606,902	$211,311	35%
Net interest expense from internal sources	(146,965)	(73,764)	(73,201)	(99)%	(71,167)	(2,597)	(4)%
Total net interest revenue	1,032,371	744,449	287,922	39%	535,735	208,714	39%
Net loans charged off	13,967	17,726	(3,759)	(21)%	31,128	(13,402)	(43)%
Net interest revenue after net loans charged off	1,018,404	726,723	291,681	40%	504,607	222,116	44%

Fees and commissions revenue	234,334	233,873	461	—%	227,081	6,792	3%
Other gains, net	11,891	7,721	4,170	N/A	35,321	(27,600)	N/A
Other operating revenue	246,225	241,594	4,631	2%	262,402	(20,808)	(8)%

Personnel expense	189,430	173,309	16,121	9%	166,940	6,369	4%
Non-personnel expense	123,364	115,934	7,430	6%	112,631	3,303	3%
Other operating expense	312,794	289,243	23,551	8%	279,571	9,672	3%

Net direct contribution	951,835	679,074	272,761	40%	487,438	191,636	39%
Gain on financial instruments, net	378	1	377	N/A	154	(153)	N/A
Gain (loss) on repossessed assets, net	398	(1,903)	2,301	N/A	13,001	(14,904)	N/A
Corporate expense allocations	74,976	67,278	7,698	11%	54,146	13,132	24%
Income before taxes	877,635	609,894	267,741	44%	446,447	163,447	37%
Federal and state income taxes	213,174	148,358	64,816	44%	119,934	28,424	24%
Net income	$664,461	$461,536	$202,925	44%	$326,513	$135,023	41%

Average assets	$28,630,716	$29,084,957	$(454,241)	(2)%	$28,536,881	$548,076	2%
Average loans	19,374,791	17,553,398	1,821,393	10%	16,853,006	700,392	4%
Average deposits	15,311,654	18,323,412	(3,011,758)	(16)%	17,659,695	663,717	4%
Average invested capital	2,182,622	2,057,560	125,062	6%	2,082,488	(24,928)	(1)%
Net interest revenue and fee revenue increased $287.9 million or 39%, primarily due to an increase in the spread on deposits combined with loan growth. Net loans charged off decreased $3.8 million to $14.0 million in 2023.

Fees and commissions revenue was consistent with the prior year. Growth in other revenue of $6.1 million and transaction card revenue of $2.3 million was completely offset by decreases in underwriting fees and customer hedging revenue.

Operating expense increased $23.6 million or 8% over 2022. Personnel expense increased $16.1 million or 9%, reflecting a combination of annual merit increases and salary adjustments, along with increased incentive compensation costs associated with growth in loans. Non-personnel expense increased $7.4 million or 6%, driven primarily by ongoing technology projects, retirement of certain ATMs and increased insurance assessment costs. Corporate expense allocations increased $7.7 million or 11% compared to the prior year due to growth in lending activity.

The average outstanding balance of loans attributed to Commercial Banking increased $1.8 billion or 10% over 2022 to $19.4 billion. See the Loans section of Management's Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans, which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking were $15.3 billion for 2023, a $3.0 billion or 16% decrease compared to the prior year. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital for further discussion of this change.

Fourth Quarter 2023 Commercial Banking

Table 16 - Commercial Banking - Fourth Quarter 2023
(Dollars in thousands)

	Three Months Ended
	Dec. 31, 2023	Sep. 30, 2023	Increase (Decrease)	% Increase (Decrease)
Net interest revenue from external sources	$293,073	$298,293	$(5,220)	(2)%
Net interest expense from internal sources	(42,422)	(43,829)	1,407	3%
Total net interest revenue	250,651	254,464	(3,813)	(1)%
Net loans charged off	2,987	4,904	(1,917)	(39)%
Net interest revenue after net loans charged off	247,664	249,560	(1,896)	(1)%

Fees and commissions revenue	60,937	57,858	3,079	5%
Other gains, net	462	1,295	(833)	N/A
Other operating revenue	61,399	59,153	2,246	4%

Personnel expense	51,805	48,823	2,982	6%
Non-personnel expense	28,625	32,928	(4,303)	(13)%
Other operating expense	80,430	81,751	(1,321)	(2)%

Net direct contribution	228,633	226,962	1,671	1%
Gain (loss) on financial instruments, net	216	(11)	227	N/A
Loss on repossessed assets, net	(601)	(268)	(333)	N/A
Corporate expense allocations	18,020	17,834	186	1%
Income before taxes	210,228	208,849	1,379	1%
Federal and state income taxes	51,182	50,919	263	1%
Net income	$159,046	$157,930	$1,116	1%

Average assets	$29,324,296	$28,849,597	$474,699	2%
Average loans	19,928,574	19,645,259	283,315	1%
Average deposits	15,471,827	15,098,038	373,789	2%
Average invested capital	2,187,780	2,178,908	8,872	—%

Commercial Banking contributed $159.0 million to consolidated net income in the fourth quarter of 2023, an increase of $1.1 million over the third quarter of 2023. Net interest revenue decreased $3.8 million resulting from a shift in deposit balances from demand to interest-bearing transaction accounts. Fees and commissions revenue increased $3.1 million, primarily driven by growth in transaction card revenue. Net loans charged off decreased $1.9 million to $3.0 million in the fourth quarter of 2023. Personnel expense increased $3.0 million led by increases in cash-based incentive compensation and regular compensation. Non-personnel expense decreased $4.3 million as the prior quarter included the retirement of certain ATMs.

2023 Consumer Banking

Consumer Banking services are provided through four primary distribution channels: traditional branches, the 24-hour ExpressBank call center, internet banking and mobile banking. Consumer Banking also conducts mortgage banking activities through offices located outside our Consumer Banking markets.

Net income attributed to Consumer Banking totaled $221.6 million for 2023 compared to $5.9 million in the prior year.

Table 17 – Consumer Banking
(In thousands)

	Year Ended December 31,		2023 vs. 2022	2023 vs. 2022	Year Ended December 31,	2022 vs. 2021	2022 vs. 2021
	2023	2022	Increase (Decrease)	% Increase (Decrease)	2021	Increase (Decrease)	% Increase (Decrease)
Net interest revenue from external sources	$59,985	$69,646	$(9,661)	(14)%	$67,856	$1,790	3%
Net interest revenue from internal sources	389,791	88,603	301,188	340%	35,671	52,932	148%
Total net interest revenue	449,776	158,249	291,527	184%	103,527	54,722	53%
Net loans charged off	5,157	5,260	(103)	(2)%	4,009	1,251	31%
Net interest revenue after net loans charged off	444,619	152,989	291,630	191%	99,518	53,471	54%

Fees and commissions revenue	123,732	121,926	1,806	1%	173,364	(51,438)	(30)%
Other losses, net	(54)	(107)	53	N/A	(23)	(84)	N/A
Other operating revenue	123,678	121,819	1,859	2%	173,341	(51,522)	(30)%

Personnel expense	89,472	87,183	2,289	3%	85,989	1,194	1%
Other non-personnel expense	122,642	122,027	615	1%	123,607	(1,580)	(1)%
Total other operating expense	212,114	209,210	2,904	1%	209,596	(386)	—%

Net direct contribution	356,183	65,598	290,585	443%	63,263	2,335	4%
Loss on financial instruments, net	(14,806)	(93,346)	78,540	N/A	(21,871)	(71,475)	N/A
Change in fair value of mortgage servicing rights	(3,115)	80,261	(83,376)	N/A	41,637	38,624	N/A
Gain on repossessed assets, net	36	139	(103)	N/A	85	54	N/A
Corporate expense allocations	48,565	44,965	3,600	8%	46,010	(1,045)	(2)%
Net income before taxes	289,733	7,687	282,046	3669%	37,104	(29,417)	(79)%
Federal and state income taxes	68,143	1,798	66,345	3690%	9,461	(7,663)	(81)%
Net income	$221,590	$5,889	$215,701	3663%	$27,643	$(21,754)	(79)%

Average assets	$9,561,512	$10,230,437	$(668,925)	(7)%	$10,029,687	$200,750	2%
Average loans	1,800,320	1,688,697	111,623	7%	1,769,384	(80,687)	(5)%
Average deposits	8,014,159	8,763,046	(748,887)	(9)%	8,439,577	323,469	4%
Average invested capital	285,997	250,546	35,451	14%	250,554	(8)	—%

Net interest revenue from Consumer Banking activities increased by $291.5 million or 184% compared to 2022, largely due to an increase in the spread on deposits sold to our Funds Management unit.

Fees and commissions revenue increased $1.8 million or 1% compared to the prior year. Mortgage banking revenue increased $6.7 million, primarily due to growth in mortgage servicing revenue driven by recent purchases of mortgage servicing rights, partially offset by a decline in mortgage production volumes due to a combination of factors largely attributed to reduced mortgage loan production volume combined with narrowing margins. Mortgage production volume decreased $399 million or 38% and production revenue as a percentage of production volume, which includes unrealized gains and losses on our mortgage commitment pipeline and related hedges, decreased 64 basis points to (0.81)%. Deposit service charges and fees decreased $3.7 million as non-sufficient funds fees were eliminated and consumer overdraft fees were reduced in the fourth quarter of 2022.

Operating expense increased $2.9 million or 1% led by higher regular compensation. Corporate expense allocations increased $3.6 million or 8% compared to the prior year.

Average loans attributed to Consumer Banking increased $112 million or 7% to $1.8 billion. Average consumer deposits declined $749 million or 9% to $8.0 billion. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital for further discussion of the changes.

The net cost of the change in fair value of mortgage servicing rights and related economic hedges, as more fully presented in Table 10, was $18.2 million for 2023 compared to a net cost of $12.5 million in 2022.

Fourth Quarter 2023 Consumer Banking

Table 18 - Consumer Banking - Fourth Quarter 2023
(Dollars in thousands)

	Three Months Ended
	Dec. 31, 2023	Sep. 30, 2023	Increase (Decrease)	% Increase (Decrease)
Net interest revenue from external sources	$9,625	$11,386	$(1,761)	(15)%
Net interest revenue from internal sources	104,771	101,222	3,549	4%
Total net interest revenue	114,396	112,608	1,788	2%
Net loans charged off (recovered)	1,443	1,402	41	(3)%
Net interest revenue after net loans charged off	112,953	111,206	1,747	2%

Fees and commissions revenue	30,075	30,715	(640)	(2)%
Other gains, net	—	1	(1)	N/A
Other operating revenue	30,075	30,716	(641)	(2)%

Personnel expense	23,051	22,591	460	2%
Non-personnel expense	32,028	31,906	122	—%
Other operating expense	55,079	54,497	582	1%

Net direct contribution	87,949	87,425	524	1%
Gain (loss) on financial instruments, net	9,307	(9,183)	18,490	N/A
Change in fair value of mortgage servicing rights	(14,356)	8,039	(22,395)	N/A
Gain on repossessed assets, net	11	11	—	N/A
Corporate expense allocations	12,705	11,920	785	7%
Income before taxes	70,206	74,372	(4,166)	(6)%
Federal and state income taxes	16,511	17,491	(980)	(6)%
Net income	$53,695	$56,881	$(3,186)	(6)%

Average assets	$9,342,840	$9,379,478	$(36,638)	—%
Average loans	1,877,303	1,812,606	64,697	4%
Average deposits	7,890,032	7,936,186	(46,154)	(1)%
Average invested capital	291,705	285,325	6,380	2%

Consumer Banking contributed $53.7 million to net income in the fourth quarter of 2023, a decrease of $3.2 million compared to the third quarter of 2023. The net cost of changes in the fair value of mortgage servicing rights and related economic hedges was $5.2 million compared to $1.3 million for the third quarter of 2023. Net interest revenue increased $1.8 million, mainly due to an increase in the funds credit on deposit balances. Fees and commissions revenue and operating expense were consistent with the prior quarter.

2023 Wealth Management

Wealth Management contributed $215.5 million to consolidated net income in 2023, an increase of $109.5 million or 103% compared to the prior year. The current year included a pre-tax gain of $31.0 million, before related professional fees, on the sale of our insurance brokerage and consulting business, BOKF Insurance.

Table 19 – Wealth Management
(In thousands)

	Year Ended December 31,		2023 vs. 2022	2023 vs. 2022	Year Ended December 31,	2022 vs. 2021	2022 vs. 2021
	2023	2022	Increase (Decrease)	% Increase (Decrease)	2021	Increase (Decrease)	% Increase (Decrease)
Net interest revenue from external sources	$39,198	$155,974	$(116,776)	(75)%	$214,458	$(58,484)	(27)%
Net interest revenue (expense) from internal sources	142,340	5,623	136,717	2431%	(386)	6,009	(1557)%
Total net interest revenue	181,538	161,597	19,941	12%	214,072	(52,475)	(25)%
Net loans recovered	(50)	(175)	125	71%	(223)	48	(22)%
Net interest revenue after net loans recovered	181,588	161,772	19,816	12%	214,295	(52,523)	(25)%

Fees and commissions revenue	475,447	339,538	135,909	40%	298,765	40,773	14%
Other gains (losses), net	31,000	(37)	31,037	N/A	197	(234)	N/A
Other operating revenue	506,447	339,501	166,946	49%	298,962	40,539	14%

Personnel expense	251,644	223,718	27,926	12%	234,031	(10,313)	(4)%
Other non-personnel expense	100,896	88,659	12,237	14%	86,695	1,964	2%
Other operating expense	352,540	312,377	40,163	13%	320,726	(8,349)	(3)%

Net direct contribution	335,495	188,896	146,599	78%	192,531	(3,635)	(2)%
Gain on financial instruments, net	—	4	(4)	N/A	—	4	N/A
Corporate expense allocations	53,463	50,241	3,222	6%	40,341	9,900	25%
Net income before taxes	282,032	138,659	143,373	103%	152,190	(13,531)	(9)%
Federal and state income tax	66,549	32,639	33,910	104%	38,944	(6,305)	(16)%
Net income	$215,483	$106,020	$109,463	103%	$113,246	$(7,226)	(6)%

Average assets	$13,570,153	$16,209,684	$(2,639,531)	(16)%	$19,425,475	$(3,215,791)	(17)%
Average loans	2,201,614	2,166,231	35,383	2%	1,981,159	185,072	9%
Average deposits	7,739,490	8,491,377	(751,887)	(9)%	9,426,771	(935,394)	(10)%
Average invested capital	333,157	279,939	53,218	19%	310,627	(30,688)	(10)%

Combined net interest revenue and fees and commission revenue attributed to the Wealth Management segment totaled $657.0 million for 2023, an increase of $155.9 million, primarily driven by an increase in the spread on deposits combined with growth in brokerage and trading revenues. The prior year was negatively affected by the disruption in the fixed income markets. Fiduciary and asset management revenue increased $10.8 million led by higher Cavanal Hill fund fees, mutual fund fees, and trust business line fees. Other revenue increased $8.9 million, largely due to higher derivative margin use fees.

Average Wealth Management loans grew by $35 million or 2% to $2.2 billion. Average deposits attributed to Wealth Management decreased $752 million or 9% to $7.7 billion in 2023.

Operating expense increased $40.2 million or 13% over the prior year. Personnel expense increased $27.9 million or 12% due to a combination of higher trading volumes and business expansion. Non-personnel expense increased $12.2 million or 14% due to increased professional fees and services from the sale of BOKF Insurance combined with higher data processing and communications expense from ongoing technology projects. Corporate expense allocations increased $3.2 million or 6% over the prior year.

Fourth Quarter 2023 Wealth Management

Table 20 - Wealth Management - Fourth Quarter 2023
(Dollars in thousands)

	Three Months Ended
	Dec. 31, 2023	Sep. 30, 2023	Increase (Decrease)	% Increase (Decrease)
Net interest revenue from external sources	$6,221	$7,622	$(1,401)	(18)%
Net interest revenue from internal sources	35,422	28,815	6,607	23%
Total net interest revenue	41,643	36,437	5,206	14%
Net loans charged off	10	9	1	11%
Net interest revenue after net loans recovered	41,633	36,428	5,205	14%

Fees and commissions revenue	119,872	123,614	(3,742)	(3)%
Other gains, net	31,007	—	31,007	N/A
Other operating revenue	150,879	123,614	27,265	22%

Personnel expense	66,151	63,706	2,445	4%
Non-personnel expense	30,124	25,661	4,463	17%
Other operating expense	96,275	89,367	6,908	8%

Net direct contribution	96,237	70,675	25,562	36%
Corporate expense allocations	14,198	14,331	(133)	(1)%
Income before taxes	82,039	56,344	25,695	46%
Federal and state income taxes	19,349	13,315	6,034	45%
Net income	$62,690	$43,029	$19,661	46%

Average assets	$14,879,450	$14,740,641	$138,809	1%
Average loans	2,154,416	2,219,829	(65,413)	(3)%
Average deposits	8,085,643	7,886,962	198,681	3%
Average invested capital	333,179	329,856	3,323	1%

Wealth Management contributed $62.7 million to net income in the fourth quarter of 2023, an increase of $19.7 million compared to the third quarter of 2023. The fourth quarter included a pre-tax gain of $31.0 million, before related professional fees, on the sale of BOKF Insurance. Combined net interest and fee revenue totaled $161.5 million, an increase of $1.5 million. Total revenue from institutional trading activities increased $4.1 million due to favorable market opportunities, largely related to our municipal bond trading activity. Investment banking revenue decreased $3.3 million following a record third quarter from our Public and Corporate Finance group. Operating expense increased $6.9 million. Personnel expense increased $2.4 million due to increased cash-based incentive compensation driven by growth in trading activities and transaction related employee costs on the BOKF Insurance sale. Non-personnel expense increased $4.5 million with $2.5 million in professional fees directly related to the sale of BOKF Insurance and the remainder primarily resulting from settlement of certain disputed matters.

Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the Consolidated Financial Statements for the composition of the securities portfolio as of December 31, 2023 and December 31, 2022.

We hold an inventory of trading securities in support of sales to a variety of customers including banks, corporations, insurance companies, money managers and others. Trading securities totaled $5.2 billion at December 31, 2023, an increase of $729 million compared to December 31, 2022. As discussed in the Market Risk section of this report, trading activities involve risk of loss from adverse price movements. We mitigate this risk within board-approved value-at-risk limits through the use of derivative contracts, short-sales and other techniques.

At December 31, 2023, the carrying value of investment (held-to-maturity) securities was $2.2 billion, including a $336 thousand allowance for expected credit losses, compared to $2.5 billion at December 31, 2022 with a $558 thousand allowance for expected credit losses. The fair value of investment securities was $2.1 billion at December 31, 2023 and $2.3 billion at December 31, 2022. Investment securities consist primarily of residential mortgage-backed securities issued by U.S. government agencies, intermediate and long-term, fixed rate Oklahoma and Texas municipal bonds, and taxable Texas school construction bonds. The investment security portfolio is diversified among issuers. During the second quarter of 2022, the Company transferred certain U.S. government agency mortgage-backed securities from the available for sale portfolio to the investment securities portfolio to limit the effect of future rate increases on the tangible common equity ratio. No gains or losses were recognized in the Consolidated Statements of Earnings at the time of the transfer. At the time of transfer, the fair value totaled $2.4 billion, amortized cost totaled $2.7 billion and the pretax unrealized loss totaled $268 million. Transfers of debt securities into the investment securities portfolio are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in Accumulated Other Comprehensive Income and in the carrying value of the investment securities portfolio. Such amounts are amortized over the estimated remaining lives of the securities as an adjustment to yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as Accumulated Other Comprehensive Income in shareholders’ equity. At December 31, 2023, the fair value of available for sale securities was $12.3 billion, an increase of $793 million compared to December 31, 2022. The amortized cost of available for sale securities totaled $12.9 billion at December 31, 2023, an increase of $544 million compared to December 31, 2022. Available for sale securities consist primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Both residential and commercial mortgage-backed securities have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies for which the principal and interest payments on the underlying loans are fully guaranteed. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans. At December 31, 2023, residential mortgage-backed securities represented 62% of total fair value of available for sale securities.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the effective duration of the combined residential mortgage-backed securities portfolio held in investment and available for sale securities portfolios at December 31, 2023 is 3.4 years. Management estimates the combined portfolios' duration extends to 3.8 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 2.5 years assuming a 200 basis point decline in the current rate environment.

The aggregate gross amount of unrealized losses on available for sale securities totaled $669 million at December 31, 2023, a $225 million decrease compared to December 31, 2022. On a quarterly basis, we perform an evaluation on debt securities to determine if the unrealized losses are temporary as more fully described in Note 2 to the Consolidated Financial Statements. No credit impairment of available for sale securities was identified in 2023.

Certain residential mortgage-backed securities issued by U.S. government agencies and included in Fair value option securities on the Consolidated Balance Sheets have been segregated and designated as economic hedges of changes in the fair value of our mortgage servicing rights. We have elected to carry these securities at fair value with changes in fair value recognized in current period income. These securities are held with the intent that gains or losses will offset changes in the fair value of mortgage servicing rights and related derivative contracts. Fair value option securities totaled $21 million, a decrease of $276 million compared to 2022. See Market Risk section for further details.

At December 31, 2023, we hold 252,233 non-transferable Class B-1 (formerly class B) shares of Visa, Inc. in connection with a restructuring and public offering by Visa U.S.A. As a member of Visa U.S.A., we received the Class B shares based on our interest in Visa U.S.A. On September 13, 2023, Visa, Inc. announced its intent to engage with common stockholders on a potential proposal that would result in the release of certain transfer restrictions on a portion of Visa Class B-1 common stock. The proposal was approved by a majority of voting common stockholders on January 23, 2024. As approved, the proposal is expected to provide us the option to convert up to 50% of our Class B-1 shares to Visa Class C shares and subsequently to freely transferable Visa Class A common shares. The details regarding the exchange process are undetermined as of February 21, 2024. The per share closing price of a Visa Class A common share was $260.35 at December 31, 2023. In light of uncertainties associated with certain ongoing litigation matters involving Visa and the timing and outcome of the aforementioned proposal, the ultimate impact of this gain contingency is unknown.
Bank-Owned Life Insurance

We have approximately $410 million of bank-owned life insurance at December 31, 2023. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $314 million is held in separate accounts and $96 million represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap which protects against changes in the fair value of the investments. As of December 31, 2023, the fair value of investments held in separate accounts covered by the stable value wrap was approximately $289 million. Since the underlying fair value of the investments held in separate accounts at December 31, 2023 was below the net book value of the investments, $22 million of cash surrender value was supported by the stable value wrap. The remaining $2 million of fair value held in separate accounts is not supported by the stable value wrap. Future rate increases may cause write-downs in the current period. The stable value wrap is provided by an investment grade financial institution.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $23.9 billion at December 31, 2023, an increase of $1.3 billion compared to December 31, 2022, driven by growth in commercial loans, commercial real estate loans and loans to individuals.

Table 21 – Loans
(In thousands)

	December 31,
	2023	2022
Commercial:
Healthcare	$4,143,233	$3,845,017
Services	3,576,223	3,431,521
Energy	3,437,101	3,424,790
General business	3,647,212	3,511,171
Total commercial	14,803,769	14,212,499

Commercial real estate:
Multifamily	1,872,760	1,212,883
Industrial	1,475,165	1,221,501
Office	909,442	1,053,331
Retail	592,632	620,518
Residential construction and land development	95,052	95,684
Other commercial real estate	392,596	402,860
Total commercial real estate	5,337,647	4,606,777

Loans to individuals:
Residential mortgage	2,160,640	1,890,784
Residential mortgage guaranteed by U.S. government agencies	149,807	245,940
Personal	1,453,105	1,601,150
Total loans to individuals	3,763,552	3,737,874

Total	$23,904,968	$22,557,150

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

Commercial loans totaled $14.8 billion or 62% of the loan portfolio at December 31, 2023, increasing $591 million or 4% compared to December 31, 2022, led by growth in healthcare loan balances, with services, general business and energy loans also increasing.

Approximately 70% of commercial loans are located within our geographic footprint, based on collateral location. Loans for which the collateral location is less relevant, such as unsecured loans and reserve-based energy loans, are categorized by the borrower's primary operating location. The largest concentration of loans in this segment outside of our footprint is California, totaling 5% of the segment.

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

Outstanding energy loans totaled $3.4 billion or 14% of total loans at December 31, 2023. Approximately $2.7 billion or 78% of energy loans were to oil and gas producers, largely unchanged compared to December 31, 2022. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. Approximately 69% of the committed production loans are secured by properties primarily producing oil and 31% of the committed production loans are secured by properties primarily producing natural gas.

Loans to midstream oil and gas companies totaled $551 million or 16% of energy loans, a decrease of $24 million compared to the prior year. Loans to borrowers that provide services to the energy industry totaled $182 million or 5% of energy loans, a $25 million increase during 2023. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales, totaled $47 million or 1% of energy loans, a $20 million increase over the prior year.

Unfunded energy loan commitments were $4.5 billion at December 31, 2023, up $687 million over December 31, 2022. Utilization levels remain low, providing ample capacity for growth from our current customer base.

The healthcare sector of the loan portfolio totaled $4.1 billion or 17% of total loans. Healthcare loans increased $298 million over December 31, 2022, primarily due to growth in loans to senior housing and other medical practices. Healthcare sector loans consist primarily of loans for the development and operation of senior housing and care facilities including independent living, assisted living and skilled nursing. Generally, we loan to borrowers with a portfolio of multiple facilities that serves to help diversify risks specific to a single facility.

The services sector of the loan portfolio increased $145 million to $3.6 billion or 15% of total loans. Service sector loans consist of a large number of loans to a variety of businesses including Native American tribal and state and local municipal government entities, Native American tribal casino operations, educational services, foundations and not-for-profit organizations and specialty trade contractors. Approximately $1.6 billion of the services category is made up of loans with individual balances of less than $10 million. Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

General business loans increased $136 million to $3.6 billion or 15% of total loans. General business loans primarily consist of $2.2 billion of wholesale/retail loans and $1.4 billion of loans from other commercial industries.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $100 million and with three or more non-affiliated banks as participants. At December 31, 2023, the outstanding principal balance of these loans totaled $5.7 billion, including $2.5 billion in the energy sector. Based on dollars committed, approximately 79% of shared national credits are to borrowers with local market relationships and we serve as the agent lender in approximately 22% of our shared national credits. We hold shared national credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

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

The outstanding balance of commercial real estate loans totaled $5.3 billion or 22% of the loan portfolio, an increase of $731 million over December 31, 2022. Loans secured by multifamily real estate totaled $1.9 billion or 8% of total loans, a $660 million increase over the prior year. Loans secured by industrial facilities were $1.5 billion or 6% of total loans, a $254 million increase over the prior year. Loans secured by office facilities decreased $144 million to $909 million or 4% of total loans. Loans secured by retail facilities decreased $28 million to $593 million or 2% of total loans.

Approximately 66% of commercial real estate loans are in our geographic footprint based on collateral location. The largest concentration of loans in this segment outside our footprint is Utah, totaling 9% of the segment. All other states represent less than 5% individually.

Unfunded commercial real estate loan commitments were $1.8 billion at December 31, 2023, a $1.3 billion decrease compared to the prior year. We take a disciplined approach to managing our concentration of total commercial real estate loan commitments as a percentage of Tier 1 Capital. We have ample opportunity for continued modest growth in our outstanding commercial real estate balances as loans fund up.
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

In general, we sell the majority of our conforming fixed rate mortgage loan originations in the secondary market and retain the majority of our non-conforming and adjustable rate mortgage loans. Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market. Home equity loans are primarily first-lien and fully amortizing.

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

Loans to individuals totaled $3.8 billion or 16% of the loan portfolio, growing $26 million over December 31, 2022. Approximately 91% of loans to individuals are secured by collateral located within our geographical footprint. Loans for which the collateral location is less relevant, such as unsecured loans, are categorized by the borrower’s primary operating location.

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Company are centrally managed by the Oklahoma market.

Table 22 – Loans Managed by Primary Geographical Market
(In thousands)

	December 31,
	2023	2022
Texas:
Commercial	$7,384,107	$6,878,618
Commercial real estate	1,987,037	1,555,508
Loans to individuals	914,134	982,700
Total Texas	10,285,278	9,416,826

Oklahoma:
Commercial	3,275,907	3,382,577
Commercial real estate	606,515	582,109
Loans to individuals	2,147,782	2,077,124
Total Oklahoma	6,030,204	6,041,810

Colorado:
Commercial	2,273,179	2,149,199
Commercial real estate	769,329	613,912
Loans to individuals	228,257	241,902
Total Colorado	3,270,765	3,005,013

Arizona:
Commercial	1,143,682	1,124,289
Commercial real estate	1,003,331	860,947
Loans to individuals	248,873	229,872
Total Arizona	2,395,886	2,215,108

Kansas/Missouri:
Commercial	331,179	310,715
Commercial real estate	511,947	479,968
Loans to individuals	144,958	131,307
Total Kansas/Missouri	988,084	921,990

New Mexico:
Commercial	291,736	263,349
Commercial real estate	389,106	417,008
Loans to individuals	67,485	67,163
Total New Mexico	748,327	747,520

Arkansas:
Commercial	103,979	103,752
Commercial real estate	70,382	97,325
Loans to individuals	12,063	7,806
Total Arkansas	186,424	208,883

Total BOK Financial loans	$23,904,968	$22,557,150

Table 23 – Loan Maturity and Interest Rate Sensitivity at December 31, 2023
(In thousands)

		Remaining Maturities of Selected Loans
	Total	Within 1 Year	1-5 Years	5 - 15 Years	After 15 Years
Loan maturity:
Commercial	$14,803,769	$3,008,401	$9,820,829	$1,895,537	$79,002
Commercial real estate	5,337,647	2,229,303	2,857,824	233,925	16,595
Loans to individuals	3,763,552	651,718	1,004,315	524,789	1,582,730
Total	$23,904,968	$5,889,422	$13,682,968	$2,654,251	$1,678,327
Interest rate sensitivity for selected loans with:
Predetermined interest rates	$6,688,861	$542,790	$2,771,028	$2,077,614	$1,297,429
Floating or adjustable interest rates	17,216,107	5,346,632	10,911,940	576,637	380,898
Total	$23,904,968	$5,889,422	$13,682,968	$2,654,251	$1,678,327
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

Table 24 – Off-Balance Sheet Credit Commitments
(In thousands)

	December 31,
	2023	2022
Loan commitments	$14,793,025	$15,424,431
Standby letters of credit	710,543	740,039
Unpaid principal balance of residential mortgage loans sold with recourse	39,333	44,742
Unpaid principal balance of residential mortgage loans transferred into mortgage-backed securities guaranteed by U.S. Dept. of Veteran's Affairs	959,256	1,005,368

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

Derivative contracts are carried at fair value. At December 31, 2023, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $593 million compared to $1.0 billion at December 31, 2022. Derivative contracts carried as assets include energy contracts with fair values of $437 million, interest rate swaps primarily sold to loan customers with fair values of $102 million and foreign exchange contracts with fair values of $54 million. Before consideration of cash margin paid to counterparties, the aggregate net fair values of derivative contracts held under these programs reported as liabilities totaled $587 million.

At December 31, 2023, total derivative assets were reduced by $265 million of cash collateral received from counterparties, and total derivative liabilities were reduced by $6.4 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement. Derivative contracts executed with customers may be secured by non-cash collateral in conjunction with a credit agreement with that customer such as proven producing oil and gas properties. Access to this collateral in the event of default is reasonably assured.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 6 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at December 31, 2023 follows in Table 25.

Table 25 – Fair Value of Derivative Contracts
(In thousands)

Exchanges and clearing organizations	$236,373
Customers	51,774
Banks and other financial institutions	40,022
Fair value of customer hedge asset derivative contracts, net	$91,796

The largest exposure to a single counterparty was to an exchange for $186 million of net derivative positions, net of cash collateral, at December 31, 2023.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices down to an equivalent of $54.72 per barrel of oil would decrease the fair value of derivative assets by $11 million with lending customers comprising the bulk of the assets. An increase in prices up to the equivalent of $88.58 per barrel of oil would increase the fair value of derivative assets by $397 million. Liquidity requirements of this program are also affected by our credit rating. A decrease in our credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $10 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of December 31, 2023, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.

Summary of Credit Loss Experience

Table 26 – Summary of Credit Loss Experience
(In thousands)

	Year Ended
	Dec. 31, 2023	Dec. 31, 2022
Allowance for loan losses:
Beginning balance	$235,704	$256,421
Loans charged off	(27,316)	(28,746)
Recoveries of loans previously charged off	9,217	7,601
Net loans charged off	(18,099)	(21,145)
Provision for credit losses	59,518	428
Ending balance	$277,123	$235,704

Accrual for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$60,919	32,977
Provision for credit losses	(11,942)	27,942
Ending balance	$48,977	$60,919

Accrual for off-balance sheet credit risk associated with mortgage banking activities:
Beginning balance	$4,904	$3,382
Net loans charged off	(58)	(105)
Provision for credit losses	(1,354)	1,627
Ending balance	$3,492	$4,904

Allowance for credit losses related to held-to-maturity (investment) securities:
Beginning balance	$558	$555
Provision for credit losses	(222)	3
Ending balance	$336	$558

Total provision for credit losses	$46,000	$30,000

Average loans by portfolio segment :
Commercial	$14,320,970	$13,407,297
Commercial real estate	5,163,569	4,345,783
Loans to individuals	3,640,810	3,526,107
Net charge-offs (annualized) to average loans	0.08%	0.10%
Net charge-offs (annualized) to average loans by portfolio segment:
Commercial	0.07%	0.13%
Commercial real estate	0.10%	—%
Loans to individuals	0.09%	0.10%
Recoveries to gross charge-offs	33.74%	26.44%
Provision for loan losses (annualized) to average loans	0.26%	—%
Allowance for loan losses to loans outstanding at period-end	1.16%	1.04%
Accrual for unfunded loan commitments to loan commitments	0.33%	0.39%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period-end	1.36%	1.31%

Allowance for Loan Losses and Accrual for Off-Balance Sheet Credit Risk from Unfunded Loan Commitments
Expected credit losses on assets carried at amortized cost are recognized over their expected lives based on models that measure the probability of default and loss given default over a 12-month reasonable and supportable forecast period. Models incorporate base case, downside, and upside macroeconomic variables such as real GDP growth, civilian unemployment rate and WTI oil prices on a probability weighted basis. See Note 4 to the Consolidated Financial Statements for additional discussion of methodology of allowance for loan losses.

A $46.0 million provision for credit losses was recorded for the year ended December 31, 2023, primarily due to loan growth and changes in our economic forecast during the year, including a more challenging commercial real estate environment.
Non-pass grade loans, which include loans especially mentioned, accruing substandard and nonaccruing loans, increased $132 million to $453 million at December 31, 2023. Non-pass grade loans were composed primarily of $174 million or 4% of commercial healthcare loans, $124 million or 3% of commercial general business loans, $49 million or 1% of energy loans, $38 million or 1% of commercial services loans, $36 million or 1% of loans to individuals and $33 million or 1% of commercial real estate loans. A summary of outstanding loan balances by risk grade is included in Note 4 to the Consolidated Financial Statements.
The provision for credit losses of $6.0 million in the fourth quarter of 2023 reflects a stable economic environment, continued loan growth and the impact of net charge-offs for the quarter.
At December 31, 2023, the allowance for loan losses totaled $277 million or 1.16% of outstanding loans. Excluding residential mortgage loans guaranteed by U.S. government agencies, the allowance for loan losses was 204% of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $326 million or 1.36% of outstanding loans and 240% of nonaccruing loans at December 31, 2023.

A $30.0 million provision for credit losses was recorded for the year ended December 31, 2022 primarily due to strong growth in loans and loan commitments, partially offset by improvement in credit quality metrics. The uncertainty in our economic forecast increased resulting in an increase in the probability weighting of the downside scenario. In addition, some key economic factors were less favorable to growth across all scenarios.

At December 31, 2022, the allowance for loan losses was $236 million or 1.04% of outstanding loans. Excluding loans guaranteed by U.S. government agencies, the allowance for loan losses was 221% of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $297 million or 1.31% of outstanding loans and 278% of nonaccruing loans.

A summary of macroeconomic variables considered in developing our estimate of expected credit losses at December 31, 2023 follows:

	Base	Downside	Upside
Scenario probability weighting	50%	35%	15%
Economic outlook
Geopolitical conflicts remain isolated.
The federal funds rate target range of 5.25% to 5.50% is held flat for the forecast horizon. Core inflation continues to improve from the previous peaks and reaches 2.6% by the fourth quarter of 2024.
Job openings revert to more normalized levels, and overall hiring levels decline causing the national unemployment rate to modestly increase over the next four quarters. Inflation pressures ease and help stabilize household income. A restrictive credit environment slows economic activity and results in below-trend GDP growth.

Geopolitical conflicts remain isolated.

The Federal Reserve is forced to adopt an accomodative monetary policy and cut the federal funds rate significantly to encourage economic activity and job creation to help limit the depth of a recession. In total, there are ten rate cuts in 2024 bringing the target range to 2.75% to 3.00% by the fourth quarter of 2024.

Tight monetary conditions result in declines in consumer spending while a restrictive credit environment decreases private sector investment. This pushes the United States into a recession with a contraction in economic activity and a sharp increase in the unemployment rate.
Geopolitical conflicts remain isolated.

There is one federal funds rate cut in each quarter of 2024, bringing the target range to 4.25% to 4.50% by the fourth quarter of 2024. Core inflation continues to improve from the previous peaks and reaches 2.3% by the fourth quarter of 2024.

			Labor force participants continue to re-enter the job market to help fill the elevated level of job openings. This increase in employment helps real household income continue to grow above its pre-pandemic trend. This supports consumer spending and maintains GDP growth consistent with pre-pandemic levels.
Macro-economic factors
–GDP is forecasted to grow by 1.6% over the next 12 months.
–Civilian unemployment rate of 3.9% in the first quarter of 2024 increasing to 4.2% by the fourth quarter of 2024.
–WTI oil prices are projected to generally follow the NYMEX forward curve that existed at the end of December 2023 and are expected to average $71.34 per barrel over the next 12 months.

–GDP is forecasted to contract 1.8% over the next 12 months.
–Civilian unemployment rate of 4.7% in the first quarter of 2024 worsens to 6.1% by the fourth quarter of 2024.
–WTI oil prices are projected to average $54.46 per barrel over the next twelve months, with a peak of $62.44 in the first quarter of 2024 and falling 22% over the following three quarters.

–GDP is forecasted to grow by 1.9% over the next 12 months.
–Civilian unemployment rate of 3.8% in the first quarter of 2024 increases slightly to 4.0% by the fourth quarter of 2024.
–WTI oil prices are projected to average $74.75 per barrel over the next 12 months.

Net Loans Charged Off

In 2023, net loans charged off totaled $18 million or 0.08%, down from $21 million or 0.10% of average loans in 2022.

In 2023, net charge-offs of commercial loans were $9.7 million, primarily related to a single services borrower and a single general business borrower in the wholesale/retail sector. Net commercial real estate loan charge-offs were $5.1 million primarily related to a single office loan. Net loan charge-offs of loans to individuals were $3.4 million. Net charge-offs of loans to individuals include deposit account overdraft losses.

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

Table 27 - Nonperforming Assets
(Dollars in thousands)

	December 31,
	2023	2022
Nonaccruing loans:
Commercial
Healthcare	$81,529	$41,034
Energy	17,843	1,399
Services	3,616	16,228
General business	7,143	1,636
Total commercial	110,131	60,297

Commercial real estate	7,320	16,570

Loans to individuals
Residential mortgage	18,056	29,791
Residential mortgage guaranteed by U.S. government agencies	9,709	15,005
Personal	253	134
Total loans to individuals	28,018	44,930
Total nonaccruing loans	145,469	121,797
Accruing renegotiated loans guaranteed by U.S. government agencies[1]	—	163,535
Real estate and other repossessed assets	2,875	14,304
Total nonperforming assets	$148,344	$299,636
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$138,635	$121,096

Allowance for loan losses to nonaccruing loans[2]	204.13%	220.71%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to nonaccruing loans[2]	240.20%	277.76%
Nonperforming assets to outstanding loans and repossessed assets	0.62%	1.33%
Nonperforming assets to outstanding loans and repossessed assets[2]	0.58%	0.54%
Nonaccruing loans to outstanding loans	0.61%	0.54%
Nonaccruing commercial loans to outstanding commercial loans	0.74%	0.42%
Nonaccruing commercial real estate loans to outstanding commercial real estate loans	0.14%	0.36%
Nonaccruing loans to individuals to outstanding loans to individuals[2]	0.51%	0.86%
Accruing loans 90 days or more past due[2]	$170	$510
1     The Company adopted FASB Accounting Standards Update No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates designation of these loans as troubled debt restructurings effective January 1, 2023.
2     Excludes residential mortgages guaranteed by U.S. government agencies.

Excluding loans guaranteed by U.S. government agencies, nonperforming assets increased $18 million compared to December 31, 2022, primarily due to a $40 million increase in nonaccruing healthcare loans and a $16 million increase in nonaccruing energy loans. These increases were partially offset by a $13 million decrease in nonaccruing service sector loans, a $12 million decrease in nonaccruing residential real estate mortgage loans and a $9.3 million decrease in nonaccruing commercial real estate loans. Newly identified nonaccruing loans totaled $119 million, offset by $51 million in payments, $27 million of charge-offs, $12 million of loans returning to accrual status and $4.6 million in foreclosures of loans guaranteed by U.S. government agencies. The Company generally retains nonperforming assets to maximize potential recovery, which may cause future nonperforming assets to decrease more slowly.

A rollforward of nonperforming assets for the years ended December 31, 2023 and December 31, 2022 follows in Table 28.

Table 28 – Rollforward of Nonperforming Assets
(In thousands)

	Year Ended December 31, 2023
	Nonaccruing Loans
	Commercial	Commercial Real Estate	Loan to Individuals	Total	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, December 31, 2022	$60,297	$16,570	$44,930	$121,797	$163,535	$14,304	$299,636
Change in accounting standard	—	—	—	—	(163,535)	—	(163,535)
Additions	95,586	7,459	15,789	118,834	—	—	118,834
Payments	(32,296)	(8,263)	(10,887)	(51,446)	—	—	(51,446)
Charge-offs	(12,898)	(8,446)	(5,972)	(27,316)	—	—	(27,316)
Net gains (losses) and write-downs	—	—	—	—	—	622	622
Foreclosure of nonaccruing loans	—	—	(787)	(787)	—	787	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(4,634)	(4,634)	—	—	(4,634)
Proceeds from sales	—	—	—	—	—	(12,838)	(12,838)
Net transfers to nonaccruing loans	—	—	662	662	—	—	662
Return to accrual status	(558)	—	(11,083)	(11,641)	—	—	(11,641)
Other, net	—	—	—	—	—	—	—
Balance, December 31, 2023	$110,131	$7,320	$28,018	$145,469	$—	$2,875	$148,344

	Year Ended December 31, 2022
	Nonaccruing Loans
	Commercial	Commercial Real Estate	Loan to Individuals	Total	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, December 31, 2021	$74,104	$14,262	$45,693	$134,059	$210,618	$24,589	$369,266
Additions	58,822	20,683	17,372	96,877	38,644	—	135,521
Payments	(42,484)	(944)	(12,049)	(55,477)	(6,382)	—	(61,859)
Charge-offs	(22,382)	(269)	(6,095)	(28,746)	—	—	(28,746)
Net gains (losses) and write-downs	—	—	—	—	—	(1,194)	(1,194)
Foreclosure of nonaccruing loans	(7,960)	(3,956)	(410)	(12,326)	—	12,326	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(4,929)	(4,929)	(3,431)	—	(8,360)
Proceeds from sales	—	—	—	—	(71,520)	(21,417)	(92,937)
Net transfers to nonaccruing loans	—	—	5,774	5,774	(5,774)	—	—
Return to accrual status	197	(13,206)	(426)	(13,435)	—	—	(13,435)
Other, net	—	—	—	—	1,380	—	1,380
Balance, December 31, 2022	$60,297	$16,570	$44,930	$121,797	$163,535	$14,304	$299,636

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

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets totaled $2.9 million at December 31, 2023, composed primarily of $2.1 million of developed commercial real estate. Real estate and other repossessed assets decreased $11 million compared to December 31, 2022, primarily related to the sale of developed commercial real estate and oil and gas properties.
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

Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks, provide adequate liquidity to meet our operating needs. Based on the average balances for 2023, approximately 69% of our funding was provided by deposit accounts, 18% from borrowed funds, less than 1% from long-term subordinated debt and 10% from equity. The loan to deposit ratio increased to 70% at December 31, 2023 from 65% at December 31, 2022, and continues to provide significant on-balance sheet liquidity to meet future loan demand and contractual obligations. BOK Financial, similar to the banking industry as a whole, saw deposits continue to decline in 2023 as customers redeployed capital and moved to other off-balance sheet alternatives seeking higher yields in the rising interest rate environment.

Subsidiary Bank

Deposits and borrowed funds are the primary sources of liquidity for BOKF, NA the wholly owned subsidiary bank of BOK Financial. We compete for retail and commercial deposits by offering a broad range of products and services and focusing on customer convenience. Retail deposit growth is supported through personal and small business checking, online bill paying services, mobile banking services, an extensive network of branch locations and ATMs and our ExpressBank call center. Commercial deposit growth is supported by offering treasury management and lockbox services. We also acquire brokered deposits when the cost of funds is advantageous to other funding sources.

Table 29 - Average Deposits by Line of Business
(In thousands)

	Year Ended December 31,
	2023	2022
Commercial Banking	$15,311,654	$18,323,412
Consumer Banking	8,014,159	8,763,046
Wealth Management	7,739,490	8,491,377
Subtotal	31,065,303	35,577,835
Funds Management and other	2,139,531	2,273,446
Total	$33,204,834	$37,851,281

Average deposits for 2023 totaled $33.2 billion, a decrease of $4.6 billion compared to the prior year. Demand deposits decreased $4.2 billion while interest-bearing transaction deposit account balances decreased $1.3 billion. Average time deposits increased $908 million.

Average deposits attributed to Commercial Banking were $15.3 billion for 2023, a $3.0 billion or 16% decrease compared to 2022. Demand deposit balances decreased $3.4 billion or 36% and time deposit balances decreased $83 million or 28%. Interest-bearing transaction account balances increased $521 million or 6%. Our Commercial deposit portfolio is highly diversified across industries and customers. The highest concentration by industry within our commercial deposit portfolio is with our energy customers representing 7% of our total average deposits.

Average Consumer Banking deposit balances decreased $749 million or 9% compared to the prior year. Average interest-bearing transaction account balances decreased $630 million or 15%. Average demand deposit account balances decreased by $245 million or 8% while savings deposits decreased $63 million or 7%. Time deposit balances increased $189 million or 28%.

Average Wealth Management deposit balances decreased by $752 million or 9% compared to the prior year. Interest-bearing transaction balances decreased $632 million or 10%. Non-interest-bearing demand deposits decreased $482 million or 30% and time deposit balances were up $366 million or 78%.

Total brokered deposits represented 2% of total average deposits in 2023. Average interest-bearing transaction accounts for 2023 included $336 million of brokered deposits, a $499 million decrease compared to 2022. Average time deposits included $460 million of brokered deposits for 2023, a $409 million increase over 2022.

The distribution of our period end deposit account balances among principal markets follows in Table 30.

Table 30 - Period End Deposits by Principal Market Area
(In thousands)

	December 31,
	2023	2022
Oklahoma:
Demand	$3,586,091	$4,585,963
Interest-bearing:
Transaction	10,929,704	9,475,528
Savings	500,313	555,407
Time	1,984,336	794,002
Total interest-bearing	13,414,353	10,824,937
Total Oklahoma	17,000,444	15,410,900

Texas:
Demand	2,306,334	3,873,759
Interest-bearing:
Transaction	5,035,856	4,878,482
Savings	155,652	178,356
Time	492,753	356,538
Total interest-bearing	5,684,261	5,413,376
Total Texas	7,990,595	9,287,135

Colorado:
Demand	1,633,672	2,462,891
Interest-bearing:
Transaction	1,921,605	2,123,218
Savings	67,646	77,961
Time	201,393	135,043
Total interest-bearing	2,190,644	2,336,222
Total Colorado	3,824,316	4,799,113

New Mexico:
Demand	794,467	1,141,958
Interest-bearing:
Transaction	886,089	691,915
Savings	95,453	112,430
Time	258,195	133,625
Total interest-bearing	1,239,737	937,970
Total New Mexico	2,034,204	2,079,928

	December 31,
	2023	2022
Arizona:
Demand	524,167	844,327
Interest-bearing:
Transaction	1,174,715	739,628
Savings	11,636	16,496
Time	41,884	24,846
Total interest-bearing	1,228,235	780,970
Total Arizona	1,752,402	1,625,297

Kansas/Missouri:
Demand	326,496	436,259
Interest-bearing:
Transaction	966,166	694,163
Savings	13,821	20,678
Time	23,955	12,963
Total interest-bearing	1,003,942	727,804
Total Kansas/Missouri	1,330,438	1,164,063

Arkansas:
Demand	25,266	50,180
Interest-bearing:
Transaction	49,966	56,181
Savings	2,564	3,083
Time	9,506	4,825
Total interest-bearing	62,036	64,089
Total Arkansas	87,302	114,269
Total BOK Financial deposits	$34,019,701	$34,480,705

Estimated uninsured deposits totaled $18.7 billion or 55% of total deposits at December 31, 2023 and $21.3 billion or 62% of total deposits at December 31, 2022. In addition to insured deposits, we also hold $4.6 billion of collateralized deposits. Municipalities, Native American tribal governments and certain trust-related deposits are all required to be collateralized. Excluding the impact of collateralized deposits and deposits related to consolidated subsidiaries, our uninsured and uncollateralized deposit level is $12.9 billion or 38% of total deposits at December 31, 2023. The portion of time deposits in excess of the FDIC limit, as applied without regard to other deposit balances held by the depositor, were $465 million at December 31, 2023 and $373 million at December 31, 2022.

In addition to deposits, liquidity for the subsidiary bank is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan Banks from across the country. The largest source of wholesale federal funds purchased totaled $250 million at December 31, 2023. There were no wholesale federal funds purchased outstanding at December 31, 2022. Securities repurchase agreements generally mature within 90 days and are secured by certain trading or available for sale securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $5.9 billion during 2023 and $1.6 billion during 2022. Increased borrowings from the Federal Home Loan Bank were primarily related to higher average total assets and slightly lower average deposit balances.

At December 31, 2023, management estimates a total potential secured borrowing capacity of approximately $23.1 billion. This includes current available secured capacity of $18.3 billion from the use of programs available to U.S. banks from the Federal Home Loan Banks and Federal Reserve Banks and an estimated $4.8 billion of other sources that could be converted into additional secured capacity.
BOKF, NA also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold in GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors.
See Note 9 to the Consolidated Financial Statements for a summary of other borrowings.
Parent Company and Other Non-Bank Subsidiaries

The primary sources of liquidity for BOK Financial are cash on hand and dividends from the subsidiary bank. Cash and cash equivalents totaled $204 million at December 31, 2023. Dividends from the subsidiary bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At December 31, 2023, based on the most restrictive limitations as well as management’s internal capital policy, BOKF, NA could declare up to $405 million of dividends without regulatory approval. Dividend constraints may be alleviated through increases in retained earnings, capital issuances or changes in risk weighted assets. Future losses or increases in required regulatory capital could also affect its ability to pay dividends to the parent company.

As a result of the acquisition of CoBiz Financial, we obtained $60 million of subordinated debt issued in June 2015 that will mature on June 25, 2030. This debt bears interest at the rate of 5.625% through June 25, 2025 and thereafter, the notes will bear an annual floating rate equal to 3-month SOFR plus 317 basis points and a 26 basis point tenor adjustment. We also acquired $72 million of junior subordinated debentures. Interest is based on spreads over 3-month SOFR ranging from 145 basis points to 295 basis points with a tenor adjustment of 26 basis points and mature September 17, 2033 through September 30, 2035. The junior subordinated debentures are subject to early redemption prior to maturity.

Shareholders' equity at December 31, 2023 was $5.1 billion, an increase of $460 million compared to December 31, 2022. Net income less cash dividends paid increased equity $387 million during 2023. Changes in interest rates resulted in an accumulated other comprehensive loss of $599 million at December 31, 2023, compared to an accumulated comprehensive loss of $837 million at December 31, 2022. We also repurchased $177 million of common shares during 2023. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On November 1, 2022, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock, subject to market conditions, securities laws and other regulatory compliance limitations. As of December 31, 2023, the Company had repurchased 2,428,214 shares under this authorization. The Company repurchased 2,113,808 shares during 2023 at an average price of $82.85 per share, net of the 1% excise tax on share purchases. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.

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

A summary of minimum capital requirements and other performance ratios follows for BOK Financial on a consolidated basis in Table 31.

Table 31 – Capital and Performance Ratios

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer

				December 31,
				2023	2022
Capital:
Common equity Tier 1	4.50%	2.50%	7.00%	12.06%	11.69%
Tier 1 capital	6.00%	2.50%	8.50%	12.07%	11.71%
Total capital	8.00%	2.50%	10.50%	13.16%	12.67%
Tier 1 Leverage	4.00%	N/A	4.00%	9.45%	9.91%
Average total equity to average assets				10.17%	10.24%
Tangible common equity ratio[1]				8.29%	7.63%
Adjusted tangible common equity ratio[1]				8.02%	7.36%

Performance Ratios:
Return on average equity				10.82%	10.81%
Return on average tangible common equity[1]				14.00%	14.12%
1 See Explanation and Reconciliation of Non-GAAP Measures following.

In March 2020, in response to the impact on the financial markets by the COVID-19 pandemic, the banking agencies issued an interim final rule permitting banking organizations that implement CECL the option to delay for two years an estimate of the CECL methodology's effect on regulatory capital, followed by a three-year transition period. The estimate includes the implementation date adjustment as of January 1, 2020 plus an estimate of the impact of the change for a two year period following implementation of CECL. We elected to delay the regulatory capital impact of the transition in accordance with the interim final rule. Deferral of the impact of CECL added 6 basis points to the Company's Common equity Tier 1 capital at December 31, 2023.

Non-GAAP Measures

In this report we may sometimes use non-GAAP financial measures. Please note that although non-GAAP financial measures provide useful insight to analysts, investors and regulators, they should not be considered in isolation or relied upon as a substitute for analysis using GAAP measures.

Table 32 provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 32 – Non-GAAP Measures
(Dollars in thousands)

	December 31,
	2023	2022
Reconciliation of tangible common equity ratio and adjusted tangible common equity ratio:
Total shareholders' equity	$5,142,442	$4,682,649
Less: Goodwill and intangible assets, net	1,104,728	1,120,880
Tangible common equity	4,037,714	3,561,769
Add: Unrealized gain (loss) on investment securities, net	(171,903)	(167,477)
Add: Tax effect on unrealized gain (loss) on investment securities, net	40,430	39,196
Adjusted tangible common equity	$3,906,241	$3,433,488

Total assets	$49,824,830	$47,790,642
Less: Goodwill and intangible assets, net	1,104,728	1,120,880
Tangible assets	$48,720,102	$46,669,762

Tangible common equity ratio	8.29%	7.63%
Adjusted tangible common equity ratio	8.02%	7.36%

Reconciliation of return on average tangible common equity:
Total average shareholders' equity	$4,903,998	$4,812,677
Less: Average goodwill and intangible assets, net	1,113,701	1,128,469
Average tangible common equity	$3,790,297	$3,684,208

Net Income	$530,746	$520,273

Return on average tangible common equity	14.00%	14.12%

Reconciliation of pre-provision net revenue:
Net income before taxes	$683,248	$660,157
Add: Provision for expected credit losses	46,000	30,000
Less: Net income attributable to non-controlling interests	387	20
Pre-provision net revenue	$728,861	$690,137

	December 31,
	2023	2022
Calculation of efficiency ratio and efficiency ratio excluding adjustments:
Total other operating expense	$1,332,881	$1,164,480
Less: Amortization of intangible assets	13,882	15,692
Adjusted total other operating expense	1,318,999	1,148,788
Less: FDIC special assessment	43,773	—
Less: Expenses related to sale of BOKF Insurance	3,436	—
Adjusted total other operating expense excluding adjustments	$1,271,790	$1,148,788

Net interest revenue	$1,272,180	$1,211,380
Tax-equivalent adjustment	8,811	8,463
Tax-equivalent net interest revenue	1,280,991	1,219,843
Total other operating revenue	789,949	643,257
Less: Gain (loss) on available for sale securities, net	(30,636)	(971)
Adjusted revenue	2,101,576	1,864,071
Less: Gain on sale of BOKF Insurance	31,007	—
Adjusted revenue excluding adjustments	$2,070,569	$1,864,071

Efficiency ratio	62.76%	61.63%
Efficiency ratio excluding adjustments	61.42%	61.63%

Information on net interest revenue and net interest margin excluding trading activities:
Net interest revenue	$1,272,180	$1,211,380
Less: Trading activities net interest revenue	(14,202)	53,855
Net interest revenue excluding trading activities	1,286,382	1,157,525
Tax-equivalent adjustment	8,811	8,463
Tax-equivalent net interest revenue excluding trading activities	$1,295,193	$1,165,988

Average interest-earning assets	$42,975,672	$40,079,096
Less: Average trading activities interest-earning assets	4,559,012	4,723,130
Average interest-earning assets excluding trading activities	$38,416,660	$35,355,966

Net interest margin on average interest-earning assets	2.93%	2.98%
Net interest margin on average trading activities interest-earning assets	(0.31)%	1.05%
Net interest margin on average interest-earning assets excluding trading activities	3.31%	3.26%

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

Recently Issued Accounting Standards

See Note 1 to the Consolidated Financial Statements for disclosure of newly adopted and pending accounting standards.

Forward-Looking Statements

This 10-K contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about BOK Financial, the financial services industry, the economy generally and the related responses of the government, consumers, and others, on our business, financial condition and results of operations. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "plans," "projects," "will," "intends," variations of such words and similar expressions are intended to identify such forward-looking statements. Management judgments relating to and discussion of the provision and allowance for credit losses, allowance for uncertain tax positions, accruals for loss contingencies and valuation of mortgage servicing rights involve judgments as to expected events and are inherently forward-looking statements. Assessments that acquisitions and growth endeavors will be profitable are necessary statements of belief as to the outcome of future events based in part on information provided by others which BOK Financial has not independently verified. These various forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions which are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what is expected, implied or forecasted in such forward-looking statements. Internal and external factors that might cause such a difference include, but are not limited to changes in commodity prices, interest rates and interest rate relationships, inflation, demand for products and services, the degree of competition by traditional and nontraditional competitors, changes in banking regulations, tax laws, prices, levies and assessments, the impact of technological advances, and trends in customer behavior as well as their ability to repay loans. BOK Financial and its affiliates undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

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

Interest Rate Risk – Other than Trading

As previously noted in the Net Interest Revenue section of this report, management has implemented strategies to manage the Company’s balance sheet exposure to changes in interest rates over a twelve-month period within established policy limits. The effectiveness of these strategies in managing the overall interest rate risk is evaluated through the use of an asset/liability model. BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest revenue. A simulation model is used to estimate the effect of changes in interest rates on our performance across multiple interest rate scenarios. Our current internal policy limit for net interest revenue variation due to a 200 basis point parallel change in market interest rates over twelve months is a maximum decline of 6.5%. Management also reviews alternative rate changes and time periods.

The FCA ceased publication of the principal tenors of the U.S. dollar LIBOR immediately following the final publication on June 30, 2023. The Company ceased production of new LIBOR-based exposure as of December 31, 2021 and now offers floating rate products in various alternative reference rates, with the majority of volume being observed thus far in term rate versions of SOFR. Before the June 30, 2023 deadline, the Company mitigated its remaining LIBOR exposure, with any outstanding or committed exposure being proactively moved to an alternative rate or falling back per the terms of their contract or as per the LIBOR Act.

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

The interest rate sensitivity in Table 33 indicates management’s estimation of the impact of rate changes on net interest revenue. Should deposit costs be 10% more sensitive to changes in rates, the variation in net interest revenue over the next twelve months would be 0.00%, or flat for the 100 basis point decrease scenario. Alternatively, should deposit funding costs be 10% less sensitive to changes in rates, the variation in net interest revenue over the next twelve months would be (1.32)%, or ($15.8 million) for the 100 basis point decrease scenario. Additionally, in a flattening yield curve scenario where long-term rates increase by 100 basis points and short-term rates increase by 200 basis points, net interest revenue would decrease approximately 5.86%, or $69.8 million.

Table 33 – Interest Rate Sensitivity
(Dollars in thousands)

	December 31, 2023				December 31, 2022
	200 bp Increase	100 bp Increase	100 bp Decrease	200 bp Decrease	200 bp Increase	100 bp Increase	100 bp Decrease	200 bp Decrease
Anticipated impact over the next twelve months on net interest revenue	$(36,100)	$(8,900)	$(7,900)	$(2,900)	$(10,980)	$8,440	$(42,660)	$(73,772)
	(3.03)%	(0.75)%	(0.66)%	(0.24)%	(0.71)%	0.54%	(2.75)%	(4.76)%
Anticipated impact over months twelve through twenty-four	$(9,600)	$15,300	$(53,700)	$(84,900)	$4,090	$40,190	$(129,900)	$(239,320)
	(0.74)%	1.18%	(4.16)%	(6.57)%	0.24%	2.39%	(7.71)%	(14.21)%

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

Table 34 - MSR Asset and Hedge Sensitivity Analysis
(In thousands)

	December 31,
	2023		2022
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
MSR Asset	$7,974	$(9,877)	$6,100	$(8,195)
MSR Hedge	(8,444)	8,606	(7,400)	6,810
Net Exposure	$(470)	$(1,271)	$(1,300)	$(1,385)

Trading Activities

The Company bears market risk by originating residential mortgages held for sale. RMHFS are generally outstanding for 60 to 90 days, which represents the typical period from commitment to originate a loan to sale of the closed loan to an investor. Primary mortgage interest rate changes during this period affect the value of RMHFS commitments and loans. We use forward sale contracts to mitigate market risk on all closed mortgage loans held for sale and on an estimate of mortgage loan commitments that are expected to result in closed loans.

A variety of methods are used to monitor market risk of mortgage origination activities. These methods include daily marking of all positions to market value, independent verification of inventory pricing and revenue sensitivity limits.

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

Table 35 - Mortgage Pipeline Sensitivity Analysis
(In thousands)

	Year Ended December 31,
	2023		2022
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(61)	$(38)	$(75)	$(183)
Low[2]	49	61	381	91
High[3]	(186)	(168)	(402)	(779)
Period End	14	(41)	(71)	(30)
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

BOK Financial enters into trading activities both as an intermediary for customers and for its own account. As an intermediary, we take positions in securities, generally residential mortgage-backed securities, government agency securities and municipal bonds. These securities are purchased for resale to customers, which include individuals, corporations, foundations and financial institutions. On a limited basis, we may also take trading positions in U.S. Treasury securities, residential mortgage-backed securities and municipal bonds to enhance returns on securities portfolios. Both of these activities involve interest rate risk, liquidity risk and price risk. BOK Financial has an insignificant exposure to foreign exchange risk and does not take positions in commodity derivatives.

A variety of methods are used to monitor and manage the market risk of trading activities. These methods include daily marking of all positions to market value, independent verification of inventory pricing and position limits for each trading activity. Risk management tools include VaR, stress testing and sensitivity analysis. Economic hedges in either the futures or cash markets may be used to reduce the risk associated with some trading programs. Basis risk can result when trading asset values and the instruments used to hedge them move at different rates.

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

Due to inherent limitations of the VaR methodology, including its reliance on past market behavior which might not be indicative of future market performance, VaR is only one of several tools used to measure and manage market risk. Other tools used to actively manage market risk include stress testing (SVaR) and sensitivity analysis.

SVaR is calculated using the same internal models as used for the VaR-based measure. SVaR is calculated over a ten-day holding period at a one-tail, 99% confidence level and employs a historical simulation approach based on a continuous twelve-month historical window selected to reflect a period of significant financial stress for the Company’s trading portfolio.

The trading portfolio’s VaR and SVaR profiles are influenced by a variety of factors, including the size and composition of the portfolio, market volatility and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. Table 36 below summarizes certain VaR- and SVaR-based measures for the three months ended December 31, 2023, September 30, 2023, December 31, 2022 and September 30, 2022. In the fourth quarter of 2023, the period-end VaR and SVaR measures decreased relative to the previous quarter mainly due to a decrease in interest rate risk exposure in the trading businesses.

Table 36 - VaR and SVaR Measures
(In thousands)

	Three Months Ended				Three Months Ended
	Dec. 31, 2023		Sep. 30, 2023		Dec. 31, 2022		Sep. 30, 2022
	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR
Average[1]	$4,757	$8,154	$5,954	$6,118	$3,927	$7,091	$2,644	$7,555
Low	2,338	4,067	3,893	4,027	933	3,210	1,044	4,051
High	7,776	13,045	9,312	9,312	9,077	15,396	5,930	14,030
Period End	2,977	4,925	6,455	6,455	8,000	13,819	1,584	5,478
1     Average represents the simple average of each daily value observed during the reporting period.

The Company monitors the accuracy of internal VaR models and modeling processes by back-testing model performance. The Company updates historical data used by the VaR model on a regular basis and model validators independent of business lines perform regular modeled validations to access model input, processing and reporting components. These models are required to be independently validated and approved prior to implementation.

Limit Structure

Beyond VaR and SVaR described above, management also performs a sensitivity analysis to measure market risk from changes in interest rates on its trading portfolio. Applicable interest rates are shocked up and down 50 basis points, calculating an estimated change in fair value, net of economic hedging activity that may result. The Board has approved an $11 million interest rate risk limit for the trading portfolio, net of economic hedges.

Table 37 - Trading Securities Sensitivity Analysis
(In thousands)

	Year Ended December 31,
	2023		2022
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(1,144)	$1,881	$790	$280
Low[2]	4,513	8,955	8,643	12,277
High[3]	(8,223)	(4,538)	(11,253)	(6,325)
Period End	(527)	1,920	3,507	(3,458)
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

Model Risk Management

BOK Financial has an internal independent Model Risk Management staff that validates models to verify they are conceptually sound, computationally accurate, are performing as expected and are in line with their intended use. Model Risk Management staff also enforces the Company's model risk governance program that defines roles and responsibilities, including the authority to levy findings requiring remediation and to restrict model usage.

Model Validation

Model validation staff maintain independence from both the developers and users of the models. Models are validated through an evaluation process that assesses the data, theory, implementation, outcomes and governance of each scenario. Each model receives a model risk score, which determines the frequency and scope of validation activities. Validations comprise an assessment of model performance as well as a model's potential limitations given its particular assumptions or weaknesses. Based on the results of the review, the team determines whether the use case for the model is appropriate. The ultimate validation results may require remediation actions from the business line. Model validation results are communicated with one of the following three outcomes: "Approved for use," "Approved with findings" or "Unapproved."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management on Internal Control over Financial Reporting

Management of BOK Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), as amended. Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in "Internal Control – Integrated Framework," issued by the COSO of the Treadway Commission in 2013. Based on that assessment and criteria, management has determined that the Company maintained effective internal control over financial reporting as of December 31, 2023.

Ernst & Young LLP (PCAOB ID: 42), the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this annual report, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Their report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, is included in this annual report.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BOK Financial Corporation

Opinion on Internal Control Over Financial Reporting
We have audited BOK Financial Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BOK Financial Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 21, 2024 expressed an unqualified opinion thereon.
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
February 21, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BOK Financial Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BOK Financial Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2024 expressed an unqualified opinion thereon.
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

Allowance for credit losses
Description of the Matter
The Company’s loan portfolio totaled $23.9 billion as of December 31, 2023, and the associated allowance for credit losses (ACL) was $326 million. A $46 million provision for credit losses was recorded for the year ended December 31, 2023. As discussed in Note 1 and 4 to the consolidated financial statements, management’s estimate for the expected credit losses within the loan portfolio represents the portion of amortized cost basis of loans and related unfunded commitments they do not expect to collect over the asset’s contractual life, considering past events, current conditions, as well as reasonable and supportable forecasts of future economic conditions. The allowance for credit losses consists of specific allowances attributed to certain individual loans, generally non-accruing loans, with dissimilar risk characteristics that have not yet been charged down to amounts they expect to recover, general allowances for estimated credit losses on pools of loans that share similar risk characteristics, and qualitative reserves with the estimated impact of factors that are not captured in the modeled results or historical experience.

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

We evaluated the overall ACL amount, including model estimates, qualitative reserves, and whether the recorded ACL appropriately reflects expected credit losses. We performed analytical procedures on the ACL, charge-off and delinquency rates, and coverage ratios of the allowance. Our audit response also included specific substantive tests of management’s process to measure qualitative reserves, including those related to the significant judgments made by management. We compared calculations to industry peer data and compared qualitative reserves to prior periods and prior economic cycles. We also evaluated if the qualitative reserves were applied based on a comprehensive framework and that available information was considered, well-documented, and consistently applied. We searched for and evaluated information that corroborates or contradicts management’s economic scenarios and related probability weights as well as identification and measurement of qualitative reserves.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1990.
Tulsa, Oklahoma
February 21, 2024

Consolidated Statements of Earnings

(In thousands, except share and per share data)
	Year Ended December 31,
Interest and dividend revenue	2023	2022	2021
Loans	$1,630,620	$976,653	$769,357
Residential mortgage loans held for sale	4,341	6,027	5,465
Trading securities	215,994	115,048	155,989
Investment securities	33,822	24,072	10,430
Available for sale securities	387,891	248,323	230,383
Fair value option securities	7,760	2,145	1,542
Restricted equity securities	29,683	8,282	5,703
Interest-bearing cash and cash equivalents	32,353	11,552	1,060
Total interest and dividend revenue	2,342,464	1,392,102	1,179,929
Interest expense
Deposits	626,597	121,749	33,484
Borrowed funds	434,735	52,483	17,877
Subordinated debentures	8,952	6,490	10,535
Total interest expense	1,070,284	180,722	61,896
Net interest and dividend revenue	1,272,180	1,211,380	1,118,033
Provision for credit losses	46,000	30,000	(100,000)
Net interest and dividend revenue after provision for credit losses	1,226,180	1,181,380	1,218,033
Other operating revenue
Brokerage and trading revenue	240,610	140,978	112,989
Transaction card revenue	106,858	104,266	96,983
Fiduciary and asset management revenue	207,318	196,326	178,274
Deposit service charges and fees	108,514	110,636	104,217
Mortgage banking revenue	55,698	49,365	105,896
Other revenue	62,120	55,642	69,950
Total fees and commissions	781,118	657,213	668,309
Other gains, net	56,795	123	63,742
Loss on derivatives, net	(9,921)	(73,011)	(19,378)
Loss on fair value option securities, net	(4,292)	(20,358)	(2,239)
Change in fair value of mortgage servicing rights	(3,115)	80,261	41,637
Gain (loss) on available for sale securities, net	(30,636)	(971)	3,704
Total other operating revenue	789,949	643,257	755,775
Other operating expense
Personnel	766,610	670,918	695,382
Business promotion	31,796	26,435	16,289
Charitable contributions to BOKF Foundation	2,707	2,500	9,000
Professional fees and services	55,337	56,342	50,906
Net occupancy and equipment	121,502	116,867	108,587
FDIC and other insurance	30,780	17,994	15,881
FDIC special assessment	43,773	—	—
Data processing and communications	181,365	165,907	151,614
Printing, postage and supplies	15,225	15,857	14,218
Amortization of intangible assets	13,882	15,692	18,311
Mortgage banking costs	30,524	35,834	42,698
Other expense	39,380	40,134	54,822
Total other operating expense	1,332,881	1,164,480	1,177,708
Net income before taxes	683,248	660,157	796,100
Federal and state income taxes	152,115	139,864	179,775
Net income	531,133	520,293	616,325
Net income (loss) attributable to non-controlling interests	387	20	(1,796)
Net income attributable to BOK Financial Corporation shareholders	$530,746	$520,273	$618,121
Earnings per share:
Basic	$8.02	$7.68	$8.95
Diluted	$8.02	$7.68	$8.95
Average shares used in computation:
Basic	65,651,569	67,212,728	68,591,920
Diluted	65,651,569	67,212,735	68,594,322
Dividends declared per share	$2.17	$2.13	$2.09
See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(In thousands)
	Year Ended December 31,
	2023	2022	2021
Net income	$531,133	$520,293	$616,325
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	218,293	(1,227,414)	(341,369)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	60,394	42,514	—
Operating expense, Personnel	—	(3,483)	—
Loss (gain) on available for sale securities, net	30,636	971	(3,704)
Other comprehensive gain (loss), before income taxes	309,323	(1,187,412)	(345,073)
Federal and state income taxes	71,468	(278,086)	(81,576)
Other comprehensive gain (loss), net of income taxes	237,855	(909,326)	(263,497)
Comprehensive income (loss)	768,988	(389,033)	352,828
Comprehensive income (loss) attributable to non-controlling interests	387	20	(1,796)
Comprehensive income (loss) attributable to BOK Financial Corp. shareholders	$768,601	$(389,053)	$354,624
See accompanying notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(In thousands, except share data)
	December 31,
	2023	2022
Assets
Cash and due from banks	$947,613	$943,810
Interest-bearing cash and cash equivalents	400,652	457,906
Trading securities	5,193,505	4,464,161
Investment securities, net of allowance (fair value: 2023 – $2,072,586; 2022 – $2,346,768)	2,244,153	2,513,687
Available for sale securities	12,286,681	11,493,860
Fair value option securities	20,671	296,590
Restricted equity securities	423,099	299,651
Residential mortgage loans held for sale	56,935	75,272
Loans	23,904,968	22,557,150
Allowance for loan losses	(277,123)	(235,704)
Loans, net of allowance	23,627,845	22,321,446
Premises and equipment, net	622,223	565,175
Receivables	317,922	273,815
Goodwill	1,044,749	1,044,749
Intangible assets, net	59,979	76,131
Mortgage servicing rights	293,884	277,608
Real estate and other repossessed assets, net of allowance (2023 – $5,355; 2022 – $10,115)	2,875	14,304
Derivative contracts, net	410,304	880,343
Cash surrender value of bank-owned life insurance	409,548	406,751
Receivable on unsettled securities sales	391,910	31,004
Other assets	1,070,282	1,354,379
Total assets	$49,824,830	$47,790,642

Liabilities and Equity
Liabilities:
Noninterest-bearing demand deposits	$9,196,493	$13,395,337
Interest-bearing deposits:
Transaction	20,964,101	18,659,115
Savings	847,085	964,411
Time	3,012,022	1,461,842
Total deposits	34,019,701	34,480,705
Funds purchased and repurchase agreements	1,122,748	2,270,377
Other borrowings	7,701,552	4,736,908
Subordinated debentures	131,150	131,205
Accrued interest, taxes and expense	338,996	296,870
Derivative contracts, net	587,473	554,900
Due on unsettled securities purchases	254,057	147,470
Other liabilities	523,734	484,849
Total liabilities	44,679,411	43,103,284
Shareholders' equity:
Common stock ($0.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: 2023 – 76,593,292; 2022 – 76,423,345)	5	5
Capital surplus	1,406,745	1,390,395
Retained earnings	5,211,512	4,824,164
Treasury stock (shares at cost: 2023 – 11,626,115; 2022 – 9,464,711)	(876,720)	(694,960)
Accumulated other comprehensive income (loss)	(599,100)	(836,955)
Total shareholders’ equity	5,142,442	4,682,649
Non-controlling interests	2,977	4,709
Total equity	5,145,419	4,687,358
Total liabilities and equity	$49,824,830	$47,790,642
See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Equity

(In thousands)							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock			Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, December 31, 2020	75,995	$5	$1,368,062	$3,973,675	6,358	$(411,344)	$335,868	$5,266,266	$25,295	$5,291,561
Net income (loss)	—	—	—	618,121	—	—	—	618,121	(1,796)	616,325
Other comprehensive loss	—	—	—	—	—	—	(263,497)	(263,497)	—	(263,497)
Repurchase of common stock	—	—	—	—	1,360	(117,938)	—	(117,938)	—	(117,938)
Share-based compensation plans:
Stock options exercised	17	—	973	—	—	—	—	973	—	973
Non-vested shares awarded, net	242	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	68	(5,847)	—	(5,847)	—	(5,847)
Share-based compensation	—	—	9,759	—	—	—	—	9,759	—	9,759
Cash dividends on common stock	—	—	—	(144,105)	—	—	—	(144,105)	—	(144,105)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(18,860)	(18,860)
Balance, December 31, 2021	76,254	$5	$1,378,794	$4,447,691	7,786	$(535,129)	$72,371	$5,363,732	$4,639	$5,368,371
Net income (loss)	—	—	—	520,273	—	—	—	520,273	20	520,293
Other comprehensive loss	—	—	—	—	—	—	(909,326)	(909,326)	—	(909,326)
Repurchase of common stock	—	—	—	—	1,633	(154,887)	—	(154,887)	—	(154,887)
Share-based compensation plans:
Stock options exercised	1	—	37	—	—	—	—	37	—	37
Non-vested shares awarded, net	168	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	46	(4,944)	—	(4,944)	—	(4,944)
Share-based compensation	—	—	11,564	—	—	—	—	11,564	—	11,564
Cash dividends on common stock	—	—	—	(143,800)	—	—	—	(143,800)	—	(143,800)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	50	50
Balance, December 31, 2022	76,423	$5	$1,390,395	$4,824,164	9,465	$(694,960)	$(836,955)	$4,682,649	$4,709	$4,687,358

(In thousands)							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock			Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, December 31, 2022	76,423	$5	$1,390,395	$4,824,164	9,465	$(694,960)	$(836,955)	$4,682,649	$4,709	$4,687,358
Net income (loss)	—	—	—	530,746	—	—	—	530,746	387	531,133
Other comprehensive income	—	—	—	—	—	—	237,855	237,855	—	237,855
Repurchase of common stock	—	—	—	—	2,114	(176,819)	—	(176,819)	—	(176,819)
Share-based compensation plans:
Non-vested shares awarded, net	170	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	47	(4,941)	—	(4,941)	—	(4,941)
Share-based compensation	—	—	16,350	—	—	—	—	16,350	—	16,350
Cash dividends on common stock	—	—	—	(143,398)	—	—	—	(143,398)	—	(143,398)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(2,119)	(2,119)
Balance, December 31, 2023	76,593	$5	$1,406,745	$5,211,512	11,626	$(876,720)	$(599,100)	$5,142,442	$2,977	$5,145,419
See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	2023	2022	2021
Cash Flows From Operating Activities:
Net income	$531,133	$520,293	$616,325
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	46,000	30,000	(100,000)
Change in fair value of mortgage servicing rights due to market changes	3,115	(80,261)	(41,637)
Change in fair value of mortgage servicing rights due to principal payments	27,343	31,741	38,761
Net unrealized losses (gains) from derivative contracts	133,118	(52,214)	30,201
Share-based compensation	16,350	11,564	9,759
Depreciation and amortization	109,893	107,563	102,468
Net amortization of discounts and premiums	(19,985)	9,215	18,293
Net losses (gains) on financial instruments and other losses (gains), net	(26,162)	846	(67,446)
Net loss (gain) on mortgage loans held for sale	4,483	(2,948)	(70,464)
Mortgage loans originated for sale	(666,391)	(1,180,403)	(2,818,789)
Proceeds from sale of mortgage loans held for sale	679,389	1,295,588	2,939,522
Capitalized mortgage servicing rights	(12,141)	(18,215)	(31,132)
Change in trading and fair value option securities	(453,340)	4,419,761	(4,357,950)
Change in receivables	(316,819)	(34,301)	39,183
Change in other assets	89,930	13,205	(12,568)
Change in other liabilities	(79,733)	50,836	12,897
Net cash provided by (used in) operating activities	66,183	5,122,270	(3,692,577)
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	268,263	157,796	33,865
Proceeds from maturities or redemptions of available for sale securities	1,558,160	2,192,200	3,500,081
Purchases of investment securities	(2,504)	(10,000)	—
Purchases of available for sale securities	(2,951,422)	(4,533,892)	(4,607,199)
Proceeds from sales of available for sale securities	834,704	307,481	622,881
Change in amount receivable on unsettled available for sale securities transactions	(86,110)	9,629	(10,406)
Loans originated, net of principal collected	(1,349,900)	(2,348,586)	2,853,326
Net payments or proceeds on derivative asset contracts	154,602	(7,099)	161,093
Proceeds from sale of BOKF Insurance	32,601	—	—
Net change in restricted equity securities	(123,448)	(216,538)	88,278
Proceeds from disposition of assets	39,708	60,769	165,040
Purchases of assets	(165,918)	(215,046)	(204,287)
Net cash provided by (used in) investing activities	(1,791,264)	(4,603,286)	2,602,672
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	(2,011,184)	(6,518,868)	5,360,979
Net change in time deposits	1,550,180	(242,486)	(262,800)
Net change in other borrowed funds	1,802,549	4,609,824	(1,269,241)
Repayment of subordinated debentures	—	—	(150,000)
Change in amount due on unsettled security purchases	190,085	(17,782)	(117,452)
Issuance of common and treasury stock, net	(4,941)	(4,907)	(4,874)
Net change in derivative margin accounts	631,433	519,797	(467,865)
Net payments or proceeds on derivative liability contracts	(166,275)	(1,569)	(79,962)
Repurchase of common stock	(176,819)	(154,887)	(117,938)
Dividends paid	(143,398)	(143,800)	(144,105)
Net cash provided by (used in) financing activities	1,671,630	(1,954,678)	2,746,742
Net increase (decrease) in cash and cash equivalents	(53,451)	(1,435,694)	1,656,837
Cash and cash equivalents at beginning of period	1,401,716	2,837,410	1,180,573
Cash and cash equivalents at end of period	$1,348,265	$1,401,716	$2,837,410

Supplemental Cash Flow Information:
Cash paid for interest	$1,044,950	$176,081	$68,775
Cash paid for taxes	$173,916	$79,532	$135,331
Net loans and bank premises transferred to repossessed real estate and other assets	$787	$12,326	$8,320
Transfer of available for sale securities to investment securities	$—	$2,454,273	$—
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	$14,466	$34,259	$87,087
Conveyance of other real estate owned guaranteed by U.S. government agencies	$5,534	$8,451	$6,376
Right-of-use assets obtained in exchange for operating lease liabilities	$71,865	$22,059	$40,798
See accompanying notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(1) Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements of BOK Financial have been prepared in conformity with U.S. GAAP, including interpretations of U.S. GAAP issued by federal banking regulators and general practices of the banking industry. The Consolidated Financial Statements include the accounts of BOK Financial and its subsidiaries, principally BOKF, NA, BOK Financial Securities, Inc., BOK Financial Private Wealth, Inc. and Cavanal Hill Distributors, Inc. All significant intercompany transactions are eliminated in consolidation.

The Consolidated Financial Statements include the assets, liabilities, non-controlling interests and results of operations of VIEs when BOK Financial is determined to be the primary beneficiary. Variable interest entities are generally defined as entities that either do not have sufficient equity to finance their activities without support from other parties or whose equity investors lack a controlling financial interest. Determination that the Company is the primary beneficiary considers the power to direct the activities that most significantly impact the variable interest's economic performance and the obligation to absorb losses of the variable interest or the right to receive benefits of the variable interest that could be significant to the variable interest.

Certain prior year amounts have been reclassified to conform to current year presentation.

Nature of Operations

BOK Financial, through its subsidiaries, provides a wide range of financial services to commercial and industrial customers, other financial institutions, municipalities and consumers. These services include depository and cash management; lending and lease financing; mortgage banking; securities brokerage, trading and underwriting; and personal and corporate trust.

BOKF, NA operates as Bank of Oklahoma primarily in the Tulsa and Oklahoma City metropolitan areas of the state of Oklahoma and Bank of Texas primarily in the Dallas, Fort Worth, Houston and San Antonio metropolitan areas of the state of Texas. In addition, BOKF, NA does business as BOK Financial in the metropolitan areas of Phoenix, Arizona; Northwest Arkansas; Denver, Colorado; Kansas City, Missouri/Kansas; and as Bank of Albuquerque in Albuquerque, New Mexico. BOKF, NA also operates the TransFund electronic funds network and Cavanal Hill Investment Management.

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

Securities

Securities are identified as trading, investment (held-to-maturity) or available for sale at the time of purchase based upon the intent of management, liquidity and capital requirements, regulatory limitations and other relevant factors. Trading securities, which are acquired for profit through resale, are carried at fair value with unrealized gains and losses included in current period earnings. Investment securities are carried at amortized cost. Amortization is computed by methods that approximate level yield and is adjusted for changes in prepayment estimates. Securities identified as available for sale are carried at fair value. Unrealized gains and losses are recorded, net of deferred income taxes, as accumulated other comprehensive income in shareholders' equity. Available for sale securities are separately identified as pledged to creditors if the creditor has the right to sell or repledge the collateral.

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

BOK Financial offers programs that permit its customers to manage various risks, including fluctuations in energy, interest rates, foreign exchange rates and other commodities with derivative contracts. Customers may also manage interest rate risk through interest rate swaps used by the borrower to modify interest rate terms of their loans. Derivative contracts are executed between the customers and BOK Financial. Offsetting contracts are executed between BOK Financial and other selected counterparties to minimize market risk from changes in commodity prices, interest rates or foreign exchange rates. The counterparty contracts are identical to customer contracts, except for a fixed pricing spread or fee paid to BOK Financial as profit and compensation for administrative costs and credit risk which is recognized over the life of the contracts and included in Other Operating Revenue - Brokerage and trading revenue in the Consolidated Statements of Earnings.

BOK Financial may offer derivative instruments such as to-be-announced U.S. agency residential mortgage-backed securities to mortgage banking customers to enable them to manage their market risk or to mitigate the Company's market risk of holding trading securities. Changes in the fair value of derivative instruments for trading purposes or used to mitigate the market risk of holding trading securities are included in Other Operating Revenue - Brokerage and trading revenue in the Consolidated Statements of Earnings.

BOK Financial may use derivative instruments in managing its interest rate sensitivity as part of its economic hedge of the changes in the fair value of mortgage servicing rights. Changes in the fair value of derivative instruments used in managing interest rate sensitivity and as part of its economic hedge of changes in the fair value of mortgage servicing rights are included in Other Operating Revenue - Gain (loss) on derivatives, net in the Consolidated Statements of Earnings.

BOK Financial also enters into mortgage loan commitments that are considered derivative contracts. Forward sales contracts that have not been designated as hedging instruments are used to economically hedge these mortgage loan commitments as well as mortgage loans held for sale. Mortgage loan commitments, forward sales contracts and residential mortgage loans held for sale are carried at fair value. Changes in the fair value are reported in Other Operating Revenue - Mortgage banking revenue in the Consolidated Statements of Earnings.

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

Modifications of loans to existing borrowers generally consist of interest rate reductions, extension of payment terms or a combination of these. Modifications may arise either voluntarily through negotiations with the borrower or involuntarily through court order. Payment deferrals up to six months are generally considered to be short-term modifications. Generally, principal and accrued but unpaid interest is not voluntarily forgiven. A change to the allowance for credit losses is generally not recorded upon modification because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance methodology.

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

We sell qualifying residential mortgage loans guaranteed by U.S. government agencies into GNMA pools. GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. These loans no longer qualify for sale accounting and are recognized in the Consolidated Balance Sheets. A portion of the principal balance continues to be guaranteed; however, interest accrues at a curtailed rate as specified in the programs. The carrying value of these loans is reduced based on an estimate of expected cash flows discounted at the original note rate plus a liquidity spread. These loans may be modified in accordance with U.S. government agency guidelines. Interest continues to accrue at the modified rate. Loans repurchased from GNMA under the program may either be resold into GNMA pools after a performance period specified by the program or foreclosed and conveyed to the guarantors.

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

Allowances for Credit Losses and Accrual for Off-balance Sheet Credit Risk from Unfunded Loans Commitments

The allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments represent the portion of the amortized cost basis of loans and related unfunded commitments that we do not expect to collect over the asset’s contractual life, considering past events, current conditions and reasonable and supportable forecasts of future economic conditions. Quarterly, a senior management Allowance Committee assesses the appropriateness of the allowance for loan losses and accrual for off-balance sheet credit risk. This assessment requires judgment about effects of uncertain matters, resulting in a subjective calculation which is inherently imprecise. Because of the subjective forward-looking nature of the calculation, changes in these measures may not directly correlate with actual economic events. In future periods, management judgment may consider new or changed information which may cause significant changes in these allowances in those future periods.

The allowance for loan losses consists of specific allowances attributed to certain individual loans, generally nonaccruing loans, with dissimilar risk characteristics that have not yet been charged down to amounts we expect to recover and general allowances for estimated credit losses on pools of loans that share similar risk characteristics.

When full collection of principal or interest is uncertain, the loan’s risk characteristics have changed and we exclude the loan from the general allowance pool, typically designating it as nonaccruing. For these loans, a specific allowance reflects the expected credit loss.

We measure specific allowances for loans excluded from the general allowance pool by an evaluation of estimated future cash flows discounted at the loan's initial effective interest rate or the fair value of collateral for certain collateral-dependent loans. For a non-collateral-dependent loan, the specific allowance is the amount by which the loan’s amortized cost basis exceeds its net realizable value. We measure the specific allowance for collateral-dependent loans as the amount by which the loan’s amortized cost basis exceeds its fair value. When repayment is expected to be provided substantially through the sale of collateral, we deduct estimated selling costs from the collateral’s fair value. Generally, third-party appraisals that conform to Uniform Standards of Professional Appraisal Practice serve as the basis for the fair value of real property held as collateral. These appraised values are on an "as is" basis and generally are not adjusted by the Company. We obtain updated appraisals at least annually or more frequently if market conditions indicate collateral values may have declined. For energy loans, our internal staff of engineers generally determines collateral value of mineral rights based on projected cash flows from proven oil and gas reserves under existing economic and operating conditions. Our special assets staff generally determines the value of other collateral based on projected liquidation cash flows under current market conditions. We evaluate collateral values and available cash resources quarterly. Historical statistics may be used to estimate specific allowances in limited situations, such as when a collateral-dependent loan is removed from the general allowance pool near the end of a reporting period until an appraisal of collateral value is received or a full assessment of future cash flows is completed.

General allowances estimate expected credit losses on pools of loans sharing similar risk characteristics that are expected to occur over the loan’s estimated remaining life. The loan’s estimated remaining life represents the contractual term adjusted for amortization, estimates of prepayments and borrower-owned extension options. Approximately 90% of the committed dollars in the loan portfolio is risk graded loans with general allowance model inputs that include probability of default, loss given default and exposure at default. Probability of default is based on the migration of loans from performing to nonperforming using historical life of loan analysis periods. Loss given default is based on the aggregate losses incurred, net of estimated recoveries. Exposure at default represents an estimate of the outstanding amount of credit exposure at the time a default may occur.

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

In estimating the expected credit losses for general allowances on performing risk-graded loans, each portfolio class is assigned relevant economic loss drivers which best explain variations in portfolio net loss rates. The probability of default estimates for each portfolio class are adjusted for current and forecasted economic conditions. The result is applied to the exposure at default and loss given default to calculate the lifetime expected credit loss estimate. Selection of relevant economic loss drivers is re-evaluated periodically and involves statistical analysis as well as management judgment. The unemployment rate factors significantly in the allowance for loan losses calculation, affecting commercial and loans to individuals segments. Other primary factors impacting the commercial portfolio include BBB corporate spreads, real gross domestic product growth rate and energy commodity prices. The primary commercial real estate variables are vacancy rate and BBB corporate spreads. In addition to the unemployment rate, the forecast for loans to individuals is tied to home price index. The forecasts may include regional economic factors when localized conditions diverge from national conditions.

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

General allowances also consider the estimated impact of factors that are not captured in the modeled results or historical experience. These factors may increase or decrease modeled results by amounts determined by the Allowance Committee. Factors not captured in modeled results or historical experience may include, for example, new lines of business, market conditions that have not been previously encountered, observed changes in credit risk that are not yet reflected in macro-economic factors or economic conditions that impact loss given default assumptions.

The accrual for off-balance sheet credit risk is maintained at a level that is appropriate to cover estimated losses associated with credit instruments that are not currently recognized as assets such as loan commitments, standby letters of credit or guarantees that are not unconditionally cancellable by the bank. This accrual is included in other liabilities in the Consolidated Balance Sheets. The appropriateness of the accrual is determined in the same manner as the allowance for loan losses, with the added consideration of commitment usage over the remaining life for those loans that the bank cannot unconditionally cancel.

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

Repurchases of loans with an origination defect that are also credit impaired are considered collateral-dependent and are initially recognized at net realizable value (appraised value less the cost to sell). The difference between unpaid principal balance and net realizable value is not accreted. Repurchases of loans with an origination defect that are not credit impaired are carried at fair value as of the repurchase date. Interest income continues to accrue on these loans and the discount is accreted over the estimated life of the loan.

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

Premises and equipment includes rights to use leased facilities and equipment. Right-of-use assets are initially measured by the present value of future rent payments over lease terms, adjusted for rent concessions. Rent payments exclude both payments made for non-lease components such as services and variable lease payments other than payments dependent on an index at lease commencement. Lease term includes options reasonably certain to be exercised. The right-of-use assets and lease liabilities are amortized to achieve straight-line expense over the lease term. Upon lease modification, the right-of-use asset and liability are reassessed and remeasured. Right-of-use assets are evaluated for impairment when facts and circumstances change that indicate an impairment may be necessary. Leases less than twelve months are excluded from capitalization.

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

Employee Benefit Plans

BOK Financial sponsors a Thrift Plan and a Pension Plan. Employer contributions to the Thrift Plan, which matches employee contributions subject to percentage and years of service limits, are expensed when incurred. Pension Plan benefits were curtailed as of April 1, 2006. At December 31, 2022, the Pension Plan has been terminated, all benefits have been paid and all obligations settled. Prior to termination, BOK Financial recognized the funded status of its Pension Plan and related Plan costs, which were based upon actuarial computations of current costs, were expensed annually. Adjustments required to recognize the Pension Plan's net funded status were made through accumulated other comprehensive income, net of deferred income taxes. See Note 11, "Employee Benefit Plans" for further discussion.

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

RSUs may also be awarded for certain executives who have elected to defer income recognition upon vesting of their awards. RSUs are subject to the same vesting criteria as non-vested shares. Upon vesting and meeting other relevant conditions, RSUs are settled through cash distributions. The value of the awards will vary in amounts equal to changes in the fair value of an equal number of BOK Financial common shares.

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

Other Operating Revenue

Fees and commissions revenue is generated through the sales of products, consisting primarily of financial instruments, and the performance of services for customers under contractual obligations. Revenue from providing services for customers is recognized at the time services are provided in an amount that reflects the consideration we expect to be entitled to for those services. Revenue is recognized based on the application of five steps:

•Identify the contract with a customer.
•Identify the performance obligations in the contract.
•Determine the transaction price.
•Allocate the transaction price to the performance obligations in the contract.
•Recognize revenue when (or as) the Company satisfies a performance obligation.

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

Transaction card revenue includes merchant discount fees and electronic funds transfer network fees, net of interchange fees paid to card issuers and assessments paid to card networks. Merchant discount fees represent fees paid by customers for account management and electronic processing of card transactions. Merchant discount fees are recognized at the time the customer’s transactions are processed or other services are performed. The Company also maintains TransFund for the benefit of its members, which includes BOKF, NA. Electronic funds transfer fees are recognized as electronic transactions and are processed on behalf of its members.

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

Financial Accounting Standards Board

FASB ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

On March 31, 2022, the FASB issued ASU 2022-02 which eliminates the accounting guidance on TDRs for creditors in ASC 310-40, while also no longer requiring an entity to consider renewals, modifications, and extensions that result from reasonably expected TDRs in their calculation of the allowance for credit losses. For receivables for which there has been a modification in their contractual cash flows, ASU 2022-02 requires disclosure by class of financing receivable, of the types of modifications, the financial effects of those modifications, and the performance of these modified receivables, along with receivables that had a payment default during the current period and had modifications to the contractual cash flows within 12 months prior to the default. Further, ASU 2022-02 requires entities to disclose gross write-offs recorded in the current period by year of origination in the vintage disclosures on a year-to-date basis. ASU 2022-02 was effective for the Company January 1, 2023. Amendments related to TDR recognition and measurement and vintage disclosures were applied prospectively and are included in Note 4 to the Consolidated Financial Statements. Adoption of this standard did not have a material effect on the Company's financial condition or results of operations.

FASB ASU 2023-01, Leases (Topic 842): Common Control Arrangements

On March 27, 2023, the FASB issued ASU 2023-01 which, in part, amends the accounting for leasehold improvements in common-control arrangements. Under previous guidance, a lessee is generally required to amortize leasehold improvements that it owns over the shorter of the useful life of those improvements or the lease term. However, due to the nature of leasehold improvements made under leases between entities under common control, ASU 2023-01 requires a lessee in a common-control arrangement to amortize such leasehold improvements that it owns over the improvements' useful lives to the common control group, regardless of the lease term. ASU 2023-01 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Adoption of ASU 2023-01 is not expected to have a material impact on the Company's financial statements.

FASB ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method

On March 29, 2023, the FASB issued ASU 2023-02 which amends previous guidance to allow entities to account for qualifying tax equity investments using the proportional amortization method regardless of the program giving rise to the related income tax credits, as opposed to only being allowed to apply this method to qualifying tax equity investments in low-income housing tax credit structures, as was the case under previous guidance. ASU 2023-02 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. On June 30, 2023, the Company early adopted ASU 2023-02 as of January 1, 2023 using the modified retrospective approach, which did not have a material impact on the Company's financial statements. The Company transitioned from the equity method of accounting and began applying the proportional amortization method of accounting to its qualifying new markets tax credit and historic tax credit investments in addition to its low income housing tax credit partnerships already subject to the proportional amortization method.

FASB ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

The FASB issued ASU 2023-07 on November 27, 2023 which is intended to improve reportable segment disclosure requirements. Under previous guidance, while entities were required to disclose segment revenue and measure of profit or loss, there has been limited disclosure around the reporting of segment expenses. In addition to enhanced disclosures about significant segment expenses, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the requirements of the expanded segment disclosures but does not expect the additional disclosures to have a material impact on the reported segment information.

FASB ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

The FASB issued ASU 2023-09 on December 14, 2023 which amends income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The new guidance requires the entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is currently assessing the impact ASU 2023-09 will have on its income tax disclosures.
(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities is as follows (in thousands):

	December 31, 2023		December 31, 2022
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government securities	$10,959	$28	$9,823	$(16)
Residential agency mortgage-backed securities	5,105,137	98,124	4,406,848	4
Municipal securities	37,413	323	21,484	(136)
Other trading securities	39,996	160	26,006	(175)
Total trading securities	$5,193,505	$98,635	$4,464,161	$(323)

Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	December 31, 2023
	Amortized	Carrying	Fair	Gross Unrealized
	Cost	Value[1]	Value	Gain	Loss
Municipal securities	$120,705	$120,705	$125,525	$5,014	$(194)
Mortgage-backed securities:
Residential agency	2,255,340	2,092,083	1,917,810	125	(174,398)
Commercial agency	17,258	15,914	15,067	—	(847)
Other debt securities	15,787	15,787	14,184	—	(1,603)
Total investment securities	2,409,090	2,244,489	2,072,586	5,139	(177,042)
Allowance for credit losses	(336)	(336)	—	—	—
Investment securities, net of allowance	$2,408,754	$2,244,153	$2,072,586	$5,139	$(177,042)
1     Carrying value includes $165 million of net unrealized loss which remains in AOCI in the Consolidated Balance Sheets related to certain securities transferred during the second quarter of 2022 from the Available for Sale securities portfolio to the Investment securities portfolio.

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

The amortized cost and fair values of investment securities at December 31, 2023, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Carrying value	$17,262	$108,343	$26,788	$13	$152,406	3.29
Fair value	17,314	112,140	25,309	13	154,776
Residential mortgage-backed securities:
Carrying value					$2,092,083	[2]
Fair value					1,917,810
Total investment securities:
Carrying value					$2,244,489
Fair value					2,072,586
1Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 5.0 years based upon current prepayment assumptions.

Temporarily Impaired Investment Securities
(In thousands):

	December 31, 2023
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	13	$1,931	$5	$6,600	$189	$8,531	$194
Mortgage-backed securities:
Residential agency	116	—	—	1,916,732	174,398	1,916,732	174,398
Commercial agency	2	—	—	15,067	847	15,067	847
Other debt securities	3	—	—	8,672	1,603	8,672	1,603
Total investment securities	134	$1,931	$5	$1,947,071	$177,037	$1,949,002	$177,042

	December 31, 2022
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	22	$18,037	$406	$544	$58	$18,581	$464
Mortgage-backed securities:
Residential agency	116	2,142,114	172,014	—	—	2,142,114	172,014
Commercial agency	2	14,588	1,021	—	—	14,588	1,021
Other debt securities	3	9,428	571	257	18	9,685	589
Total investment securities	143	$2,184,167	$174,012	$801	$76	$2,184,968	$174,088

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	December 31, 2023
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,000	$925	$—	$(75)
Municipal securities	544,707	502,833	1	(41,875)
Mortgage-backed securities:
Residential agency	7,066,645	6,834,720	36,983	(268,908)
Residential non-agency	833,535	799,877	12,865	(46,523)
Commercial agency	4,456,918	4,147,853	2,972	(312,037)
Other debt securities	500	473	—	(27)
Total available for sale securities	$12,903,305	$12,286,681	$52,821	$(669,445)

	December 31, 2022
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,000	$898	$—	$(102)
Municipal securities	687,875	624,500	321	(63,696)
Mortgage-backed securities:
Residential agency	6,161,358	5,814,496	13,085	(359,947)
Residential non-agency	616,423	577,576	11,776	(50,623)
Commercial agency	4,892,257	4,475,917	3,479	(419,819)
Other debt securities	500	473	—	(27)
Total available for sale securities	$12,359,413	$11,493,860	$28,661	$(894,214)

The amortized cost and fair values of available for sale securities at December 31, 2023, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$397,083	$3,008,053	$1,122,067	$475,922	$5,003,125	5.28
Fair value	392,254	2,764,659	1,040,314	454,857	4,652,084
Residential mortgage-backed securities:
Amortized cost					$7,900,180	[2]
Fair value					7,634,597
Total available for sale securities:
Amortized cost					$12,903,305
Fair value					12,286,681
1Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.0 years based upon current prepayment assumptions.

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Proceeds	$834,704	$307,481	$622,881
Gross realized gains	1,180	5,054	5,702
Gross realized losses	(31,816)	(6,025)	(1,998)
Related federal and state income tax expense (benefit)	(7,206)	(227)	889

The fair value of debt securities pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was $13.9 billion at December 31, 2023 and $11.2 billion at December 31, 2022. The secured parties do not have the right to sell or repledge these securities.

Temporarily Impaired Available for Sale Securities
(In thousands)

	December 31, 2023
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	1	$—	$—	$925	$75	$925	$75
Municipal securities	190	6,799	410	494,955	41,465	501,754	41,875
Mortgage-backed securities:
Residential agency	630	690,118	3,689	3,717,975	265,219	4,408,093	268,908
Residential non-agency	32	116,077	1,244	451,370	45,279	567,447	46,523
Commercial agency	269	392,828	2,626	3,421,757	309,411	3,814,585	312,037
Other debt securities	1	—	—	473	27	473	27
Total available for sale securities	1,123	$1,205,822	$7,969	$8,087,455	$661,476	$9,293,277	$669,445

	December 31, 2022
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	1	$—	$—	$899	$102	$899	$102
Municipal securities	227	146,634	5,301	428,248	58,395	574,882	63,696
Mortgage-backed securities:
Residential agency	613	3,879,582	256,973	863,732	102,974	4,743,314	359,947
Residential non-agency	26	499,716	50,623	—	—	499,716	50,623
Commercial agency	285	1,647,778	63,701	2,535,816	356,118	4,183,594	419,819
Other debt securities	1	—	—	473	27	473	27
Total available for sale securities	1,153	$6,173,710	$376,598	$3,829,168	$517,616	$10,002,878	$894,214

No credit impairment of available for sale securities was identified in 2023. Unrealized losses are related to changes in interest rates subsequent to purchase and are not attributable to credit. Based on evaluations of impaired securities as of December 31, 2023, the Company does not intend to sell any impaired available for sale securities before fair value recovers to the current amortized cost, and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

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

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	December 31, 2023		December 31, 2022
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Residential agency mortgage-backed securities	$20,671	$(1,406)	$296,590	$338
(3) Derivatives

The following table summarizes the fair values of derivative contracts recorded as "derivative contracts" assets and liabilities in the balance sheet at December 31, 2023 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,754,476	$108,450	$(6,810)	$101,640	$(94,608)	$7,032
Energy contracts	7,846,190	836,425	(399,148)	437,277	(169,141)	268,136
Foreign exchange contracts	54,999	53,863	—	53,863	(872)	52,991
Equity option contracts	3,316	54	—	54	(44)	10
Total customer risk management programs	10,658,981	998,792	(405,958)	592,834	(264,665)	328,169
Trading	16,264,818	118,545	(37,111)	81,434	(6,996)	74,438
Interest rate risk management programs	425,014	7,697	—	7,697	—	7,697
Total derivative contracts	$27,348,813	$1,125,034	$(443,069)	$681,965	$(271,661)	$410,304

	Liabilities
	Notional¹	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,754,476	$108,402	$(6,810)	$101,592	$—	$101,592
Energy contracts	8,254,004	831,467	(399,148)	432,319	(6,441)	425,878
Foreign exchange contracts	54,405	53,065	—	53,065	—	53,065
Equity option contracts	3,316	54	—	54	—	54
Total customer risk management programs	11,066,201	992,988	(405,958)	587,030	(6,441)	580,589
Trading	20,644,156	224,648	(37,111)	187,537	(181,917)	5,620
Interest rate risk management programs	2,244	1,264	—	1,264	—	1,264
Total derivative contracts	$31,712,601	$1,218,900	$(443,069)	$775,831	$(188,358)	$587,473
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

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the Consolidated Statements of Earnings (in thousands):

	Year Ended December 31,
	2023		2022		2021
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts	$5,531	$—	$10,690	$—	$5,503	$—
Energy contracts	30,715	—	34,435	—	14,190	—
Agricultural contracts	—	—	—	—	27	—
Foreign exchange contracts	276	—	591	—	712	—
Total customer risk management programs	36,522	—	45,716	—	20,432	—
Trading[1]	(139,235)	—	48,616	—	(11,453)	—
Internal risk management programs	—	(9,921)	—	(73,011)	—	(19,378)
Total derivative contracts	$(102,713)	$(9,921)	$94,332	$(73,011)	$8,979	$(19,378)
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

No derivative contracts have been designated as hedging instruments for financial reporting purposes.
(4) Loans and Allowances for Credit Losses

The portfolio segments of the loan portfolio are as follows (in thousands):

	December 31, 2023				December 31, 2022
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non- accrual	Total
Commercial	$3,558,563	$11,135,075	$110,131	$14,803,769	$3,392,422	$10,759,780	$60,297	$14,212,499
Commercial real estate	791,757	4,538,570	7,320	5,337,647	874,716	3,715,491	16,570	4,606,777
Loans to individuals	2,282,914	1,452,620	28,018	3,763,552	2,099,165	1,593,779	44,930	3,737,874
Total	$6,633,234	$17,126,265	$145,469	$23,904,968	$6,366,303	$16,069,050	$121,797	$22,557,150
Foregone interest on nonaccrual loans				$7,863				$6,796

At December 31, 2023, loans to businesses and individuals with collateral primarily located in Texas totaled $7.6 billion or 32% of the total loan portfolio. Loans to businesses and individuals with collateral primarily located in Oklahoma totaled $3.3 billion or 14% of our total loan portfolio. Loans to businesses and individuals with collateral primarily located in Colorado totaled $2.7 billion or 11% of our total loan portfolio. Loans for which the collateral location is not relevant, such as unsecured loans and reserve-based energy loans, are distributed by the borrower’s primary operating location. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas.

At December 31, 2022, loans to businesses and individuals with collateral primarily located in Texas totaled $7.3 billion or 32% of the loan portfolio, loans to businesses and individuals with collateral primarily located in Oklahoma totaled $3.5 billion or 16% of the loan portfolio and loans to businesses and individuals with collateral primarily located in Colorado totaled $2.5 billion or 11% of the loan portfolio.

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

At December 31, 2023, commercial loans with collateral primarily located in Texas totaled $4.8 billion or 33% of the commercial loan portfolio segment. Commercial loans with collateral primarily located in Oklahoma totaled $1.8 billion or 12% of the commercial loan portfolio segment. Commercial loans with collateral primarily located in Colorado totaled $1.8 billion or 12% of the commercial loan portfolio segment. The commercial loan portfolio segment is further divided into loan classes. The healthcare loan class totaled $4.1 billion or 17% of total loans. The healthcare loan class consists primarily of loans for the development and operation of senior housing and care facilities, including independent living, assisted living and skilled nursing. Healthcare also includes loans to hospitals and other medical service providers. The services loan class totaled $3.6 billion or 15% of total loans. Approximately $1.6 billion of loans in the services class consisted of loans with individual balances of less than $10 million. Businesses included in the services class include Native American tribal and state and local municipal government entities, Native American tribal casino operations, educational services, foundations and not-for-profit organizations and specialty trade contractors. The energy loan class totaled $3.4 billion or 14% of total loans, including $2.7 billion of outstanding loans to energy producers. Approximately 69% of the committed production loans are secured by properties primarily producing oil and 31% of the committed production loans are secured by properties primarily producing natural gas.

At December 31, 2022, commercial loans with collateral primarily located in Texas totaled $4.7 billion or 33% of the commercial loan portfolio segment, commercial loans with collateral primarily located in Oklahoma totaled $2.1 billion or 15% of the commercial loan portfolio segment and commercial loans with collateral primarily located in Colorado totaled $1.8 billion or 12% of the commercial loan portfolio segment. The healthcare loan class totaled $3.8 billion or 17% of total loans. The services loan class totaled $3.4 billion or 15% of total loans. Approximately $1.6 billion of loans in the services category consisted of loans with individual balances of less than $10 million. The energy loan class totaled $3.4 billion or 15% of total loans, including $2.7 billion of outstanding loans to energy producers. At December 31, 2022, approximately 72% of committed production loans were secured by properties primarily producing oil and 28% were secured by properties producing natural gas.

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

At December 31, 2023, 31% of commercial real estate loans were secured by properties primarily located in the Dallas and Houston metropolitan areas of Texas while concentrations in all other states were less than 10%. At December 31, 2022, 30% of commercial real estate loans are secured by properties primarily located in the Dallas and Houston metropolitan areas of Texas while concentrations in all other states were less than 10%.

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

Approximately 91% of the loans in this segment are secured by collateral located within our geographical footprint. Loans for which the collateral location is less relevant, such as unsecured loans, are categorized by the borrower’s primary location.

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2023, outstanding commitments totaled $14.8 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At December 31, 2023, outstanding standby letters of credit totaled $711 million.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the year ended December 31, 2023 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$131,586	$57,648	$46,470	$235,704
Provision for loan losses	19,308	42,151	(1,941)	59,518
Loans charged off	(12,898)	(8,446)	(5,972)	(27,316)
Recoveries of loans previously charged off	3,236	3,365	2,616	9,217
Ending balance	$141,232	$94,718	$41,173	$277,123

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$18,246	$40,490	$2,183	$60,919
Provision for off-balance sheet credit risk	1,516	(13,051)	(407)	(11,942)
Ending balance	$19,762	$27,439	$1,776	$48,977

A $46.0 million provision for credit losses was recorded for the year ended December 31, 2023, primarily due to loan growth and changes in our economic forecast during the year, including a more challenging commercial real estate environment.

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the year ended December 31, 2022 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$162,056	$58,553	$35,812	$256,421
Provision for loan losses	(12,782)	(813)	14,023	428
Loans charged off	(22,382)	(269)	(6,095)	(28,746)
Recoveries of loans previously charged off	4,694	177	2,730	7,601
Ending balance	$131,586	$57,648	$46,470	$235,704

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$13,812	$17,442	$1,723	$32,977
Provision for off-balance sheet credit risk	4,434	23,048	460	27,942
Ending balance	$18,246	$40,490	$2,183	$60,919

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit is for the year ended December 31, 2021 summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$254,934	$86,558	$47,148	$388,640
Provision for loan losses	(59,326)	(26,522)	(9,354)	(95,202)
Loans charged off	(43,956)	(2,485)	(4,910)	(51,351)
Recoveries	10,404	1,002	2,928	14,334
Ending balance	$162,056	$58,553	$35,812	$256,421

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$14,422	$20,571	$1,928	$36,921
Provision for off-balance sheet credit losses	(610)	(3,129)	(205)	(3,944)
Ending balance	$13,812	$17,442	$1,723	$32,977

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at December 31, 2023 is as follows (in thousands):

	Collectively Measured for General Allowances		Individually Measured for Specific Allowances		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$14,693,638	$138,540	$110,131	$2,692	$14,803,769	$141,232
Commercial real estate	5,330,327	94,718	7,320	—	5,337,647	94,718
Loans to individuals	3,735,534	41,173	28,018	—	3,763,552	41,173
Total	$23,759,499	$274,431	$145,469	$2,692	$23,904,968	$277,123

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

The following table summarizes the Company's loan portfolio at December 31, 2023 by the risk grade categories and vintage (in thousands):

	Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Healthcare
Pass	$650,768	$895,602	$590,736	$409,001	$331,897	$809,858	$281,378	$15	$3,969,255
Special Mention	—	—	—	21,791	—	31,235	5	—	53,031
Accruing Substandard	—	2,128	18,508	6,911	—	10,896	975	—	39,418
Nonaccrual	—	—	—	30,290	23,129	28,110	—	—	81,529
Total healthcare	650,768	897,730	609,244	467,993	355,026	880,099	282,358	15	4,143,233
Loans charged off, year-to-date	—	—	—	—	2,500	—	—	—	2,500
Energy
Pass	190,122	100,006	43,769	7,876	9,562	11,583	3,025,590	—	3,388,508
Special Mention	—	—	—	—	—	—	13,950	—	13,950
Accruing Substandard	—	—	—	—	—	—	16,800	—	16,800
Nonaccrual	—	—	—	—	—	99	17,744	—	17,843
Total energy	190,122	100,006	43,769	7,876	9,562	11,682	3,074,084	—	3,437,101
Loans charged off, year-to-date	—	—	—	—	—	—	—	—	—
Services
Pass	900,090	526,776	401,872	228,818	106,112	643,477	730,729	595	3,538,469
Special Mention	—	1,085	1,520	1,341	534	4,522	81	—	9,083
Accruing Substandard	—	13,712	178	326	3,972	3,746	3,108	13	25,055
Nonaccrual	—	—	1,635	338	—	—	1,643	—	3,616
Total services	900,090	541,573	405,205	230,823	110,618	651,745	735,561	608	3,576,223
Loans charged off, year-to-date	—	—	3,060	—	—	—	2,642	—	5,702
General business
Pass	942,468	436,832	224,735	138,951	101,100	287,744	1,389,128	2,164	3,523,122
Special Mention	10,264	16,167	8,420	1,253	321	8,295	897	—	45,617
Accruing Substandard	4,401	33,194	1,716	27	—	—	31,992	—	71,330
Nonaccrual	—	1,134	—	—	—	48	5,956	5	7,143
Total general business	957,133	487,327	234,871	140,231	101,421	296,087	1,427,973	2,169	3,647,212
Loans charged off, year-to-date	—	—	4,598	2	—	48	10	38	4,696
Total commercial	2,698,113	2,026,636	1,293,089	846,923	576,627	1,839,613	5,519,976	2,792	14,803,769

Commercial real estate:
Pass	396,891	1,941,913	1,194,759	416,647	513,555	705,092	136,095	—	5,304,952
Special Mention	—	476	—	—	—	19,171	—	—	19,647
Accruing Substandard	2,992	—	3	—	—	2,733	—	—	5,728
Nonaccrual	—	—	—	—	7,170	150	—	—	7,320
Total commercial real estate	399,883	1,942,389	1,194,762	416,647	520,725	727,146	136,095	—	5,337,647
Loans charged off, year-to-date	—	—	—	—	—	8,446	—	—	8,446

	Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Loans to individuals:
Residential mortgage
Pass	426,089	320,733	342,927	349,742	54,801	243,356	375,739	23,895	2,137,282
Special Mention	157	140	131	1,361	18	134	2,982	93	5,016
Accruing Substandard	—	150	—	—	37	49	50	—	286
Nonaccrual	79	1,419	237	544	344	12,381	2,387	665	18,056
Total residential mortgage	426,325	322,442	343,295	351,647	55,200	255,920	381,158	24,653	2,160,640
Loans charged off, year-to-date	—	—	51	4	—	17	—	1	73
Residential mortgage guaranteed by U.S. government agencies
Pass	633	1,788	2,220	4,297	6,441	124,719	—	—	140,098
Nonaccrual	—	—	—	280	375	9,054	—	—	9,709
Total residential mortgage guaranteed by U.S. government agencies	633	1,788	2,220	4,577	6,816	133,773	—	—	149,807
Personal
Pass	218,401	229,580	149,291	136,215	75,348	137,629	503,841	145	1,450,450
Special Mention	66	39	106	30	8	—	1,918	3	2,170
Accruing Substandard	—	64	12	9	144	—	3	—	232
Nonaccrual	4	51	9	16	3	12	158	—	253
Total personal	218,471	229,734	149,418	136,270	75,503	137,641	505,920	148	1,453,105
Loans charged off, year-to-date[1]	5,636	82	96	43	—	10	6	26	5,899
Total loans to individuals	645,429	553,964	494,933	492,494	137,519	527,334	887,078	24,801	3,763,552
Total loans	$3,743,425	$4,522,989	$2,982,784	$1,756,064	$1,234,871	$3,094,093	$6,543,149	$27,593	$23,904,968
1    Includes charge-offs on deposit overdrafts, which are generally charged off at 60 days past due.

The following table summarizes the Company's loan portfolio at December 31, 2022 by the risk grade categories and vintage (in thousands):

	Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Healthcare
Pass	$932,097	$604,886	$476,854	$404,204	$464,989	$618,163	$245,898	$20	$3,747,111
Special Mention	—	—	—	20,071	—	18,859	4	—	38,934
Accruing Substandard	—	—	—	—	—	14,304	3,634	—	17,938
Nonaccrual	—	—	—	26,480	6,373	8,181	—	—	41,034
Total healthcare	932,097	604,886	476,854	450,755	471,362	659,507	249,536	20	3,845,017
Energy
Pass	157,745	76,951	30,284	12,783	5,992	4,980	3,104,906	—	3,393,641
Accruing Substandard	—	—	—	664	385	683	28,018	—	29,750
Nonaccrual	—	—	—	—	—	159	1,240	—	1,399
Total energy	157,745	76,951	30,284	13,447	6,377	5,822	3,134,164	—	3,424,790
Services
Pass	821,785	496,510	286,085	193,481	156,736	696,300	722,371	639	3,373,907
Special Mention	502	5,139	989	771	894	1,345	8,668	—	18,308
Accruing Substandard	—	—	—	2,459	43	2,789	17,665	122	23,078
Nonaccrual	—	5,570	449	—	—	2,389	7,820	—	16,228
Total services	822,287	507,219	287,523	196,711	157,673	702,823	756,524	761	3,431,521
General business
Pass	725,894	361,839	198,274	172,878	139,140	283,694	1,570,536	2,329	3,454,584
Special Mention	17,759	13,065	208	71	7	2,291	7,094	26	40,521
Accruing Substandard	—	2,169	66	4,130	4,680	3,287	94	4	14,430
Nonaccrual	—	—	1,052	14	72	5	485	8	1,636
Total general business	743,653	377,073	199,600	177,093	143,899	289,277	1,578,209	2,367	3,511,171
Total commercial	2,655,782	1,566,129	994,261	838,006	779,311	1,657,429	5,718,433	3,148	14,212,499

Commercial real estate:
Pass	1,188,483	1,158,002	552,616	641,102	247,625	633,304	161,616	—	4,582,748
Accruing Substandard	—	—	—	7,459	—	—	—	—	7,459
Nonaccrual	—	—	—	—	—	16,570	—	—	16,570
Total commercial real estate	1,188,483	1,158,002	552,616	648,561	247,625	649,874	161,616	—	4,606,777

	Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Loans to individuals:
Residential mortgage
Pass	354,497	373,190	393,002	63,142	40,525	260,625	352,126	22,176	1,859,283
Special Mention	—	81	42	—	142	388	527	87	1,267
Accruing Substandard	—	—	187	—	—	138	117	1	443
Nonaccrual	32	1,656	2,717	362	1,904	20,139	2,216	765	29,791
Total residential mortgage	354,529	374,927	395,948	63,504	42,571	281,290	354,986	23,029	1,890,784
Residential mortgage guaranteed by U.S. government agencies
Pass	289	2,254	9,000	10,722	17,244	191,426	—	—	230,935
Nonaccrual	—	—	299	1,460	2,319	10,927	—	—	15,005
Total residential mortgage guaranteed by U.S. government agencies	289	2,254	9,299	12,182	19,563	202,353	—	—	245,940
Personal
Pass	254,497	193,095	154,887	172,114	68,871	201,278	549,187	332	1,594,261
Special Mention	47	28	40	12	17	—	6,003	4	6,151
Accruing Substandard	—	444	—	160	—	—	—	—	604
Nonaccrual	38	7	12	22	14	18	23	—	134
Total personal	254,582	193,574	154,939	172,308	68,902	201,296	555,213	336	1,601,150
Total loans to individuals	609,400	570,755	560,186	247,994	131,036	684,939	910,199	23,365	3,737,874
Total loans	$4,453,665	$3,294,886	$2,107,063	$1,734,561	$1,157,972	$2,992,242	$6,790,248	$26,513	$22,557,150

Nonaccruing Loans

A summary of nonaccruing loans as of December 31, 2023 follows (in thousands):

	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Healthcare	$81,529	$40,372	$41,157	$1,478
Energy	17,843	17,843	—	—
Services	3,616	1,684	1,932	1,214
General business	7,143	7,143	—	—
Total commercial	110,131	67,042	43,089	2,692

Commercial real estate	7,320	7,320	—	—

Loans to individuals:
Residential mortgage	18,056	18,056	—	—
Residential mortgage guaranteed by U.S. government agencies	9,709	9,709	—	—
Personal	253	253	—	—
Total loans to individuals	28,018	28,018	—	—

Total	$145,469	$102,380	$43,089	$2,692

A summary of nonaccruing loans as of December 31, 2022 follows (in thousands):

	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Healthcare	$41,034	$34,661	$6,373	$946
Energy	1,399	1,399	—	—
Services	16,228	7,835	8,393	3,074
General business	1,636	1,636	—	—
Total commercial	60,297	45,531	14,766	4,020

Commercial real estate	16,570	393	16,177	1,550

Loans to individuals:
Residential mortgage	29,791	29,791	—	—
Residential mortgage guaranteed by U.S. government agencies	15,005	15,005	—	—
Personal	134	134	—	—
Total loans to individuals	44,930	44,930	—	—

Total	$121,797	$90,854	$30,943	$5,570

Loan Modifications to Borrowers Experiencing Financial Difficulty

At December 31, 2023 the Company had $130 million of loan modifications to borrowers experiencing financial difficulty, including $67 million of general business loans, $47 million of healthcare loans and $13 million of residential mortgage loans guaranteed by U.S. government agencies. Modifications generally consist of interest rate reductions, an other than insignificant payment delay, term extension or a combination. Approximately $93 million of the modifications are term extensions of general business, healthcare and services loans, and $36 million are combination modifications to healthcare loans and residential mortgage loans guaranteed by U.S. government agencies. During the twelve months ended December 31, 2023, $4.8 million of residential mortgage loans guaranteed by U.S. government agencies were modified and subsequently defaulted. A payment default is defined as being 30 or more days past due after modification.

Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans, as modified for short-term payment deferral forbearance.

A summary of loans currently performing and past due as of December 31, 2023 is as follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total	Past Due 90 Days or More and Accruing
Commercial:
Healthcare	$4,071,336	$18,019	$30,290	$23,588	$4,143,233	$—
Services	3,575,787	2	—	434	3,576,223	—
Energy	3,437,101	—	—	—	3,437,101	—
General business	3,639,775	412	1,157	5,868	3,647,212	—
Total commercial	14,723,999	18,433	31,447	29,890	14,803,769	—

Commercial real estate	5,327,481	2,992	—	7,174	5,337,647	3

Loans to individuals:
Permanent mortgage	2,149,927	6,340	1,494	2,879	2,160,640	36
Permanent mortgages guaranteed by U.S. government agencies	54,122	25,085	17,053	53,547	149,807	48,201
Personal	1,450,302	2,561	88	154	1,453,105	131
Total loans to individuals	3,654,351	33,986	18,635	56,580	3,763,552	48,368

Total	$23,705,831	$55,411	$50,082	$93,644	$23,904,968	$48,371

A summary of loans currently performing and past due as of December 31, 2022 is as follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total	Past Due 90 Days or More and Accruing
Commercial:
Healthcare	$3,812,164	$5,914	$26,480	$459	$3,845,017	$—
Services	3,423,042	1,060	2,461	4,958	3,431,521	—
Energy	3,424,766	24	—	—	3,424,790	—
General business	3,509,094	257	1,424	396	3,511,171	396
Total commercial	14,169,066	7,255	30,365	5,813	14,212,499	396

Commercial real estate	4,606,029	531	—	217	4,606,777	—

Loans to individuals:
Permanent mortgage	1,872,155	10,632	1,828	6,169	1,890,784	114
Permanent mortgages guaranteed by U.S. government agencies	108,019	36,119	19,400	82,402	245,940	75,604
Personal	1,600,595	502	21	32	1,601,150	—
Total loans to individuals	3,580,769	47,253	21,249	88,603	3,737,874	75,718

Total	$22,355,864	$55,039	$51,614	$94,633	$22,557,150	$76,114

(5) Premises and Equipment and Leases

Premises and equipment at December 31 are summarized as follows (in thousands):

	December 31,
	2023	2022
Land	$69,121	$69,944
Buildings and improvements	525,941	469,001
Software and related integration	219,646	198,057
Furniture and equipment	211,082	201,830
Construction in progress	68,412	35,736
Premises and equipment	1,094,202	974,568
Less: Accumulated depreciation	471,979	409,393
Premises and equipment, net of accumulated depreciation	$622,223	$565,175

Depreciation expense of premises and equipment was $68.7 million, $68.4 million and $63.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Premises and equipment include right-of-use assets for leased office space and facilities. Leases are at market rates at inception and may contain escalations based on consumer price index or similar benchmarks and options to renew at then market rates.

Right-of-use assets of $221 million at December 31, 2023 and $177 million at December 31, 2022 are included in buildings and improvements, and related right-of-use liabilities are included in other liabilities. At December 31, 2023, the weighted-average remaining lease term was 9.4 years and the weighted average discount rate on operating leases was 3.1%.

At December 31, 2023, undiscounted operating lease liabilities are scheduled to mature as follows (in thousands):

2024	$34,000
2025	33,351
2026	32,844
2027	30,416
2028	28,930
Thereafter	182,273
Total undiscounted lease payments	341,814
Less: Interest	85,512
Lease liabilities	$256,302

Total lease expense for BOK Financial was $42.2 million in 2023, $41.7 million in 2022 and $35.8 million in 2021. Rent expense and right-of-use asset amortization recognized as occupancy and equipment expense was $25.3 million in 2023, $24.5 million in 2022 and $23.4 million in 2021. Operating cash flows from operating leases were $26.8 million, $23.3 million and $25.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. Operating expenses related to leased assets and short-term lease costs totaled $15.6 million, $13.0 million and $11.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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
(6) Goodwill and Intangible Assets

The following table presents the original cost and accumulated amortization of intangible assets (in thousands):

	Dec. 31,
	2023	2022
Core deposit premiums	$103,200	$103,200
Less: Accumulated amortization	65,275	55,130
Net core deposit premiums	37,925	48,070

Other identifiable intangible assets	67,151	78,154
Less: Accumulated amortization	45,097	50,093
Net other identifiable intangible assets	22,054	28,061

Total intangible assets, net	$59,979	$76,131

Expected amortization expense for intangible assets that will continue to be amortized (in thousands):

	Core Deposit Premiums	Other Identifiable Intangible Assets	Total
2024	$9,379	$2,163	$11,542
2025	8,675	1,817	10,492
2026	7,986	1,498	9,484
2027	6,956	1,313	8,269
2028	4,929	1,022	5,951
Thereafter	—	14,241	14,241
Total	$37,925	$22,054	$59,979

The changes in the carrying value of goodwill by operating segment are as follows (in thousands):

	Commercial Banking	Consumer Banking	Wealth Management	Funds Management and Other	Total
Balance, December 31, 2021	$910,589	$43,458	$90,702	$—	$1,044,749
Balance, December 31, 2022	910,589	43,458	90,702	—	1,044,749
Balance, December 31, 2023	910,589	43,458	90,702	—	1,044,749

At October 1, 2023, the Company performed a qualitative impairment assessment of goodwill based on factors including, but not limited to, general economic conditions, financial services industry considerations, regional economic conditions, global health concerns and related medical developments, general BOKF Financial performance and reporting unit performance. No impairment was indicated for any reporting unit.
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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	December 31, 2023		December 31, 2022
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$56,922	$56,457	$74,941	$73,938
Residential mortgage loan commitments	34,783	1,379	45,492	1,054
Forward sales contracts	75,448	(901)	109,469	280
		$56,935		$75,272

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of December 31, 2023 or December 31, 2022. No credit losses were recognized on residential mortgage loans held for sale for the years ended December 31, 2023, 2022 and 2021.

Mortgage banking revenue was as follows (in thousands):

	Year Ended
	2023	2022	2021
Production revenue:
Net realized gain (loss) on sales of mortgage loans	$(5,021)	$7,416	$76,282
Net change in unrealized gain on mortgage loans held for sale	538	(4,468)	(5,818)
Net change in the fair value of mortgage loan commitments	325	(5,113)	(14,268)
Net change in the fair value of forward sales contracts	(1,181)	327	4,516
Total mortgage production revenue	(5,339)	(1,838)	60,712
Servicing revenue	61,037	51,203	45,184
Total mortgage banking revenue	$55,698	$49,365	$105,896

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

The following represents a summary of mortgage servicing rights (dollars in thousands):

	December 31,
	2023	2022	2021
Number of residential mortgage loans serviced for others	115,967	110,541	102,008
Outstanding principal balance of residential mortgage loans serviced for others	$20,382,192	$18,863,201	$16,442,446
Weighted average interest rate	3.64%	3.59%	3.58%
Remaining contractual term (in months)	280	283	281

Activity in capitalized mortgage servicing rights during the three years ended December 31, 2023 is as follows (in thousands):

Balance, December 31, 2020	$101,172
Additions	31,132
Acquisitions	28,018
Change in fair value due to loan runoff	(38,761)
Change in fair value due to market changes	41,637
Balance, December 31, 2021	163,198
Additions	18,215
Acquisitions	47,675
Change in fair value due to loan runoff	(31,741)
Change in fair value due to market changes	80,261
Balance, December 31, 2022	277,608
Additions	12,142
Acquisitions	34,593
Change in fair value due to loan runoff	(27,344)
Change in fair value due to market changes	(3,115)
Balance, December 31, 2023	$293,884

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

Mortgage servicing rights are not traded in active markets. Fair value is determined by discounting the projected net cash flows. Significant assumptions used to determine fair value considered to be significant unobservable inputs were as follows:

	December 31,
	2023	2022
Discount rate – risk-free rate plus a market premium	9.72%	9.51%
Prepayment rate - based upon loan interest rate, original term and loan type	7.34%	7.54%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$69 - $94	$69 - $94
Delinquent loans	$150 - $500	$150 - $500
Loans in foreclosure	$875 - $8,000	$875 - $8,000
Primary/secondary mortgage rate spread	105 bps	105 bps
Escrow earnings rate – indexed to rates paid on deposit accounts with a comparable average life	3.90%	4.06%
Delinquency rate	2.06%	2.33%

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

(8) Deposits

Interest expense on deposits is summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Transaction deposits	$540,068	$108,956	$21,961
Savings	2,913	489	374
Total time	83,616	12,304	11,149
Total	$626,597	$121,749	$33,484

The aggregate amounts of time deposits in denominations of $250,000 or more at December 31, 2023 and 2022 were $1.1 billion and $470 million, respectively.

Time deposit maturities are as follows: 2024 – $2.4 billion, 2025 – $258 million, 2026 – $120 million, 2027 – $79 million, 2028 – $42 million and $91 million thereafter.

The aggregate amount of overdrawn customer transaction deposits that have been reclassified as loan balances was $5.7 million at December 31, 2023 and $10 million at December 31, 2022.

(9) Other Borrowed Funds

Information relating to other borrowings is summarized as follows (dollars in thousands):

	As of		Year Ended
	December 31, 2023		December 31, 2023
	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Funds purchased	$515,747	5.17%	$847,676	4.83%	$1,711,580
Repurchase agreements	607,001	1.70%	1,805,978	4.32%	4,433,480
Other borrowings:
Federal Home Loan Bank advances	7,675,000	5.51%	5,948,863	5.28%	7,875,000
GNMA repurchase liability	11,660	4.13%	11,224	4.04%	12,414
Other	14,892	5.50%	19,008	3.91%	26,311
Total other borrowings	7,701,552		5,979,095	5.28%
Subordinated debentures[1]	131,150	6.93%	131,155	6.83%	131,164
Total other borrowed funds	$8,955,450		$8,763,904	5.06%

	As of		Year Ended
	December 31, 2022		December 31, 2022
	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Funds purchased	$99,843	0.05%	$266,344	1.12%	$444,069
Repurchase agreements	2,170,534	4.42%	998,701	1.02%	3,034,312
Other borrowings:
Federal Home Loan Bank advances	4,700,000	4.48%	1,593,699	2.37%	4,700,000
GNMA repurchase liability	10,608	4.06%	6,692	4.38%	11,011
Other	26,300	3.20%	28,581	3.12%	30,382
Total other borrowings	4,736,908		1,628,972	2.41%
Subordinated debentures[1]	131,205	6.34%	131,206	4.95%	131,230
Total other borrowed funds	$7,138,490		$3,025,223	1.95%

	As of		Year Ended
	December 31, 2021		December 31, 2021
	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Funds purchased	$199,513	0.05%	$543,183	0.46%	$542,465
Repurchase agreements	2,126,936	0.08%	1,695,519	0.33%	2,920,728
Other borrowings:
Federal Home Loan Bank advances	—	—%	1,679,315	0.27%	2,600,000
GNMA repurchase liability	7,420	4.36%	11,956	4.06%	23,856
Paycheck protection program liquidity facility	—	—%	879,145	0.35%	1,662,598
Other	29,333	3.23%	29,445	4.18%	31,875
Total other borrowings	36,753		2,599,861	0.38%
Subordinated debentures[1]	131,226	3.95%	224,058	4.70%	276,049
Total other borrowed funds	$2,494,428		$5,062,621	0.56%
1 Parent Company only.

Aggregate annual principal repayments at December 31, 2023 are as follows (in thousands):

2024	$8,637,633
2025	178,225
2026	3,225
2027	1,775
2028	—
Thereafter	134,592
Total	$8,955,450

Funds purchased are unsecured and generally mature within one day to ninety days from the transaction date. Securities repurchase agreements are recorded as secured borrowings that generally mature within ninety days and are secured by certain available for sale securities.

Borrowings from the Federal Home Loan Banks are used for funding purposes. In accordance with policies of the Federal Home Loan Banks, BOK Financial has granted a blanket pledge of eligible assets (generally unencumbered U.S. Treasury and residential mortgage-backed securities, 1-4 family loans and multifamily loans) as collateral for these advances. The Federal Home Loan Banks have issued letters of credit totaling $513 million to secure BOK Financial’s obligations to depositors of public funds. The unused credit available to BOK Financial at December 31, 2023 pursuant to the Federal Home Loan Bank’s collateral policies is $2.8 billion.

As a result of the acquisition of CoBiz Financial in 2018, we obtained $60 million of subordinated debt issued in June 2015 that will mature on June 25, 2030. This debt bears interest at the rate of 5.625% through June 2025 and thereafter, the notes will bear interest at an annual floating rate equal to three-month SOFR plus 0.26% tenor spread adjustment plus 3.17%. The debt contains a call option that allows for repayment prior to contractual maturity. The call option is available on June 25, 2025 and quarterly thereafter at 100% of the principal amount.

Also through CoBiz Financial, we acquired junior subordinated debentures split across three issuance tranches. Junior subordinated debentures of $21 million will mature September 17, 2033 and bear an interest rate of three-month SOFR plus 0.26% tenor spread adjustment plus 2.95% that resets quarterly. Junior subordinated debentures of $31 million will mature on July 23, 2034 and bear an interest rate of three-month SOFR plus 0.26% tenor spread adjustment plus 2.60% that resets quarterly. Junior subordinated debentures of $20 million will mature on September 30, 2035 and bear an interest rate of three-month SOFR plus 0.26% tenor spread adjustment plus 1.45% that resets quarterly. The junior subordinated debentures are subject to early redemption prior to maturity.

BOK Financial Securities, Inc. may borrow funds from Pershing, LLC, a clearing broker/dealer and a wholly owned subsidiary of Bank of New York Mellon, for the purposes of financing securities purchases or to facilitate funding of investment banking activities on terms to be negotiated at the time of the borrowing. BOK Financial Securities, Inc. had no borrowings outstanding at December 31, 2023 and December 31, 2022.

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

(10) Federal and State Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Available for sale securities mark to market	$183,724	$255,244
Credit loss reserves	76,361	69,385
Lease liability	61,204	49,839
Deferred compensation	41,350	34,645
Unearned fees	12,682	12,915
Purchased loan discount	3,546	4,955
Share-based compensation	6,068	4,625
Valuation adjustments	4,860	5,792
Other	47,169	42,808
Total deferred tax assets	436,964	480,208

Deferred tax liabilities:
Right-of-use asset	51,943	40,741
Mortgage servicing rights	47,646	49,001
Acquired identifiable intangible	8,166	11,280
Depreciation	4,578	7,163
Lease financing	12,148	12,333
Other	42,887	38,357
Total deferred tax liabilities	167,368	158,875
Net deferred tax assets	$269,596	$321,333

No valuation allowance was necessary on deferred tax assets as of December 31, 2023 and 2022.

The significant components of the provision for income taxes attributable to continuing operations for BOK Financial are shown below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current income tax expense:
Federal	$152,600	$127,144	$121,196
State	19,298	18,185	21,065
Total current income tax expense	171,898	145,329	142,261

Deferred income tax expense (benefit):
Federal	(17,973)	(4,700)	29,777
State	(1,810)	(765)	7,737
Total deferred income tax expense (benefit)	(19,783)	(5,465)	37,514
Total income tax expense	$152,115	$139,864	$179,775

The reconciliations of income attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Amount:
Federal statutory tax	$143,482	$138,633	$167,181
Tax exempt revenue	(5,786)	(5,714)	(6,084)
Effect of state income taxes, net of federal benefit	13,330	13,490	22,489
Utilization of tax credits, net of proportional amortization of low-income housing, new market, and historical tax credits	(2,673)	(8,883)	(8,801)
Other, net	3,762	2,338	4,990
Total income tax expense	$152,115	$139,864	$179,775

	Year Ended December 31,
	2023	2022	2021
Percent of pretax income:
Federal statutory tax	21.0%	21.0%	21.0%
Tax exempt revenue	(0.8)	(0.8)	(0.7)
Effect of state income taxes, net of federal benefit	2.0	2.0	2.8
Utilization of tax credits, net of proportional amortization of low-income housing, new market, and historical tax credits	(0.4)	(1.4)	(1.1)
Other, net	0.5	0.4	0.6
Total	22.3%	21.2%	22.6%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2023	2022	2021
Balance as of January 1	$19,583	$21,092	$22,902
Additions for tax for current year positions	3,239	3,465	3,961
Settlements during the period	—	—	(1,754)
Lapses of applicable statute of limitations	(4,865)	(4,974)	(4,017)
Balance as of December 31	$17,957	$19,583	$21,092

Of the above unrecognized tax benefits, $14.1 million, if recognized, would have affected the effective tax rate.

BOK Financial recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company recognized $1.6 million for 2023, $1.8 million for 2022 and $2.3 million for 2021 in interest and penalties. The Company had approximately $5.7 million and $6.0 million accrued for the payment of interest and penalties at December 31, 2023 and 2022, respectively. Federal statutes remain open for federal tax returns filed in the previous three reporting periods. Various state income tax statutes remain open for the previous three to six reporting periods.
(11) Employee Benefits

Employee contributions to the Thrift Plan are eligible for Company matching equal to 6% of base compensation, as defined in the Plan. The Company-provided matching contribution rates range from 50% for employees with less than 4 years of service to 200% for employees with 15 or more years of service. Additionally, a maximum Company-provided, non-elective annual contribution of up to $600 per participant is provided for employees whose annual base compensation is less than $60,000. Participants may direct investments in their accounts to a variety of options, including a BOK Financial common stock fund and Cavanal Hill funds. Employer contributions, which are invested in accordance with the participant’s investment options, vest over five years. Thrift Plan expenses were $32.9 million for 2023, $31.7 million for 2022 and $30.5 million for 2021.

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

The Company awards restricted stock to certain officers and employees and RSUs to certain executives, (collectively "non-vested shares"). Vesting of all non-vested shares is subject to service requirements. Additionally, vesting of certain non-vested shares is subject to performance criteria based on changes in the Company's earnings per share relative to defined peers. The following represents a summary of the non-vested shares for the three years ended December 31, 2023 (in thousands):

	Restricted Stock		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2021	420,234		69,669
Granted	247,917	$73.01	17,570	$88.25
Vested	(166,965)	94.96	—	—
Forfeited	(11,632)	75.83	—	—
Non-vested at December 31, 2021	489,554		87,239
Granted	183,809	$108.23	25,416	$103.79
Vested	(139,859)	76.80	(61,645)	91.38
Forfeited	(40,620)	79.60	—	—
Non-vested at December 31, 2022	492,884		51,010
Granted	180,178	$97.56	7,275	$102.35
Vested	(103,515)	82.85	(6,894)	77.36
Forfeited	(30,557)	95.17	—	—
Non-vested at December 31, 2023	538,990		51,391

Compensation expense recognized on non-vested restricted stock totaled $14.8 million for 2023, $9.0 million for 2022 and $9.3 million for 2021. Unrecognized compensation cost of non-vested restricted stock totaled $22.5 million at December 31, 2023. We expect to recognize compensation expense of $13.0 million in 2024, $8.4 million in 2025, and $1.0 million in 2026 on the non-vested shares of restricted stock. Vesting of 136,006 shares of non-vested restricted stock may be increased or decreased based on performance criteria defined in the Plan documents. The fair value of restricted shares vested totaled $10.3 million, $15.0 million and $13.0 million during the years ended December 31, 2023, 2022 and 2021, respectively.

Compensation expense recognized on non-vested restricted stock units totaled $572 thousand for 2023, $597 thousand for 2022 and $4.0 million for 2021. Compensation cost for restricted stock units is variable based on the current fair value of BOK Financial common shares. Unrecognized compensation cost of non-vested restricted stock units totaled $1.7 million at December 31, 2023. We expect to recognize compensation expense of $926 thousand in 2024, $704 thousand in 2025 and $25 thousand in 2026 on the non-vested restricted stock units. Vesting of 25,210 non-vested restricted stock units may be increased or decreased based on performance criteria defined in the Plan documents. The intrinsic value of share-based liabilities paid in 2023 and 2022 was $709 thousand and $6.3 million, respectively. No share-based liabilities were paid in 2021.

(13) Related Parties

In compliance with applicable banking regulations, the Company may extend credit to certain executive officers, directors, principal shareholders and their affiliates (collectively referred to as "related parties") in the ordinary course of business. The Company’s loans to related parties do not involve more than the normal credit risk.

Activity in loans to related parties is summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance	$54,479	$95,219
Advances	1,424,041	731,664
Payments	(1,281,323)	(770,808)
Adjustments[1]	7,212	(1,596)
Ending balance	$204,409	$54,479
1    Adjustments generally consist of changes in status as a related party.
As defined by banking regulations, loan commitments and equity investments from the subsidiary banks to a single affiliate may not exceed 10% of unimpaired capital and surplus while loan commitments and equity investments to all affiliates may not exceed 20% of unimpaired capital and surplus. Loans to affiliates must be fully secured by eligible collateral. At December 31, 2023, loan commitments and equity investments were limited to $473 million to a single affiliate and $946 million to all affiliates. The largest loan commitment and equity investment to a single affiliate was $255 million, and the aggregate loan commitments and equity investments to all affiliates were $315 million. The largest outstanding amount to a single affiliate at December 31, 2023 was $1.1 million, and the total outstanding amounts to all affiliates were $1.1 million. At December 31, 2022, total loan commitments and equity investments to all affiliates were $344 million, and the total outstanding amounts to all affiliates were $3.9 million.

Certain related parties are customers of the Company for services other than loans, including consumer banking, corporate banking, risk management, wealth management, brokerage and trading, or fiduciary/trust services. The Company engages in transactions with related parties in the ordinary course of business in compliance with applicable regulations.

QuikTrip Corporation has entered into a fee sharing agreement with TransFund with respect to transactions completed at TransFund automated teller machines placed in QuikTrip locations. Pursuant to this agreement, BOKF paid QuikTrip approximately $11.4 million in 2023, $10.7 million in 2022 and $10.4 million in 2021. A BOK Financial director is Chief Executive Officer, Chairman, and a significant shareholder of QuikTrip Corporation.

Cavanal Hill Investment Management, Inc., a wholly-owned subsidiary of BOKF, NA, is the administrator to and investment advisor for the Cavanal Hill Funds, a diversified, open-ended investment company established as a business trust under the Investment Company Act of 1940. BOKF, NA is custodian and Cavanal Hill Distributors, Inc. is distributor for the Cavanal Hill Funds. The Cavanal Hill Funds' products are offered to customers, employee benefit plans, trusts and the general public in the ordinary course of business. Approximately 82% of the Cavanal Hill Funds’ assets of $5.0 billion are held for the Company's clients. A Company executive officer serves on the Cavanal Hill Funds' board of trustees, and officers of BOKF, NA serve as president and secretary of the funds. A majority of the members of the Cavanal Hill Funds’ board of trustees are, however, independent of the Company and the Cavanal Hill Funds are managed by its board of trustees.
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

BOK Financial currently owns 252,233 Visa Class B-1 shares (formerly Class B) which are convertible into 400,420 shares of Visa Class A shares after the final settlement of all covered litigation. Class B-1 shares may be diluted in the future if the escrow fund is not adequate to cover future covered litigation costs. No value has been currently assigned to the Class B-1 shares. On September 13, 2023, Visa, Inc. announced its intent to engage with common stockholders on a potential proposal that would result in the release of certain transfer restrictions on a portion of Visa Class B-1 common stock. The proposal was approved by a majority of voting common stockholders on January 23, 2024. As approved the proposal is expected to provide the option to convert up to 50% of our Class B-1 shares to Visa Class C shares and subsequently to freely transferable Visa Class A common shares. Conversion of Class B-1 shares would not reduce our proportionate share of the covered litigation losses.

On June 24, 2015, BOKF, NA received a complaint that an employee had colluded with a bond issuer and an individual in misusing revenues pledged to municipal bonds for which BOKF, NA served as trustee under the bond indenture. The Company conducted an investigation and concluded that employees in one of its Corporate Trust offices had, with respect to a single group of affiliated bond issuances, violated Company policies and procedures. The relationship manager was terminated. The Company reported the circumstances to, and cooperated with an investigation by, the SEC. On September 7, 2016, BOKF, NA agreed to, and the SEC entered, a consent order finding that BOKF, NA had violated Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act and required BOKF, NA to disgorge $1,067,721 of fees and pay a civil penalty of $600,000. BOKF, NA disgorged the fees and paid the penalty. On August 26, 2016, BOKF, NA was sued in the United States District Court for New Jersey by two bondholders in a putative class action alleging BOKF, NA participated in the fraudulent sale of securities by the principals. The action remains stayed with no current deadlines pending but was reassigned to a new District Judge after the previously assigned Judge took senior status. On September 14, 2016, BOKF, NA was sued in the District Court of Tulsa County, Oklahoma by 19 bondholders also alleging BOKF, NA participated in the fraudulent sale of securities by the principals. The Tulsa County District Court recently granted in part and denied in part BOKF, NA’s motion to dismiss the plaintiffs’ Third Amended Petition and BOKF is preparing to respond. Management is advised by counsel that a loss is not probable and that the loss, if any, cannot be reasonably estimated.

On December 28, 2015, in an action brought by the SEC, the New Jersey District Court entered a Consent Judgment against the principals involved in issuing the bonds. On January 8, 2020, the Court entered Final Judgment against the principal individual and his wife for $36,805,051 in principal amount and $10,937,831 in pre-judgment interest. The SEC continues to aggressively pursue collection of the judgment. If the individual principal and his wife cannot pay the bonds, a bondholder loss could become probable. Management has been advised by counsel that BOKF, NA has valid defenses to claims of bondholders and that no loss to the Company is probable. No provision for losses has been made at this time. BOKF, NA estimates that, upon sale of all remaining collateral securing payment of the bonds, approximately $33 million will remain outstanding. A reasonable estimate cannot be made of the amount of any bondholder loss, though the amount of bondholder loss could be material to the Company in the event a loss to the Company becomes probable.

As previously reported, a limited liability partnership sued BOKF, NA in the Colorado District Court in 2019 alleging that the Bank breached various fiduciary duties as trustee of a trust that was a co-general partner of the partnership and claiming in excess of $60 million in damages. In January 2023, the action was settled at no cost to BOKF, NA in excess of the cost of defense.

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

At December 31, 2023, the Company had $413 million in interests in various alternative investments generally consisting of unconsolidated limited partnership interests in entities for which investment return is in the form of low income housing tax credits or other investments in merchant banking activities. The investment balance also includes $100 million in unfunded commitments included in Other liabilities on the Consolidated Balance Sheets. At December 31, 2022, the Company had $390 million in interests in various alternative investments and included $81 million in unfunded commitments in Other liabilities.

Other Commitments and Contingencies

Cavanal Hill Funds’ assets include U.S. Treasury and government securities money market funds. Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury and Agencies. The net asset value of units in these funds was $1.00 at December 31, 2023. An investment in these funds is not insured by the FDIC or guaranteed by BOK Financial or any of its subsidiaries. BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00. No assets were purchased from the Cavanal Hill Funds in 2023 or 2022 in order to maintain the net asset value at $1.00.

The Federal Reserve Bank requires member banks to maintain certain minimum average cash balances. Member banks may satisfy reserve balance requirements through holdings of vault cash and balances maintained directly with a Federal Reserve Bank. The combined average balance of vault cash and balances held at the Federal Reserve Bank was $717 million for the year ended December 31, 2023 and $890 million for the year ended December 31, 2022.
(15) Shareholders' Equity

Preferred Stock

One billion shares of preferred stock with a par value of $0.00005 per share are authorized. The Series A Preferred Stock has no voting rights except as otherwise provided by Oklahoma corporate law and may be converted into one share of Common Stock for each 36 shares of Series A Preferred Stock at the option of the holder. Dividends are cumulative at an annual rate of ten percent of the $0.06 per share liquidation preference value when declared and are payable in cash. Aggregate liquidation preference is $15 million. No Series A Preferred Stock was outstanding in 2023, 2022 or 2021.

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

A bank falling below the minimum capital requirements, including the capital conservation buffer, would be subject to regulatory restrictions on capital distributions (including but not limited to dividends and share repurchases) and executive bonus payments. For a banking institution to qualify as well capitalized, Common Equity Tier 1, Tier I, Total and Leverage capital ratios must be at least 6.5%, 8%, 10% and 5%, respectively. Tier I capital consists primarily of common stockholders' equity, excluding unrealized gains or losses on available for sale securities, less goodwill, core deposit premiums and certain other intangible assets. Total capital consists primarily of Tier I capital plus preferred stock, subordinated debt and allowances for credit losses, subject to certain limitations. The subsidiary bank exceeded the regulatory definition of well capitalized as of December 31, 2023 and December 31, 2022.

A summary of regulatory capital minimum requirements and levels follows (dollars in thousands):

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer	Well Capitalized Bank Requirement	December 31, 2023		December 31, 2022
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	4.50%	2.50%	7.00%	N/A	$4,683,510	12.06%	$4,460,054	11.69%
BOKF, NA	4.50%	N/A	4.50%	6.50%	4,370,891	11.37%	4,176,978	11.05%
Tier I Capital (to Risk Weighted Assets):
Consolidated	6.00%	2.50%	8.50%	N/A	$4,686,487	12.07%	$4,464,763	11.71%
BOKF, NA	6.00%	N/A	6.00%	8.00%	4,370,891	11.37%	4,178,531	11.06%
Total Capital (to Risk Weighted Assets):
Consolidated	8.00%	2.50%	10.50%	N/A	$5,110,471	13.16%	$4,830,827	12.67%
BOKF, NA	8.00%	N/A	8.00%	10.00%	4,728,876	12.30%	4,478,559	11.85%
Leverage (Tier I Capital to Average Assets):
Consolidated	4.00%	N/A	4.00%	N/A	$4,686,487	9.45%	$4,464,763	9.91%
BOKF, NA	4.00%	N/A	4.00%	5.00%	4,370,891	8.86%	4,178,531	9.31%

Accumulated Other Comprehensive Income (Loss)

AOCI includes unrealized gains and losses on AFS securities. AOCI also includes unrealized losses on AFS securities that were transferred from AFS to investment securities in the second quarter of 2022. Such amounts are being amortized over the estimated remaining life of the security as an adjustment to yield, offsetting the related amortization of premium on the transferred securities. Gains and losses in AOCI are net of deferred income taxes.

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Investment Securities Transferred from AFS	Employee Benefit Plans	Total
Balance, December 31, 2020	$335,032	$—	$836	$335,868
Net change in unrealized gain (loss)	(343,730)	—	2,361	(341,369)
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(3,704)	—	—	(3,704)
Other comprehensive income (loss), before income taxes	(347,434)	—	2,361	(345,073)
Federal and state income tax	(82,177)	—	601	(81,576)
Other comprehensive income (loss), net of income taxes	(265,257)	—	1,760	(263,497)
Balance, December 31, 2021	69,775	—	2,596	72,371
Net change in unrealized gain (loss)	(1,227,414)	—	—	(1,227,414)
Transfer of net unrealized loss from AFS to investment securities	267,509	(267,509)	—	—
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	—	42,514	—	42,514
Operating expense, Personnel	—	—	(3,483)	(3,483)
Loss on available for sale securities, net	971	—	—	971
Other comprehensive income (loss), before income taxes	(958,934)	(224,995)	(3,483)	(1,187,412)
Federal and state income tax	(224,541)	(52,658)	(887)	(278,086)
Other comprehensive income (loss), net of income taxes	(734,393)	(172,337)	(2,596)	(909,326)
Balance, December 31, 2022	(664,618)	(172,337)	—	(836,955)
Net change in unrealized gain (loss)	218,293	—	—	218,293
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	—	60,394	—	60,394
Loss on available for sale securities, net	30,636	—	—	30,636
Other comprehensive income (loss), before income taxes	248,929	60,394	—	309,323
Federal and state income tax	57,523	13,945	—	71,468
Other comprehensive income (loss), net of income taxes	191,406	46,449	—	237,855
Balance, December 31, 2023	$(473,212)	$(125,888)	$—	$(599,100)

(16) Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Year Ended
	2023	2022	2021
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$530,746	$520,273	$618,121
Less: Earnings allocated to participating securities	4,253	3,803	4,299
Numerator for basic earnings per share – income available to common shareholders	526,493	516,470	613,822
Effect of reallocating undistributed earnings of participating securities	—	—	—
Numerator for diluted earnings per share – income available to common shareholders	$526,493	$516,470	$613,822

Denominator:
Weighted average shares outstanding	66,184,832	67,706,014	69,071,511
Less: Participating securities included in weighted average shares outstanding	533,263	493,286	479,591
Denominator for basic earnings per common share	65,651,569	67,212,728	68,591,920
Dilutive effect of employee stock compensation plans	—	7	2,402
Denominator for diluted earnings per common share	65,651,569	67,212,735	68,594,322

Basic earnings per share	$8.02	$7.68	$8.95
Diluted earnings per share	$8.02	$7.68	$8.95
(17) Reportable Segments

BOK Financial operates three principal lines of business: Commercial Banking, Consumer Banking and Wealth Management. Commercial Banking includes lending, treasury and cash management services and customer risk management products to small businesses, middle market and larger commercial customers. Commercial Banking also includes the TransFund EFT network. Consumer Banking includes retail lending and deposit services, lending and deposit services to small business customers served through the consumer branch network and all mortgage banking activities. Wealth Management provides fiduciary services, private bank services and investment advisory services in all markets. Insurance services were provided through November 30, 2023 when BOKF Insurance was sold. Wealth Management also underwrites state and municipal securities and engages in brokerage and trading activities.

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

BOK Financial allocates resources and evaluates performance of its lines of business after allocation of funds and capital costs. Credit costs are attributed to the lines of business based on net loans charged off or recovered. In addition, we measure the performance of our business lines after allocation of certain indirect expenses and taxes at statutory rates. The allocation for the prior comparable periods have been revised on a comparable basis.

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

The value of funds provided by the operating lines of business to the Funds Management unit is based on rates which approximate the wholesale market rates for funds with similar duration and repricing characteristics. Market rates are generally based on a proxy of wholesale borrowing rates or interest rate swap rates. The funds credit formula applied to deposit products with indeterminate maturities is established based on their repricing characteristics reflected in a combination of the short-term wholesale funding rate and a moving average of an intermediate term swap rate, with an appropriate spread applied to both. Shorter duration products are weighted towards the short-term wholesale funding rates and longer duration products are weighted towards intermediate swap rates. The expected duration ranges from 30 days for certain rate sensitive deposits to five years.

Substantially all revenue is from domestic customers. No single external customer accounts for more than 10% of total revenue.

Net loans charged off and provision for credit losses represents net loans charged off or recovered as attributed to the lines of business. The provision for credit losses in excess of net charge-offs or recoveries is attributed to Funds Management and Other.

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2023 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest and dividend revenue from external sources	$1,179,336	$59,985	$39,198	$(6,339)	$1,272,180
Net interest revenue (expense) from internal sources	(146,965)	389,791	142,340	(385,166)	—
Net interest and dividend revenue	1,032,371	449,776	181,538	(391,505)	1,272,180
Net loans charged off and provision for credit losses	13,967	5,157	(50)	26,926	46,000
Net interest and dividend revenue after provision for credit losses	1,018,404	444,619	181,588	(418,431)	1,226,180
Other operating revenue	246,225	123,678	506,447	(86,401)	789,949
Other operating expense	312,794	212,114	352,540	455,433	1,332,881
Net direct contribution	951,835	356,183	335,495	(960,265)	683,248
Gain (loss) on financial instruments, net	378	(14,806)	—	14,428	—
Change in fair value of mortgage servicing rights	—	(3,115)	—	3,115	—
Gain (loss) on repossessed assets, net	398	36	—	(434)	—
Corporate expense allocations	74,976	48,565	53,463	(177,004)	—
Net income before taxes	877,635	289,733	282,032	(766,152)	683,248
Federal and state income taxes	213,174	68,143	66,549	(195,751)	152,115
Net income	664,461	221,590	215,483	(570,401)	531,133
Net income attributable to non-controlling interests	—	—	—	387	387
Net income attributable to BOK Financial Corp. shareholders	$664,461	$221,590	$215,483	$(570,788)	$530,746

Average assets	$28,630,716	$9,561,512	$13,570,153	$(3,518,227)	$48,244,154

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2022 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest and dividend revenue from external sources	$818,213	$69,646	$155,974	$167,547	$1,211,380
Net interest revenue (expense) from internal sources	(73,764)	88,603	5,623	(20,462)	—
Net interest and dividend revenue	744,449	158,249	161,597	147,085	1,211,380
Net loans charged off and provision for credit losses	17,726	5,260	(175)	7,189	30,000
Net interest and dividend revenue after provision for credit losses	726,723	152,989	161,772	139,896	1,181,380
Other operating revenue	241,594	121,819	339,501	(59,657)	643,257
Other operating expense	289,243	209,210	312,377	353,650	1,164,480
Net direct contribution	679,074	65,598	188,896	(273,411)	660,157
Gain (loss) on financial instruments, net	1	(93,346)	4	93,341	—
Change in fair value of mortgage servicing rights	—	80,261	—	(80,261)	—
Gain (loss) on repossessed assets, net	(1,903)	139	—	1,764	—
Corporate expense allocations	67,278	44,965	50,241	(162,484)	—
Net income before taxes	609,894	7,687	138,659	(96,083)	660,157
Federal and state income taxes	148,358	1,798	32,639	(42,931)	139,864
Net income	461,536	5,889	106,020	(53,152)	520,293
Net income attributable to non-controlling interests	—	—	—	20	20
Net income attributable to BOK Financial Corp. shareholders	$461,536	$5,889	$106,020	$(53,172)	$520,273

Average assets	$29,084,957	$10,230,437	$16,209,684	$(8,500,442)	$47,024,636

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2021 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest and dividend revenue from external sources	$606,902	$67,856	$214,458	$228,817	$1,118,033
Net interest revenue (expense) from internal sources	(71,167)	35,671	(386)	35,882	—
Net interest and dividend revenue	535,735	103,527	214,072	264,699	1,118,033
Net loans charged off and provision for credit losses	31,128	4,009	(223)	(134,914)	(100,000)
Net interest and dividend revenue after provision for credit losses	504,607	99,518	214,295	399,613	1,218,033
Other operating revenue	262,402	173,341	298,962	21,070	755,775
Other operating expense	279,571	209,596	320,726	367,815	1,177,708
Net direct contribution	487,438	63,263	192,531	52,868	796,100
Gain (loss) on financial instruments, net	154	(21,871)	—	21,717	—
Change in fair value of mortgage servicing rights	—	41,637	—	(41,637)	—
Gain (loss) on repossessed assets, net	13,001	85	—	(13,086)	—
Corporate expense allocations	54,146	46,010	40,341	(140,497)	—
Net income before taxes	446,447	37,104	152,190	160,359	796,100
Federal and state income taxes	119,934	9,461	38,944	11,436	179,775
Net income	326,513	27,643	113,246	148,923	616,325
Net loss attributable to non-controlling interests	—	—	—	(1,796)	(1,796)
Net income attributable to BOK Financial Corp. shareholders	$326,513	$27,643	$113,246	$150,719	$618,121

Average assets	$28,536,881	$10,029,687	$19,425,475	$(7,840,340)	$50,151,703

(18) Fees and Commissions Revenue

Fees and commissions revenue by reportable segment and primary service line is as follows for the year ended December 31, 2023 (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$134,511	$—	$134,511	$134,511	$—
Customer hedging revenue	33,307	—	(102)	3,317	36,522	36,522	—
Retail brokerage revenue	—	—	15,908	—	15,908	—	15,908
Insurance brokerage revenue	—	—	10,679	—	10,679	—	10,679
Investment banking revenue	17,079	—	25,911	—	42,990	15,525	27,465
Brokerage and trading revenue	50,386	—	186,907	3,317	240,610	186,558	54,052
TransFund EFT network revenue	86,046	3,513	(69)	6	89,496	—	89,496
Merchant services revenue	9,172	34	—	—	9,206	—	9,206
Corporate card revenue	7,014	—	713	429	8,156	—	8,156
Transaction card revenue	102,232	3,547	644	435	106,858	—	106,858
Personal trust revenue	—	—	95,070	—	95,070	—	95,070
Corporate trust revenue	—	—	31,228	—	31,228	—	31,228
Institutional trust & retirement plan services revenue	—	—	58,692	—	58,692	—	58,692
Investment management services and other	—	—	22,349	(21)	22,328	—	22,328
Fiduciary and asset management revenue	—	—	207,339	(21)	207,318	—	207,318
Commercial account service charge revenue	53,670	2,070	1,969	—	57,709	—	57,709
Overdraft fee revenue	109	20,753	139	3	21,004	—	21,004
Check card revenue	—	23,463	—	—	23,463	—	23,463
Automated service charge and other deposit fee revenue	1,056	5,076	206	—	6,338	—	6,338
Deposit service charges and fees	54,835	51,362	2,314	3	108,514	—	108,514
Mortgage production revenue	—	(5,339)	—	—	(5,339)	(5,339)	—
Mortgage servicing revenue	—	63,431	—	(2,394)	61,037	61,037	—
Mortgage banking revenue	—	58,092	—	(2,394)	55,698	55,698	—
Other revenue	26,881	10,731	78,243	(53,735)	62,120	34,282	27,838
Total fees and commissions revenue	$234,334	$123,732	$475,447	$(52,395)	$781,118	$276,538	$504,580
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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the years ended December 31, 2023 and 2022, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the years ended December 31, 2023 and 2022 were immaterial.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at December 31, 2023 and 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities that are measured on a recurring basis is as follows as of December 31, 2023 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. government securities	$10,959	$9,017	$1,942	$—
Residential agency mortgage-backed securities	5,105,137	—	5,105,137	—
Municipal securities	37,413	—	37,413	—
Other trading securities	39,996	—	39,996	—
Total trading securities	5,193,505	9,017	5,184,488	—
Available for sale securities:
U.S. Treasury	925	925	—	—
Municipal securities	502,833	—	502,833	—
Residential agency mortgage-backed securities	6,834,720	—	6,834,720	—
Residential non-agency mortgage-backed securities	799,877	—	799,877	—
Commercial agency mortgage-backed securities	4,147,853	—	4,147,853	—
Other debt securities	473	—	—	473
Total available for sale securities	12,286,681	925	12,285,283	473
Fair value option securities — Residential agency mortgage-backed securities	20,671	—	20,671	—
Residential mortgage loans held for sale[1]	56,935	—	49,749	7,186
Mortgage servicing rights, net[2]	293,884	—	—	293,884
Derivative contracts, net of cash margin[3]	410,304	—	410,304	—
Liabilities:
Derivative contracts, net of cash margin[3]	587,473	2,607	584,866	—
1Residential mortgage loans held for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards and are valued at 77.74% of the unpaid principal balance.
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

We also consider our own credit risk in determining the fair value of derivative contracts. Changes in our credit rating could affect the fair value of our derivative liabilities. In the event of a credit downgrade, the fair value of our derivative liabilities could increase.
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

The following represents the carrying value of assets measured at fair value on a non-recurring basis and related losses recorded during the year. The carrying value represents only those assets at the balance sheet date for which the fair value was adjusted during the year:

	Carrying Value at December 31, 2023			Fair Value Adjustments for the Year Ended December 31, 2023 Recognized In:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Nonaccruing loans	$—	$—	$23,225	$3,159	$—
Real estate and other repossessed assets	—	2,116	—	—	(1,108)

	Carrying Value at December 31, 2022			Fair Value Adjustments for the Year Ended December 31, 2022 Recognized In:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Nonaccruing loans	$—	$57	$4,998	$16,399	$—
Real estate and other repossessed assets	—	3,873	1,699	—	(6,437)

The fair value of collateral-dependent nonaccruing loans and real estate and other repossessed assets and the related fair value adjustments are generally based on unadjusted third-party appraisals. Our appraisal review policies require appraised values to be supported by observed inputs derived principally from or corroborated by observable market data. Appraisals that are not based on observable inputs or that require significant adjustments or fair value measurements that are not based on third-party appraisals are considered to be based on significant unobservable inputs. Non-recurring fair value measurements of collateral-dependent nonaccruing loans and real estate and other repossessed assets based on significant unobservable inputs are generally due to estimates of current fair values between appraisal dates. Significant unobservable inputs include listing prices for comparable assets, uncorroborated expert opinions or management's knowledge of the collateral or industry. Non-recurring fair value measurements of collateral-dependent loans secured by mineral rights are generally determined by our internal staff of engineers on projected cash flows under current market conditions and are based on significant unobservable inputs. Projected cash flows are discounted according to risk characteristics of the underlying oil and gas properties. Assets are evaluated to demonstrate with reasonable certainty that crude oil, natural gas and natural gas liquids can be recovered from known oil and gas reservoirs under existing economic and operating conditions at current prices with existing conventional equipment, operating methods and costs. Significant unobservable inputs are developed by asset management and workout professionals and approved by senior Credit Administration executives.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of December 31, 2023 follows (in thousands):

Quantitative Information about Level 3 Non-recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)	Significant Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$23,225	Discounted cash flows	Management knowledge of industry and non-real estate collateral.	13% - 90% (88%)[1]
1    Represents fair value as a percentage of the unpaid principal balance.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of December 31, 2022 follows (in thousands):

Quantitative Information about Level 3 Non-recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)	Significant Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$4,998	Discounted cash flows	Management knowledge of industry and non-real estate collateral including but not limited to recoverable oil & gas reserves, forward looking commodity prices, and estimated operating costs.	9% - 24% (23%)[1]
Real estate and other repossessed assets	1,699	Discounted cash flows	Management knowledge of industry and non-real estate collateral including but not limited to recoverable oil & gas reserves, forward looking commodity prices, and estimated operating costs.	N/A
1    Represents fair value as a percentage of the unpaid principal balance.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or are measured at fair value on a non-recurring basis (dollars in thousands):

	December 31, 2023
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$947,613	$947,613	$947,613	$—	$—
Interest-bearing cash and cash equivalents	400,652	400,652	400,652	—	—
Trading securities:
U.S. government securities	10,959	10,959	9,017	1,942	—
Residential agency mortgage-backed securities	5,105,137	5,105,137	—	5,105,137	—
Municipal securities	37,413	37,413	—	37,413	—
Other trading securities	39,996	39,996	—	39,996	—
Total trading securities	5,193,505	5,193,505	9,017	5,184,488	—
Investment securities:
Municipal securities	120,705	125,525	—	12,305	113,220
Residential agency mortgage-backed securities	2,092,083	1,917,810	—	1,917,810	—
Commercial agency mortgage-backed securities	15,914	15,067	—	15,067	—
Other debt securities	15,787	14,184	—	14,184	—
Total investment securities	2,244,489	2,072,586	—	1,959,366	113,220
Allowance for credit losses	(336)	—	—	—	—
Investment securities, net of allowance	2,244,153	2,072,586	—	1,959,366	113,220
Available for sale securities:
U.S. Treasury	925	925	925	—	—
Municipal securities	502,833	502,833	—	502,833	—
Residential agency mortgage-backed securities	6,834,720	6,834,720	—	6,834,720	—
Residential non-agency mortgage-backed securities	799,877	799,877	—	799,877	—
Commercial agency mortgage-backed securities	4,147,853	4,147,853	—	4,147,853	—
Other debt securities	473	473	—	—	473
Total available for sale securities	12,286,681	12,286,681	925	12,285,283	473
Fair value option securities - Residential agency mortgage-backed securities	20,671	20,671	—	20,671	—
Residential mortgage loans held for sale	56,935	56,935	—	49,749	7,186
Loans:
Commercial	14,803,769	14,862,873	—	—	14,862,873
Commercial real estate	5,337,647	5,270,657	—	—	5,270,657
Loans to individuals	3,763,552	3,634,855	—	—	3,634,855
Total loans	23,904,968	23,768,385	—	—	23,768,385
Allowance for loan losses	(277,123)	—	—	—	—
Loans, net of allowance	23,627,845	23,768,385	—	—	23,768,385
Mortgage servicing rights	293,884	293,884	—	—	293,884
Derivative instruments with positive fair value, net of cash margin	410,304	410,304	—	410,304	—
Deposits with no stated maturity	31,007,679	31,007,679	—	—	31,007,679
Time deposits	3,012,022	2,993,685	—	—	2,993,685
Other borrowed funds	8,824,300	8,824,299	—	—	8,824,299
Subordinated debentures	131,150	115,798	—	115,798	—
Derivative instruments with negative fair value, net of cash margin	587,473	587,473	2,607	584,866	—

	December 31, 2022
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$943,810	$943,810	$943,810	$—	$—
Interest-bearing cash and cash equivalents	457,906	457,906	457,906	—	—
Trading securities:
U.S. government securities	9,823	9,823	4,970	4,853	—
Residential agency mortgage-backed securities	4,406,848	4,406,848	—	4,406,848	—
Municipal securities	21,484	21,484	—	21,484	—
Other trading securities	26,006	26,006	—	26,006	—
Total trading securities	4,464,161	4,464,161	4,970	4,459,191	—
Investment securities:
Municipal securities	170,629	176,621	—	38,106	138,515
Residential agency mortgage-backed securities	2,315,219	2,143,360	—	2,143,360	—
Commercial agency mortgage-backed securities	15,609	14,588	—	14,588	—
Other debt securities	12,788	12,199	—	12,199	—
Total investment securities	2,514,245	2,346,768	—	2,208,253	138,515
Allowance for credit losses	(558)	—	—	—	—
Investment securities, net of allowance	2,513,687	2,346,768	—	2,208,253	138,515
Available for sale securities:
U.S. Treasury securities	898	898	898	—	—
Municipal securities	624,500	624,500	—	624,500	—
Residential agency mortgage-backed securities	5,814,496	5,814,496	—	5,814,496	—
Residential non-agency mortgage-backed securities	577,576	577,576	—	577,576	—
Commercial agency mortgage-backed securities	4,475,917	4,475,917	—	4,475,917	—
Other debt securities	473	473	—	—	473
Total available for sale securities	11,493,860	11,493,860	898	11,492,489	473
Fair value option securities - Residential agency mortgage-backed securities	296,590	296,590	—	296,590	—
Residential mortgage loans held for sale	75,272	75,272	—	68,054	7,218
Loans:
Commercial	14,212,499	13,905,765	—	—	13,905,765
Commercial real estate	4,606,777	4,454,048	—	—	4,454,048
Loans to individuals	3,737,874	3,531,410	—	—	3,531,410
Total loans	22,557,150	21,891,223	—	—	21,891,223
Allowance for loan losses	(235,704)	—	—	—	—
Loans, net of allowance	22,321,446	21,891,223	—	—	21,891,223
Mortgage servicing rights	277,608	277,608	—	—	277,608
Derivative instruments with positive fair value, net of cash margin	880,343	880,343	2,110	878,233	—
Deposits with no stated maturity	33,018,863	33,018,863	—	—	33,018,863
Time deposits	1,461,842	1,431,245	—	—	1,431,245
Other borrowed funds	7,007,285	7,005,305	—	—	7,005,305
Subordinated debentures	131,205	121,497	—	121,497	—
Derivative instruments with negative fair value, net of cash margin	554,900	554,900	16	554,884	—

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
(20) Parent Company Only Financial Statements

Summarized financial information for BOK Financial – Parent Company Only follows:

Balance Sheets
(In thousands)

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$203,808	$165,395
Loan to bank subsidiary	65,151	65,169
Investment in bank subsidiary	4,785,453	4,351,280
Investment in non-bank subsidiaries	216,200	217,011
Other assets	17,984	18,302
Total assets	$5,288,596	$4,817,157

Liabilities and Shareholders’ Equity
Liabilities:
Other liabilities	$15,004	$3,303
Subordinated debentures	131,150	131,205
Total liabilities	146,154	134,508
Shareholders’ equity:
Common stock	5	5
Capital surplus	1,406,745	1,390,395
Retained earnings	5,211,512	4,824,164
Treasury stock	(876,720)	(694,960)
Accumulated other comprehensive income (loss)	(599,100)	(836,955)
Total shareholders’ equity	5,142,442	4,682,649
Total liabilities and shareholders’ equity	$5,288,596	$4,817,157

Statements of Earnings
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Dividends, interest and fees received from bank subsidiary	$329,429	$228,689	$483,868
Dividends, interest and fees received from non-bank subsidiaries	8,000	43,281	8,030
Other revenue	1,162	1,172	767
Total revenue	338,591	273,142	492,665
Interest expense	8,952	6,490	10,535
Other operating expense	5,674	3,005	2,914
Total expense	14,626	9,495	13,449
Net income before taxes, other losses, net, and equity in undistributed income of subsidiaries	323,965	263,647	479,216
Other gains (losses), net	32,656	(4,279)	(3,415)
Net income before taxes and equity in undistributed income of subsidiaries	356,621	259,368	475,801
Federal and state income taxes	5,410	(1,776)	(4,202)
Net income before equity in undistributed income of subsidiaries	351,211	261,144	480,003
Equity in undistributed income of bank subsidiaries	181,487	300,330	126,380
Equity in undistributed income of non-bank subsidiaries	(1,952)	(41,201)	11,738
Net income attributable to BOK Financial shareholders	$530,746	$520,273	$618,121

Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities:
Net income	$530,746	$520,273	$618,121
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of bank subsidiaries	(181,487)	(300,330)	(126,380)
Equity in undistributed income of non-bank subsidiaries	1,952	41,201	(11,738)
Other losses (gains), net	(32,656)	4,279	3,415
Change in other assets	1,986	1,317	1,160
Change in other liabilities	13,404	543	389
Net cash provided by operating activities	333,945	267,283	484,967
Cash Flows From Investing Activities:
Investment in subsidiaries	(2,975)	(31,552)	(25,665)
Sale of subsidiary	32,601	—	—
Dissolution of subsidiaries	—	2,611	4,457
Net cash provided by (used in) investing activities	29,626	(28,941)	(21,208)
Cash Flows From Financing Activities:
Repayment of subordinated debentures	—	—	(150,000)
Issuance of common and treasury stock, net	(4,941)	(4,907)	(4,874)
Dividends paid	(143,398)	(143,800)	(144,105)
Repurchase of common stock	(176,819)	(154,887)	(117,938)
Net cash used in financing activities	(325,158)	(303,594)	(416,917)
Net increase (decrease) in cash and cash equivalents	38,413	(65,252)	46,842
Cash and cash equivalents at beginning of period	165,395	230,647	183,805
Cash and cash equivalents at end of period	$203,808	$165,395	$230,647
Cash paid for interest	$8,479	$6,203	$10,559
(21) Subsequent Events

The Company evaluated events from the date of the Consolidated Financial Statements on December 31, 2023 through the issuance of those consolidated financial statements included in this Annual Report on Form 10-K. No events were identified requiring recognition in and/or disclosure in the Consolidated Financial Statements.

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
ITEM 9B.  OTHER INFORMATION

Trading Plans

No Company director or officer (as defined in Exchange Act Rule 16a-1(f)) has adopted, modified or terminated any trading arrangements during the fourth quarter of 2023.

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
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the headings "Election of Directors," "Executive Officers," "Insider Reporting," "Director Nominations," and "Report of the Audit Committee" in BOK Financial's 2024 Annual Proxy Statement is incorporated herein by reference.

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

There are no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors since the Company's 2023 Annual Proxy Statement to Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the heading "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report," "Executive Compensation Tables," and "Director Compensation" in BOK Financial's 2024 Annual Proxy Statement is incorporated herein by reference.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in BOK Financial's 2024 Annual Proxy Statement is incorporated herein by reference.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding related parties is set forth in Note 13 to the Company's Notes to Consolidated Financial Statements which appears elsewhere herein. Additionally, the information set forth under the headings "Certain Transactions," "Director Independence" and "Related Party Transaction Review and Approval Process" in BOK Financial's 2024 Annual Proxy Statement is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the heading "Principal Accountant Fees and Services" in BOK Financial's 2024 Annual Proxy Statement is incorporated herein by reference.
PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)    Financial Statements

The following financial statements of BOK Financial Corporation are filed as part of this Form 10-K in Item 8:

Consolidated Statements of Earnings for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements
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

4.4	Form of 5.625% Subordinated Notes due June 25, 2030, incorporated by reference to Exhibit 4.2 to CoBiz Financial Inc. Form 8-K filed June 25, 2015.

10.4	Employment and Compensation Agreements.

10.4.7	Amended and Restated Employment Agreement (amended June 15, 2013) between BOK Financial and Steven Nell incorporated by reference to Exhibit 99.B of Form 8-K filed September 4, 2013.

10.4.10	Amended and Restated Employment Agreement (amended as of January 1, 2022) between BOK Financial and Stacy C. Kymes.

10.4.11	Employment Agreement between BOK Financial and Scott B. Grauer dated December 18, 2013.

10.4.12	Employment Agreement between BOK Financial and Martin E. Grunst dated March 1, 2023.

10.4.13	Amended and Restated Employment Agreement between BOK Financial and Marc C. Maun dated November 3, 2021, filed herewith.

10.4.14	Employment Agreement between BOK Financial and Brad A. Vincent dated August 23, 2021, filed herewith.

10.7.7	BOK Financial Corporation 2001 Stock Option Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-62578.

10.7.8	BOK Financial Corporation Directors' Stock Compensation Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 33-79836.

10.7.9	Bank of Oklahoma Thrift Plan (Amended and Restated Effective as of January 1, 1995), incorporated by reference to Exhibit 10.7.6 of Form 10-K for the year ended December 31, 1994.

10.7.10	Trust Agreement for the Bank of Oklahoma Thrift Plan (December 30, 1994), incorporated by reference to Exhibit 10.7.7 of Form 10-K for the year ended December 31, 1994.

10.7.11	BOK Financial Corporation 2003 Stock Option Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-106531.

10.7.12	BOK Financial Corporation 2003 Executive Incentive Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-106530.

10.7.14
BOK Financial Corporation 2003 Executive Incentive Plan, as amended and restated, for the Chief Executive Officer and for Direct Reports to the Chief Executive Officer, incorporated by reference to the Schedule 14 A Definitive Proxy Statement filed on March 15, 2011.

10.7.16	BOK Financial Corporation Omnibus Incentive Plan effective January 1, 2013, filed herewith.

10.8	Lease Agreement between Williams Headquarters Building LLC and BOKF, NA dated July 1, 2019.

Exhibit Number	Description of Exhibit
10.8.1	First Amendment to Lease Agreement between Williams Headquarters Building LLC and BOKF, NA dated November 8th, 2019.

21	Subsidiaries of BOK Financial, filed herewith.

23	Consent of independent registered public accounting firm - Ernst & Young LLP, filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

97	BOK Financial Clawback Policy, effective June 30, 2023, filed herewith.

99	Additional Exhibits.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Cover Page, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Earnings, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to the Consolidated Financial Statements, filed herewith. The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(b)    Exhibits

    See Item 15 (a) (3) above.

(c)    Financial Statement Schedules

    See Item 15 (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOK FINANCIAL CORPORATION

DATE:	February 21, 2024	BY:	/s/ George B. Kaiser
George B. Kaiser
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 21, 2024, by the following persons on behalf of the registrant and in the capacities indicated.

OFFICERS

/s/ George B. Kaiser	/s/ Stacy C. Kymes
George B. Kaiser Chairman of the Board of Directors	Stacy C. Kymes Director, President and Chief Executive Officer
/s/ Martin E. Grunst	/s/ Michael J. Rogers
Martin E. Grunst Director, Executive Vice President and Chief Financial Officer	Michael J. Rogers Senior Vice President and Chief Accounting Officer

DIRECTORS

/s/ Alan S. Armstrong	/s/ E. Carey Joullian, IV
Alan S. Armstrong	E. Carey Joullian, IV
/s/ Steven Bangert	/s/ Stanley A. Lybarger
Steven Bangert	Stanley A. Lybarger
/s/ Chester E. Cadieux, III	/s/ Steven J. Malcolm
Chester E. Cadieux, III	Steven J. Malcolm
/s/ John W. Coffey	/s/ Emmet C. Richards
John W. Coffey	Emmet C. Richards
/s/ Joseph W. Craft, III	/s/ Claudia San Pedro
Joseph W. Craft, III	Claudia San Pedro
/s/ David F. Griffin	/s/ Peggy I. Simmons
David F. Griffin	Peggy I. Simmons
/s/ Michael C. Turpen
V. Burns Hargis	Michael C. Turpen
/s/ Rose M. Washington
Douglas D. Hawthorne	Rose M. Washington

Kimberley D. Henry