Form 10-Q
period 2024-03-31
BOK FINANCIAL CORP
filed 2024-05-01
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 64,515,035 shares of common stock ($.00006 par value) as of March 31, 2024.

BOK Financial Corporation
Form 10-Q
Quarter Ended March 31, 2024

GLOSSARY OF DEFINED TERMS

The following items may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
AFS	Available For Sale
AOCI	Accumulated Other Comprehensive Income
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Board	Board of Directors of BOK Financial Corporation
BOK Financial	BOK Financial Corporation
BOKF	BOK Financial Corporation
BOKF Insurance	BOK Financial Insurance, Inc.
BOKFI	BOK Financial Insurance, Inc.
CECL	Current Expected Credit Losses
Company	BOK Financial Corporation
EFT	Electronic Funds Transfer
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
GAAP	Generally Accepted Accounting Principles in the United States of America
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
MSR	Mortgage Servicing Rights
Nasdaq	National Association of Securities Dealers Automated Quotations
NYMEX	New York Mercantile Exchange
PPNR	Pre-Provision Net Revenue
RMHFS	Residential Mortgages Held for Sale
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SVaR	Stressed Value at Risk
TransFund	BOKF's electronic funds transfer network
USDC	United States District Court
VA	U.S. Department of Veterans Affairs
VaR	Value at Risk
WTI	West Texas Intermediate

Management's Discussion and Analysis of Financial Condition and Results of Operations
Performance Summary

BOK Financial reported net income of $83.7 million or $1.29 per diluted share for the first quarter of 2024 compared to $82.6 million or $1.26 per diluted share for the fourth quarter of 2023. Excluding the loss from repositioning of the available for sale securities portfolio and the additional FDIC special assessment expense, net income would have been $123.2 million or $1.91 per share for the first quarter of 2024, both of which are non-GAAP measures. PPNR, also a non-GAAP measure, decreased $2.6 million to $114.9 million compared to the fourth quarter of 2023.

Highlights of the first quarter of 2024 compared to the fourth quarter of 2023 included:

•Net interest revenue totaled $293.6 million, a decrease of $3.1 million compared to the prior quarter. Net interest margin was 2.61% for the first quarter of 2024 compared to 2.64% for the prior quarter reflecting continued demand deposit migration and deposit repricing. For the first quarter of 2024, our core net interest margin excluding trading activities, a non-GAAP measure, was 2.97% compared to 3.03% in the prior quarter.
•Fees and commissions revenue totaled $200.6 million, an increase of $3.8 million. Higher mortgage banking and fiduciary and asset management revenue was partially offset by lower brokerage and trading and transaction card revenue.
•Other operating expense totaled $340.4 million, a decrease of $43.7 million. Personnel expense was relatively unchanged, while non-personnel expense decreased $43.3 million resulting from the recognition of the FDIC special assessment in the fourth quarter of 2023.
•Other gains and losses, net decreased $36.2 million to $4.3 million. The prior quarter included a $31.0 million pre-tax gain, before related professional fees, on the sale of insurance brokerage and consulting business, BOKFI.
•Losses on available for sale securities were $45.2 million in the first quarter of 2024 as we repositioned the available for sale securities portfolio by selling approximately $783 million of lower-yielding debt securities. We expect the gain on conversion of our Visa B shares under the recently announced exchange offer by Visa, Inc. (the "Exchange Offer")                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                     will offset the realized losses on the repositioning. The Exchange Offer opened on April 8, 2024 and is scheduled to expire at end of day on May 3, 2024.
•Period end outstanding loan balances totaled $24.2 billion at March 31, 2024, growing $268 million over December 31, 2023, largely due to growth in commercial loans, partially offset by a reduction in commercial real estate loans. Average loan balances increased $243 million to $23.9 billion.
•The provision for credit losses of $8.0 million in the first quarter of 2024 reflects continued loan growth and a stable economic forecast. Net charge-offs were $5.5 million or 0.09% of average loans on an annualized basis in the first quarter. The resulting combined allowance for credit losses totaled $329 million or 1.36% of outstanding loans at March 31, 2024. The combined allowance for credit losses was $326 million or 1.36% of outstanding loans at December 31, 2023.
•Nonperforming assets not guaranteed by U.S. government agencies were $113 million, a $25 million decrease compared to December 31, 2023. Potential problem loans increased by $40 million while other loans especially mentioned decreased by $28 million compared to December 31, 2023.
•Period end deposits were $35.4 billion at March 31, 2024, a $1.4 billion increase over December 31, 2023. Average deposits increased $1.3 billion, including a $2.1 billion increase in average interest-bearing deposits, partially offset by a $747 million reduction in demand deposit balances. The loan to deposit ratio was 68% at March 31, 2024, compared to 70% at December 31, 2023.
•Assets under management or administration totaled $105.5 billion at March 31, 2024, increasing $794 million compared to December 31, 2023.

•The Company's tangible common equity ratio, a non-GAAP measure, was 8.21% at March 31, 2024 and 8.29% at December 31, 2023. The tangible common equity ratio is primarily based on total shareholders' equity, which includes unrealized gains and losses on available for sale securities. Adjusted for all securities portfolio losses, including the tax adjusted losses in the investment portfolio, the tangible common equity ratio would be 7.92% at March 31, 2024 and 8.02% at December 31, 2023.
•The common equity Tier 1 capital ratio at March 31, 2024 was 11.99%. Other regulatory capital ratios include the Tier 1 capital ratio at 12.00%, total capital ratio at 13.15%, and leverage ratio at 9.42%. At December 31, 2023, the common equity Tier 1 capital ratio was 12.06%, the Tier 1 capital ratio was 12.07%, total capital ratio was 13.16%, and leverage ratio was 9.45%.
•The Company repurchased 616,630 shares of common stock at an average price of $83.89 per share in the first quarter of 2024 and 700,237 shares at an average price of $70.99 in the fourth quarter of 2023. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.
•The Company paid a regular cash dividend of $35.6 million or $0.55 per common share during the first quarter of 2024. On April 30, 2024, the board of directors approved a quarterly cash dividend of $0.55 per common share payable on or about May 30, 2024 to shareholders of record as of May 15, 2024.
Highlights of the three months ended March 31, 2024 compared to the three months ended March 31, 2023 included:
•Tax-equivalent net interest revenue totaled $295.7 million for the three months ended March 31, 2024 and $354.6 million for the three months ended March 31, 2023. Net interest revenue decreased $51.4 million from changes in interest rates and decreased $7.5 million from changes in earning assets. Net interest margin was 2.61% compared to 3.45%. In response to rising inflation, the Federal Reserve increased the federal funds rate 525 basis points since the beginning of 2022. The resulting impact on market interest rates increased net interest margin at first as our earning assets, led by our significant percentage of variable-rate commercial loans, repriced at a higher rate and faster pace than our interest-bearing liabilities. Throughout 2023 and into the first quarter of 2024, we have experienced margin compression reflecting deposit repricing activity and demand deposit migration into interest-bearing accounts. Loan yields increased 73 basis points while funding costs increased 165 basis points. Average earning assets increased $4.1 billion to $44.8 billion driven largely by higher average loan balances and trading securities balances. Total interest-bearing deposits increased $5.3 billion, offset by a decrease of $3.8 billion in demand deposit balances. Other borrowed funds increased $1.8 billion.
•Fees and commissions revenue totaled $200.6 million for the three months ended March 31, 2024, a $14.6 million increase over the three months ended March 31, 2023. Brokerage and trading revenue increased $6.8 million, primarily due to increased trading activity and favorable market opportunities. Fiduciary and asset management revenue increased $4.6 million led by growth in Cavanal Hill fund fees and trust fees. Mortgage banking revenue increased $4.6 million, primarily due to higher production volume. Other revenue decreased $4.0 million, largely due to lower revenue on bank-owned life insurance and a reduction in fees earned on derivative counterparty margin.
•Total operating expense was $340.4 million for the three months ended March 31, 2024, an increase of $34.6 million compared to the three months ended March 31, 2023. Personnel expense increased $20.5 million. Regular compensation increased $8.8 million, largely related to annual merit increases, salary adjustments, and business expansion in 2023. Cash-based incentive compensation grew $8.2 million due to higher sales activity. Share-based compensation expense decreased $2.0 million reflecting changes in assumptions of certain performance-based equity awards. Deferred compensation expense, which is offset by changes in fair value of deferred compensation investments, grew $2.7 million. Employee benefits expense increased $2.7 million related to higher retirement plan costs and employee healthcare costs. Non-personnel expense increased $14.1 million to $137.7 million, largely due to increased FDIC insurance costs, including the recognition of $6.5 million in additional special assessment expense in the first quarter of 2024. Other expense also increased $4.9 million due to higher operational losses.
•The provision for expected credit losses was $8.0 million for the three months ended March 31, 2024, reflecting growth in loan balances and a stable economic forecast. A $16.0 million provision for expected credit losses was recorded for the three months ended March 31, 2023.

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

Tax-equivalent net interest revenue totaled $295.7 million for the first quarter of 2024, compared to $298.8 million for the prior quarter. Compared to the fourth quarter of 2023, net interest revenue decreased $3.4 million from changes in interest rates and increased $308 thousand from changes in earning assets. Table 1 shows the effect on net interest revenue from changes in average balances and interest rates for various types of earning assets and interest-bearing liabilities.

Average earning assets increased $520 million compared to the fourth quarter of 2023. Average loan balances increased $243 million, largely due to growth in commercial loans, partially offset by a reduction in commercial real estate loans. The average balance of available for sale securities, which consists largely of residential and commercial mortgage-backed securities guaranteed by U.S. government agencies, increased $475 million while the average balance of trading securities decreased $77 million.

Total average deposits increased $1.3 billion over the fourth quarter of 2023, including a $2.1 billion increase in interest-bearing deposits, partially offset by a $747 million decrease in demand deposits. Funds purchased and repurchase agreements declined $1.2 billion while other borrowings decreased $276 million.

Net interest margin was 2.61% compared to 2.64% in the fourth quarter of 2023 driven by continued demand deposit migration and deposit repricing. For the first quarter of 2024, our core net interest margin excluding trading activities, a non-GAAP measure, was 2.97% compared to 3.03% in the prior quarter. The tax-equivalent yield on earning assets was 5.73%, an increase of 9 basis points. Loan yields grew 4 basis points to 7.40%. The available for sale securities portfolio yield increased 21 basis points to 3.48%. The yield on trading securities grew 7 basis points to 5.12% and the yield on interest-bearing cash and cash equivalents decreased 34 basis points to 4.96%.

Funding costs were 4.08%, a 10 basis point increase over the prior quarter. The cost of interest-bearing deposits increased 26 basis points to 3.69%. The cost of funds purchased and repurchase agreements decreased 74 basis points to 4.05% while the cost of other borrowings increased 1 basis point to 5.56%. This beneficial mix shift was enabled by the growth of interest-bearing deposits. The benefit to net interest margin from assets funded by non-interest liabilities was 96 basis points, a decrease of 2 basis points.

Our overall objective is to manage the Company's balance sheet for changes in interest rates as is further described in the Market Risk section of this report. Approximately 81% of our commercial and commercial real estate loan portfolios are either variable rate or fixed rate that will reprice within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that reprice more slowly than the loans. The result is a balance sheet that is asset sensitive, which means that assets generally reprice more quickly than the liabilities. One of the strategies that we use to manage toward a relative rate-neutral position is to purchase fixed-rate residential mortgage-backed securities issued primarily by U.S. government agencies and fund them with market rate-sensitive liabilities. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also may use derivative instruments to manage our interest rate risk.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

Table 1 – Volume/Rate Analysis
(In thousands)

	Three Months Ended Mar. 31, 2024 / Dec. 31, 2023			Three Months Ended Mar. 31, 2024 / 2023
		Change Due To1			Change Due To1
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$(1,091)	$(541)	$(550)	$499	$(532)	$1,031
Trading securities	(713)	(1,648)	935	34,227	27,916	6,311
Investment securities	(204)	(197)	(7)	(1,163)	(1,059)	(104)
Available for sale securities	8,037	1,047	6,990	24,481	5,308	19,173
Fair value option securities	(4)	(5)	1	(3,698)	(3,053)	(645)
Restricted equity securities	188	(154)	342	3,050	2,293	757
Residential mortgage loans held for sale	(113)	(61)	(52)	(56)	(128)	72
Loans	776	1,437	(661)	70,958	27,290	43,668
Total tax-equivalent interest revenue	6,876	(122)	6,998	128,298	58,035	70,263
Interest expense:
Transaction deposits	26,306	14,813	11,493	115,845	25,513	90,332
Savings deposits	72	(8)	80	956	(96)	1,052
Time deposits	5,897	2,881	3,016	30,049	14,653	15,396
Funds purchased and repurchase agreements	(17,251)	(13,605)	(3,646)	(1,786)	(4,542)	2,756
Other borrowings	(5,002)	(4,496)	(506)	41,952	30,035	11,917
Subordinated debentures	(31)	(15)	(16)	243	9	234
Total interest expense	9,991	(430)	10,421	187,259	65,572	121,687
Tax-equivalent net interest revenue	(3,115)	308	(3,423)	(58,961)	(7,537)	(51,424)
Change in tax-equivalent adjustment	(12)			(185)
Net interest revenue	$(3,103)			$(58,776)
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $161.7 million for the first quarter of 2024, a decrease of $43.2 million compared to the fourth quarter of 2023. The first quarter of 2024 included $45.2 million of losses from repositioning the available for sale securities portfolio. The prior quarter included a $31.0 million pre-tax gain on the sale of BOKFI and $1.8 million of insurance brokerage revenue recognized prior to the sale. We also recognized a $27.6 million loss on the sale of available for sale securities in the fourth quarter of 2023.

Table 2 – Other Operating Revenue
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2023	Increase (Decrease)	% Increase (Decrease)
	Mar. 31, 2024	Dec. 31, 2023
Brokerage and trading revenue	$59,179	$60,896	$(1,717)	(3)%	$52,396	$6,783	13%
Transaction card revenue	25,493	28,847	(3,354)	(12)%	25,621	(128)	—%
Fiduciary and asset management revenue	55,305	51,408	3,897	8%	50,657	4,648	9%
Deposit service charges and fees	28,685	27,770	915	3%	25,968	2,717	10%
Mortgage banking revenue	18,967	12,834	6,133	48%	14,367	4,600	32%
Other revenue	12,935	15,035	(2,100)	(14)%	16,970	(4,035)	(24)%
Total fees and commissions revenue	200,564	196,790	3,774	2%	185,979	14,585	8%
Other gains, net	4,269	40,452	(36,183)	N/A	2,251	2,018	N/A
Gain (loss) on derivatives, net	(8,633)	8,592	(17,225)	N/A	(1,344)	(7,289)	N/A
Gain (loss) on fair value option securities, net	(305)	1,031	(1,336)	N/A	(2,962)	2,657	N/A
Change in fair value of mortgage servicing rights	10,977	(14,356)	25,333	N/A	(6,059)	17,036	N/A
Loss on available for sale securities, net	(45,171)	(27,626)	(17,545)	N/A	—	(45,171)	N/A
Total other operating revenue	$161,701	$204,883	$(43,182)	(21)%	$177,865	$(16,164)	(9)%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 41% of combined net interest revenue before provision for credit losses and fees and commissions revenue for the first quarter of 2024. We believe that a variety of fee revenue sources provides diversification to changes resulting from market or economic conditions such as interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. Many of the economic factors, such as decreasing interest rates, that we expect will result in a decline in net interest revenue or fiduciary and asset management revenue may also increase mortgage banking production volumes and related trading. The velocity of changes in market conditions and interest rates may result in timing differences between when offsetting impacts and benefits are realized. Generally, for operating revenues not as directly related to movement in interest rates, we expect growth to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and Trading Revenue

Brokerage and trading revenue, which includes revenues from trading, customer hedging, retail brokerage, insurance brokerage and investment banking, decreased $1.7 million or 3% compared to the fourth quarter of 2023.

Trading revenue includes net realized and unrealized gains and losses primarily related to residential mortgage-backed securities guaranteed by U.S. government agencies and related derivative instruments that enable our mortgage banking customers to manage their production risk. Trading revenue also includes net realized and unrealized gains and losses on municipal securities and other financial instruments that we sell to institutional customers, along with changes in the fair value of financial instruments we hold as economic hedges against market risk of our trading securities. Trading revenue was $37.5 million, a $1.9 million increase over the prior quarter, primarily related to increased trading activity largely in U.S. government agency residential mortgage-backed securities.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Risk Management Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue totaled $6.3 million, a decrease of $1.3 million, driven by less energy customer activity. Customer hedging revenue includes credit valuation adjustments of the fair value of derivatives to reflect the risk of counterparty default.

Investment banking, which includes fees earned upon completion of underwriting, financial advisory services and loan syndication fees, totaled $10.7 million for the first quarter of 2024 and was relatively consistent with the prior quarter.
Transaction Card Revenue

Transaction card revenue includes revenues from processing transactions on behalf of members of our TransFund electronic fund transfer network, merchant services fees paid by customers for account management and electronic processing of card transactions and interchange fees from our corporate card program. Transaction card revenue totaled $25.5 million for the first quarter of 2024, a $3.4 million decrease, primarily due to seasonally elevated fourth quarter activity and one less day in the quarter.
Fiduciary and Asset Management Revenue

Fiduciary and asset management revenue is earned through managing or holding of assets for customers and executing transactions or providing related services. Fiduciary and asset management revenue is largely based on the fair value of assets. Rates applied to asset values vary based on the nature of the relationship. Fiduciary relationships and managed asset relationships generally have higher fee rates than non-fiduciary and/or managed relationships. Fiduciary and asset management revenue was $55.3 million for the first quarter of 2024, a $3.9 million increase over the fourth quarter of 2023, largely related to movement in the equity markets.

A distribution of assets under management or administration and related fiduciary and asset management revenue follows:

Table 3 – Assets Under Management or Administration
(Dollars in thousands)

	Three Months Ended
	March 31, 2024			December 31, 2023			March 31, 2023
	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]
Managed fiduciary assets:
Personal	$11,288,591	$27,938	0.99%	$10,951,951	$26,238	0.96%	$10,609,920	$24,839	0.94%
Institutional	19,680,708	11,770	0.24%	19,310,826	8,138	0.17%	18,683,598	9,223	0.20%
Total managed fiduciary assets	30,969,299	39,708	0.51%	30,262,777	34,376	0.45%	29,293,518	34,062	0.47%

Non-managed assets:
Fiduciary	29,395,993	12,951	0.18%	29,535,915	14,386	0.19%	28,164,407	13,785	0.20%
Non-fiduciary	19,384,953	2,646	0.05%	19,670,248	2,646	0.05%	19,830,593	2,810	0.06%
Safekeeping and brokerage assets under administration	25,780,658	—	—%	25,268,059	—	—%	25,021,601	—	—%
Total non-managed assets	74,561,604	15,597	0.08%	74,474,222	17,032	0.09%	73,016,601	16,595	0.09%

Total assets under management or administration	$105,530,903	$55,305	0.21%	$104,736,999	$51,408	0.20%	$102,310,119	$50,657	0.20%
1 Assets under management or administration balance excludes certain assets under custody held by a sub-custodian where minimal revenue is recognized. $20 billion, $19 billion, and $18 billion of such assets are excluded from assets under management or administration at March 31, 2024, December 31, 2023, and March 31, 2023, respectively.
2    Fiduciary and asset management revenue includes asset-based and other fees associated with the assets.
3    Annualized revenue divided by period end balance.

A summary of changes in assets under management or administration for the three months ended March 31, 2024 and 2023 follows:

Table 4 – Changes in Assets Under Management or Administration
(In thousands)

	Three Months Ended March 31,
	2024	2023
Beginning balance	$104,736,999	$99,735,040
Net outflows	(1,963,707)	(516,918)
Net change in fair value	2,757,611	3,091,997
Ending balance	$105,530,903	$102,310,119

Assets under management as of March 31, 2024 consist of 42% fixed income, 34% equities, 15% cash, and 9% alternative investments.
Deposit Service Charges

Deposit service charges and fees increased $915 thousand or 3% over the fourth quarter of 2023, primarily due to growth in commercial service charges of $1.2 million, partially offset by a decrease in check card fees due to seasonality.

Mortgage Banking Revenue
Mortgage banking revenue increased $6.1 million to $19.0 million. Mortgage production volume increased $48 million to $172 million. Production revenue as a percentage of production volume, which includes unrealized gains and losses on our mortgage commitment pipeline and related hedges, increased 408 basis points to 2.05%. Margins have also increased as the repooling of COVID-19 forbearance loans we previously repurchased continues to migrate to a lower level than experienced in recent quarters.

Table 5 – Mortgage Banking Revenue
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)		% Increase (Decrease)	Three Months Ended Mar. 31, 2023	Increase (Decrease)		% Increase (Decrease)
	Mar. 31, 2024	Dec. 31, 2023
Mortgage production revenue	$3,525	$(2,535)	$6,060		239%	$(633)	$4,158		(657)%

Mortgage loans funded for sale	$139,176	$139,255				$138,624
Add: Current period end outstanding commitments	67,951	34,783				71,693
Less: Prior period end outstanding commitments	34,783	49,284				45,492
Total mortgage production volume	$172,344	$124,754	$47,590		38%	$164,825	$7,519		5%

Mortgage loan refinances to mortgage loans funded for sale	10%	10%	—	bps		9%	100	bps
Realized margin on funded mortgage loans	1.46%	(0.98)%	244	bps		(1.25)%	271	bps
Production revenue as a percentage of production volume	2.05%	(2.03)%	408	bps		(0.38)%	243	bps
Primary mortgage interest rates:
Average	6.73%	7.21%	(48)	bps		6.33%	40	bps
Period end	6.79%	6.42%	37	bps		6.24%	55	bps

Mortgage servicing revenue	$15,442	$15,369	$73		—%	$15,000	$442		3%
Average outstanding principal balance of mortgage loans serviced for others	21,088,898	20,471,030	617,868		3%	21,121,319	(32,421)		—%

Average mortgage servicing revenue rates	0.29%	0.30%	(1)	bp		0.29%	—	bp
Primary rates disclosed in Table 5 above represent rates generally available to borrowers on 30 year conforming mortgage loans.

Other revenue decreased $2.1 million or 14% compared to the fourth quarter of 2023, largely due to a reduction in fees earned on derivative counterparty margin.

Net gains on other assets, securities and derivatives

Other gains, net, were $4.3 million for the first quarter of 2024 compared to $40.5 million in the fourth quarter of 2023. The prior quarter included a $31.0 million pre-tax gain, before related professional fees, on the sale of BOKFI.

Losses on available for sale securities were $45.2 million in the first quarter of 2024 as we repositioned the available for sale securities portfolio by selling approximately $783 million of lower-yielding debt securities. We expect the gain on conversion of our Visa B shares under the Exchange Offer will offset the realized losses on the repositioning. The Exchange Offer opened on April 8, 2024 and is scheduled to expire at end of day on May 3, 2024. Losses on available for sale securities were $27.6 million in the fourth quarter of 2023 related to repositioning of the securities portfolio, offsetting the gain from the sale of BOKFI.

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

Table 6 – Gain (Loss) on Mortgage Servicing Rights
(In thousands)

	Three Months Ended
	Mar. 31, 2024	Dec. 31, 2023	Mar. 31, 2023
Gain (loss) on mortgage hedge derivative contracts, net	$(9,357)	$8,275	$(1,711)
Gain (loss) on fair value option securities, net	(305)	1,031	(2,962)
Gain (loss) on economic hedge of mortgage servicing rights, net	(9,662)	9,306	(4,673)
Gain (loss) on change in fair value of mortgage servicing rights	10,977	(14,356)	(6,059)
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges included in other operating revenue	1,315	(5,050)	(10,732)
Net interest revenue (expense) on fair value option securities[1]	(155)	(101)	187
Total economic cost of changes in the fair value of mortgage servicing rights, net of economic hedges	$1,160	$(5,151)	$(10,545)
1    Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Other Operating Expense

Other operating expense for the first quarter of 2024 totaled $340.4 million, a decrease of $43.7 million compared to the fourth quarter of 2023. Excluding the impact of the FDIC special assessment, other operating expense decreased $6.4 million. In the fourth quarter of 2023 we recognized $43.8 million of expense related to the FDIC special assessment. During the first quarter of 2024, we received notification from the FDIC that the previous assessed losses attributable to the protection of Silicon Valley Bank and Signature Bank uninsured depositors had increased, so an additional $6.5 million of estimated expense related to the special assessment was recognized.

Our efficiency ratio1 was 67.13% for the first quarter of 2024, compared to 71.62% in the prior quarter.

1    See Explanation and Reconciliation of Non-GAAP Measures in "Non-GAAP Measures" section following.

Table 7 – Other Operating Expense
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2023	Increase (Decrease)	% Increase (Decrease)
	Mar. 31, 2024	Dec. 31, 2023
Regular compensation	$113,913	$114,435	$(522)	—%	$105,118	$8,795	8%
Incentive compensation:
Cash-based	49,956	55,163	(5,207)	(9)%	41,735	8,221	20%
Share-based	3,305	2,046	1,259	62%	5,257	(1,952)	37%
Deferred compensation	4,450	5,363	(913)	N/A	1,710	2,740	N/A
Total incentive compensation	57,711	62,572	(4,861)	(8)%	48,702	9,009	19%
Employee benefits	31,029	26,015	5,014	19%	28,325	2,704	10%
Total personnel expense	202,653	203,022	(369)	—%	182,145	20,508	11%
Business promotion	7,978	8,629	(651)	(8)%	8,569	(591)	(7)%
Charitable contributions to BOKF Foundation	—	1,542	(1,542)	N/A	—	—	N/A
Professional fees and services	12,010	16,288	(4,278)	(26)%	13,048	(1,038)	(8)%
Net occupancy and equipment	30,293	30,355	(62)	—%	28,459	1,834	6%
FDIC and other insurance	8,740	8,495	245	3%	7,315	1,425	19%
FDIC special assessment	6,454	43,773	(37,319)	(85)%	—	6,454	N/A
Data processing and communications	45,564	45,584	(20)	—%	44,802	762	2%
Printing, postage and supplies	3,997	3,844	153	4%	3,893	104	3%
Amortization of intangible assets	3,003	3,543	(540)	(15)%	3,391	(388)	(11)%
Mortgage banking costs	6,355	8,085	(1,730)	(21)%	5,782	573	10%
Other expense	13,337	10,923	2,414	22%	8,408	4,929	59%
Total other operating expense	$340,384	$384,083	$(43,699)	(11)%	$305,812	$34,572	11%

Average number of employees (full-time equivalent)	4,936	4,938	(2)	—%	4,796	140	3%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense
Personnel expense was largely unchanged compared to the fourth quarter of 2023. Cash-based incentive compensation decreased $5.2 million, driven by seasonally elevated incentive compensation in the fourth quarter. Share-based compensation was up $1.3 million reflecting changes in assumptions of certain performance-based equity awards. Regular compensation and deferred compensation, which is offset by changes in the fair value of deferred compensation investments, both remained relatively unchanged compared to the prior quarter. Employee benefits expense increased $5.0 million, primarily due to seasonally higher payroll taxes.
Non-personnel operating expense
Excluding the FDIC special assessment, non-personnel expense was $131.3 million, a decrease of $6.0 million. Professional fees and services expense decreased $4.3 million. The previous quarter included $2.2 million in expenses related to the sale of BOKFI. Mortgage banking costs decreased $1.7 million, primarily due to accruals related to default servicing and loss mitigation costs on loans serviced for others. We also made a $1.5 million contribution to the BOKF Foundation in the fourth quarter, which did not reoccur in the first quarter. Other expense increased $2.4 million, primarily due to increased operational losses.

Income Taxes

The effective tax rate was 21.70% for the first quarter of 2024, 25.97% for the fourth quarter of 2023 and 22.03% for the first quarter of 2023. The fourth quarter of 2023 included an acceleration of $3.1 million of tax expense as a result of exiting three low income housing tax credit investments. When compared to the first quarter of 2023, the effective tax rate also decreased due to lower forecasted and actual pre-tax income.
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

As shown in Table 8, net income attributable to our lines of business decreased $46.2 million or 9% compared to the fourth quarter of 2023. Net interest revenue decreased $36.5 million largely as a result of deposit repricing activity. Operating revenue decreased $37.4 million as the prior quarter included a pre-tax gain of $31.0 million, before related professional fees, on the sale of BOKFI. Operating expense decreased $10.2 million compared to the fourth quarter of 2023 with a $7.9 million decrease in personnel expense and a $2.2 million decrease in non-personnel expense.

Table 8 – Net Income by Line of Business
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2023	Increase (Decrease)	% Increase (Decrease)
	Mar. 31, 2024	Dec. 31, 2023
Commercial Banking	$153,250	$171,084	$(17,834)	(10)%	$190,231	$(36,981)	(19)%
Consumer Banking	53,804	53,695	109	—%	50,683	3,121	6%
Wealth Management	34,165	62,690	(28,525)	(46)%	52,447	(18,282)	(35)%
Subtotal	241,219	287,469	(46,250)	(16)%	293,361	(52,142)	(18)%
Funds Management and other	(157,516)	(204,894)	47,378	N/A	(130,993)	(26,523)	N/A
Total	$83,703	$82,575	$1,128	1%	$162,368	$(78,665)	(48)%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Commercial Banking

Commercial Banking contributed $153.3 million to consolidated net income in the first quarter of 2024, a decrease of $17.8 million or 10% compared to the fourth quarter of 2023.

Table 9 – Commercial Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2023	Increase (Decrease)	% Increase (Decrease)
	Mar. 31, 2024	Dec. 31, 2023
Net interest revenue from external sources	$282,447	$292,499	$(10,052)	(3)%	$287,988	$(5,541)	(2)%
Net interest expense from internal sources	(37,326)	(24,620)	(12,706)	(52)%	(3,932)	(33,394)	(849)%
Total net interest revenue	245,121	267,879	(22,758)	(8)%	284,056	(38,935)	(14)%
Net loans charged off	4,160	2,987	1,173	39%	76	4,084	5,374%
Net interest revenue after net loans charged off	240,961	264,892	(23,931)	(9)%	283,980	(43,019)	(15)%

Fees and commissions revenue	50,630	60,937	(10,307)	(17)%	55,835	(5,205)	(9)%
Other gains (losses), net	(624)	462	(1,086)	(235)%	1,010	(1,634)	(162)%
Other operating revenue	50,006	61,399	(11,393)	(19)%	56,845	(6,839)	(12)%

Personnel expense	45,319	53,066	(7,747)	(15)%	42,747	2,572	6%
Non-personnel expense	24,776	28,833	(4,057)	(14)%	30,387	(5,611)	(18)%
Other operating expense	70,095	81,899	(11,804)	(14)%	73,134	(3,039)	(4)%

Net direct contribution	220,872	244,392	(23,520)	(10)%	267,691	(46,819)	(17)%
Gain (loss) on financial instruments, net	167	216	(49)	N/A	(58)	225	N/A
Gain (loss) on repossessed assets, net	—	(601)	601	N/A	859	(859)	N/A
Corporate expense allocations	18,397	18,040	357	2%	17,718	679	4%
Income before taxes	202,642	225,967	(23,325)	(10)%	250,774	(48,132)	(19)%
Federal and state income tax	49,392	54,883	(5,491)	(10)%	60,543	(11,151)	(18)%
Net income	$153,250	$171,084	$(17,834)	(10)%	$190,231	$(36,981)	(19)%

Average assets	$29,806,817	$29,346,459	$460,358	2%	$28,162,934	$1,643,883	6%
Average loans	20,067,170	19,928,602	138,568	1%	18,750,426	1,316,744	7%
Average deposits	15,730,241	15,493,326	236,915	2%	15,861,285	(131,044)	(1)%
Average invested capital	2,176,950	2,187,780	(10,830)	—%	2,133,459	43,491	2%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Net interest revenue decreased $22.8 million or 8% compared to the fourth quarter of 2023, primarily due to a shift in deposit balances from demand to interest-bearing accounts along with decreased spreads from a change in market conditions. Net loans charged-off were $4.2 million in the first quarter of 2024 compared to $3.0 million in the fourth quarter of 2023.

Fees and commissions revenue decreased $10.3 million or 17%. Customer hedging revenue decreased $2.8 million due to a reduction in customer energy hedging, and transaction card revenue decreased $3.4 million following elevated fourth quarter transaction activity. Other revenue decreased $3.7 million, largely due to a reduction in fees earned on derivative counterparty margin. Operating expense decreased $11.8 million or 14% compared to the fourth quarter of 2023. Personnel expense decreased $7.7 million or 15%, largely driven by lower incentive compensation costs. Non-personnel expense decreased $4.1 million or 14% due to a decline in other expense and professional fees.

Average outstanding balance of loans attributed to Commercial Banking increased $139 million or 1% over the fourth quarter of 2023 to $20.1 billion. See the Loans section of Management's Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans, which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking increased $237 million or 2% over the fourth quarter of 2023 to $15.7 billion. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of changes.

Consumer Banking

Consumer Banking provides retail banking services through four primary distribution channels: traditional branches, the 24-hour ExpressBank call center, internet banking and mobile banking. Consumer Banking also conducts mortgage banking activities through offices located outside of our Consumer Banking markets.

Consumer Banking contributed $53.8 million to consolidated net income for the first quarter of 2024, consistent with the prior quarter.

Table 10 – Consumer Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2023	Increase (Decrease)	% Increase (Decrease)
	Mar. 31, 2024	Dec. 31, 2023
Net interest revenue from external sources	$7,350	$9,625	$(2,275)	(24)%	$21,146	$(13,796)	(65)%
Net interest revenue from internal sources	94,799	104,771	(9,972)	(10)%	88,235	6,564	7%
Total net interest revenue	102,149	114,396	(12,247)	(11)%	109,381	(7,232)	(7)%
Net loans charged off	1,808	1,443	365	25%	1,184	624	53%
Net interest revenue after net loans charged off	100,341	112,953	(12,612)	(11)%	108,197	(7,856)	(7)%

Fees and commissions revenue	36,207	30,075	6,132	20%	30,581	5,626	18%
Other gains, net	—	—	—	N/A	29	(29)	(100)%
Other operating revenue	36,207	30,075	6,132	20%	30,610	5,597	18%

Personnel expense	25,236	23,051	2,185	9%	21,362	3,874	18%
Non-personnel expense	28,211	32,028	(3,817)	(12)%	28,836	(625)	(2)%
Total other operating expense	53,447	55,079	(1,632)	(3)%	50,198	3,249	6%

Net direct contribution	83,101	87,949	(4,848)	(6)%	88,609	(5,508)	(6)%
Gain (loss) on financial instruments, net	(9,663)	9,307	(18,970)	N/A	(4,673)	(4,990)	N/A
Change in fair value of mortgage servicing rights	10,977	(14,356)	25,333	N/A	(6,059)	17,036	N/A
Gain on repossessed assets, net	107	11	96	873%	14	93	664%
Corporate expense allocations	14,172	12,705	1,467	12%	11,622	2,550	22%
Income before taxes	70,350	70,206	144	—%	66,269	4,081	6%
Federal and state income tax	16,546	16,511	35	—%	15,586	960	6%
Net income	$53,804	$53,695	$109	—%	$50,683	$3,121	6%

Average assets	$9,391,981	$9,342,840	$49,141	1%	$9,934,511	$(542,530)	(5)%
Average loans	1,913,586	1,877,303	36,283	2%	1,747,237	166,349	10%
Average deposits	7,901,167	7,890,032	11,135	—%	8,248,541	(347,374)	(4)%
Average invested capital	295,202	291,705	3,497	1%	261,485	33,717	13%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Net interest revenue from Consumer Banking activities decreased by $12.2 million or 11%, largely due to increased customer demand for time deposits and a reduction in deposit spreads from a change in market conditions.

Operating revenue increased $6.1 million or 20% driven by growth in mortgage banking revenue. Mortgage production volume increased $48 million to $172 million. Operating expense decreased $1.6 million or 3%, which was largely offset by an increase in corporate expense allocations.

The net benefit of the changes in the fair value of mortgage servicing rights and related economic hedges was $1.2 million compared to a net cost of $5.2 million for the fourth quarter of 2023.

Average loans increased $36 million or 2% to $1.9 billion over the previous quarter. Average deposits attributed to the Consumer Banking segment were mostly unchanged from the previous quarter. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of the changes.

Wealth Management

Wealth Management contributed $34.2 million to consolidated net income in the first quarter of 2024, a decrease of $28.5 million or 46% compared to the fourth quarter of 2023. The prior quarter included a pre-tax gain of $31.0 million, before related professional fees, on the sale of BOKFI.

Table 11 – Wealth Management
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2023	Increase (Decrease)	% Increase (Decrease)
	Mar. 31, 2024	Dec. 31, 2023
Net interest revenue from external sources	$6,999	$6,221	$778	13%	$20,940	$(13,941)	(67)%
Net interest revenue from internal sources	33,110	35,422	(2,312)	(7)%	33,166	(56)	—%
Total net interest revenue	40,109	41,643	(1,534)	(4)%	54,106	(13,997)	(26)%
Net loans charged off (recovered)	(15)	10	(25)	(250)%	(24)	9	38%
Net interest revenue after net loans charged off (recovered)	40,124	41,633	(1,509)	(4)%	54,130	(14,006)	(26)%

Fees and commissions revenue	118,704	119,872	(1,168)	(1)%	108,911	9,793	9%
Other gains, net	—	31,007	(31,007)	(100)%	—	—	N/A
Other operating revenue	118,704	150,879	(32,175)	(21)%	108,911	9,793	9%

Personnel expense	63,777	66,151	(2,374)	(4)%	59,524	4,253	7%
Non-personnel expense	35,758	30,124	5,634	19%	22,515	13,243	59%
Other operating expense	99,535	96,275	3,260	3%	82,039	17,496	21%

Net direct contribution	59,293	96,237	(36,944)	(38)%	81,002	(21,709)	(27)%
Corporate expense allocations	14,558	14,198	360	3%	12,360	2,198	18%
Income before taxes	44,735	82,039	(37,304)	(45)%	68,642	(23,907)	(35)%
Federal and state income tax	10,570	19,349	(8,779)	(45)%	16,195	(5,625)	(35)%
Net income	$34,165	$62,690	$(28,525)	(46)%	$52,447	$(18,282)	(35)%

Average assets	$15,759,328	$14,879,450	$879,878	6%	$11,663,096	$4,096,232	35%
Average loans	2,198,803	2,154,416	44,387	2%	2,201,622	(2,819)	—%
Average deposits	9,237,965	8,085,643	1,152,322	14%	7,432,413	1,805,552	24%
Average invested capital	323,172	333,179	(10,007)	(3)%	290,369	32,803	11%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Combined net interest revenue and fee revenue decreased $2.7 million or 2% compared to the fourth quarter of 2023, largely due to declining spreads on deposits. Total revenue from institutional trading activities increased $1.4 million, primarily in U.S. government residential mortgage-backed securities trading activity. Other revenue decreased $8.2 million due to a reduction in customer hedging margin fees. Operating expense increased $3.3 million or 3% compared to the prior quarter. Personnel expense decreased $2.4 million as the prior quarter included transaction related employee costs on the sale of BOKFI. Non-personnel expense increased $5.6 million, primarily due to an increased level of operational losses, partially offset by a $2.7 million decrease in professional fees. Corporate expense allocations were consistent with the previous quarter.

Average outstanding loans attributed to the Wealth Management segment increased $44 million or 2% to $2.2 billion. Average Wealth Management deposits increased $1.2 billion or 14% to $9.2 billion. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of the changes.

Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the Consolidated Financial Statements for the composition of the securities portfolio as of March 31, 2024 and December 31, 2023.

We hold an inventory of trading securities in support of sales to a variety of customers, including banks, corporations, insurance companies, money managers and others. Trading securities increased $248 million to $5.4 billion during the first quarter of 2024. As discussed in the Market Risk section of this report, trading activities involve risk of loss from adverse price movement. We mitigate this risk within board-approved limits through the use of derivative contracts, short-sales and other techniques.

At March 31, 2024, the carrying value of investment (held-to-maturity) securities was $2.2 billion, including a $299 thousand allowance for expected credit losses, compared to $2.2 billion at December 31, 2023 with a $336 thousand allowance for expected credit losses. The fair value of investment securities was $2.0 billion at March 31, 2024, a $73 million decrease compared to the prior quarter. Investment securities consist primarily of residential mortgage-backed securities issued by U.S. government agencies, intermediate and long-term, fixed-rate Oklahoma and Texas municipal bonds, and taxable Texas school construction bonds.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders' equity. The amortized cost of available for sale securities totaled $13.3 billion at March 31, 2024, a $393 million increase compared to December 31, 2023. At March 31, 2024, the available for sale securities portfolio consisted primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Both residential and commercial mortgage-backed securities have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or contraction in the form of more rapid prepayments during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined residential mortgage-backed securities portfolio held in investment and available for sale securities was 3.4 years as of March 31, 2024, consistent with the measure as of December 31, 2023. Management estimates the duration extends to 4.0 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 2.4 years assuming a 200 basis point decline in the current rate environment. The duration of the total investment portfolio is 3.2 years, extends to 3.6 years in an upward shock of 200 basis points, and contracts to 2.6 years in a down 200 basis point shock scenario. Management also regularly monitors the impact of interest rate risk on the available for sale securities portfolio on our tangible equity ratio under various shock scenarios.

At March 31, 2024, we hold 252,233 non-transferable Class B-1 (formerly Class B) shares of Visa, Inc. in connection with a restructuring and public offering by Visa U.S.A. As a member of Visa U.S.A., we received the Class B shares based on our interest in Visa U.S.A. On January 23, 2024, Visa, Inc. stockholders approved the Exchange Offer which provides holders of Class B-1 shares an option to convert up to 50% of its Class B-1 shares to Visa Class C shares and subsequently to freely transferable Visa Class A common shares subject to certain restrictions and holding period requirements. The Exchange Offer opened on April 8, 2024 and is scheduled to expire at the end of the day on May 3, 2024. The Company tendered its Class B-1 Visa shares under the Exchange Offer and expects to monetize up to 50% of the Class B-1 shares. The per share closing price of a Visa Class A common share was $279.08 at March 31, 2024. In light of uncertainties associated with certain ongoing litigation matters involving Visa and the timing and outcome of the aforementioned proposal, the ultimate impact of this gain contingency is unknown.

Bank-Owned Life Insurance

We have approximately $410 million of bank-owned life insurance at March 31, 2024. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $316 million is held in separate accounts and $95 million represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio's investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. As of March 31, 2024, the fair value of investments held in separate accounts covered by the stable value wrap was approximately $287 million. Since the underlying fair value of the investments held in separate accounts at March 31, 2024 was below the net book value of the investments, $27 million of cash surrender value was supported by the stable value wrap. The remaining $2 million of fair value held in separate accounts is not supported by the stable value wrap. The stable value wrap is provided by an investment grade financial institution.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $24.2 billion at March 31, 2024, growing $268 million over December 31, 2023, largely due to growth in commercial loans, partially offset by a reduction in commercial real estate loans.

Table 12 – Loans
(In thousands)

	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	June 30, 2023	Mar. 31, 2023
Commercial:
Healthcare	$4,245,939	$4,143,233	$4,083,134	$3,991,387	$3,899,341
Services	3,529,421	3,576,223	3,566,361	3,585,169	3,563,702
Energy	3,443,719	3,437,101	3,490,602	3,508,752	3,398,057
General business	3,913,788	3,647,212	3,579,742	3,449,208	3,356,249
Total commercial	15,132,867	14,803,769	14,719,839	14,534,516	14,217,349

Commercial real estate:
Multifamily	1,960,839	1,872,760	1,734,688	1,502,971	1,363,881
Industrial	1,343,970	1,475,165	1,432,629	1,349,709	1,309,435
Office	901,105	909,442	981,876	1,005,660	1,045,700
Retail	543,735	592,632	608,073	617,886	618,264
Residential construction and land development	83,906	95,052	100,465	106,370	102,828
Other commercial real estate	403,122	392,596	383,569	388,205	375,208
Total commercial real estate	5,236,677	5,337,647	5,241,300	4,970,801	4,815,316

Loans to individuals:
Residential mortgage	2,192,584	2,160,640	2,090,992	1,993,690	1,926,027
Residential mortgage guaranteed by U.S. government agencies	139,456	149,807	161,092	186,170	224,753
Personal	1,470,976	1,453,105	1,510,795	1,552,482	1,566,608
Total loans to individuals	3,803,016	3,763,552	3,762,879	3,732,342	3,717,388

Total	$24,172,560	$23,904,968	$23,724,018	$23,237,659	$22,750,053

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

Commercial loans totaled $15.1 billion or 63% of the loan portfolio at March 31, 2024, a $329 million increase over December 31, 2023, primarily due to growth in general business and healthcare loans.

Approximately 70% of loans in this segment are located within our geographic footprint based on collateral location. Loans for which the collateral location is less relevant, such as unsecured loans and reserve-based energy loans, are categorized by the borrower's primary operating location. The largest concentration of loans in this segment outside of our footprint is California, totaling 5% of the segment.

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

Outstanding energy loan balances were largely unchanged compared to the prior quarter at $3.4 billion or 14% of total loans at March 31, 2024. Approximately $2.6 billion of energy loans were to oil and gas producers, a $32 million decrease compared to December 31, 2023. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. Approximately 70% of committed production loans are secured by properties primarily producing oil, and 30% of the committed production loans are secured by properties primarily producing natural gas.

Loans to midstream oil and gas companies totaled $604 million at March 31, 2024, a $54 million increase compared to December 31, 2023. Loans to borrowers that provide services to the energy industry totaled $178 million at March 31, 2024, largely unchanged compared to the prior quarter. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales, totaled $35 million, a $12 million decrease compared to December 31, 2023.

Unfunded energy loan commitments were $4.3 billion at March 31, 2024, a $147 million decrease compared to December 31, 2023.

The healthcare sector of the loan portfolio totaled $4.2 billion or 18% of total loans. Healthcare loans increased $103 million over December 31, 2023, primarily due to growth in loans to senior housing facilities. Healthcare sector loans consist primarily of loans for the development and operation of senior housing and care facilities including independent living, assisted living and skilled nursing. Generally we loan to borrowers with a portfolio of multiple facilities that serves to help diversify risks specific to a single facility.
The services sector of the loan portfolio totaled $3.5 billion or 15% of total loans, a $47 million decrease compared to the prior quarter. Service sector loans consist of a large number of loans to a variety of businesses including Native American tribal and state and local municipal government entities, Native American tribal casino operations, foundations and not-for-profit organizations, educational services and specialty trade contractors. Approximately $1.5 billion of the services category is made up of loans with individual balances of less than $10 million. Services sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer's business.

General business loans totaled $3.9 billion or 16% of total loans, an increase of $267 million compared to the prior quarter. General business loans consist of $2.4 billion of wholesale/retail loans and $1.5 billion of loans from other commercial industries.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of $100 million or more and with three or more non-affiliated banks as participants. At March 31, 2024, the outstanding principal balance of these loans totaled $5.8 billion, including $2.4 billion of energy loans. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 21% of our shared national credits, based on dollars committed. We hold shared national credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management's quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

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

Outstanding commercial real estate loan balances totaled $5.2 billion or 22% of total loans at March 31, 2024, a decrease of $101 million compared to December 31, 2023. Loans secured by industrial facilities decreased by $131 million to $1.3 billion and loans secured by retail properties decreased by $49 million to $544 million at March 31, 2024. The decline in these portfolios was partially offset by an $88 million increase in loans secured by multifamily properties.

Approximately 66% of loans in this segment are in our geographic footprint based on collateral location. The largest concentration of loans in this segment outside our footprint is Utah, totaling 9% of the segment. All other states represent less than 5% individually.

Unfunded commercial real estate loan commitments were $1.7 billion at March 31, 2024, a decrease of $147 million compared to December 31, 2023. We take a disciplined approach to managing our concentration of commercial real estate loan commitments as a percentage of capital.
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

Loans to individuals totaled $3.8 billion or 16% of the loan portfolio, an increase of $39 million compared to December 31, 2023. Approximately 91% of the loans in this segment are secured by collateral located within our geographical footprint. Loans for which the collateral location is less relevant, such as unsecured loans, are categorized by the borrower's primary location.

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Company are centrally managed by the Oklahoma market.

Table 13 – Loans Managed by Primary Geographical Market
(In thousands)

	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	June 30, 2023	Mar. 31, 2023
Texas:
Commercial	$7,515,070	$7,384,107	$7,249,963	$7,223,820	$7,103,166
Commercial real estate	1,935,728	1,987,037	1,873,477	1,748,796	1,675,831
Loans to individuals	964,464	914,134	961,299	974,911	992,343
Total Texas	10,415,262	10,285,278	10,084,739	9,947,527	9,771,340

Oklahoma:
Commercial	3,478,146	3,275,907	3,384,627	3,251,547	3,178,934
Commercial real estate	605,419	606,515	601,087	573,559	574,708
Loans to individuals	2,176,268	2,147,782	2,100,974	2,079,311	2,049,472
Total Oklahoma	6,259,833	6,030,204	6,086,688	5,904,417	5,803,114

Colorado:
Commercial	2,244,416	2,273,179	2,219,460	2,179,473	2,148,066
Commercial real estate	766,100	769,329	710,552	683,973	646,537
Loans to individuals	221,291	228,257	227,569	223,200	231,368
Total Colorado	3,231,807	3,270,765	3,157,581	3,086,646	3,025,971

Arizona:
Commercial	1,149,394	1,143,682	1,173,491	1,177,778	1,115,973
Commercial real estate	1,007,972	1,003,331	1,014,151	926,750	881,465
Loans to individuals	218,664	248,873	260,282	242,102	240,556
Total Arizona	2,376,030	2,395,886	2,447,924	2,346,630	2,237,994

Kansas/Missouri:
Commercial	320,609	331,179	307,725	309,148	318,782
Commercial real estate	497,036	511,947	547,708	516,299	489,951
Loans to individuals	141,767	144,958	132,137	138,960	129,580
Total Kansas/Missouri	959,412	988,084	987,570	964,407	938,313

New Mexico:
Commercial	317,651	291,736	297,714	287,443	280,945
Commercial real estate	352,559	389,106	405,989	425,472	449,715
Loans to individuals	67,814	67,485	69,418	64,803	65,770
Total New Mexico	738,024	748,327	773,121	777,718	796,430

Arkansas:
Commercial	107,581	103,979	86,859	105,307	71,483
Commercial real estate	71,863	70,382	88,336	95,952	97,109
Loans to individuals	12,748	12,063	11,200	9,055	8,299
Total Arkansas	192,192	186,424	186,395	210,314	176,891

Total BOK Financial loans	$24,172,560	$23,904,968	$23,724,018	$23,237,659	$22,750,053

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

We also have off-balance sheet credit risk related to certain residential mortgage loans primarily originated under community development loan programs that were sold to a U.S. government agency with full recourse prior to 2007. We are obligated to repurchase these loans for the life of these loans in the event of foreclosure for the unpaid principal and interest at the time of foreclosure. The majority of our conforming fixed-rate loan originations are sold in the secondary market, and we only retain repurchase obligations under standard underwriting representations and warranties.

Table 14 – Off-Balance Sheet Credit Commitments
(In thousands)

	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	June 30, 2023	Mar. 31, 2023
Loan commitments	$14,433,786	$14,793,025	$14,404,610	$14,979,253	$15,119,984
Standby letters of credit	733,903	710,543	759,563	721,908	790,316
Unpaid principal balance of residential mortgage loans sold with recourse	37,891	39,333	40,369	42,041	43,510
Unpaid principal balance of residential mortgage loans transferred into mortgage-backed securities guaranteed by U.S. Dept. of Veterans Affairs	950,115	959,256	970,469	988,212	996,139
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

Derivative contracts are carried at fair value. At March 31, 2024, the net fair value of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $463 million compared to $593 million at December 31, 2023. At March 31, 2024, the net fair value of our derivative contracts included $293 million for energy contracts, $114 million for interest rate swaps and $56 million for foreign exchange contracts. The aggregate net fair value of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $460 million at March 31, 2024 and $587 million at December 31, 2023.

At March 31, 2024, total derivative assets were reduced by $230 million of cash collateral received from counterparties and total derivative liabilities were reduced by $29 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement. Derivative contracts executed with customers may be secured by non-cash collateral in conjunction with a credit agreement with that customer, such as proven producing oil and gas properties. Access to this collateral in an event of default is reasonably assured.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at March 31, 2024 follows in Table 15.

Table 15 – Fair Value of Derivative Contracts
(In thousands)

Customers	$143,971
Banks and other financial institutions	34,791
Exchanges and clearing organizations	54,953
Fair value of customer risk management program asset derivative contracts, net	$233,715

At March 31, 2024, our largest derivative exposure was to an exchange for $61 million of net derivative positions, net of cash margin.

Our customer hedging program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits which may incur additional funding costs. Also, changes in commodity prices affect risk-weighted assets and total assets which in turn impacts regulatory capital ratios. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices to an equivalent of $65.64 per barrel of oil would decrease the fair value of derivative assets by $104 million, with lending customers comprising the bulk of the assets. An increase in prices to an equivalent of $100.70 per barrel of oil would increase the fair value of derivative assets by $635 million as asset values rise faster than margin paid. Liquidity requirements of this program may also be affected by our credit rating. At March 31, 2024, a decrease in our credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $10 million.

The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of March 31, 2024, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.

Summary of Credit Loss Experience

Table 16 – Summary of Credit Loss Experience
(Dollars in thousands)

	Three Months Ended
	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	June 30, 2023	Mar. 31, 2023
Allowance for loan losses:
Beginning balance	$277,123	$272,114	262,714	249,460	235,704
Loans charged off	(7,060)	(5,007)	(10,593)	(8,049)	(3,667)
Recoveries of loans previously charged off	1,600	911	4,062	1,346	2,898
Net loans charged off	(5,460)	(4,096)	(6,531)	(6,703)	(769)
Provision for credit losses	9,960	9,105	15,931	19,957	14,525
Ending balance	$281,623	$277,123	$272,114	$262,714	$249,460

Accrual for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$48,977	$52,604	59,940	62,943	60,919
Provision for credit losses	(1,658)	(3,627)	(7,336)	(3,003)	2,024
Ending balance	$47,319	$48,977	$52,604	$59,940	$62,943

Accrual for off-balance sheet credit risk associated with mortgage banking activities:
Beginning balance	$3,492	$2,962	4,443	4,381	4,904
Loans charged off	(3)	—	(7)	(16)	(35)
Provision for credit losses	(265)	530	(1,474)	78	(488)
Ending balance	$3,224	$3,492	$2,962	$4,443	$4,381

Allowance for credit losses related to held-to-maturity (investment) securities:
Beginning balance	$336	$344	$465	$497	$558
Provision for credit losses	(37)	(8)	(121)	(32)	(61)
Ending balance	$299	$336	$344	$465	$497

Total provision for credit losses	$8,000	$6,000	$7,000	$17,000	$16,000
Average loans by portfolio segment :
Commercial	$14,992,639	$14,680,001	$14,527,676	$14,316,474	$14,046,237
Commercial real estate	5,188,152	5,293,021	5,172,876	4,896,230	4,757,362
Loans to individuals	3,767,776	3,732,086	3,713,756	3,676,350	3,672,648
Net charge-offs (annualized) to average loans	0.09%	0.07%	0.11%	0.12%	0.01%
Net charge-offs (annualized) to average loans by portfolio segment:
Commercial	0.09%	0.08%	0.18%	0.06%	(0.06)%
Commercial real estate	0.10%	—%	(0.07)%	0.32%	0.17%
Loans to individuals	0.10%	0.11%	0.10%	0.08%	0.07%
Recoveries to gross charge-offs	22.66%	18.19%	38.35%	16.72%	79.03%
Provision for loan losses (annualized) to average loans	0.17%	0.15%	0.27%	0.35%	0.26%
Allowance for loan losses to loans outstanding at period end	1.17%	1.16%	1.15%	1.13%	1.10%
Accrual for unfunded loan commitments to loan commitments	0.33%	0.33%	0.37%	0.40%	0.42%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period end	1.36%	1.36%	1.37%	1.39%	1.37%

Allowance for Loan Losses and Accrual for Off-Balance Sheet Credit Risk from Unfunded Loan Commitments
Expected credit losses on assets carried at amortized cost are recognized over their expected lives based on models that measure the probability of default and loss given default over a 12-month reasonable and supportable forecast period. Models incorporate base case, downside and upside macroeconomic variables such as real GDP growth, civilian unemployment rate, commercial real estate vacancy rates and WTI oil prices on a probability weighted basis. See Note 4 to the Consolidated Financial Statements for additional discussion of methodology of allowance for loan losses.
Non-pass grade loans, including loans especially mentioned, accruing substandard and nonaccruing loans, decreased $14 million compared to December 31, 2023. Non-pass grade general business loans decreased $23 million, partially offset by a $12 million increase in non-pass grade commercial real estate loans. A summary of outstanding loan balances by risk grade is included in Note 4 to the Consolidated Financial Statements.
The provision for credit losses of $8.0 million in the first quarter of 2024 reflects continued loan growth and a stable economic forecast. The allowance for loan losses totaled $282 million or 1.17% of outstanding loans at March 31, 2024. Excluding residential mortgage loans guaranteed by U.S. government agencies, the allowance for loan losses was 255% of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $329 million or 1.36% of outstanding loans and 298% of nonaccruing loans at March 31, 2024.
The probability weighting of all scenarios in our reasonable and supportable forecast remained unchanged compared to the prior quarter. The sensitivity to management's economic scenario weighting may be quantified by comparing the results of weighting each economic scenario at 100%. For example, compared to a 100% base case scenario, a 100% downside case would result in an additional $210 million in quantitative reserve, while a 100% upside case would result in $6.9 million less quantitative reserve at March 31, 2024. Such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related allowance.
The Company recorded a $6.0 million provision for credit losses in the fourth quarter of 2023. The allowance for loan losses was $277 million or 1.16% of outstanding loans at December 31, 2023. Excluding residential mortgage loans guaranteed by U.S. government agencies, the allowance for loan losses was 204% of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $326 million or 1.36% of outstanding loans and 240% of nonaccruing loans.

A summary of macroeconomic variables considered in developing our estimate of expected credit losses at March 31, 2024 follows:

	Base	Downside	Upside
Scenario probability weighting	50%	35%	15%
Economic outlook
Geopolitical conflicts remain isolated.

Beginning in the third quarter of 2024, there is one rate cut per quarter, bringing the federal funds target range of 4.50% to 4.75% by the end of the first quarter of 2025.

Core inflation continues to improve from the previous peaks and reaches 2.5% by the first quarter of 2025.

Job openings revert to more normalized levels and overall hiring levels decline, causing the national unemployment rate to modestly increase over the next four quarters. Inflation pressures ease and help stabilize real household income. A restrictive credit environment slows economic activity and results in below-trend GDP growth.

Geopolitical conflicts remain isolated.

The Federal Reserve is forced to adopt an accommodative monetary policy compared to the base case scenario and cut the federal funds rate significantly to encourage economic activity and job creation. In total, there are ten rate cuts over the next four quarters bringing the target range to 2.75% to 3.00% by the first quarter of 2025.

Tight monetary conditions result in declines in consumer spending while a restrictive credit environment decreases private sector investment. This pushes the United States into a recession, with a contraction in economic activity and a sharp increase in the unemployment rate.

Geopolitical conflicts remain isolated.

There are four federal funds rate cuts in 2024 and one rate cut in the first quarter of 2025, bringing the target range to 4.00% to 4.25%.

Core inflation continues to improve from the previous peaks and reaches 2.2% by the first quarter of 2025.

Labor force participants continue to re-enter the job market to help fill the elevated level of job openings. The increase in employment helps maintain household income above its pre-pandemic trend. This supports consumer spending and produces GDP growth consistent with pre-pandemic levels.

Macro-economic factors
–GDP is forecasted to grow by 1.6% over the next 12 months.
–Civilian unemployment rate of 3.9% in the second quarter of 2024 increases to 4.2% by the first quarter of 2025.
–WTI oil prices are projected to generally follow the NYMEX forward curve that existed at the end of March 2024 and are expected to average $75.40 per barrel over the next 12 months.

–GDP is forecasted to contract 1.8% over the next twelve months.
–Civilian unemployment rate of 4.6% in the second quarter of 2024 increases to 6.2% in the first quarter of 2025.
–WTI oil prices are projected to average $53.30 over the next 12 months, with a peak of $61.94 in the second quarter of 2024 and falling 22% over the following three quarters.

–GDP is forecasted to grow by 2.1% over the next 12 months.
–Civilian unemployment rate of 3.8% in the second quarter of 2024 increases to 4.0% by the first quarter of 2025.
–WTI oil prices are projected to average $74.75 per barrel over the next 12 months.

Net Loans Charged Off

Net loans charged off totaled $5.5 million or 0.09% of average loans in the first quarter. Net charge-offs were primarily composed of a $3.2 million general business loan and a $1.3 million office loan. Net charge-offs of loans to individuals include deposit account overdraft losses.

Accrual for Off-Balance Sheet Credit Risk Associated with Mortgage Banking Activities

The accrual for off-balance sheet credit risk associated with mortgage banking activities includes consideration of credit risk related to certain residential mortgage loans sold into mortgage-backed securities in excess of amounts guaranteed by the VA and mortgage loans originated under community development loan programs that were sold to a U.S. government agency with full recourse.

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

Table 17 – Nonperforming Assets
(Dollars in thousands)

	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	June 30, 2023	Mar. 31, 2023
Nonaccruing loans:
Commercial:
Healthcare	$49,307	$81,529	$41,836	$36,753	$37,247
Energy	14,991	17,843	19,559	20,037	127
Services	3,319	3,616	2,820	4,541	8,097
General business	7,003	7,143	6,483	11,946	8,961
Total commercial	74,620	110,131	70,698	73,277	54,432

Commercial real estate	22,087	7,320	7,418	17,395	21,668

Loans to individuals:
Residential mortgage	13,449	18,056	30,954	29,973	29,693
Residential mortgage guaranteed by U.S. government agencies	9,217	9,709	10,436	11,473	14,302
Personal	142	253	79	133	200
Total loans to individuals	22,808	28,018	41,469	41,579	44,195
Total nonaccruing loans	119,515	145,469	119,585	132,251	120,295
Real estate and other repossessed assets	2,860	2,875	3,753	4,227	12,651
Total nonperforming assets	$122,375	$148,344	$123,338	$136,478	$132,946
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$113,158	$138,635	$112,902	$125,005	$118,644

Allowance for loan losses to nonaccruing loans[1]	255.33%	204.13%	249.31%	217.52%	235.36%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to nonaccruing loans[1]	298.23%	240.20%	297.50%	267.15%	294.74%
Nonperforming assets to outstanding loans and repossessed assets	0.51%	0.62%	0.52%	0.59%	0.58%
Nonperforming assets to outstanding loans and repossessed assets[1]	0.47%	0.58%	0.48%	0.54%	0.53%
Nonaccruing loans to outstanding loans	0.49%	0.61%	0.50%	0.57%	0.53%
Nonaccruing commercial loans to outstanding commercial loans	0.49%	0.74%	0.48%	0.50%	0.38%
Nonaccruing commercial real estate loans to outstanding commercial real estate loans	0.42%	0.14%	0.14%	0.35%	0.45%
Nonaccruing loans to individuals to outstanding loans to individuals[1]	0.37%	0.51%	0.86%	0.85%	0.86%
1     Excludes residential mortgages guaranteed by U.S. government agencies.
Nonaccruing loans decreased $26 million compared to December 31, 2023. New nonaccruing loans identified in the first quarter totaled $24 million, offset by $34 million of loans that returned to accruing status, $8.6 million in payments received and $7.1 million of charge-offs. Nonaccruing healthcare loans decreased $32 million, partially offset by a $15 million increase in nonaccruing commercial real estate loans driven primarily by a single office loan. The Company generally retains nonperforming assets to maximize potential recovery, which may cause future nonperforming assets to decrease more slowly.

A rollforward of nonperforming assets for the three months ended March 31, 2024 follows in Table 18.

Table 18 – Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	March 31, 2024
	Nonaccruing Loans				Real Estate and Other Repossessed Assets	Total Nonperforming Assets
	Commercial	Commercial Real Estate	Loan to Individuals	Total
Balance, December 31, 2023	$110,131	$7,320	$28,018	$145,469	$2,875	$148,344
Additions	4,942	16,042	3,251	24,235	—	24,235
Payments	(6,116)	(25)	(2,433)	(8,574)	—	(8,574)
Charge-offs	(4,240)	(1,250)	(1,570)	(7,060)	—	(7,060)
Net gains (losses) and write-downs	—	—	—	—	109	109
Foreclosure of nonperforming loans	—	—	(77)	(77)	77	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(558)	(558)	—	(558)
Proceeds from sales	—	—	—	—	(201)	(201)
Net transfers to nonaccruing loans	—	—	(5)	(5)	—	(5)
Return to accrual status	(30,097)	—	(3,818)	(33,915)	—	(33,915)
Balance, March 31, 2024	$74,620	$22,087	$22,808	$119,515	$2,860	$122,375
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

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets totaled $2.9 million at March 31, 2024, largely unchanged compared to December 31, 2023. Real estate and other repossessed assets were composed primarily of $2.1 million of land for commercial real estate development.
Liquidity and Capital

Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs. Based on the average balances for the first quarter of 2024, approximately 70% of our funding was provided by deposit accounts, 16% from borrowed funds, 10% from equity and less than 1% from long-term subordinated debt.

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

Average deposits for the first quarter of 2024 totaled $35.0 billion, a $1.3 billion increase compared to the fourth quarter of 2023. Demand deposits decreased $747 million while interest-bearing transaction account balances increased $1.8 billion. Time deposit balances increased $285 million.

Table 19 – Average Deposits by Line of Business
(In thousands)

	Three Months Ended
	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	June 30, 2023	Mar. 31, 2023
Commercial Banking	$15,730,241	$15,493,326	$15,115,313	$14,822,093	$15,861,285
Consumer Banking	7,901,167	7,890,032	7,936,186	7,986,674	8,248,541
Wealth Management	9,237,965	8,085,643	7,886,962	7,544,143	7,432,413
Subtotal	32,869,373	31,469,001	30,938,461	30,352,910	31,542,239
Funds Management and other	2,156,518	2,207,212	2,349,436	2,016,802	1,940,232
Total	$35,025,891	$33,676,213	$33,287,897	$32,369,712	$33,482,471

Average Commercial Banking deposit balances increased $237 million compared to the fourth quarter of 2023. Interest-bearing transaction account balances increased $784 million while demand deposit balances decreased $549 million. Our Commercial deposit portfolio is highly diversified across industries and customers. The highest concentration by industry within our commercial deposit portfolio is our energy customers representing 8% of our total deposits.

Average Consumer Banking deposit balances increased $11 million over the prior quarter. A $256 million increase in time deposit balances was partially offset by a $175 million decrease in interest-bearing transaction deposit balances and a $65 million decrease in demand deposit balances.

Average Wealth Management deposits increased $1.2 billion compared to the fourth quarter of 2023. Interest-bearing transaction account balances increased $1.2 billion. Time deposit balances increased $33 million while demand deposit balances decreased $94 million.

Average brokered deposits were 4% of total deposits during the first quarter of 2024. Average interest-bearing transaction accounts for the first quarter included $479 million of brokered deposits, a $167 million increase over the fourth quarter of 2023. Average time deposits for the first quarter of 2024 included $620 million of brokered deposits, a $9.5 million decrease compared to the fourth quarter of 2023. Period end brokered interest-bearing transaction accounts increased $489 million to $819 million at March 31, 2024 and brokered time deposits decreased $80 million to $492 million at March 31, 2024. During the first quarter, reciprocal deposit balances exceeded the $5 billion general cap as defined by the FDIC. Reciprocal deposit balances in excess of the $5 billion general cap are included as brokered deposits for regulatory reporting purposes. The portion of brokered deposits excluding the reciprocal component was 2% of total deposits.

The distribution of our period end deposit account balances among principal markets follows in Table 20.

Table 20 – Period End Deposits by Principal Market Area
(In thousands)

	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	June 30, 2023	Mar. 31, 2023
Oklahoma:
Demand	$3,365,529	$3,586,091	$4,019,019	$4,273,136	$4,369,944
Interest-bearing:
Transaction	12,362,193	10,929,704	9,970,955	9,979,534	9,468,100
Savings	509,775	500,313	508,619	531,536	564,829
Time	2,136,583	1,984,336	2,019,749	1,945,916	942,787
Total interest-bearing	15,008,551	13,414,353	12,499,323	12,456,986	10,975,716
Total Oklahoma	18,374,080	17,000,444	16,518,342	16,730,122	15,345,660

Texas:
Demand	2,201,561	2,306,334	2,599,998	2,876,568	3,154,789
Interest-bearing:
Transaction	5,125,834	5,035,856	5,046,288	4,532,093	4,366,932
Savings	157,108	155,652	154,863	162,704	175,012
Time	605,526	492,753	436,218	377,424	321,774
Total interest-bearing	5,888,468	5,684,261	5,637,369	5,072,221	4,863,718
Total Texas	8,090,029	7,990,595	8,237,367	7,948,789	8,018,507

Colorado:
Demand	1,316,971	1,633,672	1,598,622	1,726,130	1,869,194
Interest-bearing:
Transaction	1,951,232	1,921,605	1,888,026	1,825,295	2,126,435
Savings	63,675	67,646	63,129	66,968	72,548
Time	237,656	201,393	185,030	148,840	128,583
Total interest-bearing	2,252,563	2,190,644	2,136,185	2,041,103	2,327,566
Total Colorado	3,569,534	3,824,316	3,734,807	3,767,233	4,196,760

New Mexico:
Demand	683,643	794,467	853,571	912,218	997,364
Interest-bearing:
Transaction	1,085,946	886,089	1,049,903	712,541	674,328
Savings	95,944	95,453	97,753	102,729	111,771
Time	298,556	258,195	217,535	179,548	137,875
Total interest-bearing	1,480,446	1,239,737	1,365,191	994,818	923,974
Total New Mexico	2,164,089	2,034,204	2,218,762	1,907,036	1,921,338

Arizona:
Demand	502,143	524,167	522,142	592,144	780,051
Interest-bearing:
Transaction	1,181,539	1,174,715	903,535	800,970	687,527
Savings	12,024	11,636	12,340	14,489	16,993
Time	46,962	41,884	36,689	31,248	27,755
Total interest-bearing	1,240,525	1,228,235	952,564	846,707	732,275
Total Arizona	1,742,668	1,752,402	1,474,706	1,438,851	1,512,326

	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	June 30, 2023	Mar. 31, 2023

Kansas/Missouri:
Demand	316,041	326,496	351,236	363,534	393,321
Interest-bearing:
Transaction	985,706	966,166	981,091	1,014,247	1,040,009
Savings	13,095	13,821	14,331	16,316	18,292
Time	30,411	23,955	22,437	16,176	13,061
Total interest-bearing	1,029,212	1,003,942	1,017,859	1,046,739	1,071,362
Total Kansas/Missouri	1,345,253	1,330,438	1,369,095	1,410,273	1,464,683

Arkansas:
Demand	28,168	25,266	29,635	38,818	42,312
Interest-bearing:
Transaction	55,735	49,966	57,381	43,301	71,158
Savings	2,776	2,564	2,898	3,195	3,228
Time	11,215	9,506	9,559	7,225	4,775
Total interest-bearing	69,726	62,036	69,838	53,721	79,161
Total Arkansas	97,894	87,302	99,473	92,539	121,473
Total BOK Financial deposits	$35,383,547	$34,019,701	$33,652,552	$33,294,843	$32,580,747

Estimated uninsured deposits totaled $18.2 billion or 51% of our total deposits at March 31, 2024. In addition to insured deposits, we also hold $4.5 billion of collateralized deposits. Municipalities, Native American tribal governments and certain trust-related deposits are all required to be collateralized. Excluding the impact of collateralized deposits and deposits related to consolidated subsidiaries, our uninsured and uncollateralized deposit level is $13.2 billion or 37% of total deposits at March 31, 2024.

In addition to deposits, liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Banks borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers' banks and Federal Home Loan Banks from across the country. The largest single source of wholesale federal funds purchased totaled $250 million at March 31, 2024. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale and trading securities. Federal Home Loan Banks borrowings are generally short-term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and agency mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $6.8 billion during the quarter, compared to $7.1 billion in the fourth quarter of 2023.

At March 31, 2024, management estimates a total potential secured borrowing capacity of approximately $23.7 billion. This includes current available secured capacity of $20.0 billion from the use of programs available to U.S. banks from the Federal Home Loan Banks and Federal Reserve Banks and an estimated $3.7 billion of other sources that could be converted into additional secured capacity.

A summary of other borrowings for BOK Financial on a consolidated basis follows in Table 21.

Table 21 – Borrowed Funds
(Dollars in thousands)

		Three Months Ended March 31, 2024				Three Months Ended Dec. 31, 2023
	Mar. 31, 2024	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	Dec. 31, 2023	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter

Funds purchased	$899,447	$582,505	4.76%	$899,447	$515,747	$438,028	4.71%	$515,747
Repurchase agreements	362,070	675,539	3.43%	362,070	607,001	2,038,945	4.81%	1,041,432
Other borrowings:
Federal Home Loan Banks advances	6,700,000	6,819,232	5.56%	6,700,000	7,675,000	7,094,294	5.54%	7,825,000
GNMA repurchase liability	10,414	10,953	4.00%	10,805	11,660	11,075	4.16%	11,726
Other	14,238	14,448	5.26%	14,800	14,892	15,594	6.31%	15,896
Total other borrowings	6,724,652	6,844,633	5.56%		7,701,552	7,120,963	5.55%
Subordinated debentures[1]	131,154	131,154	7.09%	131,154	131,150	131,151	7.09%	131,151
Total other borrowed funds and subordinated debentures	$8,117,323	$8,233,831	5.35%		$8,955,450	$9,729,087	5.37%
1 Parent Company only.
BOKF, NA also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold into GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors if delinquent loans are not repurchased from the GNMA mortgage pools.
Parent Company

At March 31, 2024, cash and interest-bearing cash and cash equivalents held by the parent company totaled $183 million. The primary sources of liquidity for BOK Financial are cash on hand and dividends from BOKF, NA. Dividends from the bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At March 31, 2024, based upon the most restrictive limitations as well as management's internal capital policy, BOKF, NA could declare up to $354 million of dividends. Dividend constraints may be alleviated through increases in retained earnings, capital issuances or changes in risk weighted assets. Future losses or increases in required regulatory capital at the bank could affect its ability to pay dividends to the parent company.

Our equity capital at March 31, 2024 was $5.1 billion, a $14 million decrease compared to December 31, 2023. Net income less cash dividends paid increased equity $48 million during the first quarter of 2024. Changes in interest rates resulted in an $11 million decrease in accumulated other comprehensive income compared to December 31, 2023. We also repurchased $52 million of common stock, excluding a 1% excise tax on corporate stock repurchases, during the first quarter of 2024. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings including expected benefits from lower federal income tax rates, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt or perpetual preferred stock issuance, share repurchase and stock and cash dividends.

On November 1, 2022, the board of directors authorized the Company to purchase up to five million common shares, subject to market conditions, securities law and other regulatory compliance limitations. As of March 31, 2024, the Company had repurchased 3,044,844 shares under this authorization. The Company repurchased 616,630 shares of common stock at an average price of $83.89 per share in the first quarter of 2024. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.

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

In March 2020, in response to the impact on the financial markets by the COVID-19 pandemic, the banking agencies issued an interim final rule permitting banking organizations that implement the CECL model the option to delay for two years an estimate of the CECL methodology's effect on regulatory capital, followed by a three-year transition period. The estimate includes the implementation date adjustment as of January 1, 2020 plus an estimate of the impact of the change for a two year period following implementation of CECL. We elected to delay the regulatory capital impact of the transition in accordance with the interim final rule. Deferral of the impact of CECL added 3 basis points to the Company's Common equity Tier 1 capital at March 31, 2024.

Capital and other performance ratios for BOK Financial on a consolidated basis are presented in Table 22.

Table 22 – Capital and Performance Ratios

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer	Mar. 31, 2024	Dec. 31, 2023	Mar. 31, 2023
Capital:
Common equity Tier 1	4.50%	2.50%	7.00%	11.99%	12.06%	12.19%
Tier 1 capital	6.00%	2.50%	8.50%	12.00%	12.07%	12.20%
Total capital	8.00%	2.50%	10.50%	13.15%	13.16%	13.21%
Tier 1 Leverage	4.00%	N/A	4.00%	9.42%	9.45%	9.94%
Average total equity to average assets				10.30%	9.93%	10.53%
Tangible common equity ratio[1]				8.21%	8.29%	8.46%
Adjusted common tangible equity ratio[1]				7.92%	8.02%	8.22%

Performance Ratios:
Return on average equity				6.53%	6.64%	13.61%
Return on average tangible common equity[1]				8.31%	8.56%	17.71%
1    See Explanation and Reconciliation of Non-GAAP Measures following.

Off-Balance Sheet Arrangements

See Note 4 to the Consolidated Financial Statements for a discussion of the Company's significant off-balance sheet commitments.

Explanation and Reconciliation of Non-GAAP Measures

Table 23 provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 23 – Non-GAAP Measures
(Dollars in thousands)

	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	June 30, 2023	Mar. 31, 2023
Reconciliation of tangible common equity ratio and adjusted tangible common equity ratio:
Total shareholders' equity	$5,128,751	$5,142,442	$4,814,019	$4,863,854	$4,874,786
Less: Goodwill and intangible assets, net	1,101,643	1,104,728	1,110,553	1,113,995	1,117,438
Tangible common equity	4,027,108	4,037,714	3,703,466	3,749,859	3,757,348
Add: Unrealized loss on investment securities, net	(185,978)	(171,903)	(246,395)	(189,152)	(140,947)
Add: Tax effect on unrealized loss on investment securities, net	43,740	40,430	57,949	44,486	33,149
Adjusted tangible common equity	$3,884,870	$3,906,241	$3,515,020	$3,605,193	$3,649,550

Total assets	$50,160,380	$49,824,830	$48,931,397	$49,237,920	$45,524,122
Less: Goodwill and intangible assets, net	1,101,643	1,104,728	1,110,553	1,113,995	1,117,438
Tangible assets	$49,058,737	$48,720,102	$47,820,844	$48,123,925	$44,406,684

Tangible common equity ratio	8.21%	8.29%	7.74%	7.79%	8.46%
Adjusted tangible common equity ratio	7.92%	8.02%	7.35%	7.49%	8.22%

Reconciliation of return on average tangible common equity:
Total average shareholders' equity	$5,152,061	$4,933,917	$4,902,119	$4,941,352	$4,837,567
Less: Average goodwill and intangible assets, net	1,103,090	1,107,949	1,112,217	1,115,652	1,119,123
Average tangible common equity	$4,048,971	$3,825,968	$3,789,902	$3,825,700	$3,718,444

Net Income	$83,703	$82,575	$134,495	$151,308	$162,368

Return on average tangible common equity	8.31%	8.56%	14.08%	15.86%	17.71%

Reconciliation of pre-provision net revenue:
Net income before taxes	$106,889	$111,475	$167,735	$195,637	$208,401
Add: Provision for expected credit losses	8,000	6,000	7,000	17,000	16,000
Less: Net income (loss) attributable to non-controlling interests	(9)	(53)	(16)	328	128
Pre-provision net revenue	$114,898	$117,528	$174,751	$212,309	$224,273

Reconciliation of adjusted net income and earnings per share:
Net income	$83,703	$82,575	$134,495	$151,308	$162,368
Add: FDIC special assessment, net of tax	4,936	33,478	—	—	—
Less: Loss on repositioning of available for sale securities, net of tax	(34,547)	(21,129)	—	(2,302)	—
Less: Gain on sale of BOKF Insurance, net of tax	—	23,715	—	—	—
Adjusted net income	123,186	113,467	134,495	153,610	162,368

Earnings per share	$1.29	$1.26	$2.04	$2.27	$2.43
Add: FDIC special assessment, net of tax	0.08	0.52	—	—	—
Less: Loss on repositioning of available for sale securities, net of tax	(0.54)	(0.33)	—	(0.03)	—
Less: Gain on sale of BOKF Insurance, net of tax	—	0.37	—	—	—
Adjusted earnings per share	$1.91	$1.74	$2.04	$2.30	$2.43

	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	June 30, 2023	Mar. 31, 2023
Calculation of efficiency ratio and efficiency ratio excluding adjustments:
Total other operating expense	$340,384	$384,083	$324,313	$318,673	$305,812
Less: Amortization of intangible assets	3,003	3,543	3,474	3,474	3,391
Numerator for efficiency ratio	$337,381	$380,540	$320,839	$315,199	$302,421
Less: FDIC special assessment	6,454	43,773	—	—	—
Less: Expenses related to sale of BOKF Insurance	—	3,436	—	—	—
Adjusted numerator for efficiency ratio	$330,927	$333,331	$320,839	$315,199	$302,421

Net interest revenue	$293,572	$296,675	$300,896	$322,261	$352,348
Tax-equivalent adjustment	2,100	2,112	2,214	2,200	2,285
Tax-equivalent net interest revenue	295,672	298,787	303,110	324,461	354,633
Total other operating revenue	161,701	204,883	198,152	209,049	177,865
Less: Loss on available for sale securities, net	(45,171)	(27,626)	—	(3,010)	—
Denominator for efficiency ratio	$502,544	$531,296	$501,262	$536,520	$532,498
Less: Gain on sale of BOKF Insurance	—	31,007	—	—	—
Adjusted denominator for efficiency ratio	$502,544	$500,289	$501,262	$536,520	$532,498

Efficiency ratio	67.13%	71.62%	64.01%	58.75%	56.79%
Efficiency ratio excluding adjustments	65.85%	66.63%	64.01%	58.75%	56.79%

Information on net interest revenue and net interest margin excluding trading activities:
Net interest revenue	$293,572	$296,675	$300,896	$322,261	$352,348
Less: Trading activities net interest revenue	(498)	(3,305)	(7,343)	(3,461)	70
Net interest revenue excluding trading activities	$294,070	$299,980	$308,239	$325,722	$352,278
Tax-equivalent adjustment	2,100	2,112	2,214	2,200	2,285
Tax-equivalent net interest revenue excluding trading activities	$296,170	$302,092	$310,453	$327,922	$354,563

Average interest-earning assets	$44,846,886	$44,327,237	$44,012,300	$42,731,533	$40,781,257
Less: Average trading activities interest-earning assets	5,371,209	5,448,403	5,444,587	4,274,803	3,031,969
Average interest-earning assets excluding trading activities	$39,475,677	$38,878,834	$38,567,713	$38,456,730	$37,749,288

Net interest margin on average interest-earning assets	2.61%	2.64%	2.69%	3.00%	3.45%
Net interest margin on average trading activities interest-earning assets	(0.07)%	(0.20)%	(0.49)%	(0.34)%	—%
Net interest margin on average interest-earning assets excluding trading activities	2.97%	3.03%	3.14%	3.36%	3.72%

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

We believe adjusting net income and earnings per share for notable non-core items enhances comparability of results with prior periods, demonstrates the impact of significant items and provides a useful measure for determining the Company's expenses that are core to our business operations and are expected to recur over time.

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

The interest rate sensitivity in Table 24 indicates management's estimation of the impact of rate changes on net interest revenue. Should deposit costs be 10% more sensitive to changes in rates, the variation in net interest revenue over the next twelve months would be 0.42% for the 100 basis point decrease scenario. Alternatively, should deposit funding costs be 10% less sensitive to changes in rates, the variation in net interest revenue over the next twelve months would be (0.80)%, or ($10.4 million) for the 100 basis point decrease scenario. Additionally, in a flattening yield curve scenario where long-term rates increase by 100 basis points and short-term rates increase by 200 basis points, net interest revenue would decrease approximately 4.78%, or $62 million.

Table 24 – Interest Rate Sensitivity
(Dollars in thousands)

	Mar. 31, 2024				Dec. 31, 2023
	200 bp Increase	100 bp Increase	100 bp Decrease	200 bp Decrease	200 bp Increase	100 bp Increase	100 bp Decrease	200 bp Decrease
Anticipated impact over the next twelve months on net interest revenue	$(29,900)	$(4,600)	$(2,500)	$900	$(36,100)	$(8,900)	$(7,900)	$(2,900)
	(2.31)%	(0.35)%	(0.20)%	0.07%	(3.03)%	(0.75)%	(0.66)%	(0.24)%
Anticipated impact over months twelve through twenty-four	$(3,400)	$20,800	$(38,600)	$(62,500)	$(9,600)	$15,300	$(53,700)	$(84,900)
	(0.24)%	1.46%	(2.70)%	(4.37)%	(0.74)%	1.18%	(4.16)%	(6.57)%

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

Table 25 – MSR Asset and Hedge Sensitivity Analysis
(In thousands)

	Mar. 31, 2024		Dec. 31, 2023
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
MSR Asset	$8,840	$(10,181)	$7,974	$(9,877)
MSR Hedge	(9,131)	9,295	(8,444)	8,606
Net Exposure	(291)	(886)	(470)	(1,271)

Trading Activities

The Company bears market risk by originating RMHFS. RMHFS are generally outstanding for 60 to 90 days, which represents the typical period from commitment to originate a loan to sale of the closed loan to an investor. Primary mortgage interest rate changes during this period affect the value of RMHFS commitments and loans. We use forward sale contracts to mitigate market risk on all closed mortgage loans held for sale and on an estimate of mortgage loan commitments that are expected to result in closed loans.

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

Table 26 – Mortgage Pipeline Sensitivity Analysis
(In thousands)

	Three Months Ended
	Mar. 31, 2024		Dec. 31, 2023		Mar. 31, 2023
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(36)	$(19)	$(17)	$(21)	$(79)	$(16)
Low[2]	93	126	22	46	(1)	61
High[3]	(240)	(151)	(91)	(58)	(186)	(84)
Period End	(154)	52	14	(41)	(74)	(19)
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

The trading portfolio's VaR and SVaR profiles are influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. Table 27 below summarizes certain VaR and SVaR based measures for the three months ended March 31, 2024, December 31, 2023, and March 31, 2023.

Table 27 – VaR and SVaR Measures
(In thousands)

	Three Months Ended
	Mar. 31, 2024		Dec. 31, 2023		Mar. 31, 2023
	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR
Average[1]	$5,053	$6,388	$4,757	$8,154	$4,059	$7,461
Low	2,634	4,190	2,338	4,067	1,944	3,156
High	8,149	8,268	7,776	13,045	8,487	15,571
Period End	4,677	4,931	2,977	4,925	4,036	8,907
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

Table 28 – Trading Sensitivity Analysis
(In thousands)

	Three Months Ended
	Mar. 31, 2024		Dec. 31, 2023		Mar. 31, 2023
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(3,745)	$5,197	$(1,068)	$2,095	$701	$(497)
Low[2]	1,684	8,685	3,604	6,216	4,513	1,983
High[3]	(6,898)	(59)	(5,897)	(2,457)	(1,837)	(4,538)
Period End	(5,454)	7,069	(527)	1,920	2,247	(2,053)
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
Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about BOK Financial Corporation, the financial services industry, and the economy generally and the related responses of the government, consumers, and others, on our business, financial condition and results of operations. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "plans," "outlook," "projects," "will," "intends," variations of such words and similar expressions are intended to identify such forward-looking statements. Management judgments relating to and discussion of the provision and allowance for credit losses, allowance for uncertain tax positions, accruals for loss contingencies and valuation of mortgage servicing rights involve judgments as to expected events and are inherently forward-looking statements. Assessments that acquisitions and growth endeavors will be profitable are necessary statements of belief as to the outcome of future events based in part on information provided by others which BOK Financial has not independently verified. These various forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions which are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what is expected, implied or forecasted in such forward-looking statements. Internal and external factors that might cause such a difference include, but are not limited to changes in government, consumer or business responses to changes in commodity prices, interest rates and interest rate relationships, inflation, demand for products and services, the degree of competition by traditional and nontraditional competitors, changes in banking regulations, tax laws, prices, levies and assessments, the impact of technological advances, and trends in customer behavior as well as their ability to repay loans. BOK Financial and its affiliates undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)	Three Months Ended
	March 31,
Interest revenue	2024	2023
Loans	$438,677	$367,870
Residential mortgage loans held for sale	923	979
Trading securities	68,237	34,009
Investment securities	7,829	8,928
Available for sale securities	113,488	88,736
Fair value option securities	195	3,893
Restricted equity securities	8,858	5,808
Interest-bearing cash and cash equivalents	7,005	6,506
Total interest revenue	645,212	516,729
Interest expense
Deposits	242,124	95,274
Borrowed funds	107,204	67,038
Subordinated debentures	2,312	2,069
Total interest expense	351,640	164,381
Net interest revenue	293,572	352,348
Provision for credit losses	8,000	16,000
Net interest revenue after provision for credit losses	285,572	336,348
Other operating revenue
Brokerage and trading revenue	59,179	52,396
Transaction card revenue	25,493	25,621
Fiduciary and asset management revenue	55,305	50,657
Deposit service charges and fees	28,685	25,968
Mortgage banking revenue	18,967	14,367
Other revenue	12,935	16,970
Total fees and commissions	200,564	185,979
Other gains, net	4,269	2,251
Loss on derivatives, net	(8,633)	(1,344)
Loss on fair value option securities, net	(305)	(2,962)
Change in fair value of mortgage servicing rights	10,977	(6,059)
Loss on available for sale securities, net	(45,171)	—
Total other operating revenue	161,701	177,865
Other operating expense
Personnel	202,653	182,145
Business promotion	7,978	8,569
Professional fees and services	12,010	13,048
Net occupancy and equipment	30,293	28,459
FDIC and other insurance	8,740	7,315
FDIC special assessment	6,454	—
Data processing and communications	45,564	44,802
Printing, postage and supplies	3,997	3,893
Amortization of intangible assets	3,003	3,391
Mortgage banking costs	6,355	5,782
Other expense	13,337	8,408
Total other operating expense	340,384	305,812
Net income before taxes	106,889	208,401
Federal and state income taxes	23,195	45,905
Net income	83,694	162,496
Net income (loss) attributable to non-controlling interests	(9)	128
Net income attributable to BOK Financial Corporation shareholders	$83,703	$162,368
Earnings per share:
Basic	$1.29	$2.43
Diluted	$1.29	$2.43
Average shares used in computation:
Basic	64,290,105	66,331,775
Diluted	64,290,105	66,331,775
Dividends declared per share	$0.55	$0.54
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)
	Three Months Ended
	March 31,
	2024	2023
Net income	$83,694	$162,496
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	(71,806)	124,045
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	12,183	16,051
Loss on available for sale securities, net	45,171	—
Other comprehensive income (loss) before income taxes	(14,452)	140,096
Federal and state income taxes	(3,424)	31,695
Other comprehensive income (loss), net of income taxes	(11,028)	108,401
Comprehensive income	72,666	270,897
Comprehensive income (loss) attributable to non-controlling interests	(9)	128
Comprehensive income attributable to BOK Financial Corporation shareholders	$72,675	$270,769

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(In thousands, except share data)

	Mar. 31, 2024	Dec. 31, 2023
	(Unaudited)	(Footnote 1)
Assets
Cash and due from banks	$801,677	$947,613
Interest-bearing cash and cash equivalents	354,070	400,652
Trading securities	5,441,038	5,193,505
Investment securities, net of allowance (fair value: March 31, 2024 – $2,000,065; December 31, 2023 – $2,072,586)	2,185,744	2,244,153
Available for sale securities	12,653,088	12,286,681
Fair value option securities	19,805	20,671
Restricted equity securities	382,549	423,099
Residential mortgage loans held for sale	75,449	56,935
Loans	24,172,560	23,904,968
Allowance for loan losses	(281,623)	(277,123)
Loans, net of allowance	23,890,937	23,627,845
Premises and equipment, net	628,050	622,223
Receivables	308,736	317,922
Goodwill	1,044,749	1,044,749
Intangible assets, net	56,894	59,979
Mortgage servicing rights	319,330	293,884
Real estate and other repossessed assets, net of allowance (March 31, 2024 – $5,355; December 31, 2023 – $5,355)	2,860	2,875
Derivative contracts, net	263,493	410,304
Cash surrender value of bank-owned life insurance	410,368	409,548
Receivable on unsettled securities sales	67,854	391,910
Other assets	1,253,689	1,070,282
Total assets	$50,160,380	$49,824,830

Liabilities and Equity
Liabilities:
Non-interest bearing demand deposits	$8,414,056	$9,196,493
Interest-bearing deposits:
Transaction	22,748,185	20,964,101
Savings	854,397	847,085
Time	3,366,909	3,012,022
Total deposits	35,383,547	34,019,701
Funds purchased and repurchase agreements	1,261,517	1,122,748
Other borrowings	6,724,652	7,701,552
Subordinated debentures	131,154	131,150
Accrued interest, taxes and expense	318,622	338,996
Derivative contracts, net	438,605	587,473
Due on unsettled securities purchases	264,230	254,057
Other liabilities	506,418	523,734
Total liabilities	45,028,745	44,679,411
Shareholders' equity:
Common stock (0.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: March 31, 2024 – 76,793,000; December 31, 2023 – 76,593,292)	5	5
Capital surplus	1,411,293	1,406,745
Retained earnings	5,259,646	5,211,512
Treasury stock (shares at cost: March 31, 2024 – 12,277,965; December 31, 2023 – 11,626,115)	(932,065)	(876,720)
Accumulated other comprehensive income (loss)	(610,128)	(599,100)
Total shareholders' equity	5,128,751	5,142,442
Non-controlling interests	2,884	2,977
Total equity	5,131,635	5,145,419
Total liabilities and equity	$50,160,380	$49,824,830

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited)
(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, December 31, 2023	76,593	$5	$1,406,745	$5,211,512	11,626	$(876,720)	$(599,100)	$5,142,442	$2,977	$5,145,419
Net income (loss)	—	—	—	83,703	—	—	—	83,703	(9)	83,694
Other comprehensive loss	—	—	—	—	—	—	(11,028)	(11,028)	—	(11,028)
Repurchase of common stock	—	—	—	—	617	(52,153)	—	(52,153)	—	(52,153)
Share-based compensation plans:
Non-vested shares awarded, net	200	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	35	(3,192)	—	(3,192)	—	(3,192)
Share-based compensation	—	—	4,548	—	—	—	—	4,548	—	4,548
Cash dividends on common stock	—	—	—	(35,569)	—	—	—	(35,569)	—	(35,569)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(84)	(84)
Balance, March 31, 2024	76,793	$5	$1,411,293	$5,259,646	12,278	$(932,065)	$(610,128)	$5,128,751	$2,884	$5,131,635

Balance, December 31, 2022	76,423	$5	$1,390,395	$4,824,164	9,465	$(694,960)	$(836,955)	$4,682,649	$4,709	$4,687,358
Net income (loss)	—	—	—	162,368	—	—	—	162,368	128	162,496
Other comprehensive income	—	—	—	—	—	—	108,401	108,401	—	108,401
Repurchase of common stock	—	—	—	—	447	(44,476)	—	(44,476)	—	(44,476)
Share-based compensation plans:
Non-vested shares awarded, net	133	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	43	(4,501)	—	(4,501)	—	(4,501)
Share-based compensation	—	—	6,701	—	—	—	—	6,701	—	6,701
Cash dividends on common stock	—	—	—	(36,356)	—	—	—	(36,356)	—	(36,356)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(1,596)	(1,596)
Balance, March 31, 2023	76,556	$5	$1,397,096	$4,950,176	9,955	$(743,937)	$(728,554)	$4,874,786	$3,241	$4,878,027

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash Flows From Operating Activities:
Net income	$83,694	$162,496
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	8,000	16,000
Change in fair value of mortgage servicing rights due to market assumption changes	(10,977)	6,059
Change in the fair value of mortgage servicing rights due to principal payments	5,447	5,382
Net unrealized (gains) losses from derivative contracts	(67,516)	61,704
Share-based compensation	4,548	6,701
Depreciation and amortization	26,392	26,885
Net amortization of discounts and premiums	(8,923)	(4,163)
Net losses (gains) on financial instruments and other losses (gains), net	40,792	(2,009)
Net loss (gain) on mortgage loans held for sale	(1,644)	1,361
Mortgage loans originated for sale	(139,176)	(138,624)
Proceeds from sale of mortgage loans held for sale	124,187	139,088
Capitalized mortgage servicing rights	(2,516)	(2,498)
Change in trading and fair value option securities	(246,669)	2,140,101
Change in receivables	284,991	11,032
Change in other assets	23,196	6,721
Change in other liabilities	55,394	28,544
Net cash provided by (used in) operating activities	179,220	2,464,780
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	57,642	64,514
Proceeds from maturities or redemptions of available for sale securities	417,103	313,935
Purchases of available for sale securities	(1,582,902)	(631,168)
Proceeds from sales of available for sale securities	735,994	—
Change in amount receivable on unsettled available for sale securities transactions	48,195	9,864
Loans originated, net of principal collected	(271,674)	(187,088)
Net proceeds from (payments on) derivative asset contracts	(5,533)	156,522
Net change in restricted equity securities	40,550	11,470
Proceeds from disposition of assets	4,624	7,401
Purchases of assets	(40,911)	(58,710)
Net cash provided by (used in) investing activities	(596,912)	(313,260)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	1,008,959	(2,014,726)
Net change in time deposits	354,887	114,768
Net change in other borrowed funds	(839,632)	(677,232)
Net payments on derivative liability contracts	(1,613)	(158,021)
Net change in derivative margin accounts	(116,706)	579,188
Change in amount due on unsettled available for sale securities transactions	(89,807)	52,104
Issuance of common and treasury stock, net	(3,192)	(4,501)
Repurchase of common stock	(52,153)	(44,476)
Dividends paid	(35,569)	(36,356)
Net cash provided by (used in) financing activities	225,174	(2,189,252)
Net increase (decrease) in cash and cash equivalents	(192,518)	(37,732)
Cash and cash equivalents at beginning of period	1,348,265	1,401,716
Cash and cash equivalents at end of period	$1,155,747	$1,363,984

Supplemental Cash Flow Information:
Cash paid for interest	$348,394	$163,960
Cash paid for taxes	$1,270	$733
Net loans and bank premises transferred to repossessed real estate and other assets	$77	$225
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	$1,501	$5,556
Conveyance of other real estate owned guaranteed by U.S. government agencies	$1,371	$1,150
Right-of-use assets obtained in exchange for operating lease liabilities	$10,562	$63,521
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

(1) Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of BOK Financial have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The unaudited consolidated financial statements include accounts of BOK Financial and its subsidiaries, principally BOKF, NA, BOK Financial Securities, Inc., and BOK Financial Private Wealth, Inc. Operating divisions of the Bank include Bank of Albuquerque, Bank of Oklahoma, Bank of Texas, BOK Financial in Arizona, Arkansas, Colorado and Kansas/Missouri, BOK Financial Mortgage and the TransFund electronic funds network.

Certain reclassifications have been made to conform to the current period presentation.

The financial information should be read in conjunction with BOK Financial's 2023 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2023 have been derived from the audited financial statements included in BOK Financial's 2023 Form 10-K but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Newly Adopted and Pending Accounting Policies

Financial Accounting Standards Board

FASB ASU 2023-01, Leases (Topic 842): Common Control Arrangements

On March 27, 2023, the FASB issued ASU 2023-01 which, in part, amends the accounting for leasehold improvement in common-control arrangements. Under previous guidance, a lessee is generally required to amortize leasehold improvements that it owns over the shorter of the useful life of those improvements or the lease term. However, due to the nature of leasehold improvements made under leases between entities under common control, ASU 2023-01 requires a lessee in a common-control arrangement to amortize such leasehold improvements that it owns over the improvements' useful life to the common control group, regardless of the lease term. ASU 2023-01 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Adoption of ASU 2023-01 did not have a material impact on the Company's financial statements.

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

FASB ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards

The FASB issued ASU 2024-01 on March 21, 2024 which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of Topic 718, Compensation—Stock Compensation. The ASU is effective for annual periods beginning after December 15, 2024, including interim periods within those periods. Adoption of ASU 2024-01 is not expected to have a material impact on the Company's financial statements.

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities are as follows (in thousands):

	March 31, 2024		December 31, 2023
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government securities	$426,825	$(194)	$10,959	$28
Residential agency mortgage-backed securities	4,898,485	8,571	5,105,137	98,124
Municipal securities	67,120	(142)	37,413	323
Other trading securities	48,608	127	39,996	160
Total trading securities	$5,441,038	$8,362	$5,193,505	$98,635
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	March 31, 2024
	Amortized	Carrying	Fair	Gross Unrealized
	Cost	Value[1]	Value	Gain	Loss
Municipal securities	$108,793	$108,793	$112,338	$3,828	$(283)
Mortgage-backed securities:
Residential agency	2,196,121	2,044,972	1,858,027	99	(187,044)
Commercial agency	17,258	15,990	14,987	—	(1,003)
Other debt securities	16,288	16,288	14,713	—	(1,575)
Total investment securities	2,338,460	2,186,043	2,000,065	3,927	(189,905)
Allowance for credit losses	(299)	(299)	—	—	—
Investment securities, net of allowance	$2,338,161	$2,185,744	$2,000,065	$3,927	$(189,905)
1    Carrying value includes $152 million of net unrealized loss which remains in AOCI in the Consolidated Balance Sheets related to certain securities transferred during the second quarter of 2022 from the Available for Sale securities portfolio to the Investment securities portfolio.

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

The amortized cost and fair values of investment securities at March 31, 2024, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Carrying value	$19,248	$95,707	$26,103	$13	$141,071	3.27
Fair value	19,468	98,033	24,524	13	142,038
Residential mortgage-backed securities:
Carrying value					$2,044,972	2
Fair value					1,858,027
Total investment securities:
Carrying value					$2,186,043
Fair value					2,000,065
1Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.9 years based upon current prepayment assumptions.

Temporarily Impaired Investment Securities
(dollars in thousands):

	March 31, 2024
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	20	$17,310	$81	$6,587	$202	$23,897	$283
Mortgage-backed securities:
Residential agency	116	—	—	1,857,000	187,044	1,857,000	187,044
Commercial agency	2	—	—	14,987	1,003	14,987	1,003
Other debt securities	3	—	—	8,700	1,575	8,700	1,575
Total investment securities	141	$17,310	$81	$1,887,274	$189,824	$1,904,584	$189,905

	December 31, 2023
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	13	$1,931	$5	$6,600	$189	$8,531	$194
Mortgage-backed securities:
Residential agency	116	—	—	1,916,732	174,398	1,916,732	174,398
Commercial agency	2	—	—	15,067	847	15,067	847
Other debt securities	3	—	—	8,672	1,603	8,672	1,603
Total investment securities	134	$1,931	$5	$1,947,071	$177,037	$1,949,002	$177,042

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	March 31, 2024
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,000	$920	$—	$(80)
Municipal securities	329,216	304,826	—	(24,390)
Mortgage-backed securities:
Residential agency	8,095,352	7,816,688	20,132	(298,796)
Residential non-agency	885,059	846,805	11,106	(49,360)
Commercial agency	3,985,220	3,683,376	1,197	(303,041)
Other debt securities	500	473	—	(27)
Total available for sale securities	$13,296,347	$12,653,088	$32,435	$(675,694)

	December 31, 2023
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,000	$925	$—	$(75)
Municipal securities	544,707	502,833	1	(41,875)
Mortgage-backed securities:
Residential agency	7,066,645	6,834,720	36,983	(268,908)
Residential non-agency	833,535	799,877	12,865	(46,523)
Commercial agency	4,456,918	4,147,853	2,972	(312,037)
Other debt securities	500	473	—	(27)
Total available for sale securities	$12,903,305	$12,286,681	$52,821	$(669,445)

The amortized cost and fair values of available for sale securities at March 31, 2024, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$473,589	$2,480,160	$915,033	$447,154	$4,315,936	5.19
Fair value	468,688	2,254,408	841,253	425,246	3,989,595
Residential mortgage-backed securities:
Amortized cost					$8,980,411	2
Fair value					8,663,493
Total available for sale securities:
Amortized cost					$13,296,347
Fair value					12,653,088
1Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.2 years based upon current prepayment assumptions.

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Proceeds	$735,994	$—
Gross realized gains	233	—
Gross realized losses	(45,404)	—
Related federal and state income tax benefit	(10,624)	—

The fair value of debt securities pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was $18.9 billion at March 31, 2024 and $13.9 billion at December 31, 2023. The secured parties do not have the right to sell or repledge these securities.

Temporarily Impaired Available for Sale Securities
(Dollars in thousands)

	March 31, 2024
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	1	$—	$—	$920	$80	$920	$80
Municipal securities	135	3,139	30	298,162	24,360	301,301	24,390
Mortgage-backed securities:
Residential agency	711	2,179,355	10,501	3,502,950	288,296	5,682,306	298,797
Residential non-agency	38	138,197	530	532,619	48,829	670,815	49,359
Commercial agency	245	241,331	2,625	3,148,535	300,416	3,389,866	303,041
Other debt securities	1	—	—	473	27	473	27
Total available for sale securities	1,131	$2,562,022	$13,686	$7,483,659	$662,008	$10,045,681	$675,694

	December 31, 2023
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	1	$—	$—	$925	$75	$925	$75
Municipal securities	190	6,799	410	494,955	41,465	501,754	41,875
Mortgage-backed securities:
Residential agency	630	690,118	3,689	3,717,975	265,219	4,408,093	268,908
Residential non-agency	32	116,077	1,244	451,370	45,279	567,447	46,523
Commercial agency	269	392,828	2,626	3,421,757	309,411	3,814,585	312,037
Other debt securities	1	—	—	473	27	473	27
Total available for sale securities	1,123	$1,205,822	$7,969	$8,087,455	$661,476	$9,293,277	$669,445

Based on evaluations of impaired securities as of March 31, 2024, the Company does not intend to sell any impaired available for sale debt securities before fair value recovers to the current amortized cost, and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

Fair Value Option Securities

Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the Consolidated Balance Sheets. Changes in the fair value are recognized in earnings as they occur. Certain securities are held as an economic hedge of the mortgage servicing rights.

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	March 31, 2024		December 31, 2023
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Residential agency mortgage-backed securities	$19,805	$(1,711)	$20,671	$(1,406)

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

Trading

BOK Financial may offer derivative instruments such as to-be-announced securities to mortgage banking customers to enable them to manage their market risk or to mitigate the Company's market risk of holding trading securities. Changes in the fair value of derivative instruments for trading purposes or used to mitigate the market risk of holding trading securities are included in Other operating revenue – Brokerage and trading revenue in the Consolidated Statements of Earnings.

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

The following table summarizes the fair values of derivative contracts recorded as "derivative contracts" assets and liabilities in the balance sheet at March 31, 2024 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$3,075,103	$118,237	$(3,844)	$114,393	$(111,283)	$3,110
Energy contracts	7,266,492	754,565	(461,295)	293,270	(117,521)	175,749
Foreign exchange contracts	56,590	55,687	—	55,687	(842)	54,845
Equity option contracts	1,859	61	—	61	(50)	11
Total customer risk management programs	10,400,044	928,550	(465,139)	463,411	(229,696)	233,715
Trading	19,616,813	67,692	(40,165)	27,527	(44)	27,483
Internal risk management programs	455,912	3,608	(1,313)	2,295	—	2,295
Total derivative contracts	$30,472,769	$999,850	$(506,617)	$493,233	$(229,740)	$263,493

	Liabilities
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$3,065,103	$116,796	$(3,844)	$112,952	$—	$112,952
Energy contracts	7,720,466	753,145	(461,295)	291,850	(29,444)	262,406
Foreign exchange contracts	56,254	55,161	—	55,161	—	55,161
Equity option contracts	1,859	61	—	61	—	61
Total customer risk management programs	10,843,682	925,163	(465,139)	460,024	(29,444)	430,580
Trading	23,751,156	93,502	(40,165)	53,337	(46,563)	6,774
Internal risk management programs	38,617	2,564	(1,313)	1,251	—	1,251
Total derivative contracts	$34,633,455	$1,021,229	$(506,617)	$514,612	$(76,007)	$438,605
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following table summarizes the fair values of derivative contracts recorded as "derivative contracts" assets and liabilities in the balance sheet at December 31, 2023 (in thousands):

	Assets
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,754,476	$108,450	$(6,810)	$101,640	$(94,608)	$7,032
Energy contracts	7,846,190	836,425	(399,148)	437,277	(169,141)	268,136
Foreign exchange contracts	54,999	53,863	—	53,863	(872)	52,991
Equity option contracts	3,316	54	—	54	(44)	10
Total customer risk management programs	10,658,981	998,792	(405,958)	592,834	(264,665)	328,169
Trading	16,264,818	118,545	(37,111)	81,434	(6,996)	74,438
Internal risk management programs	425,014	7,697	—	7,697	—	7,697
Total derivative contracts	$27,348,813	$1,125,034	$(443,069)	$681,965	$(271,661)	$410,304

	Liabilities
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,754,476	$108,402	$(6,810)	$101,592	$—	$101,592
Energy contracts	8,254,004	831,467	(399,148)	432,319	(6,441)	425,878
Foreign exchange contracts	54,405	53,065	—	53,065	—	53,065
Equity option contracts	3,316	54	—	54	—	54
Total customer risk management programs	11,066,201	992,988	(405,958)	587,030	(6,441)	580,589
Trading	20,644,156	224,648	(37,111)	187,537	(181,917)	5,620
Internal risk management programs	2,244	1,264	—	1,264	—	1,264
Total derivative contracts	$31,712,601	$1,218,900	$(443,069)	$775,831	$(188,358)	$587,473
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended
	March 31, 2024		March 31, 2023
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts	$2,460	$—	$1,770	$—
Energy contracts	3,815	—	6,553	—
Foreign exchange contracts	50	—	31	—
Equity option contracts	—	—	—	—
Total customer risk management programs	6,325	—	8,354	—
Trading[1]	83,706	—	(63,093)	—
Internal risk management programs	—	(8,633)	—	(1,344)
Total derivative contracts	$90,031	$(8,633)	$(54,739)	$(1,344)
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

Modifications of loans to existing borrowers generally consist of interest rate reductions, extension of payment terms, or a combination of these. Modifications may arise either voluntarily through negotiations with the borrower or involuntarily through court order. Payment deferrals up to six months are generally considered to be short-term modifications. Generally, principal and accrued but unpaid interest are not voluntarily forgiven. A change to the allowance for credit losses is generally not recorded upon modification because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance methodology.

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

Portfolio segments of the loan portfolio are as follows (in thousands):

	March 31, 2024				December 31, 2023
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$3,597,543	$11,460,704	$74,620	$15,132,867	$3,558,563	$11,135,075	$110,131	$14,803,769
Commercial real estate	784,301	4,430,289	22,087	5,236,677	791,757	4,538,570	7,320	5,337,647
Loans to individuals	2,315,236	1,464,972	22,808	3,803,016	2,282,914	1,452,620	28,018	3,763,552
Total	$6,697,080	$17,355,965	$119,515	$24,172,560	$6,633,234	$17,126,265	$145,469	$23,904,968

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2024, outstanding commitments totaled $14.4 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management's credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At March 31, 2024, outstanding standby letters of credit totaled $734 million.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit is summarized as follows (in thousands):

	Three Months Ended
	March 31, 2024
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$141,232	$94,718	$41,173	$277,123
Provision for loan losses	8,311	3,995	(2,346)	9,960
Loans charged off	(4,240)	(1,250)	(1,570)	(7,060)
Recoveries of loans previously charged off	964	16	620	1,600
Ending balance	$146,267	$97,479	$37,877	$281,623

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$19,762	$27,439	$1,776	$48,977
Provision for off-balance sheet credit risk	(1,972)	426	(112)	(1,658)
Ending balance	$17,790	$27,865	$1,664	$47,319

	Three Months Ended
	March 31, 2023
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$131,586	$57,648	$46,470	$235,704
Provision for loan losses	6,330	10,426	(2,231)	14,525
Loans charged off	(12)	(2,208)	(1,447)	(3,667)
Recoveries of loans previously charged off	1,994	137	767	2,898
Ending balance	$139,898	$66,003	$43,559	$249,460

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$18,246	$40,490	$2,183	$60,919
Provision for off-balance sheet credit risk	2,362	(279)	(59)	2,024
Ending balance	$20,608	$40,211	$2,124	$62,943

An $8.0 million provision for credit losses was necessary for the first quarter of 2024, reflecting continued loan growth and a stable economic outlook.

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each measurement method at March 31, 2024 is as follows (in thousands):

	Collectively Measured for General Allowances		Individually Measured for Specific Allowances		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$15,058,247	$143,307	$74,620	$2,960	$15,132,867	$146,267
Commercial real estate	5,214,590	97,479	22,087	—	5,236,677	97,479
Loans to individuals	3,780,208	37,877	22,808	—	3,803,016	37,877
Total	$24,053,045	$278,663	$119,515	$2,960	$24,172,560	$281,623

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each measurement method at December 31, 2023 is as follows (in thousands):

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

The following table summarizes the Company’s loan portfolio at March 31, 2024 by the risk grade categories and vintage (in thousands):

	Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Healthcare
Pass	$165,523	$638,346	$924,230	$573,778	$382,923	$1,095,684	$288,056	$14	$4,068,554
Special Mention	—	15,000	—	1,254	—	20,027	855	—	37,136
Accruing Substandard	—	1,492	429	18,397	58,753	10,896	975	—	90,942
Nonaccrual	—	—	—	—	—	49,307	—	—	49,307
Total healthcare	165,523	654,838	924,659	593,429	441,676	1,175,914	289,886	14	4,245,939
Loans charged off, year-to-date	—	—	—	—	—	502	—	—	502
Services
Pass	183,565	786,684	514,841	380,227	219,684	725,856	677,588	534	3,488,979
Special Mention	—	—	1,042	1,305	1,321	9,243	31	—	12,942
Accruing Substandard	—	—	13,380	155	341	7,204	2,351	750	24,181
Nonaccrual	—	—	—	1,487	349	—	1,483	—	3,319
Total services	183,565	786,684	529,263	383,174	221,695	742,303	681,453	1,284	3,529,421
Loans charged off, year-to-date	—	—	—	—	—	—	—	—	—
Energy
Pass	58,061	141,197	90,222	13,033	7,447	20,635	3,067,570	—	3,398,165
Special Mention	—	—	—	—	—	—	13,950	—	13,950
Accruing Substandard	—	—	—	—	—	—	16,613	—	16,613
Nonaccrual	—	—	—	—	—	89	14,902	—	14,991
Total energy	58,061	141,197	90,222	13,033	7,447	20,724	3,113,035	—	3,443,719
Loans charged off, year-to-date	—	—	—	—	—	—	—	—	—
General business
Pass	285,096	845,326	383,429	215,106	134,121	378,163	1,569,156	1,945	3,812,342
Special Mention	—	6,110	8,244	8,594	—	1,602	10,611	6	35,167
Accruing Substandard	—	3,375	37,682	1,280	1,235	6,701	9,003	—	59,276
Nonaccrual	—	994	101	—	—	42	5,862	4	7,003
Total general business	285,096	855,805	429,456	224,980	135,356	386,508	1,594,632	1,955	3,913,788
Loans charged off, year-to-date	—	27	1,399	—	—	158	2,154	—	3,738
Total commercial	692,245	2,438,524	1,973,600	1,214,616	806,174	2,325,449	5,679,006	3,253	15,132,867
Commercial real estate:
Pass	18,763	418,504	2,059,848	1,061,396	386,041	1,127,922	119,823	—	5,192,297
Special Mention	—	440	—	—	—	16,527	—	—	16,967
Accruing Substandard	—	—	—	—	—	5,326	—	—	5,326
Nonaccrual	—	2,992	—	—	—	19,095	—	—	22,087
Total commercial real estate	18,763	421,936	2,059,848	1,061,396	386,041	1,168,870	119,823	—	5,236,677
Loans charged off, year-to-date	—	—	—	—	—	1,250	—	—	1,250

	Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Loans to individuals:
Residential mortgage
Pass	96,002	405,724	319,050	336,878	343,246	284,962	367,761	21,386	2,175,009
Special Mention	—	225	167	3	—	161	3,290	—	3,846
Accruing Substandard	—	—	—	—	—	—	279	1	280
Nonaccrual	—	120	414	351	522	8,994	2,441	607	13,449
Total residential mortgage	96,002	406,069	319,631	337,232	343,768	294,117	373,771	21,994	2,192,584
Loans charged off, year-to-date	—	—	—	—	—	2	5	—	7
Residential mortgage guaranteed by U.S. government agencies
Pass	—	361	3,012	2,204	3,806	120,856	—	—	130,239
Nonaccrual	—	—	—	—	280	8,937	—	—	9,217
Total residential mortgage guaranteed by U.S. government agencies	—	361	3,012	2,204	4,086	129,793	—	—	139,456
Personal:
Pass	91,355	215,282	210,876	145,542	124,996	186,791	493,653	100	1,468,595
Special Mention	—	28	13	51	13	3	—	—	108
Accruing Substandard	—	—	24	—	1	144	1,962	—	2,131
Nonaccrual	—	31	29	12	9	12	32	17	142
Total personal	91,355	215,341	210,942	145,605	125,019	186,950	495,647	117	1,470,976
Loans charged off, year-to-date[1]	1,461	40	45	12	—	—	—	5	1,563
Total loans to individuals	187,357	621,771	533,585	485,041	472,873	610,860	869,418	22,111	3,803,016
Total loans	$898,365	$3,482,231	$4,567,033	$2,761,053	$1,665,088	$4,105,179	$6,668,247	$25,364	$24,172,560
1    Includes charge-offs on deposit overdrafts, which are generally charged off at 60 days past due.

The following table summarizes the Company's loan portfolio at December 31, 2023 by the risk grade categories and vintage (in thousands):

	Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Healthcare
Pass	650,768	895,602	590,736	409,001	331,897	809,858	281,378	15	3,969,255
Special Mention	—	—	—	21,791	—	31,235	5	—	53,031
Accruing Substandard	—	2,128	18,508	6,911	—	10,896	975	—	39,418
Nonaccrual	—	—	—	30,290	23,129	28,110	—	—	81,529
Total healthcare	650,768	897,730	609,244	467,993	355,026	880,099	282,358	15	4,143,233
Loans charged off, year-to-date	—	—	—	—	2,500	—	—	—	2,500
Services
Pass	900,090	526,776	401,872	228,818	106,112	643,477	730,729	595	3,538,469
Special Mention	—	1,085	1,520	1,341	534	4,522	81	—	9,083
Accruing Substandard	—	13,712	178	326	3,972	3,746	3,108	13	25,055
Nonaccrual	—	—	1,635	338	—	—	1,643	—	3,616
Total services	900,090	541,573	405,205	230,823	110,618	651,745	735,561	608	3,576,223
Loans charged off, year-to-date	—	—	3,060	—	—	—	2,642	—	5,702
Energy
Pass	$190,122	$100,006	$43,769	$7,876	$9,562	$11,583	$3,025,590	$—	$3,388,508
Special Mention	—	—	—	—	—	—	13,950	—	13,950
Accruing Substandard	—	—	—	—	—	—	16,800	—	16,800
Nonaccrual	—	—	—	—	—	99	17,744	—	17,843
Total energy	190,122	100,006	43,769	7,876	9,562	11,682	3,074,084	—	3,437,101
Loans charged off, year-to-date	—	—	—	—	—	—	—	—	—
General business
Pass	942,468	436,832	224,735	138,951	101,100	287,744	1,389,128	2,164	3,523,122
Special Mention	10,264	16,167	8,420	1,253	321	8,295	897	—	45,617
Accruing Substandard	4,401	33,194	1,716	27	—	—	31,992	—	71,330
Nonaccrual	—	1,134	—	—	—	48	5,956	5	7,143
Total general business	957,133	487,327	234,871	140,231	101,421	296,087	1,427,973	2,169	3,647,212
Loans charged off, year-to-date	—	—	4,598	2	—	48	10	38	4,696
Total commercial	2,698,113	2,026,636	1,293,089	846,923	576,627	1,839,613	5,519,976	2,792	14,803,769

Commercial real estate:
Pass	396,891	1,941,913	1,194,759	416,647	513,555	705,092	136,095	—	5,304,952
Special Mention	—	476	—	—	—	19,171	—	—	19,647
Accruing Substandard	2,992	—	3	—	—	2,733	—	—	5,728
Nonaccrual	—	—	—	—	7,170	150	—	—	7,320
Total commercial real estate	399,883	1,942,389	1,194,762	416,647	520,725	727,146	136,095	—	5,337,647
Loans charged off, year-to-date	—	—	—	—	—	8,446	—	—	8,446

	Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Loans to individuals:
Residential mortgage
Pass	426,089	320,733	342,927	349,742	54,801	243,356	375,739	23,895	2,137,282
Special Mention	157	140	131	1,361	18	134	2,982	93	5,016
Accruing Substandard	—	150	—	—	37	49	50	—	286
Nonaccrual	79	1,419	237	544	344	12,381	2,387	665	18,056
Total residential mortgage	426,325	322,442	343,295	351,647	55,200	255,920	381,158	24,653	2,160,640
Loans charged off, year-to-date	—	—	51	4	—	17	—	1	73
Residential mortgage guaranteed by U.S. government agencies
Pass	633	1,788	2,220	4,297	6,441	124,719	—	—	140,098
Nonaccrual	—	—	—	280	375	9,054	—	—	9,709
Total residential mortgage guaranteed by U.S. government agencies	633	1,788	2,220	4,577	6,816	133,773	—	—	149,807
Personal:
Pass	218,401	229,580	149,291	136,215	75,348	137,629	503,841	145	1,450,450
Special Mention	66	39	106	30	8	—	1,918	3	2,170
Accruing Substandard	—	64	12	9	144	—	3	—	232
Nonaccrual	4	51	9	16	3	12	158	—	253
Total personal	218,471	229,734	149,418	136,270	75,503	137,641	505,920	148	1,453,105
Loans charged off, year-to-date[1]	5,636	82	96	43	—	10	6	26	5,899
Total loans to individuals	645,429	553,964	494,933	492,494	137,519	527,334	887,078	24,801	3,763,552
Total loans	$3,743,425	$4,522,989	$2,982,784	$1,756,064	$1,234,871	$3,094,093	$6,543,149	$27,593	$23,904,968
1    Includes charge-offs on deposit overdrafts, which are generally charged off at 60 days past due.

Nonaccruing Loans

A summary of nonaccruing loans at March 31, 2024 follows (in thousands):

	As of March 31, 2024
	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Healthcare	$49,307	$9,668	$39,639	$2,100
Services	3,319	1,542	1,777	460
Energy	14,991	14,991	—	—
General business	7,003	6,362	641	400
Total commercial	74,620	32,563	42,057	2,960

Commercial real estate	22,087	22,087	—	—

Loans to individuals:
Residential mortgage	13,449	13,449	—	—
Residential mortgage guaranteed by U.S. government agencies	9,217	9,217	—	—
Personal	142	142	—	—
Total loans to individuals	22,808	22,808	—	—

Total	$119,515	$77,458	$42,057	$2,960

A summary of nonaccruing loans at December 31, 2023 follows (in thousands):

	As of December 31, 2023
	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Healthcare	$81,529	$40,372	$41,157	$1,478
Services	3,616	1,684	1,932	1,214
Energy	17,843	17,843	—	—
General business	7,143	7,143	—	—
Total commercial	110,131	67,042	43,089	2,692

Commercial real estate	7,320	7,320	—	—

Loans to individuals:
Residential mortgage	18,056	18,056	—	—
Residential mortgage guaranteed by U.S. government agencies	9,709	9,709	—	—
Personal	253	253	—	—
Total loans to individuals	28,018	28,018	—	—

Total	$145,469	$102,380	$43,089	$2,692

Loan Modifications to Borrowers Experiencing Financial Difficulty

At March 31, 2024 the Company had $52 million of loan modifications to borrowers experiencing financial difficulty, including $47 million of healthcare loans. Modifications generally consist of interest rate reductions, an other than insignificant payment delay, term extension or a combination. Approximately $51 million of the modifications are term extensions of healthcare, services and general business loans, and $1.8 million are combination modifications to loans to individuals. During the three months ended March 31, 2024, $4.2 million of residential mortgage loans guaranteed by U.S. government agencies that were modified in the previous twelve months defaulted. A payment default is defined as being 30 or more days past due after modification.

At March 31, 2023, the Company had $35 million of loan modifications to borrowers experiencing financial difficulty, including $26 million of healthcare loans and $8.4 million of residential mortgage loans guaranteed by U.S. government agencies, with the entirety of these modifications being combination modifications. During the three months ended March 31, 2023, $511 thousand of residential mortgage loans guaranteed by U.S. government agencies were modified and subsequently defaulted.

Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans, as modified for short-term payment deferral forbearance.

A summary of loans currently performing and past due as of March 31, 2024 is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Healthcare	$4,206,313	$—	$—	$39,626	$4,245,939	$—
Services	3,528,567	485	20	349	3,529,421	—
Energy	3,443,719	—	—	—	3,443,719	—
General business	3,905,270	2,054	209	6,255	3,913,788	—
Total commercial	15,083,869	2,539	229	46,230	15,132,867	—

Commercial real estate	5,214,737	11,800	—	10,140	5,236,677	—

Loans to individuals:
Residential mortgage	2,183,027	7,139	737	1,681	2,192,584	—
Residential mortgage guaranteed by U.S. government agencies	55,886	22,873	15,080	45,617	139,456	41,364
Personal	1,469,874	1,055	24	23	1,470,976	—
Total loans to individuals	3,708,787	31,067	15,841	47,321	3,803,016	41,364

Total	$24,007,393	$45,406	$16,070	$103,691	$24,172,560	$41,364

A summary of loans currently performing and past due as of December 31, 2023 is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Healthcare	$4,071,336	$18,019	$30,290	$23,588	$4,143,233	$—
Services	3,575,787	2	—	434	3,576,223	—
Energy	3,437,101	—	—	—	3,437,101	—
General business	3,639,775	412	1,157	5,868	3,647,212	—
Total commercial	14,723,999	18,433	31,447	29,890	14,803,769	—

Commercial real estate	5,327,481	2,992	—	7,174	5,337,647	3

Loans to individuals:
Residential mortgage	2,149,927	6,340	1,494	2,879	2,160,640	36
Residential mortgage guaranteed by U.S. government agencies	54,122	25,085	17,053	53,547	149,807	48,201
Personal	1,450,302	2,561	88	154	1,453,105	131
Total loans to individuals	3,654,351	33,986	18,635	56,580	3,763,552	48,368

Total	$23,705,831	$55,411	$50,082	$93,644	$23,904,968	$48,371

(5) Mortgage Banking Activities

Residential Mortgage Loan Production

The Company originates, markets and services conventional and government-sponsored residential mortgage loans. Generally, conforming fixed-rate residential mortgage loans are held for sale in the secondary market, and non-conforming and adjustable-rate residential mortgage loans are retained for investment. Residential mortgage loans originated for sale by the Company are carried at fair value based on sales commitments and market quotes. Changes in the fair value of mortgage loans held for sale are included in Other operating revenue – Mortgage banking revenue. Residential mortgage loans held for sale also includes the fair value of residential mortgage loan commitments and forward sales commitments, which are considered derivative contracts that have not been designated as hedging instruments for accounting purposes. The volume of mortgage loans originated for sale and secondary market prices are the primary drivers of originating and marketing revenue.

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	March 31, 2024		December 31, 2023
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$73,937	$73,090	$56,922	$56,457
Residential mortgage loan commitments	67,951	2,473	34,783	1,379
Forward sales contracts	108,070	(114)	75,448	(901)
		$75,449		$56,935

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of March 31, 2024 or December 31, 2023. No credit losses were recognized on residential mortgage loans held for sale for the three month period ended March 31, 2024 and 2023.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Production revenue:
Net realized gains (losses) on sale of mortgage loans	$2,026	$(1,731)
Net change in unrealized gain (loss) on mortgage loans held for sale	(382)	370
Net change in the fair value of mortgage loan commitments	1,094	1,640
Net change in the fair value of forward sales contracts	787	(912)
Total production revenue (loss)	3,525	(633)
Servicing revenue	15,442	15,000
Total mortgage banking revenue	$18,967	$14,367

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

The following represents a summary of mortgage servicing rights (dollars in thousands):

	March 31, 2024	December 31, 2023
Number of residential mortgage loans serviced for others	122,276	115,967
Outstanding principal balance of residential mortgage loans serviced for others	$21,432,048	$20,382,192
Weighted average interest rate	3.66%	3.64%
Remaining term (in months)	278	280
The following represents activity in capitalized mortgage servicing rights (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning Balance	$293,884	$277,608
Additions	2,516	2,500
Acquisitions	17,400	31,138
Change in fair value due to principal payments	(5,447)	(5,384)
Change in fair value due to market assumption changes	10,977	(6,059)
Ending Balance	$319,330	$299,803

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

Mortgage servicing rights are not traded in active markets. Fair value is determined by discounting the projected net cash flows. Significant market assumptions used to determine fair value based on significant unobservable inputs were as follows:

	March 31, 2024	December 31, 2023
Discount rate – risk-free rate plus a market premium	9.82%	9.72%
Prepayment rate - based upon loan interest rate, original term and loan type	6.83%	7.34%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$73 - $94	$69 - $94
Delinquent loans	$150 - $500	$150 - $500
Loans in foreclosure	$875 - $8,000	$875 - $8,000
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	4.27%	3.90%
Primary/secondary mortgage rate spread	115 bps	105 bps
Delinquency rate	2.06%	2.06%

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

BOK Financial currently owns 252,233 Visa Class B-1 shares (formerly Class B). On January 23, 2024, Visa, Inc. stockholders approved an option to convert up to 50% of our Class B-1 shares to Visa Class C shares and subsequently to freely transferable Visa Class A common shares (the "Exchange Offer") subject to holding periods and certain other conditions contained in the Exchange Offer. The Exchange Offer opened on April 8, 2024, and is scheduled to expire at the end of the day on May 3, 2024. The Company tendered its Class B-1 Visa shares under the Exchange Offer and expects to monetize up to 50% of the Class B-1 shares. Conversion of Class B-1 shares would not reduce our proportionate share of the covered litigation losses which may dilute our remaining Class B shares if the escrow fund is not adequate to cover final litigation costs.

BOKF, NA is subject to litigation related to its role as Indenture Trustee for multiple municipal bonds to which Christopher Brogdon acted as borrower. The principal amount of the bonds remaining unpaid at this time is $33 million. Mr. Brogdon is obligated to pay the bonds in full by virtue of a Judgment in the USDC of New Jersey which allows the Securities and Exchange Commission to pursue collection to satisfy the Judgment, which the SEC continues to pursue. The remaining cases are (i) Robert Elliot & Marvin Loeb on behalf of a class of persons purchasing bonds in multiple municipal bond issuances v. BOKF, NA, USDC District of New Jersey, Case No. 2:16-cv-05218-KM-JBC (commenced 11/20/2015); and (ii) Burn Rose, LLC et al v. BOKF, NA d/b/a BOK, Tulsa County District Court Case, No. CJ-2016-03325 (commenced 9/22/2016). In the New Jersey Class Action and the Tulsa County Burn Rose action, the claimants allege that BOKF, NA was complicit in the fraud committed by Mr. Brogdon. BOKF, NA has multiple defenses to the claims, including the defense that it is exculpated by the terms of the various bond indentures. No action has been taken in the class action by the plaintiffs to establish the class and the amount of the damages, if any, cannot be reasonably estimated. Approximately $3 million is claimed as damages in the Burn Rose action. Management is advised that a loss on the claims in both the Class Action and the Burn Rose action is not probable.

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

At March 31, 2024, the Company has $405 million in interests in various alternative investments generally consisting of unconsolidated limited partnership interests in entities for which investment return is in the form of low income housing tax credits or other investments in merchant banking activities. These investments are recognized in Other assets on the Consolidated Balance Sheets. This investment balance also includes $99 million of unfunded commitments included in Other liabilities on the Consolidated Balance Sheets.

(7) Shareholders' Equity

On April 30, 2024, the Company declared a quarterly cash dividend of $0.55 per common share payable on or about May 30, 2024 to shareholders of record as of May 15, 2024.

Dividends declared were $0.55 per share during the three months ended March 31, 2024 and $0.54 per share during the three months ended March 31, 2023.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Investment Securities Transferred from AFS	Total
Balance, Dec. 31, 2022	$(664,618)	$(172,337)	(836,955)
Net change in unrealized gain (loss)	124,045	—	124,045
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	—	16,051	16,051
Other comprehensive income, before income taxes	124,045	16,051	140,096
Federal and state income taxes	28,179	3,516	31,695
Other comprehensive income, net of income taxes	95,866	12,535	108,401
Balance, March 31, 2023	$(568,752)	$(159,802)	$(728,554)

Balance, Dec. 31, 2023	$(473,212)	$(125,888)	$(599,100)
Net change in unrealized gain (loss)	(71,806)	—	(71,806)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	—	12,183	12,183
Loss on available for sale securities, net	45,171	—	45,171
Other comprehensive income (loss), before income taxes	(26,635)	12,183	(14,452)
Federal and state income taxes	(6,289)	2,865	(3,424)
Other comprehensive income (loss), net of income taxes	(20,346)	9,318	(11,028)
Balance, March 31, 2024	$(493,558)	$(116,570)	$(610,128)

(8) Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended March 31,
	2024	2023
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$83,703	$162,368
Less: Earnings allocated to participating securities	676	1,255
Numerator for basic earnings per share – income available to common shareholders	83,027	161,113
Effect of reallocating undistributed earnings of participating securities	—	—
Numerator for diluted earnings per share – income available to common shareholders	$83,027	$161,113

Denominator:
Weighted average shares outstanding	64,812,555	66,849,288
Less: Participating securities included in weighted average shares outstanding	522,450	517,513
Denominator for basic earnings per common share	64,290,105	66,331,775
Dilutive effect of employee stock compensation plans	—	—
Denominator for diluted earnings per common share	64,290,105	66,331,775

Basic earnings per share	$1.29	$2.43
Diluted earnings per share	$1.29	$2.43

(9) Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2024 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$282,447	$7,350	$6,999	$(3,224)	$293,572
Net interest revenue (expense) from internal sources	(37,326)	94,799	33,110	(90,583)	—
Net interest revenue	245,121	102,149	40,109	(93,807)	293,572
Net loans charged off and provision for credit losses	4,160	1,808	(15)	2,047	8,000
Net interest revenue after provision for credit losses	240,961	100,341	40,124	(95,854)	285,572
Other operating revenue	50,006	36,207	118,704	(43,216)	161,701
Other operating expense	70,095	53,447	99,535	117,307	340,384
Net direct contribution	220,872	83,101	59,293	(256,377)	106,889
Gain (loss) on financial instruments, net	167	(9,663)	—	9,496	—
Change in fair value of mortgage servicing rights	—	10,977	—	(10,977)	—
Gain (loss) on repossessed assets, net	—	107	—	(107)	—
Corporate expense allocations	18,397	14,172	14,558	(47,127)	—
Net income before taxes	202,642	70,350	44,735	(210,838)	106,889
Federal and state income taxes	49,392	16,546	10,570	(53,313)	23,195
Net income	153,250	53,804	34,165	(157,525)	83,694
Net income attributable to non-controlling interests	—	—	—	(9)	(9)
Net income attributable to BOK Financial Corp. shareholders	$153,250	$53,804	$34,165	$(157,516)	$83,703

Average assets	$29,806,817	$9,391,981	$15,759,328	$(4,930,554)	$50,027,572

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2023 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$287,988	$21,146	$20,940	$22,274	$352,348
Net interest revenue (expense) from internal sources	(3,932)	88,235	33,166	(117,469)	—
Net interest revenue	284,056	109,381	54,106	(95,195)	352,348
Net loans charged off and provision for credit losses	76	1,184	(24)	14,764	16,000
Net interest revenue after provision for credit losses	283,980	108,197	54,130	(109,959)	336,348
Other operating revenue	56,845	30,610	108,911	(18,501)	177,865
Other operating expense	73,134	50,198	82,039	100,441	305,812
Net direct contribution	267,691	88,609	81,002	(228,901)	208,401
Gain (loss) on financial instruments, net	(58)	(4,673)	—	4,731	—
Change in fair value of mortgage servicing rights	—	(6,059)	—	6,059	—
Gain (loss) on repossessed assets, net	859	14	—	(873)	—
Corporate expense allocations	17,718	11,622	12,360	(41,700)	—
Net income before taxes	250,774	66,269	68,642	(177,284)	208,401
Federal and state income taxes	60,543	15,586	16,195	(46,419)	45,905
Net income	190,231	50,683	52,447	(130,865)	162,496
Net loss attributable to non-controlling interests	—	—	—	128	128
Net income attributable to BOK Financial Corp. shareholders	$190,231	$50,683	$52,447	$(130,993)	$162,368

Average assets	$28,162,934	$9,934,511	$11,663,096	$(3,778,073)	$45,982,468

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

Fees and commissions revenue by reportable segment and primary service line is as follows for the three months ended March 31, 2024 (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$37,457	$—	$37,457	$37,457	$—
Customer hedging revenue	3,743	—	2,020	562	6,325	6,325	—
Retail brokerage revenue	—	—	4,693	—	4,693	—	4,693
Investment banking revenue	3,819	—	6,885	—	10,704	3,094	7,610
Brokerage and trading revenue	7,562	—	51,055	562	59,179	46,876	12,303
TransFund EFT network revenue	20,466	826	(18)	—	21,274	—	21,274
Merchant services revenue	2,180	9	—	—	2,189	—	2,189
Corporate card revenue	1,738	—	179	113	2,030	—	2,030
Transaction card revenue	24,384	835	161	113	25,493	—	25,493
Personal trust revenue	—	—	24,345	—	24,345	—	24,345
Corporate trust revenue	—	—	9,260	—	9,260	—	9,260
Institutional trust & retirement plan services revenue	—	—	16,148	—	16,148	—	16,148
Investment management services and other revenue	—	—	5,552	—	5,552	—	5,552
Fiduciary and asset management revenue	—	—	55,305	—	55,305	—	55,305
Commercial account service charge revenue	14,900	531	546	—	15,977	—	15,977
Overdraft fee revenue	36	5,394	30	—	5,460	—	5,460
Check card revenue	—	5,670	—	—	5,670	—	5,670
Automated service charge and other deposit fee revenue	269	1,236	73	—	1,578	—	1,578
Deposit service charges and fees	15,205	12,831	649	—	28,685	—	28,685
Mortgage production revenue	—	3,525	—	—	3,525	3,525	—
Mortgage servicing revenue	—	16,115	—	(673)	15,442	15,442	—
Mortgage banking revenue	—	19,640	—	(673)	18,967	18,967	—
Other revenue	3,479	2,901	11,534	(4,979)	12,935	7,912	5,023
Total fees and commissions revenue	$50,630	$36,207	$118,704	$(4,977)	$200,564	$73,755	$126,809
1     Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.
2    In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the three months ended March 31, 2023 (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$27,598	$—	$27,598	$27,598	$—
Customer hedging revenue	6,487	—	100	1,767	8,354	8,354	—
Retail brokerage revenue	—	—	3,844	—	3,844	—	3,844
Insurance brokerage revenue	—	—	3,306	—	3,306	—	3,306
Investment banking revenue	3,698	—	5,596	—	9,294	3,598	5,696
Brokerage and trading revenue	10,185	—	40,444	1,767	52,396	39,550	12,846
TransFund EFT network revenue	20,499	908	(17)	2	21,392	—	21,392
Merchant services revenue	2,150	8	—	—	2,158	—	2,158
Corporate card revenue	1,785	—	177	109	2,071	—	2,071
Transaction card revenue	24,434	916	160	111	25,621	—	25,621
Personal trust revenue	—	—	23,527	—	23,527	—	23,527
Corporate trust revenue	—	—	7,660	—	7,660	—	7,660
Institutional trust & retirement plan services revenue	—	—	13,253	—	13,253	—	13,253
Investment management services and other revenue	—	—	6,238	(21)	6,217	—	6,217
Fiduciary and asset management revenue	—	—	50,678	(21)	50,657	—	50,657
Commercial account service charge revenue	12,871	499	477	—	13,847	—	13,847
Overdraft fee revenue	25	4,828	20	—	4,873	—	4,873
Check card revenue	—	5,638	—	1	5,639	—	5,639
Automated service charge and other deposit fee revenue	237	1,313	59	—	1,609	—	1,609
Deposit service charges and fees	13,133	12,278	556	1	25,968	—	25,968
Mortgage production revenue	—	(633)	—	—	(633)	(633)	—
Mortgage servicing revenue	—	15,558	—	(558)	15,000	15,000	—
Mortgage banking revenue	—	14,925	—	(558)	14,367	14,367	—
Other revenue	8,083	2,462	17,073	(10,648)	16,970	8,560	8,410
Total fees and commissions revenue	$55,835	$30,581	$108,911	$(9,348)	$185,979	$62,477	$123,502
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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the three months ended March 31, 2024 and 2023, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the three months ended March 31, 2024 and 2023 were immaterial.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at March 31, 2024 or December 31, 2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of March 31, 2024 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government securities	$426,825	$370,062	$56,763	$—
Residential agency mortgage-backed securities	4,898,485	—	4,898,485	—
Municipal securities	67,120	—	67,120	—
Other trading securities	48,608	—	48,608	—
Total trading securities	5,441,038	370,062	5,070,976	—
Available for sale securities:
U.S. Treasury	920	920	—	—
Municipal securities	304,826	—	304,826	—
Residential agency mortgage-backed securities	7,816,688	—	7,816,688	—
Residential non-agency mortgage-backed securities	846,805	—	846,805	—
Commercial agency mortgage-backed securities	3,683,376	—	3,683,376	—
Other debt securities	473	—	—	473
Total available for sale securities	12,653,088	920	12,651,695	473
Fair value option securities — Residential agency mortgage-backed securities	19,805	—	19,805	—
Residential mortgage loans held for sale[1]	75,449	—	68,285	7,164
Mortgage servicing rights[2]	319,330	—	—	319,330
Derivative contracts, net of cash collateral[3]	263,493	10	263,483	—
Liabilities:
Derivative contracts, net of cash collateral[3]	438,605	649	437,956	—
1Residential mortgage loans held for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards and are valued at 77.97% of the unpaid principal balance.
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

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of December 31, 2023 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government securities	$10,959	$9,017	$1,942	$—
Residential agency mortgage-backed securities	5,105,137	—	5,105,137	—
Municipal securities	37,413	—	37,413	—
Other trading securities	39,996	—	39,996	—
Total trading securities	5,193,505	9,017	5,184,488	—
Available for sale securities:
U.S. Treasury	925	925	—	—
Municipal securities	502,833	—	502,833	—
Residential agency mortgage-backed securities	6,834,720	—	6,834,720	—
Residential non-agency mortgage-backed securities	799,877	—	799,877	—
Commercial agency mortgage-backed securities	4,147,853	—	4,147,853	—
Other debt securities	473	—	—	473
Total available for sale securities	12,286,681	925	12,285,283	473
Fair value option securities — Residential agency mortgage-backed securities	20,671	—	20,671	—
Residential mortgage loans held for sale[1]	56,935	—	49,749	7,186
Mortgage servicing rights[2]	293,884	—	—	293,884
Derivative contracts, net of cash collateral[3]	410,304	—	410,304	—
Liabilities:
Derivative contracts, net of cash collateral[3]	587,473	2,607	584,866	—
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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at March 31, 2024 for which the fair value was adjusted during the three months ended March 31, 2024 (in thousands):

				Fair Value Adjustments for the
	Carrying Value at March 31, 2024			Three Months Ended Mar. 31, 2024 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Nonaccruing loans	$—	$67	$23,741	$4,935	$—

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at March 31, 2023 for which the fair value was adjusted during the three months ended March 31, 2023 (in thousands):

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of March 31, 2024 follows (dollars in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$23,741	Discounted cash flows	Management knowledge of industry and non-real estate collateral	17% - 96% (83%)[1]
1    Represents fair value as a percentage of the unpaid principal balance.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of March 31, 2023 follows (dollars in thousands):

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

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or are measured at fair value on a non-recurring basis as of March 31, 2024 (in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$801,677	$801,677	$801,677	$—	$—
Interest-bearing cash and cash equivalents	354,070	354,070	354,070	—	—
Trading securities:
U.S. government securities	426,825	426,825	370,062	56,763	—
Residential agency mortgage-backed securities	4,898,485	4,898,485	—	4,898,485	—
Municipal securities	67,120	67,120	—	67,120	—
Other trading securities	48,608	48,608	—	48,608	—
Total trading securities	5,441,038	5,441,038	370,062	5,070,976	—
Investment securities:
Municipal securities	108,793	112,338	—	12,103	100,235
Residential agency mortgage-backed securities	2,044,972	1,858,027	—	1,858,027	—
Commercial agency mortgage-backed securities	15,990	14,987	—	14,987	—
Other debt securities	16,288	14,713	—	14,713	—
Total investment securities	2,186,043	2,000,065	—	1,899,830	100,235
Allowance for credit losses	(299)	—	—	—	—
Investment securities, net of allowance	2,185,744	2,000,065	—	1,899,830	100,235
Available for sale securities:
U.S. Treasury	920	920	920	—	—
Municipal securities	304,826	304,826	—	304,826	—
Residential agency mortgage-backed securities	7,816,688	7,816,688	—	7,816,688	—
Residential non-agency mortgage-backed securities	846,805	846,805	—	846,805	—
Commercial agency mortgage-backed securities	3,683,376	3,683,376	—	3,683,376	—
Other debt securities	473	473	—	—	473
Total available for sale securities	12,653,088	12,653,088	920	12,651,695	473
Fair value option securities — Residential agency mortgage-backed securities	19,805	19,805	—	19,805	—
Residential mortgage loans held for sale	75,449	75,449	—	68,285	7,164
Loans:
Commercial	15,132,867	15,055,904	—	—	15,055,904
Commercial real estate	5,236,677	5,143,304	—	—	5,143,304
Loans to individuals	3,803,016	3,675,612	—	—	3,675,612
Total loans	24,172,560	23,874,820	—	—	23,874,820
Allowance for loan losses	(281,623)	—	—	—	—
Loans, net of allowance	23,890,937	23,874,820	—	—	23,874,820
Mortgage servicing rights	319,330	319,330	—	—	319,330
Derivative instruments with positive fair value, net of cash collateral	263,493	263,493	10	263,483	—
Deposits with no stated maturity	32,016,638	32,016,638	—	—	32,016,638
Time deposits	3,366,909	3,346,163	—	—	3,346,163
Other borrowed funds	7,986,169	7,986,169	—	—	7,986,169
Subordinated debentures	131,154	118,875	—	118,875	—
Derivative instruments with negative fair value, net of cash collateral	438,605	438,605	649	437,956	—

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or are measured at fair value on a non-recurring basis as of December 31, 2023 (in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$947,613	$947,613	$947,613	$—	$—
Interest-bearing cash and cash equivalents	400,652	400,652	400,652	—	—
Trading securities:
U.S. government securities	10,959	10,959	9,017	1,942	—
Residential agency mortgage-backed securities	5,105,137	5,105,137	—	5,105,137	—
Municipal securities	37,413	37,413	—	37,413	—
Other trading securities	39,996	39,996	—	39,996	—
Total trading securities	5,193,505	5,193,505	9,017	5,184,488	—
Investment securities:
Municipal securities	120,705	125,525	—	12,305	113,220
Residential agency mortgage-backed securities	2,092,083	1,917,810	—	1,917,810	—
Commercial agency mortgage-backed securities	15,914	15,067	—	15,067	—
Other debt securities	15,787	14,184	—	14,184	—
Total investment securities	2,244,489	2,072,586	—	1,959,366	113,220
Allowance for credit losses	(336)	—	—	—	—
Investment securities, net of allowance	2,244,153	2,072,586	—	1,959,366	113,220
Available for sale securities:
U.S. Treasury	925	925	925	—	—
Municipal securities	502,833	502,833	—	502,833	—
Residential agency mortgage-backed securities	6,834,720	6,834,720	—	6,834,720	—
Residential non-agency mortgage-backed securities	799,877	799,877	—	799,877	—
Commercial agency mortgage-backed securities	4,147,853	4,147,853	—	4,147,853	—
Other debt securities	473	473	—	—	473
Total available for sale securities	12,286,681	12,286,681	925	12,285,283	473
Fair value option securities — Residential agency mortgage-backed securities	20,671	20,671	—	20,671	—
Residential mortgage loans held for sale	56,935	56,935	—	49,749	7,186
Loans:
Commercial	14,803,769	14,862,873	—	—	14,862,873
Commercial real estate	5,337,647	5,270,657	—	—	5,270,657
Loans to individuals	3,763,552	3,634,855	—	—	3,634,855
Total loans	23,904,968	23,768,385	—	—	23,768,385
Allowance for loan losses	(277,123)	—	—	—	—
Loans, net of allowance	23,627,845	23,768,385	—	—	23,768,385
Mortgage servicing rights	293,884	293,884	—	—	293,884
Derivative instruments with positive fair value, net of cash collateral	410,304	410,304	—	410,304	—
Deposits with no stated maturity	31,007,679	31,007,679	—	—	31,007,679
Time deposits	3,012,022	2,993,685	—	—	2,993,685
Other borrowed funds	8,824,300	8,824,299	—	—	8,824,299
Subordinated debentures	131,150	115,798	—	115,798	—
Derivative instruments with negative fair value, net of cash collateral	587,473	587,473	2,607	584,866	—

Because no market exists for certain of these financial instruments and management does not intend to sell these financial instruments, the fair values shown in the tables above may not represent values at which the respective financial instruments could be sold individually or in the aggregate at the given reporting date.

(12) Subsequent Events

See Footnote 6, Commitments and Contingent Liabilities, regarding the Exchange Offer.

The Company evaluated events from the date of the consolidated financial statements on March 31, 2024 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. Except as noted above, no other events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Quarterly Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In thousands, except per share data)	Three Months Ended
	March 31, 2024			December 31, 2023
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$567,680	$7,005	4.96%	$605,839	$8,096	5.30%
Trading securities	5,371,209	68,300	5.12%	5,448,403	69,013	5.05%
Investment securities, net of allowance	2,210,040	7,854	1.42%	2,264,194	8,058	1.42%
Available for sale securities	12,537,981	113,593	3.48%	12,063,398	105,556	3.27%
Fair value option securities	20,080	195	3.59%	20,086	199	3.57%
Restricted equity securities	412,376	8,858	8.59%	432,780	8,670	8.01%
Residential mortgage loans held for sale	57,402	923	6.25%	61,146	1,036	6.59%
Loans	23,948,567	440,584	7.40%	23,705,108	439,808	7.36%
Allowance for loan losses	(278,449)			(273,717)
Loans, net of allowance	23,670,118	440,584	7.48%	23,431,391	439,808	7.45%
Total earning assets	44,846,886	647,312	5.73%	44,327,237	640,436	5.64%
Receivable on unsettled securities sales	307,389			276,856
Cash and other assets	4,873,297			5,109,577
Total assets	$50,027,572			$49,713,670
Liabilities and equity
Interest-bearing deposits:
Transaction	$22,264,259	$203,781	3.68%	$20,449,370	$177,475	3.44%
Savings	843,037	1,204	0.57%	845,705	1,132	0.53%
Time	3,287,179	37,139	4.54%	3,002,252	31,242	4.13%
Total interest-bearing deposits	26,394,475	242,124	3.69%	24,297,327	209,849	3.43%
Funds purchased and repurchase agreements	1,258,044	12,664	4.05%	2,476,973	29,915	4.79%
Other borrowings	6,844,633	94,540	5.56%	7,120,963	99,542	5.55%
Subordinated debentures	131,154	2,312	7.09%	131,151	2,343	7.09%
Total interest-bearing liabilities	34,628,306	351,640	4.08%	34,026,414	341,649	3.98%
Non-interest bearing demand deposits	8,631,416			9,378,886
Due on unsettled securities purchases	499,936			363,358
Other liabilities	1,112,947			1,008,035
Total equity	5,154,967			4,936,977
Total liabilities and equity	$50,027,572			$49,713,670
Tax-equivalent Net Interest Revenue		$295,672	1.65%		$298,787	1.66%
Tax-equivalent Net Interest Revenue to Earning Assets			2.61%			2.64%
Less tax-equivalent adjustment		2,100			2,112
Net Interest Revenue		293,572			296,675
Provision for credit losses		8,000			6,000
Other operating revenue		161,701			204,883
Other operating expense		340,384			384,083
Income before taxes		106,889			111,475
Federal and state income taxes		23,195			28,953
Net income		83,694			82,522
Net income (loss) attributable to non-controlling interests		(9)			(53)
Net income attributable to BOK Financial Corp. shareholders		$83,703			$82,575
Earnings Per Average Common Share Equivalent:
Basic		$1.29			$1.26
Diluted		$1.29			$1.26
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

(In thousands, except per share data)	Three Months Ended
	March 31, 2023
	Average Balance	Revenue / Expense	Yield / Rate
Assets
Interest-bearing cash and cash equivalents	$616,596	$6,506	4.28%
Trading securities	3,031,969	34,073	4.52%
Investment securities, net of allowance	2,473,796	9,017	1.46%
Available for sale securities	11,738,693	89,112	2.87%
Fair value option securities	300,372	3,893	5.17%
Restricted equity securities	316,724	5,808	7.34%
Residential mortgage loans held for sale	65,769	979	5.79%
Loans	22,476,247	369,626	6.67%
Allowance for loan losses	(238,909)
Loans, net of allowance	22,237,338	369,626	6.74%
Total earning assets	40,781,257	519,014	5.06%
Receivable on unsettled securities sales	177,312
Cash and other assets	5,023,899
Total assets	$45,982,468
Liabilities and equity
Interest-bearing deposits:
Transaction	$18,639,900	$87,936	1.91%
Savings	958,443	248	0.10%
Time	1,477,720	7,090	1.95%
Total interest-bearing deposits	21,076,063	95,274	1.83%
Funds purchased and repurchase agreements	1,759,237	14,450	3.33%
Other borrowings	4,512,280	52,588	4.73%
Subordinated debentures	131,166	2,069	6.40%
Total interest-bearing liabilities	27,478,746	164,381	2.43%
Non-interest bearing demand deposits	12,406,408
Due on unsettled securities purchases	316,738
Other liabilities	939,553
Total equity	4,841,023
Total liabilities and equity	$45,982,468
Tax-equivalent Net Interest Revenue		$354,633	2.63%
Tax-equivalent Net Interest Revenue to Earning Assets			3.45%
Less tax-equivalent adjustment		2,285
Net Interest Revenue		352,348
Provision for credit losses		16,000
Other operating revenue		177,865
Other operating expense		305,812
Income before taxes		208,401
Federal and state income taxes		45,905
Net income		162,496
Net income attributable to non-controlling interests		128
Net income attributable to BOK Financial Corp. shareholders		$162,368
Earnings Per Average Common Share Equivalent:
Basic		$2.43
Diluted		$2.43
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

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	June 30, 2023	Mar. 31, 2023
Interest revenue	$645,212	$638,324	$617,044	$570,367	$516,729
Interest expense	351,640	341,649	316,148	248,106	164,381
Net interest revenue	293,572	296,675	300,896	322,261	352,348
Provision for credit losses	8,000	6,000	7,000	17,000	16,000
Net interest revenue after provision for credit losses	285,572	290,675	293,896	305,261	336,348
Other operating revenue
Brokerage and trading revenue	59,179	60,896	62,312	65,006	52,396
Transaction card revenue	25,493	28,847	26,387	26,003	25,621
Fiduciary and asset management revenue	55,305	51,408	52,256	52,997	50,657
Deposit service charges and fees	28,685	27,770	27,676	27,100	25,968
Mortgage banking revenue	18,967	12,834	13,356	15,141	14,367
Other revenue	12,935	15,035	15,865	14,250	16,970
Total fees and commissions	200,564	196,790	197,852	200,497	185,979
Other gains, net	4,269	40,452	1,474	12,618	2,251
Gain (loss) on derivatives, net	(8,633)	8,592	(9,010)	(8,159)	(1,344)
Gain (loss) on fair value option securities, net	(305)	1,031	(203)	(2,158)	(2,962)
Change in fair value of mortgage servicing rights	10,977	(14,356)	8,039	9,261	(6,059)
Loss on available for sale securities, net	(45,171)	(27,626)	—	(3,010)	—
Total other operating revenue	161,701	204,883	198,152	209,049	177,865
Other operating expense
Personnel	202,653	203,022	190,791	190,652	182,145
Business promotion	7,978	8,629	6,958	7,640	8,569
Charitable contributions to BOKF Foundation	—	1,542	23	1,142	—
Professional fees and services	12,010	16,288	13,224	12,777	13,048
Net occupancy and equipment	30,293	30,355	32,583	30,105	28,459
FDIC and other insurance	8,740	8,495	7,996	6,974	7,315
FDIC special assessment	6,454	43,773	—	—	—
Data processing and communications	45,564	45,584	45,672	45,307	44,802
Printing, postage and supplies	3,997	3,844	3,760	3,728	3,893
Amortization of intangible assets	3,003	3,543	3,474	3,474	3,391
Mortgage banking costs	6,355	8,085	8,357	8,300	5,782
Other expense	13,337	10,923	11,475	8,574	8,408
Total other operating expense	340,384	384,083	324,313	318,673	305,812
Net income before taxes	106,889	111,475	167,735	195,637	208,401
Federal and state income taxes	23,195	28,953	33,256	44,001	45,905
Net income	83,694	82,522	134,479	151,636	162,496
Net income (loss) attributable to non-controlling interests	(9)	(53)	(16)	328	128
Net income attributable to BOK Financial Corporation shareholders	$83,703	$82,575	$134,495	$151,308	$162,368

Earnings per share:
Basic	$1.29	$1.26	$2.04	$2.27	$2.43
Diluted	$1.29	$1.26	$2.04	$2.27	$2.43
Average shares used in computation:
Basic	64,290,105	64,750,171	65,548,307	65,994,132	66,331,775
Diluted	64,290,105	64,750,171	65,548,307	65,994,132	66,331,775

PART II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings at Note 6 to the Consolidated Financial Statements.

Item 1A. Risk Factors
There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1 to January 31, 2024	79,534	$88.22	44,630	2,527,156
February 1 to February 29, 2024	425,000	$82.73	425,000	2,102,156
March 1 to March 31, 2024	147,316	$86.50	147,000	1,955,156
Total	651,850		616,630
1On November 1, 2022, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock. As of March 31, 2024, the Company had repurchased 3,044,844 shares under this plan. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations and other factors.
2The Company may repurchase mature shares from employees to cover the exercise price and taxes in connection with employee equity compensation.
Item 5. Other Information

Trading Plans

No Company director or officer (as defined in Exchange Act Rule 16a-1(f)) has adopted, modified or terminated any trading arrangements during the first quarter of 2024.

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

Date:        May 1, 2024

/s/ Martin E. Grunst
Martin E. Grunst
Executive Vice President and
Chief Financial Officer

/s/ Michael J. Rogers
Michael J. Rogers
Senior Vice President and
Chief Accounting Officer