Form 10-Q
period 2024-06-30
BOK FINANCIAL CORP
filed 2024-07-31
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 64,127,824 shares of common stock ($.00006 par value) as of June 30, 2024.

BOK Financial Corporation
Form 10-Q
Quarter Ended June 30, 2024

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

BOK Financial reported net income of $163.7 million or $2.54 per diluted share for the second quarter of 2024 compared to $83.7 million or $1.29 per diluted share for the first quarter of 2024. Excluding the gain on conversion of Visa shares, the additional FDIC special assessment expense, and the contribution of Visa shares to the BOKF Foundation, net income would have been $131.1 million or $2.02 per share for the second quarter of 2024, both of which are non-GAAP measures1. PPNR1, also a non-GAAP measure, increased $104.1 million to $219.0 million compared to the first quarter of 2024.

Highlights of the second quarter of 2024 compared to the first quarter of 2024 included:

•Net interest income totaled $296.0 million, an increase of $2.4 million over the prior quarter. Net interest margin was 2.56% for the second quarter of 2024 compared to 2.61% for the prior quarter. The pace of demand deposit migration and deposit repricing has slowed compared to the previous quarter and was offset by improving yields on the available for sale securities portfolio. For the second quarter of 2024, our core net interest margin excluding trading activities1, a non-GAAP measure, was 2.94% compared to 2.97% in the prior quarter.
•Fees and commissions revenue totaled $200.0 million, consistent with the prior quarter. Higher fiduciary and asset management revenue and transaction card revenue was offset by lower brokerage and trading revenue.
•Other operating expense totaled $336.7 million, a decrease of $3.7 million. Personnel expense decreased $11.6 million due to lower incentive compensation, including deferred compensation plans, regular compensation, and employee benefits. Non-personnel expense increased $7.9 million, largely due to our contribution of converted Visa shares valued at $10.0 million to the BOKF Foundation.
•Other gains and losses, net increased $53.1 million to $57.4 million. The second quarter of 2024 included a $53.8 million pre-tax gain on the conversion of our Visa B shares under the recently announced exchange offer by Visa, Inc. The gain offsets losses of $45.2 million on the repositioning of the available for sale securities portfolio realized in the first quarter of 2024.
•Period end outstanding loan balances totaled $24.6 billion at June 30, 2024, growing $381 million over March 31, 2024, largely due to growth in commercial loans, partially offset by a reduction in commercial real estate loans. Average loan balances increased $437 million to $24.4 billion.
•The provision for credit losses of $8.0 million in the second quarter of 2024 reflects continued loan growth and a stable economic forecast. Net charge-offs were $6.9 million or 0.11% of average loans on an annualized basis in the second quarter. The resulting combined allowance for credit losses totaled $330 million or 1.34% of outstanding loans at June 30, 2024. The combined allowance for credit losses was $329 million or 1.36% of outstanding loans at March 31, 2024.
•Nonperforming assets not guaranteed by U.S. government agencies were $86 million, a $27 million decrease compared to March 31, 2024. Potential problem loans increased by $6.0 million while other loans especially mentioned increased by $123 million compared to March 31, 2024.
•Period end deposits were $36.2 billion at June 30, 2024, an $858 million increase over March 31, 2024. Average deposits increased $627 million, including an $872 million increase in average interest-bearing deposits, partially offset by a $244 million reduction in demand deposit balances. The loan to deposit ratio was 68% at June 30, 2024, unchanged from the prior quarter.
•Assets under management or administration totaled $107.5 billion at June 30, 2024, increasing $1.9 billion compared to March 31, 2024.

1    See Explanation and Reconciliation of Non-GAAP Measures in "Non-GAAP Measures" section following.

•The Company's tangible common equity ratio1, a non-GAAP measure, was 8.38% at June 30, 2024 and 8.21% at March 31, 2024. The tangible common equity ratio is primarily based on total shareholders' equity, which includes unrealized gains and losses on available for sale securities. Adjusted for all securities portfolio losses, including the tax adjusted losses in the investment portfolio, the tangible common equity ratio1 would be 8.06% at June 30, 2024 and 7.92% at March 31, 2024.
•The common equity Tier 1 capital ratio at June 30, 2024 was 12.10%. Other regulatory capital ratios include the Tier 1 capital ratio at 12.11%, total capital ratio at 13.25%, and leverage ratio at 9.39%. At March 31, 2024, the common equity Tier 1 capital ratio was 11.99%, the Tier 1 capital ratio was 12.00%, total capital ratio was 13.15%, and leverage ratio was 9.42%.
•The Company repurchased 412,176 shares of common stock at an average price of $90.38 per share in the second quarter of 2024 and 616,630 shares at an average price of $83.89 in the first quarter of 2024. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.
•The Company paid a regular cash dividend of $35.3 million or $0.55 per common share during the second quarter of 2024. On July 30, 2024, the board of directors approved a quarterly cash dividend of $0.55 per common share payable on or about August 30, 2024 to shareholders of record as of August 15, 2024.
Highlights of the six months ended June 30, 2024 compared to the six months ended June 30, 2023 included:
•Net interest income totaled $589.6 million for the six months ended June 30, 2024 and $674.6 million for the six months ended June 30, 2023. Net interest income decreased $71.6 million from changes in interest rates and decreased $13.6 million from changes in earning assets. Net interest margin was 2.59% compared to 3.22%. In response to rising inflation, the Federal Reserve increased the federal funds rate 525 basis points since the beginning of 2022. The resulting impact on market interest rates increased net interest margin at first as our earning assets, led by our significant percentage of variable-rate commercial loans, repriced at a higher rate and faster pace than our interest-bearing liabilities. Throughout 2023 and into the second quarter of 2024, we have experienced margin compression reflecting deposit repricing activity and demand deposit migration into interest-bearing accounts. Loan yields increased 55 basis points while funding costs increased 125 basis points. Average earning assets increased $3.7 billion to $45.4 billion driven largely by higher average loan balances and trading securities balances. Total interest-bearing deposits increased $5.6 billion, offset by a decrease of $3.2 billion in demand deposit balances. Other borrowed funds increased $930 million.
•Fees and commissions revenue totaled $400.6 million for the six months ended June 30, 2024, a $14.1 million increase over the six months ended June 30, 2023. Fiduciary and asset management revenue increased $9.2 million led by growth in trust fees and Cavanal Hill fund fees. Mortgage banking revenue increased $8.1 million, primarily due to higher production volume. Deposit service charges increased $5.2 million due to growth in commercial service charges. Brokerage and trading revenue decreased $5.2 million, largely due to decreased customer hedging revenue, primarily attributed to our energy and interest rate derivative customers. The prior period included $6.2 million of insurance brokerage revenue recognized prior to the sale of BOKFI. This decrease was fully offset by an increase of $6.9 million in investment banking revenue driven by growth in underwriting fees and financial advisory fees. Other revenue decreased $4.3 million, primarily due to a reduction in fees earned on derivative counterparty margin.
•Total operating expense was $677.1 million for the six months ended June 30, 2024, an increase of $52.6 million compared to the six months ended June 30, 2023. Personnel expense increased $20.9 million. Regular compensation increased $11.7 million, largely related to annual merit increases, salary adjustments, and business expansion in 2023. Employee benefits expense increased $5.8 million related to higher employee healthcare costs and retirement plan costs. Incentive compensation expense was up $3.4 million, primarily due to higher loan and trading volumes and deferred compensation expense, which is largely offset by changes in fair value of deferred compensation investments. Non-personnel expense increased $31.6 million to $283.3 million. Charitable contributions to the BOKF Foundation increased $12.5 million, largely due to the donation of Visa shares valued at $10.0 million. FDIC insurance costs grew due to recognition of $7.6 million in additional special assessment expense during 2024. Other expense also increased $6.7 million due to higher operational losses.
•The provision for expected credit losses was $16.0 million for the six months ended June 30, 2024, reflecting growth in loan balances and a stable economic forecast. A $33.0 million provision for expected credit losses was recorded for the six months ended June 30, 2023.
1    See Explanation and Reconciliation of Non-GAAP Measures in "Non-GAAP Measures" section following.

Results of Operations
Net Interest Income and Net Interest Margin

Net interest income is the interest earned on debt securities, loans and other interest-earning assets less interest paid for interest-bearing deposits and other borrowings. The net interest margin is calculated by dividing tax-equivalent net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is typically greater than net interest spread due to interest revenue earned on assets funded by non-interest bearing liabilities such as demand deposits and equity.

Tax-equivalent net interest income totaled $298.2 million for the second quarter of 2024, compared to $295.7 million for the prior quarter. Net interest income increased $2.5 million from changes in interest rates and increased $49 thousand from changes in earning assets. Table 1 shows the effect on net interest income from changes in average balances and interest rates for various types of earning assets and interest-bearing liabilities.

Average earning assets increased $1.2 billion compared to the first quarter of 2024. Average loan balances increased $437 million, largely due to growth in commercial loans, partially offset by a reduction in commercial real estate loans. The average balance of available for sale securities, which consists largely of residential and commercial mortgage-backed securities guaranteed by U.S. government agencies, increased $218 million while the average balance of trading securities increased $552 million.

Total average deposits increased $627 million over the first quarter of 2024, including an $872 million increase in interest-bearing deposits, partially offset by a $244 million decrease in demand deposits. Funds purchased and repurchase agreements grew $580 million while other borrowings increased $307 million.

Net interest margin was 2.56% compared to 2.61% in the first quarter of 2024. The pace of demand deposit migration and deposit repricing has slowed compared to the previous quarter and was offset by improving yields on the available for sale securities portfolio. For the second quarter of 2024, our core net interest margin excluding trading activities1, a non-GAAP measure, was 2.94% compared to 2.97% in the prior quarter. The tax-equivalent yield on earning assets was 5.80%, an increase of 7 basis points. The available for sale securities portfolio yield increased 23 basis points to 3.71%. Loan yields grew 1 basis point to 7.41%. The yield on trading securities decreased 6 basis points to 5.06% and the yield on interest-bearing cash and cash equivalents increased 90 basis points to 5.86%.

Funding costs were 4.15%, a 7 basis point increase over the prior quarter. The cost of interest-bearing deposits increased 7 basis points to 3.76%. The cost of funds purchased and repurchase agreements increased 23 basis points to 4.28% while the cost of other borrowings increased 2 basis points to 5.58%. The benefit to net interest margin from assets funded by non-interest liabilities was 91 basis points, a decrease of 5 basis points.

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

The effectiveness of these strategies is reflected in the overall change in net interest income due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

1    See Explanation and Reconciliation of Non-GAAP Measures in "Non-GAAP Measures" section following.

Table 1 – Volume/Rate Analysis
(In thousands)

	Three Months Ended June 30, 2024 / Mar. 31, 2024			Six Months Ended June 30, 2024 / 2023
		Change Due To1			Change Due To1
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$771	$(459)	$1,230	$(1,277)	$(2,841)	$1,564
Trading securities	6,556	7,358	(802)	61,201	47,624	13,577
Investment securities	(265)	(207)	(58)	(2,233)	(2,041)	(192)
Available for sale securities	10,323	3,014	7,309	53,548	11,811	41,737
Fair value option securities	(1)	(6)	5	(6,620)	(5,504)	(1,116)
Restricted equity securities	334	639	(305)	5,813	4,517	1,296
Residential mortgage loans held for sale	425	380	45	200	(2)	202
Loans	8,558	7,998	560	119,112	53,795	65,317
Total tax-equivalent interest revenue	26,701	18,717	7,984	229,744	107,359	122,385
Interest expense:
Transaction deposits	11,341	6,851	4,490	211,695	61,896	149,799
Savings deposits	(8)	(22)	14	1,662	(195)	1,857
Time deposits	1,296	1,562	(266)	51,580	28,463	23,117
Funds purchased and repurchase agreements	6,880	6,002	878	(24,147)	(24,256)	109
Other borrowings	4,653	4,276	377	73,829	55,064	18,765
Subordinated debentures	(6)	—	(6)	330	5	325
Total interest expense	24,156	18,669	5,487	314,949	120,977	193,972
Tax-equivalent net interest income	2,545	48	2,497	(85,205)	(13,618)	(71,587)
Change in tax-equivalent adjustment	96			(189)
Net interest income	$2,449			$(85,016)
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $259.7 million for the second quarter of 2024, an increase of $98.0 million over the first quarter of 2024. The second quarter of 2024 included $53.8 million pre-tax gain on the conversion of our Visa B shares under the recently announced exchange offer by Visa, Inc. The prior quarter included $45.2 million of losses from repositioning the available for sale securities portfolio.

Table 2 – Other Operating Revenue
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Six Months Ended		Increase (Decrease)	% Increase (Decrease)
	June 30, 2024	Mar. 31, 2024			June 30, 2024	June 30, 2023
Brokerage and trading revenue	$53,017	$59,179	$(6,162)	(10)%	$112,196	$117,402	$(5,206)	(4)%
Transaction card revenue	27,246	25,493	1,753	7%	52,739	51,624	1,115	2%
Fiduciary and asset management revenue	57,576	55,305	2,271	4%	112,881	103,654	9,227	9%
Deposit service charges and fees	29,572	28,685	887	3%	58,257	53,068	5,189	10%
Mortgage banking revenue	18,628	18,967	(339)	(2)%	37,595	29,508	8,087	27%
Other revenue	13,988	12,935	1,053	8%	26,923	31,220	(4,297)	(14)%
Total fees and commissions revenue	200,027	200,564	(537)	—%	400,591	386,476	14,115	4%
Other gains, net	57,375	4,269	53,106	N/A	61,644	14,869	46,775	N/A
Loss on derivatives, net	(1,091)	(8,633)	7,542	N/A	(9,724)	(9,503)	(221)	N/A
Loss on fair value option securities, net	(94)	(305)	211	N/A	(399)	(5,120)	4,721	N/A
Change in fair value of mortgage servicing rights	3,453	10,977	(7,524)	N/A	14,430	3,202	11,228	N/A
Gain (loss) on available for sale securities, net	34	(45,171)	45,205	N/A	(45,137)	(3,010)	(42,127)	N/A
Total other operating revenue	$259,704	$161,701	$98,003	61%	$421,405	$386,914	$34,491	9%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and Commissions Revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 40% of combined net interest income before provision for credit losses and fees and commissions revenue for the second quarter of 2024. We believe that a variety of fee revenue sources provides diversification to changes resulting from market or economic conditions such as interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. Many of the economic factors, such as decreasing interest rates, that we expect will result in a decline in net interest income or fiduciary and asset management revenue may also increase mortgage banking production volumes and related trading. The velocity of changes in market conditions and interest rates may result in timing differences between when offsetting impacts and benefits are realized. Generally, for operating revenues not as directly related to movement in interest rates, we expect growth to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and Trading Revenue

Brokerage and trading revenue, which includes revenues from trading, customer hedging, retail brokerage and investment banking, decreased $6.2 million compared to the first quarter of 2024.

Trading revenue includes net realized and unrealized gains and losses primarily related to residential mortgage-backed securities guaranteed by U.S. government agencies and related derivative instruments that enable our mortgage banking customers to manage their production risk. Trading revenue also includes net realized and unrealized gains and losses on municipal securities and other financial instruments that we sell to institutional customers, along with changes in the fair value of financial instruments we hold as economic hedges against market risk of our trading securities. Trading revenue was $27.7 million, a $9.8 million decrease compared to the prior quarter, driven by margin compression due to market conditions in the second quarter of 2024.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Risk Management Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue totaled $6.8 million for the second quarter of 2024 and was relatively consistent with the prior quarter. Customer hedging revenue includes credit valuation adjustments of the fair value of derivatives to reflect the risk of counterparty default.

Investment banking, which includes fees earned upon completion of underwriting, financial advisory services and loan syndication fees, totaled $13.7 million, an increase of $3.0 million over the first quarter of 2024, largely related to the timing and volume of completed underwriting and loan syndication transactions.
Transaction Card Revenue

Transaction card revenue includes revenues from processing transactions on behalf of members of our TransFund electronic fund transfer network, merchant services fees paid by customers for account management and electronic processing of card transactions and interchange fees from our corporate card program. Transaction card revenue totaled $27.2 million for the second quarter of 2024, a $1.8 million increase, primarily due to growth in the volume of transactions processed during the quarter.
Fiduciary and Asset Management Revenue

Fiduciary and asset management revenue is earned through managing or holding of assets for customers and executing transactions or providing related services. Fiduciary and asset management revenue is largely based on the fair value of assets. Rates applied to asset values vary based on the nature of the relationship. Fiduciary relationships and managed asset relationships generally have higher fee rates than non-fiduciary and/or managed relationships. Fiduciary and asset management revenue was $57.6 million for the second quarter of 2024, a $2.3 million increase over the first quarter of 2024, led by higher seasonal tax preparation fee income.

A distribution of assets under management or administration and related fiduciary and asset management revenue follows:

Table 3 – Assets Under Management or Administration
(Dollars in thousands)

	Three Months Ended
	June 30, 2024			March 31, 2024
	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]
Managed fiduciary assets:
Personal	$11,479,779	$30,098	1.05%	$11,288,591	$27,938	0.99%
Institutional	20,019,267	8,552	0.17%	19,680,708	11,770	0.24%
Total managed fiduciary assets	31,499,046	38,650	0.49%	30,969,299	39,708	0.51%

Non-managed assets:
Fiduciary	30,418,648	15,808	0.21%	29,395,993	12,951	0.18%
Non-fiduciary	20,031,316	3,118	0.06%	19,384,953	2,646	0.05%
Safekeeping and brokerage assets under administration	25,528,020	—	—%	25,780,658	—	—%
Total non-managed assets	75,977,984	18,926	0.10%	74,561,604	15,597	0.08%

Total assets under management or administration	$107,477,030	$57,576	0.21%	$105,530,903	$55,305	0.21%

	Six Months Ended
	June 30, 2024			June 30, 2023
	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]
Managed fiduciary assets:
Personal	$11,479,779	$58,036	1.01%	$10,687,370	$51,580	0.97%
Institutional	20,019,267	20,322	0.20%	18,705,828	18,326	0.20%
Total managed fiduciary assets	31,499,046	78,358	0.50%	29,393,198	69,906	0.48%

Non-managed assets:
Fiduciary	30,418,648	28,759	0.19%	28,480,670	28,085	0.20%
Non-fiduciary	20,031,316	5,764	0.06%	20,910,245	5,663	0.05%
Safekeeping and brokerage assets under administration	25,528,020	—	—%	24,834,827	—	—%
Total non-managed assets	75,977,984	34,523	0.09%	74,225,742	33,748	0.09%

Total assets under management or administration	$107,477,030	$112,881	0.21%	$103,618,940	$103,654	0.20%

1    Assets under management or administration balance excludes certain assets under custody held by a sub-custodian where minimal revenue is recognized. $21 billion, $20 billion, and $19 billion of such assets are excluded from assets under management or administration at June 30, 2024, March 31, 2024, and June 30, 2023, respectively.
2    Fiduciary and asset management revenue includes asset-based and other fees associated with the assets.
3    Annualized revenue divided by period end balance.

A summary of changes in assets under management or administration for the three and six months ended June 30, 2024 and 2023 follows:

Table 4 – Changes in Assets Under Management or Administration
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$105,530,903	$102,310,119	$104,736,999	$99,735,040
Net inflows (outflows)	532,450	(288,434)	(1,431,258)	(805,352)
Net change in fair value	1,413,677	1,597,255	4,171,289	4,689,252
Ending balance	$107,477,030	$103,618,940	$107,477,030	$103,618,940

Assets under management as of June 30, 2024 consist of 42% fixed income, 35% equities, 15% cash, and 8% alternative investments.
Deposit Service Charges

Deposit service charges and fees increased $887 thousand or 3% over the first quarter of 2024, primarily due to growth in commercial service charges and check card fees.

Mortgage Banking Revenue
Mortgage banking revenue was relatively consistent with the first quarter of 2024. Mortgage production volume increased $63 million to $235 million. Production revenue as a percentage of production volume, which includes unrealized gains and losses on our mortgage commitment pipeline and related hedges, decreased 104 basis points to 1.01%.

Table 5 – Mortgage Banking Revenue
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)		% Increase (Decrease)	Six Months Ended		Increase (Decrease)		% Increase (Decrease)
	June 30, 2024	Mar. 31, 2024				June 30, 2024	June 30, 2023
Mortgage production revenue	$2,369	$3,525	$(1,156)		(33)%	$5,894	$(917)	$6,811		743%

Mortgage loans funded for sale	$240,038	$139,176				$379,214	$353,409
Add: Current period end outstanding commitments	62,960	67,951				62,960	55,031
Less: Prior period end outstanding commitments	67,951	34,783				34,783	45,492
Total mortgage production volume	$235,047	$172,344	$62,703		36%	$407,391	$362,948	$44,443		12%

Mortgage loan refinances to mortgage loans funded for sale	7%	10%	(300)	bps		8%	9%	(100)	bps
Realized margin on funded mortgage loans	0.97%	1.46%	(49)	bps		1.15%	(0.57)%	172	bps
Production revenue as a percentage of production volume	1.01%	2.05%	(104)	bps		1.45%	(0.25)%	170	bps
Primary mortgage interest rates:
Average	7.00%	6.73%	27	bps		6.86%	6.45%	41	bps
Period end	6.86%	6.79%	7	bps		6.86%	6.70%	16	bps

Mortgage servicing revenue	$16,259	$15,442	$817		5%	$31,701	$30,425	$1,276		4%
Average outstanding principal balance of mortgage loans serviced for others	$22,287,559	$21,088,898	$1,198,661		6%	$21,688,229	$20,964,181	$724,048		3%

Average mortgage servicing revenue rates	0.29%	0.29%	—	bp		0.29%	0.29%	—	bp
Primary rates disclosed in Table 5 above represent rates generally available to borrowers on 30 year conforming mortgage loans.

Net Gains on Other Assets, Securities and Derivatives

Other gains, net, were $57.4 million for the second quarter of 2024 compared to $4.3 million in the first quarter of 2024. The second quarter of 2024 included a $53.8 million pre-tax gain on the conversion of our Visa B shares under the recently announced exchange offer by Visa, Inc. The gain offsets losses of $45.2 million on the repositioning of the available for sale securities portfolio realized in the first quarter of 2024. We donated 35,620 of the converted Visa shares valued at $10.0 million to the BOKF Foundation during the second quarter of 2024, allowing us to further invest in the communities we serve.

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

Table 6 – Gain (Loss) on Mortgage Servicing Rights
(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2024	Mar. 31, 2024	June 30, 2024	June 30, 2023
Loss on mortgage hedge derivative contracts, net	$(3,484)	$(9,357)	$(12,841)	$(9,810)
Loss on fair value option securities, net	(94)	(305)	(399)	(5,120)
Loss on economic hedge of mortgage servicing rights, net	(3,578)	(9,662)	(13,240)	(14,930)
Gain on change in fair value of mortgage servicing rights	3,453	10,977	14,430	3,202
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges included in other operating revenue	(125)	1,315	1,190	(11,728)
Net interest expense on fair value option securities[1]	(96)	(155)	(251)	(45)
Total economic benefit (cost) of changes in the fair value of mortgage servicing rights, net of economic hedges	$(221)	$1,160	$939	$(11,773)
1    Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Other Operating Expense

Other operating expense for the second quarter of 2024 totaled $336.7 million, a decrease of $3.7 million compared to the first quarter of 2024. Our efficiency ratio1 was 59.83% for the second quarter of 2024, compared to 67.13% in the prior quarter.
Table 7 – Other Operating Expense
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Six Months Ended		Increase (Decrease)	% Increase (Decrease)
	June 30, 2024	Mar. 31, 2024			June 30, 2024	June 30, 2023
Regular compensation	$112,056	$113,913	$(1,857)	(2)%	$225,969	$214,315	$11,654	5%
Incentive compensation:
Cash-based	42,861	49,956	(7,095)	(14)%	92,817	90,066	2,751	3%
Share-based	4,989	3,305	1,684	51%	8,294	9,823	(1,529)	(16)%
Deferred compensation	2,171	4,450	(2,279)	N/A	6,621	4,395	2,226	N/A
Total incentive compensation	50,021	57,711	(7,690)	(13)%	107,732	104,284	3,448	3%
Employee benefits	29,013	31,029	(2,016)	(7)%	60,042	54,198	5,844	11%
Total personnel expense	191,090	202,653	(11,563)	(6)%	393,743	372,797	20,946	6%
Business promotion	8,250	7,978	272	3%	16,228	16,209	19	—%
Charitable contributions to BOKF Foundation	13,610	—	13,610	N/A	13,610	1,142	12,468	N/A
Professional fees and services	13,331	12,010	1,321	11%	25,341	25,825	(484)	(2)%
Net occupancy and equipment	30,245	30,293	(48)	—%	60,538	58,564	1,974	3%
FDIC and other insurance	7,317	8,740	(1,423)	(16)%	16,057	14,289	1,768	12%
FDIC special assessment	1,190	6,454	(5,264)	(82)%	7,644	—	7,644	N/A
Data processing and communications	46,131	45,564	567	1%	91,695	90,109	1,586	2%
Printing, postage and supplies	3,789	3,997	(208)	(5)%	7,786	7,621	165	2%
Amortization of intangible assets	2,898	3,003	(105)	(4)%	5,901	6,865	(964)	(14)%
Mortgage banking costs	8,532	6,355	2,177	34%	14,887	14,082	805	6%
Other expense	10,307	13,337	(3,030)	(23)%	23,644	16,982	6,662	39%
Total other operating expense	$336,690	$340,384	$(3,694)	(1)%	$677,074	$624,485	$52,589	8%

Average number of employees (full-time equivalent)	4,967	4,936	31	1%	4,952	4,820	132	3%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel Expense
Personnel expense decreased $11.6 million compared to the first quarter of 2024. Cash-based incentive compensation decreased $7.1 million due to a shift in the timing of expense recognition as commercial incentive compensation plans move to being primarily share-based rather than cash-based awards. Deferred compensation, which is offset by changes in the fair value of deferred compensation investments, decreased $2.3 million, directly related to market movements. Employee benefits expense decreased $2.0 million due to a seasonal decrease in payroll taxes, partially offset by higher healthcare costs. Regular compensation decreased $1.9 million. A greater amount of compensation expense was capitalized during the second quarter due to an annual update of standards costs for loan originations coupled with an increase in mortgage loan production volume. Share-based compensation was up $1.7 million reflecting changes in assumptions of certain performance-based equity awards.

1    See Explanation and Reconciliation of Non-GAAP Measures in "Non-GAAP Measures" section following.

Non-personnel Operating Expense
Non-personnel expense was $145.6 million, an increase of $7.9 million. In addition to the $10.0 million share donation previously mentioned, we also made a $3.6 million contribution to the BOKF Foundation in the second quarter of 2024. Mortgage banking costs increased $2.2 million due to higher seasonal prepayments, and a rise in professional fees and services expense of $1.3 million was primarily due to project related expense. In the second quarter of 2024, we recognized $1.2 million of expense related to the FDIC special assessment compared to $6.5 million of expense in the prior quarter. Other expense decreased $3.0 million due to lower operational losses.
Income Taxes

The effective tax rate was 22.41% for the second quarter of 2024, 21.70% for the first quarter of 2024 and 22.49% for the second quarter of 2023. When compared to the first quarter of 2024, the effective tax rate increased due to higher forecasted and actual pre-tax income. The effective rate for the six months ended June 30, 2024 and June 30, 2023 was 22.17% and 22.25%, respectively.
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

As shown in Table 8, net income attributable to our lines of business was consistent with the first quarter of 2024. Net interest income increased $1.9 million largely as a result of deposit repricing activity. Net loans charged off increased $1.4 million to $7.4 million. Operating revenue was relatively unchanged compared to the prior quarter and operating expense decreased $1.4 million. The increase in net income attributed to Funds Management and other is largely due to the $53.8 million pre-tax gain recognized on the conversion of our Visa B shares. The prior quarter included losses of $45.2 million on the repositioning of the available for sale securities portfolio.

Table 8 – Net Income by Line of Business
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Six Months Ended		Increase (Decrease)	% Increase (Decrease)
	June 30, 2024	Mar. 31, 2024			June 30, 2024	June 30, 2023
Commercial Banking	$119,563	$121,797	$(2,234)	(2)%	$241,360	$287,448	$(46,088)	(16)%
Consumer Banking	24,117	24,731	(614)	(2)%	48,848	44,114	4,734	11%
Wealth Management	27,497	25,228	2,269	9%	52,725	83,886	(31,161)	(37)%
Subtotal	171,177	171,756	(579)	—%	342,933	415,448	(72,515)	(17)%
Funds Management and other	(7,464)	(88,053)	80,589	N/A	(95,517)	(101,772)	6,255	N/A
Total	$163,713	$83,703	$80,010	96%	$247,416	$313,676	$(66,260)	(21)%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Commercial Banking

Commercial Banking contributed $119.6 million to consolidated net income in the second quarter of 2024, a decrease of $2.2 million or 2% compared to the first quarter of 2024.

Table 9 – Commercial Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Six Months Ended		Increase (Decrease)	% Increase (Decrease)
	June 30, 2024	Mar. 31, 2024			June 30, 2024	June 30, 2023
Net interest income from external sources	$283,328	$282,756	$572	—%	$566,084	$587,970	$(21,886)	(4)%
Net interest expense from internal sources	(79,593)	(78,761)	(832)	(1)%	(158,354)	(139,134)	(19,220)	(14)%
Total net interest income	203,735	203,995	(260)	—%	407,730	448,836	(41,106)	(9)%
Net loans charged off	6,134	4,160	1,974	47%	10,294	6,076	4,218	69%
Net interest income after net loans charged off	197,601	199,835	(2,234)	(1)%	397,436	442,760	(45,324)	(10)%

Fees and commissions revenue	53,720	50,630	3,090	6%	104,350	115,539	(11,189)	(10)%
Other gains (losses), net	816	(624)	1,440	231%	192	10,134	(9,942)	(98)%
Other operating revenue	54,536	50,006	4,530	9%	104,542	125,673	(21,131)	(17)%

Personnel expense	45,964	45,319	645	1%	91,283	88,874	2,409	3%
Non-personnel expense	30,150	24,776	5,374	22%	54,926	61,819	(6,893)	(11)%
Other operating expense	76,114	70,095	6,019	9%	146,209	150,693	(4,484)	(3)%

Net direct contribution	176,023	179,746	(3,723)	(2)%	355,769	417,740	(61,971)	(15)%
Gain on financial instruments, net	168	167	1	1%	335	173	162	94%
Gain on repossessed assets, net	—	—	—	N/A	—	1,267	(1,267)	N/A
Corporate expense allocations	17,381	18,397	(1,016)	(6)%	35,778	39,122	(3,344)	(9)%
Income before taxes	158,810	161,516	(2,706)	(2)%	320,326	380,058	(59,732)	(16)%
Federal and state income tax	39,247	39,719	(472)	(1)%	78,966	92,610	(13,644)	(15)%
Net income	$119,563	$121,797	$(2,234)	(2)%	$241,360	$287,448	$(46,088)	(16)%

Average assets	$30,305,613	$29,806,817	$498,796	2%	$30,056,215	$28,166,923	$1,889,292	7%
Average loans	20,403,837	20,067,170	336,667	2%	20,235,503	18,955,834	1,279,669	7%
Average deposits	16,189,003	15,730,241	458,762	3%	15,959,622	15,338,818	620,804	4%
Average invested capital	2,154,515	2,176,950	(22,435)	(1)%	2,168,600	2,146,562	22,038	1%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Net interest income was consistent compared to the first quarter of 2024. Net loans charged-off were $6.1 million in the second quarter of 2024 compared to $4.2 million in the first quarter of 2024.

Fees and commissions revenue increased $3.1 million or 6%. Transaction card revenue increased $1.9 million driven by an increase in transaction volume processed during the quarter. Other gains (losses), net increased $1.4 million related to gains on alternative investments. Operating expense increased $6.0 million or 9% compared to the first quarter of 2024, primarily due to an increase in other expense. Personnel expense was consistent with the prior quarter.

Average outstanding balance of loans attributed to Commercial Banking increased $337 million or 2% over the first quarter of 2024 to $20.4 billion. See the Loans section of Management's Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans, which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking increased $459 million or 3% over the first quarter of 2024 to $16.2 billion. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of changes.

Consumer Banking

Consumer Banking provides retail banking services through four primary distribution channels: traditional branches, the 24-hour ExpressBank call center, internet banking and mobile banking. Consumer Banking also conducts mortgage banking activities through offices located outside of our Consumer Banking markets.

Consumer Banking contributed $24.1 million to consolidated net income for the second quarter of 2024, consistent with the prior quarter.

Table 10 – Consumer Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Six Months Ended		Increase (Decrease)	% Increase (Decrease)
	June 30, 2024	Mar. 31, 2024			June 30, 2024	June 30, 2023
Net interest income from external sources	$6,192	$7,350	$(1,158)	(16)%	$13,542	$38,974	$(25,432)	(65)%
Net interest income from internal sources	58,972	56,785	2,187	4%	115,757	96,324	19,433	20%
Total net interest income	65,164	64,135	1,029	2%	129,299	135,298	(5,999)	(4)%
Net loans charged off	1,247	1,808	(561)	(31)%	3,055	2,313	742	32%
Net interest income after net loans charged off	63,917	62,327	1,590	3%	126,244	132,985	(6,741)	(5)%

Fees and commissions revenue	36,252	36,207	45	—%	72,459	62,942	9,517	15%
Other losses, net	—	—	—	N/A	—	(55)	55	N/A
Other operating revenue	36,252	36,207	45	—%	72,459	62,887	9,572	15%

Personnel expense	24,016	25,236	(1,220)	(5)%	49,252	43,830	5,422	12%
Non-personnel expense	31,112	28,211	2,901	10%	59,323	58,708	615	1%
Total other operating expense	55,128	53,447	1,681	3%	108,575	102,538	6,037	6%

Net direct contribution	45,041	45,087	(46)	—%	90,128	93,334	(3,206)	(3)%
Loss on financial instruments, net	(3,577)	(9,663)	6,086	63%	(13,240)	(14,930)	1,690	11%
Change in fair value of mortgage servicing rights	3,453	10,977	(7,524)	(69)%	14,430	3,202	11,228	351%
Gain on repossessed assets, net	9	107	(98)	(92)%	116	14	102	729%
Corporate expense allocations	13,392	14,172	(780)	(6)%	27,564	23,940	3,624	15%
Income before taxes	31,534	32,336	(802)	(2)%	63,870	57,680	6,190	11%
Federal and state income tax	7,417	7,605	(188)	(2)%	15,022	13,566	1,456	11%
Net income	$24,117	$24,731	$(614)	(2)%	$48,848	$44,114	$4,734	11%

Average assets	$9,630,470	$9,391,981	$238,489	3%	$9,511,225	$9,765,186	$(253,961)	(3)%
Average loans	1,975,106	1,913,586	61,520	3%	1,944,346	1,754,945	189,401	11%
Average deposits	8,073,782	7,901,167	172,615	2%	7,987,475	8,116,885	(129,410)	(2)%
Average invested capital	307,077	295,202	11,875	4%	303,479	268,143	35,336	13%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Net interest income from Consumer Banking activities increased by $1.0 million or 2%. Operating revenue was relatively unchanged from the prior quarter. Operating expense increased $1.7 million or 3%, primarily due to an increase in mortgage banking costs resulting from higher seasonal prepayments.

The net cost of the changes in the fair value of mortgage servicing rights and related economic hedges was $221 thousand compared to a net benefit of $1.2 million for the first quarter of 2024.

Average loans increased $62 million or 3% to $2.0 billion over the previous quarter. Average deposits attributed to the Consumer Banking segment increased $173 million to 2% to $8.1 billion. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of the changes.

Wealth Management

Wealth Management contributed $27.5 million to consolidated net income in the second quarter of 2024, an increase of $2.3 million or 9% compared to the first quarter of 2024.

Table 11 – Wealth Management
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Six Months Ended		Increase (Decrease)	% Increase (Decrease)
	June 30, 2024	Mar. 31, 2024			June 30, 2024	June 30, 2023
Net interest income from external sources	$2,612	$6,999	$(4,387)	(63)%	$9,611	$25,355	$(15,744)	(62)%
Net interest income from internal sources	26,889	21,399	5,490	26%	48,288	44,087	4,201	10%
Total net interest income	29,501	28,398	1,103	4%	57,899	69,442	(11,543)	(17)%
Net loans recovered	—	(15)	15	100%	(15)	(69)	54	78%
Net interest income after net loans recovered	29,501	28,413	1,088	4%	57,914	69,511	(11,597)	(17)%

Fees and commissions revenue	113,208	118,704	(5,496)	(5)%	231,912	231,961	(49)	—%
Other gains (losses), net	—	—	—	N/A	—	(7)	7	N/A
Other operating revenue	113,208	118,704	(5,496)	(5)%	231,912	231,954	(42)	—%

Personnel expense	63,669	63,549	120	—%	127,218	121,285	5,933	5%
Non-personnel expense	26,545	35,739	(9,194)	(26)%	62,284	45,057	17,227	38%
Other operating expense	90,214	99,288	(9,074)	(9)%	189,502	166,342	23,160	14%

Net direct contribution	52,495	47,829	4,666	10%	100,324	135,123	(34,799)	(26)%
Corporate expense allocations	16,484	14,779	1,705	12%	31,263	25,310	5,953	24%
Income before taxes	36,011	33,050	2,961	9%	69,061	109,813	(40,752)	(37)%
Federal and state income tax	8,514	7,822	692	9%	16,336	25,927	(9,591)	(37)%
Net income	$27,497	$25,228	$2,269	9%	$52,725	$83,886	$(31,161)	(37)%

Average assets	$16,452,098	$15,759,328	$692,770	4%	$16,105,713	$12,309,730	$3,795,983	31%
Average loans	2,199,747	2,198,803	944	—%	2,199,275	2,216,345	(17,070)	(1)%
Average deposits	9,551,307	9,237,965	313,342	3%	9,394,636	7,488,587	1,906,049	25%
Average invested capital	319,376	323,172	(3,796)	(1)%	325,242	304,200	21,042	7%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Combined net interest income and fee revenue decreased $4.4 million or 3% compared to the first quarter of 2024. Total revenue from institutional trading activities decreased $7.9 million, largely due to compressed margins driven by market conditions during the second quarter. Other revenue decreased $2.0 million. Investment banking revenue increased $2.7 million, primarily due to increased underwriting fees. Fiduciary and asset management revenue grew $2.3 million driven by seasonal tax preparation fee income. Non-personnel expense decreased $9.2 million as the prior quarter included an increased level of operational losses. Personnel expense was consistent with the prior quarter.

Average outstanding loans attributed to the Wealth Management segment were mostly unchanged from the previous quarter. Average Wealth Management deposits increased $313 million or 3% to $9.6 billion. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of the changes.

Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the Consolidated Financial Statements for the composition of the securities portfolio as of June 30, 2024 and December 31, 2023.

We hold an inventory of trading securities in support of sales to a variety of customers, including banks, corporations, insurance companies, money managers and others. Trading securities decreased $228 million to $5.2 billion during the second quarter of 2024. As discussed in the Market Risk section of this report, trading activities involve risk of loss from adverse price movement. We mitigate this risk within board-approved limits through the use of derivative contracts, short-sales and other techniques.

At June 30, 2024, the carrying value of investment (held-to-maturity) securities was $2.1 billion, including a $287 thousand allowance for expected credit losses, compared to $2.2 billion at March 31, 2024 with a $299 thousand allowance for expected credit losses. The fair value of investment securities was $1.9 billion at June 30, 2024, a $76 million decrease compared to the prior quarter. Investment securities consist primarily of residential mortgage-backed securities issued by U.S. government agencies, intermediate and long-term, fixed-rate Oklahoma and Texas municipal bonds, and taxable Texas school construction bonds.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders' equity. The amortized cost of available for sale securities totaled $13.4 billion at June 30, 2024, a $147 million increase compared to March 31, 2024. At June 30, 2024, the available for sale securities portfolio consisted primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Both residential and commercial mortgage-backed securities have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or contraction in the form of more rapid prepayments during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined residential mortgage-backed securities portfolio held in investment and available for sale securities was 3.4 years as of June 30, 2024, consistent with the measure as of March 31, 2024. Management estimates the duration extends to 4.0 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 2.5 years assuming a 200 basis point decline in the current rate environment. The duration of the total investment portfolio is 3.1 years, extends to 3.5 years in an upward shock of 200 basis points, and contracts to 2.6 years in a down 200 basis point shock scenario. Management also regularly monitors the impact of interest rate risk on the available for sale securities portfolio on our tangible equity ratio under various shock scenarios.

On January 23, 2024, Visa, Inc. stockholders approved an exchange offer which provided holders of Class B-1 shares an option to convert up to 50% of its Class B-1 shares to Visa Class C shares and subsequently to freely transferable Visa Class A common shares subject to certain restrictions and holding period requirements (the "Exchange Offer"). The Exchange Offer opened on April 8, 2024 and expired on May 3, 2024. The Company tendered all of its 252,233 Class B-1 Visa shares under the Exchange Offer and received the equivalent of 200,212 shares of Visa common stock and 126,116 Visa B-2 shares in return. Following the receipt of the Visa common stock, the Company donated 35,620 shares valued at $10.0 million to the BOKF Foundation. This contribution is reported as Charitable contributions to BOKF Foundation in the Consolidated Statement of Earnings with a corresponding gain of $10.0 million in Other gains, net. The Company also sold 31,120 Visa shares realizing a pre-tax gain of $8.7 million. At June 30, 2024, the Company held the equivalent of 133,472 Visa common shares for which the Company recorded an unrealized gain of $34.9 million. These shares are subject to hold restrictions under the Exchange Offer which expire during the third quarter 2024. The Company also recognized income of $174 thousand for dividends received. The B-2 shares carry over the restrictions associated with the former B-1 shares. See Note 6 to the Consolidated Financial Statements.

Bank-Owned Life Insurance

We have approximately $412 million of bank-owned life insurance at June 30, 2024. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $317 million is held in separate accounts and $95 million represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio's investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. As of June 30, 2024, the fair value of investments held in separate accounts covered by the stable value wrap was approximately $286 million. Since the underlying fair value of the investments held in separate accounts at June 30, 2024 was below the net book value of the investments, $29 million of cash surrender value was supported by the stable value wrap. The remaining $2 million of fair value held in separate accounts is not supported by the stable value wrap. The stable value wrap is provided by an investment grade financial institution.
Loans

The aggregate loan portfolio before allowance for loan losses totaled $24.6 billion at June 30, 2024, growing $381 million over March 31, 2024, largely due to growth in commercial loans, partially offset by a reduction in commercial real estate loans.

Table 12 – Loans
(In thousands)

	June 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	June 30, 2023
Commercial:
Healthcare	$4,231,058	$4,245,939	$4,143,233	$4,083,134	$3,991,387
Services	3,577,144	3,529,421	3,576,223	3,566,361	3,585,169
Energy	3,451,485	3,443,719	3,437,101	3,490,602	3,508,752
General business	4,363,722	3,913,788	3,647,212	3,579,742	3,449,208
Total commercial	15,623,409	15,132,867	14,803,769	14,719,839	14,534,516

Commercial real estate:
Multifamily	1,997,282	1,960,839	1,872,760	1,734,688	1,502,971
Industrial	1,214,991	1,343,970	1,475,165	1,432,629	1,349,709
Office	876,897	901,105	909,442	981,876	1,005,660
Retail	547,706	543,735	592,632	608,073	617,886
Residential construction and land development	88,252	83,906	95,052	100,465	106,370
Other commercial real estate	358,447	403,122	392,596	383,569	388,205
Total commercial real estate	5,083,575	5,236,677	5,337,647	5,241,300	4,970,801

Loans to individuals:
Residential mortgage	2,281,226	2,192,584	2,160,640	2,090,992	1,993,690
Residential mortgage guaranteed by U.S. government agencies	131,825	139,456	149,807	161,092	186,170
Personal	1,433,546	1,470,976	1,453,105	1,510,795	1,552,482
Total loans to individuals	3,846,597	3,803,016	3,763,552	3,762,879	3,732,342

Total	$24,553,581	$24,172,560	$23,904,968	$23,724,018	$23,237,659

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

Commercial loans totaled $15.6 billion or 64% of the loan portfolio at June 30, 2024, a $491 million increase over March 31, 2024, primarily due to growth in general business and services loans.

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

Outstanding energy loan balances totaled $3.5 billion or 14% of total loans at June 30, 2024, a $7.8 million increase compared to March 31, 2024. Approximately $2.7 billion of energy loans were to oil and gas producers, a $24 million increase over March 31, 2024. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. Approximately 70% of committed production loans are secured by properties primarily producing oil, and 30% of the committed production loans are secured by properties primarily producing natural gas.

Loans to midstream oil and gas companies totaled $538 million at June 30, 2024, a $67 million decrease compared to March 31, 2024. Loans to borrowers that provide services to the energy industry totaled $220 million at June 30, 2024, an increase of $42 million compared to the prior quarter. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales, totaled $43 million, a $7.5 million increase compared to March 31, 2024.

Unfunded energy loan commitments were $4.4 billion at June 30, 2024, a $20 million increase compared to March 31, 2024.

The healthcare sector of the loan portfolio totaled $4.2 billion or 17% of total loans. Healthcare loans decreased $15 million compared to March 31, 2024. Healthcare sector loans consist primarily of loans for the development and operation of senior housing and care facilities including independent living, assisted living and skilled nursing. Generally we loan to borrowers with a portfolio of multiple facilities that serves to help diversify risks specific to a single facility.
The services sector of the loan portfolio totaled $3.6 billion or 15% of total loans, a $48 million increase compared to the prior quarter. Service sector loans consist of a large number of loans to a variety of businesses including Native American tribal and state and local municipal government entities, Native American tribal casino operations, foundations and not-for-profit organizations, educational services and specialty trade contractors. Approximately $1.6 billion of the services category is made up of loans with individual balances of less than $10 million. Services sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer's business.

General business loans totaled $4.4 billion or 18% of total loans, an increase of $450 million compared to the prior quarter. General business loans consist of $2.7 billion of wholesale/retail loans and $1.6 billion of loans from other commercial industries.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of $100 million or more and with three or more non-affiliated banks as participants. At June 30, 2024, the outstanding principal balance of these loans totaled $6.0 billion, including $2.4 billion of energy loans. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 21% of our shared national credits, based on dollars committed. We hold shared national credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management's quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

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

Outstanding commercial real estate loan balances totaled $5.1 billion or 21% of total loans at June 30, 2024, a decrease of $153 million compared to March 31, 2024. Loans secured by industrial facilities decreased by $129 million to $1.2 billion. Other commercial real estate loans decreased by $45 million to $358 million and loans secured by office facilities decreased by $24 million to $877 million. The decline in these portfolios was partially offset by a $36 million increase in loans secured by multifamily properties.

Approximately 66% of loans in this segment are in our geographic footprint based on collateral location. The largest concentration of loans in this segment outside our footprint is Utah, totaling 10% of the segment. All other states represent less than 5% individually.

Unfunded commercial real estate loan commitments were $1.6 billion at June 30, 2024, a decrease of $88 million compared to March 31, 2024. We take a disciplined approach to managing our concentration of commercial real estate loan commitments as a percentage of capital.
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

Loans to individuals totaled $3.8 billion or 16% of the loan portfolio, an increase of $44 million compared to March 31, 2024. Approximately 91% of the loans in this segment are secured by collateral located within our geographical footprint. Loans for which the collateral location is less relevant, such as unsecured loans, are categorized by the borrower's primary location.

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Company are centrally managed by the Oklahoma market.

Table 13 – Loans Managed by Primary Geographical Market
(In thousands)

	June 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	June 30, 2023
Texas:
Commercial	$7,879,143	$7,515,070	$7,384,107	$7,249,963	$7,223,820
Commercial real estate	1,754,087	1,935,728	1,987,037	1,873,477	1,748,796
Loans to individuals	908,920	964,464	914,134	961,299	974,911
Total Texas	10,542,150	10,415,262	10,285,278	10,084,739	9,947,527

Oklahoma:
Commercial	3,619,136	3,478,146	3,275,907	3,384,627	3,251,547
Commercial real estate	556,971	605,419	606,515	601,087	573,559
Loans to individuals	2,273,240	2,176,268	2,147,782	2,100,974	2,079,311
Total Oklahoma	6,449,347	6,259,833	6,030,204	6,086,688	5,904,417

Colorado:
Commercial	2,220,887	2,244,416	2,273,179	2,219,460	2,179,473
Commercial real estate	806,522	766,100	769,329	710,552	683,973
Loans to individuals	217,990	221,291	228,257	227,569	223,200
Total Colorado	3,245,399	3,231,807	3,270,765	3,157,581	3,086,646

Arizona:
Commercial	1,104,875	1,149,394	1,143,682	1,173,491	1,177,778
Commercial real estate	1,045,837	1,007,972	1,003,331	1,014,151	926,750
Loans to individuals	208,419	218,664	248,873	260,282	242,102
Total Arizona	2,359,131	2,376,030	2,395,886	2,447,924	2,346,630

Kansas/Missouri:
Commercial	336,232	320,609	331,179	307,725	309,148
Commercial real estate	482,249	497,036	511,947	547,708	516,299
Loans to individuals	157,750	141,767	144,958	132,137	138,960
Total Kansas/Missouri	976,231	959,412	988,084	987,570	964,407

New Mexico:
Commercial	318,711	317,651	291,736	297,714	287,443
Commercial real estate	367,678	352,559	389,106	405,989	425,472
Loans to individuals	67,747	67,814	67,485	69,418	64,803
Total New Mexico	754,136	738,024	748,327	773,121	777,718

Arkansas:
Commercial	144,425	107,581	103,979	86,859	105,307
Commercial real estate	70,231	71,863	70,382	88,336	95,952
Loans to individuals	12,531	12,748	12,063	11,200	9,055
Total Arkansas	227,187	192,192	186,424	186,395	210,314

Total BOK Financial loans	$24,553,581	$24,172,560	$23,904,968	$23,724,018	$23,237,659

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

Table 14 – Off-Balance Sheet Credit Commitments
(In thousands)

	June 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	June 30, 2023
Loan commitments	$14,114,288	$14,433,786	$14,793,025	$14,404,610	$14,979,253
Standby letters of credit	736,527	733,903	710,543	759,563	721,908
Unpaid principal balance of residential mortgage loans sold with recourse	36,582	37,891	39,333	40,369	42,041
Unpaid principal balance of residential mortgage loans transferred into mortgage-backed securities guaranteed by U.S. Dept. of Veterans Affairs	942,658	950,115	959,256	970,469	988,212
Customer Hedging Programs

We offer programs that permit our customers to hedge various risks, including fluctuations in energy, interest rates, foreign exchange rates and other commodities with derivative contracts. Each of these programs work essentially the same way. Derivative contracts are executed between the customers and the Company. Offsetting contracts are executed between the Company and selected counterparties to minimize market risk due to changes in commodity prices, interest rates or foreign exchange rates. The counterparty contracts are identical to the customer contracts except for a fixed pricing spread or a fee paid to us as compensation for administrative costs, credit risk and profit.

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

Derivative contracts are carried at fair value. At June 30, 2024, the net fair value of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $339 million compared to $463 million at March 31, 2024. At June 30, 2024, the net fair value of our derivative contracts included $196 million for energy contracts, $107 million for interest rate swaps and $35 million for foreign exchange contracts. The aggregate net fair value of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $327 million at June 30, 2024 and $460 million at March 31, 2024.

At June 30, 2024, total derivative assets were reduced by $143 million of cash collateral received from counterparties and total derivative liabilities were reduced by $54 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement. Derivative contracts executed with customers may be secured by non-cash collateral in conjunction with a credit agreement with that customer, such as proven producing oil and gas properties. Access to this collateral in an event of default is reasonably assured.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at June 30, 2024 follows in Table 15.

Table 15 – Fair Value of Derivative Contracts
(In thousands)

Customers	$114,636
Banks and other financial institutions	22,496
Exchanges and clearing organizations	58,942
Fair value of customer risk management program asset derivative contracts, net	$196,074

At June 30, 2024, our largest derivative exposure was to an exchange for $61 million of net derivative positions, net of cash margin.

Our customer hedging program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits which may incur additional funding costs. Also, changes in commodity prices affect risk-weighted assets and total assets which in turn impacts regulatory capital ratios. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices to an equivalent of $64.01 per barrel of oil would decrease the fair value of derivative assets by $84 million, with lending customers comprising the bulk of the assets. An increase in prices to an equivalent of $99.07 per barrel of oil would increase the fair value of derivative assets by $752 million as asset values rise faster than margin paid. Liquidity requirements of this program may also be affected by our credit rating. At June 30, 2024, a decrease in our credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $10 million.

The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of June 30, 2024, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.

Summary of Credit Loss Experience

Table 16 – Summary of Credit Loss Experience
(Dollars in thousands)

	Three Months Ended
	June 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	June 30, 2023
Allowance for loan losses:
Beginning balance	$281,623	$277,123	$272,114	$262,714	$249,460
Loans charged off	(7,940)	(7,060)	(5,007)	(10,593)	(8,049)
Recoveries of loans previously charged off	995	1,600	911	4,062	1,346
Net loans charged off	(6,945)	(5,460)	(4,096)	(6,531)	(6,703)
Provision for credit losses	13,148	9,960	9,105	15,931	19,957
Ending balance	$287,826	$281,623	$277,123	$272,114	$262,714

Accrual for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$47,319	$48,977	$52,604	$59,940	$62,943
Provision for credit losses	(4,983)	(1,658)	(3,627)	(7,336)	(3,003)
Ending balance	$42,336	$47,319	$48,977	$52,604	$59,940

Accrual for off-balance sheet credit risk associated with mortgage banking activities:
Beginning balance	$3,224	$3,492	$2,962	$4,443	$4,381
Net loans charged off	(2)	(3)	—	(7)	(16)
Provision for credit losses	(153)	(265)	530	(1,474)	78
Ending balance	$3,069	$3,224	$3,492	$2,962	$4,443

Allowance for credit losses related to held-to-maturity (investment) securities:
Beginning balance	$299	$336	$344	$465	$497
Provision for credit losses	(12)	(37)	(8)	(121)	(32)
Ending balance	$287	$299	$336	$344	$465

Total provision for credit losses	$8,000	$8,000	$6,000	$7,000	$17,000
Average loans by portfolio segment :
Commercial	$15,516,238	$14,992,639	$14,680,001	$14,527,676	$14,316,474
Commercial real estate	5,048,704	5,188,152	5,293,021	5,172,876	4,896,230
Loans to individuals	3,820,211	3,767,776	3,732,086	3,713,756	3,676,350
Net charge-offs (annualized) to average loans	0.11%	0.09%	0.07%	0.11%	0.12%
Net charge-offs (annualized) to average loans by portfolio segment:
Commercial	0.15%	0.09%	0.08%	0.18%	0.06%
Commercial real estate	0.01%	0.10%	—%	(0.07)%	0.32%
Loans to individuals	0.08%	0.10%	0.11%	0.10%	0.08%
Recoveries to gross charge-offs	12.53%	22.66%	18.19%	38.35%	16.72%
Provision for loan losses (annualized) to average loans	0.22%	0.17%	0.15%	0.27%	0.35%
Allowance for loan losses to loans outstanding at period end	1.17%	1.17%	1.16%	1.15%	1.13%
Accrual for unfunded loan commitments to loan commitments	0.30%	0.33%	0.33%	0.37%	0.40%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period end	1.34%	1.36%	1.36%	1.37%	1.39%

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
Non-pass grade loans, including loans especially mentioned, accruing substandard and nonaccruing loans, increased $100 million over March 31, 2024. Non-pass grade commercial real estate loans increased $41 million and non-pass grade healthcare loans increased $30 million. Non-pass grade energy loans increased $15 million and non-pass grade general business loans increased $13 million. A summary of outstanding loan balances by risk grade is included in Note 4 to the Consolidated Financial Statements.
The provision for credit losses of $8.0 million in the second quarter of 2024 reflects continued loan growth and a stable economic forecast. The allowance for loan losses totaled $288 million or 1.17% of outstanding loans at June 30, 2024. Excluding residential mortgage loans guaranteed by U.S. government agencies, the allowance for loan losses was 342% of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $330 million or 1.34% of outstanding loans and 393% of nonaccruing loans at June 30, 2024.
The probability weighting of all scenarios in our reasonable and supportable forecast remained unchanged compared to the prior quarter. The sensitivity to management's economic scenario weighting may be quantified by comparing the results of weighting each economic scenario at 100%. For example, compared to a 100% base case scenario, a 100% downside case would result in an additional $177 million in quantitative reserve, while a 100% upside case would result in $17 million less quantitative reserve at June 30, 2024. Such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related allowance.
The Company recorded an $8.0 million provision for credit losses in the first quarter of 2024. The allowance for loan losses was $282 million or 1.17% of outstanding loans at March 31, 2024. Excluding residential mortgage loans guaranteed by U.S. government agencies, the allowance for loan losses was 255% of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $329 million or 1.36% of outstanding loans and 298% of nonaccruing loans.

A summary of macroeconomic variables considered in developing our estimate of expected credit losses at June 30, 2024 follows:

	Base	Downside	Upside
Scenario probability weighting	50%	35%	15%
Economic outlook
Geopolitical conflicts remain isolated.

There are two rate cuts over the next four quarters, bringing the federal funds target range to 4.75% to 5.00% by the end of the second quarter of 2025.

Core inflation continues to improve from the previous peaks and reaches 2.8% by the second quarter of 2025.

Job openings continue to normalize and overall hiring levels decline, causing the national unemployment rate to modestly increase over the next four quarters. Inflation pressures ease and help stabilize real household income. A restrictive credit environment slows economic activity and results in below-trend GDP growth.

Geopolitical conflicts remain isolated.

The Federal Reserve is forced to adopt an accommodative monetary policy compared to the base case scenario and cut the federal funds rate significantly to encourage economic activity and job creation. In total, there are ten rate cuts over the next four quarters bringing the target range to 2.75% to 3.00% by the end of the second quarter of 2025.

Tight monetary conditions result in declines in consumer spending while a restrictive credit environment decreases private sector investment. This pushes the United States into a recession, with a contraction in economic activity and a sharp increase in the unemployment rate.

Geopolitical conflicts remain isolated.

There are four rate cuts over the next four quarters, bringing the target range to 4.25% to 4.50% by the end of the second quarter of 2025.

Core inflation continues to improve from the previous peaks and reaches 2.5% by the second quarter of 2025.

Labor force participants continue to re-enter the job market to help fill the elevated level of job openings. The increase in employment helps maintain household income above its pre-pandemic trend. This supports consumer spending and produces GDP growth consistent with pre-pandemic levels.

Macro-economic factors
–GDP is forecasted to grow by 1.7% over the next 12 months.
–Civilian unemployment rate of 4.0% in the third quarter of 2024 increases to 4.1% by the second quarter of 2025.
–WTI oil prices are projected to generally follow the NYMEX forward curve that existed at the end of June 2024 and are expected to average $72.97 per barrel over the next 12 months.

–GDP is forecasted to contract 1.8% over the next twelve months.
–Civilian unemployment rate of 4.6% in the third quarter of 2024 increases to 6.3% in the second quarter of 2025.
–WTI oil prices are projected to average $50.80 over the next 12 months, with a peak of $57.16 in the third quarter of 2024 and falling 19% over the following three quarters.

–GDP is forecasted to grow by 2.2% over the next 12 months.
–Civilian unemployment rate of 3.9% in the third quarter of 2024 increases to 4.0% by the second quarter of 2025.
–WTI oil prices are projected to average $72.63 per barrel over the next 12 months.

Net Loans Charged Off

Net loans charged off totaled $6.9 million or 0.11% of average loans in the second quarter. Net charge-offs were primarily composed of a single healthcare loan. Net charge-offs of loans to individuals include deposit account overdraft losses. Net charge-offs were $5.5 million or 0.09% of average loans on an annualized basis in the first quarter of 2024.

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

Nonperforming Assets

As more fully described in Note 4 to the Consolidated Financial Statements, loans are generally classified as nonaccruing when it becomes probable that we will not collect the full contractual principal and interest. Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans. The assets are carried at the lower of cost as determined by fair value at the date of foreclosure or current fair value, less estimated selling costs. A summary of nonperforming assets follows in Table 17.

Table 17 – Nonperforming Assets
(Dollars in thousands)

	June 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	June 30, 2023
Nonaccruing loans:
Commercial:
Healthcare	$20,845	$49,307	$81,529	$41,836	$36,753
Energy	28,668	14,991	17,843	19,559	20,037
Services	3,165	3,319	3,616	2,820	4,541
General business	5,756	7,003	7,143	6,483	11,946
Total commercial	58,434	74,620	110,131	70,698	73,277

Commercial real estate	12,883	22,087	7,320	7,418	17,395

Loans to individuals:
Residential mortgage	12,627	13,449	18,056	30,954	29,973
Residential mortgage guaranteed by U.S. government agencies	6,617	9,217	9,709	10,436	11,473
Personal	122	142	253	79	133
Total loans to individuals	19,366	22,808	28,018	41,469	41,579
Total nonaccruing loans	90,683	119,515	145,469	119,585	132,251
Real estate and other repossessed assets	2,334	2,860	2,875	3,753	4,227
Total nonperforming assets	$93,017	$122,375	$148,344	$123,338	$136,478
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$86,400	$113,158	$138,635	$112,902	$125,005

Allowance for loan losses to nonaccruing loans[1]	342.38%	255.33%	204.13%	249.31%	217.52%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to nonaccruing loans[1]	392.74%	298.23%	240.20%	297.50%	267.15%
Nonperforming assets to outstanding loans and repossessed assets	0.38%	0.51%	0.62%	0.52%	0.59%
Nonperforming assets to outstanding loans and repossessed assets[1]	0.35%	0.47%	0.58%	0.48%	0.54%
Nonaccruing loans to outstanding loans	0.37%	0.49%	0.61%	0.50%	0.57%
Nonaccruing commercial loans to outstanding commercial loans	0.37%	0.49%	0.74%	0.48%	0.50%
Nonaccruing commercial real estate loans to outstanding commercial real estate loans	0.25%	0.42%	0.14%	0.14%	0.35%
Nonaccruing loans to individuals to outstanding loans to individuals[1]	0.34%	0.37%	0.51%	0.86%	0.85%
1     Excludes residential mortgages guaranteed by U.S. government agencies.
Nonaccruing loans decreased $29 million compared to March 31, 2024. New nonaccruing loans identified in the second quarter totaled $24 million, offset by $42 million in payments received and $7.9 million of charge-offs. Nonaccruing healthcare loans decreased $28 million and nonaccruing commercial real estate loans decreased $9.2 million, partially offset by a $14 million increase in nonaccruing energy loans. The Company generally retains nonperforming assets to maximize potential recovery, which may cause future nonperforming assets to decrease more slowly.

A rollforward of nonperforming assets for the three and six months ended June 30, 2024 follows in Table 18.

Table 18 – Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	June 30, 2024
	Nonaccruing Loans				Real Estate and Other Repossessed Assets	Total Nonperforming Assets
	Commercial	Commercial Real Estate	Loan to Individuals	Total
Balance, March 31, 2024	$74,620	$22,087	$22,808	$119,515	$2,860	$122,375
Additions	18,820	2,724	2,818	24,362	—	24,362
Payments	(28,615)	(11,723)	(1,498)	(41,836)	—	(41,836)
Charge-offs	(6,391)	(205)	(1,344)	(7,940)	—	(7,940)
Net gains (losses) and write-downs	—	—	—	—	33	33
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(768)	(768)	—	(768)
Proceeds from sales	—	—	—	—	(559)	(559)
Net transfers to nonaccruing loans	—	—	(1,977)	(1,977)	—	(1,977)
Return to accrual status	—	—	(673)	(673)	—	(673)
Balance, June 30, 2024	$58,434	$12,883	$19,366	$90,683	$2,334	$93,017

	Six Months Ended
	June 30, 2024
	Nonaccruing Loans				Real Estate and Other Repossessed Assets	Total Nonperforming Assets
	Commercial	Commercial Real Estate	Loan to Individuals	Total
Balance, Dec. 31, 2023	$110,131	$7,320	$28,018	$145,469	$2,875	$148,344
Additions	23,762	18,766	6,069	48,597	—	48,597
Payments	(34,731)	(11,748)	(3,931)	(50,410)	—	(50,410)
Charge-offs	(10,631)	(1,455)	(2,914)	(15,000)	—	(15,000)
Net gains (losses) and write-downs	—	—	—	—	142	142
Foreclosure of nonperforming loans	—	—	(77)	(77)	77	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(1,326)	(1,326)	—	(1,326)
Proceeds from sales	—	—	—	—	(760)	(760)
Net transfers to nonaccruing loans	—	—	(1,982)	(1,982)	—	(1,982)
Return to accrual status	(30,097)	—	(4,491)	(34,588)	—	(34,588)
Balance, June 30, 2024	$58,434	$12,883	$19,366	$90,683	$2,334	$93,017
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

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets totaled $2.3 million at June 30, 2024, largely unchanged compared to March 31, 2024. Real estate and other repossessed assets were composed primarily of $2.1 million of land for commercial real estate development.
Liquidity and Capital

Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs. Based on the average balances for the second quarter of 2024, approximately 70% of our funding was provided by deposit accounts, 18% from borrowed funds, 10% from equity and less than 1% from long-term subordinated debt.

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

Average deposits for the second quarter of 2024 totaled $35.7 billion, a $627 million increase compared to the first quarter of 2024. Interest-bearing transaction account balances grew by $742 million, partially offset by a $244 million decrease in demand deposit balances. Time deposit balances increased $140 million.

Table 19 – Average Deposits by Line of Business
(In thousands)

	Three Months Ended
	June 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	June 30, 2023
Commercial Banking	$16,189,003	$15,730,241	$15,493,326	$15,115,313	$14,822,093
Consumer Banking	8,073,782	7,901,167	7,890,032	7,936,186	7,986,674
Wealth Management	9,551,307	9,237,965	8,085,643	7,886,962	7,544,143
Subtotal	33,814,092	32,869,373	31,469,001	30,938,461	30,352,910
Funds Management and other	1,839,131	2,156,518	2,207,212	2,349,436	2,016,802
Total	$35,653,223	$35,025,891	$33,676,213	$33,287,897	$32,369,712

Average Commercial Banking deposit balances increased $459 million compared to the first quarter of 2024. Interest-bearing transaction account balances increased $640 million while demand deposit balances decreased $200 million. Our Commercial deposit portfolio is highly diversified across industries and customers. The highest concentration by industry within our commercial deposit portfolio is our energy customers representing 8% of our total deposits.

Average Consumer Banking deposit balances increased $173 million over the prior quarter. A $244 million increase in time deposit balances was partially offset by a $60 million decrease in interest-bearing transaction deposit balances.

Average Wealth Management deposits increased $313 million over the first quarter of 2024. Interest-bearing transaction account balances increased $246 million and time deposit balances increased $114 million. Demand deposit balances decreased $47 million.

Average brokered deposits were 5% of total deposits during the second quarter of 2024. Excluding the reciprocal component, brokered deposits represented 1% of total deposits. Beginning in the first quarter of 2024, reciprocal deposit balances exceeded the $5 billion general threshold as defined by the FDIC. Reciprocal deposit balances in excess of the $5 billion general threshold are included as brokered deposits for regulatory reporting purposes. Growth in brokered deposits during the quarter was entirely related to reciprocal deposit balances. Average interest-bearing transaction accounts for the second quarter included $1.3 billion of brokered deposits, a $771 million increase over the first quarter of 2024. Average time deposits for the second quarter of 2024 included $384 million of brokered deposits, a $236 million decrease compared to the first quarter of 2024. Period end brokered interest-bearing transaction accounts increased $737 million to $1.6 billion at June 30, 2024 and brokered time deposits decreased $250 million to $242 million at June 30, 2024.

The distribution of our period end deposit account balances among principal markets follows in Table 20.

Table 20 – Period End Deposits by Principal Market Area
(In thousands)

	June 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	June 30, 2023
Oklahoma:
Demand	$3,721,009	$3,365,529	$3,586,091	$4,019,019	$4,273,136
Interest-bearing:
Transaction	12,115,793	12,362,193	10,929,704	9,970,955	9,979,534
Savings	496,289	509,775	500,313	508,619	531,536
Time	2,157,778	2,136,583	1,984,336	2,019,749	1,945,916
Total interest-bearing	14,769,860	15,008,551	13,414,353	12,499,323	12,456,986
Total Oklahoma	18,490,869	18,374,080	17,000,444	16,518,342	16,730,122

Texas:
Demand	2,448,433	2,201,561	2,306,334	2,599,998	2,876,568
Interest-bearing:
Transaction	5,425,670	5,125,834	5,035,856	5,046,288	4,532,093
Savings	150,812	157,108	155,652	154,863	162,704
Time	626,724	605,526	492,753	436,218	377,424
Total interest-bearing	6,203,206	5,888,468	5,684,261	5,637,369	5,072,221
Total Texas	8,651,639	8,090,029	7,990,595	8,237,367	7,948,789

Colorado:
Demand	1,244,848	1,316,971	1,633,672	1,598,622	1,726,130
Interest-bearing:
Transaction	1,921,671	1,951,232	1,921,605	1,888,026	1,825,295
Savings	61,184	63,675	67,646	63,129	66,968
Time	261,237	237,656	201,393	185,030	148,840
Total interest-bearing	2,244,092	2,252,563	2,190,644	2,136,185	2,041,103
Total Colorado	3,488,940	3,569,534	3,824,316	3,734,807	3,767,233

New Mexico:
Demand	661,677	683,643	794,467	853,571	912,218
Interest-bearing:
Transaction	1,323,750	1,085,946	886,089	1,049,903	712,541
Savings	92,910	95,944	95,453	97,753	102,729
Time	314,133	298,556	258,195	217,535	179,548
Total interest-bearing	1,730,793	1,480,446	1,239,737	1,365,191	994,818
Total New Mexico	2,392,470	2,164,089	2,034,204	2,218,762	1,907,036

Arizona:
Demand	448,587	502,143	524,167	522,142	592,144
Interest-bearing:
Transaction	1,227,895	1,181,539	1,174,715	903,535	800,970
Savings	11,542	12,024	11,636	12,340	14,489
Time	56,102	46,962	41,884	36,689	31,248
Total interest-bearing	1,295,539	1,240,525	1,228,235	952,564	846,707
Total Arizona	1,744,126	1,742,668	1,752,402	1,474,706	1,438,851

	June 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	June 30, 2023
Kansas/Missouri:
Demand	291,045	316,041	326,496	351,236	363,534
Interest-bearing:
Transaction	1,040,114	985,706	966,166	981,091	1,014,247
Savings	14,998	13,095	13,821	14,331	16,316
Time	32,921	30,411	23,955	22,437	16,176
Total interest-bearing	1,088,033	1,029,212	1,003,942	1,017,859	1,046,739
Total Kansas/Missouri	1,379,078	1,345,253	1,330,438	1,369,095	1,410,273

Arkansas:
Demand	24,579	28,168	25,266	29,635	38,818
Interest-bearing:
Transaction	52,149	55,735	49,966	57,381	43,301
Savings	2,754	2,776	2,564	2,898	3,195
Time	15,040	11,215	9,506	9,559	7,225
Total interest-bearing	69,943	69,726	62,036	69,838	53,721
Total Arkansas	94,522	97,894	87,302	99,473	92,539
Total BOK Financial deposits	$36,241,644	$35,383,547	$34,019,701	$33,652,552	$33,294,843

Estimated uninsured deposits totaled $18.3 billion or 50% of our total deposits at June 30, 2024. In addition to insured deposits, we also hold $4.5 billion of collateralized deposits. Municipalities, Native American tribal governments and certain trust-related deposits are all required to be collateralized. Excluding the impact of collateralized deposits and deposits related to consolidated subsidiaries, our uninsured and uncollateralized deposit level is $13.0 billion or 36% of total deposits at June 30, 2024.

In addition to deposits, liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Banks borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers' banks and Federal Home Loan Banks from across the country. The largest single source of wholesale federal funds purchased totaled $250 million at June 30, 2024. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale and trading securities. Federal Home Loan Banks borrowings are generally short-term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and agency mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $7.1 billion during the quarter, compared to $6.8 billion in the first quarter of 2024.

At June 30, 2024, management estimates a total potential secured borrowing capacity of approximately $24.5 billion. This includes current available secured capacity of $20.4 billion from the use of programs available to U.S. banks from the Federal Home Loan Banks and Federal Reserve Banks and an estimated $4.1 billion of other sources that could be converted into additional secured capacity.

A summary of other borrowings for BOK Financial on a consolidated basis follows in Table 21.

Table 21 – Borrowed Funds
(Dollars in thousands)

		Three Months Ended June 30, 2024				Three Months Ended Mar. 31, 2023
	June 30, 2024	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	Mar. 31, 2024	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter

Funds purchased	$598,315	$509,514	4.86%	$600,178	$899,447	$582,505	4.76%	$899,447
Repurchase agreements	215,443	1,328,809	4.05%	1,627,169	362,070	675,539	3.43%	362,070
Other borrowings:
Federal Home Loan Banks advances	6,500,000	7,125,275	5.57%	6,600,000	6,700,000	6,819,232	5.56%	6,700,000
GNMA repurchase liability	14,722	12,031	4.58%	14,722	10,414	10,953	4.00%	10,805
Other	13,816	13,922	6.90%	14,067	14,238	14,448	5.26%	14,800
Total other borrowings	6,528,538	7,151,228	5.58%		6,724,652	6,844,633	5.56%
Subordinated debentures[1]	131,156	131,156	7.07%	131,156	131,154	131,154	7.09%	131,154
Total other borrowed funds and subordinated debentures	$7,473,452	$9,120,707	5.34%		$8,117,323	$8,233,831	5.35%
1 Parent Company only.
BOKF, NA also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold into GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors if delinquent loans are not repurchased from the GNMA mortgage pools.
Parent Company

At June 30, 2024, cash and interest-bearing cash and cash equivalents held by the parent company totaled $200 million. The primary sources of liquidity for BOK Financial are cash on hand and dividends from BOKF, NA. Dividends from the bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At June 30, 2024, based upon the most restrictive limitations as well as management's internal capital policy, BOKF, NA could declare up to $383 million of dividends. Dividend constraints may be alleviated through increases in retained earnings, capital issuances or changes in risk weighted assets. Future losses or increases in required regulatory capital at the bank could affect its ability to pay dividends to the parent company.

Our equity capital at June 30, 2024 was $5.2 billion, a $100 million increase compared to March 31, 2024. Net income less cash dividends paid increased equity $128 million during the second quarter of 2024. Changes in interest rates resulted in a $4.6 million improvement in the accumulated other comprehensive loss compared to March 31, 2024. We also repurchased $37 million of common stock, excluding a 1% excise tax on corporate stock repurchases, during the second quarter of 2024. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings including expected benefits from lower federal income tax rates, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt or perpetual preferred stock issuance, share repurchase and stock and cash dividends.

On November 1, 2022, the board of directors authorized the Company to purchase up to five million common shares, subject to market conditions, securities law and other regulatory compliance limitations. As of June 30, 2024, the Company had repurchased 3,457,020 shares under this authorization. The Company repurchased 412,176 shares of common stock at an average price of $90.38 per share in the second quarter of 2024. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.

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

In March 2020, in response to the impact on the financial markets by the COVID-19 pandemic, the banking agencies issued an interim final rule permitting banking organizations that implement the CECL model the option to delay for two years an estimate of the CECL methodology's effect on regulatory capital, followed by a three-year transition period. The estimate includes the implementation date adjustment as of January 1, 2020 plus an estimate of the impact of the change for a two year period following implementation of CECL. We elected to delay the regulatory capital impact of the transition in accordance with the interim final rule. Deferral of the impact of CECL added 3 basis points to the Company's common equity Tier 1 capital at June 30, 2024.

Capital and other performance ratios for BOK Financial on a consolidated basis are presented in Table 22.

Table 22 – Capital and Performance Ratios

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer	June 30, 2024	Mar. 31, 2024	June 30, 2023
Capital:
Common equity Tier 1	4.50%	2.50%	7.00%	12.10%	11.99%	12.12%
Tier 1 capital	6.00%	2.50%	8.50%	12.11%	12.00%	12.13%
Total capital	8.00%	2.50%	10.50%	13.25%	13.15%	13.24%
Tier 1 Leverage	4.00%	N/A	4.00%	9.39%	9.42%	9.75%
Average total equity to average assets				10.06%	10.30%	10.32%
Tangible common equity ratio[1]				8.38%	8.21%	7.79%
Adjusted common tangible equity ratio[1]				8.06%	7.92%	7.49%

Performance Ratios:
Return on average equity				12.79%	6.53%	12.28%
Return on average tangible common equity[1]				16.27%	8.31%	15.86%
1    See Explanation and Reconciliation of Non-GAAP Measures following.

Off-Balance Sheet Arrangements

See Note 4 to the Consolidated Financial Statements for a discussion of the Company's significant off-balance sheet commitments.

Explanation and Reconciliation of Non-GAAP Measures

Table 23 provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 23 – Non-GAAP Measures
(Dollars in thousands)

	June 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	June 30, 2023
Reconciliation of tangible common equity ratio and adjusted tangible common equity ratio:
Total shareholders' equity	$5,229,130	$5,128,751	$5,142,442	$4,814,019	$4,863,854
Less: Goodwill and intangible assets, net	1,098,777	1,101,643	1,104,728	1,110,553	1,113,995
Tangible common equity	$4,130,353	$4,027,108	$4,037,714	$3,703,466	$3,749,859
Add: Unrealized loss on investment securities, net	(204,636)	(185,978)	(171,903)	(246,395)	(189,152)
Add: Tax effect on unrealized loss on investment securities, net	48,128	43,740	40,430	57,949	44,486
Adjusted tangible common equity	$3,973,845	$3,884,870	$3,906,241	$3,515,020	$3,605,193

Total assets	$50,403,457	$50,160,380	$49,824,830	$48,931,397	$49,237,920
Less: Goodwill and intangible assets, net	1,098,777	1,101,643	1,104,728	1,110,553	1,113,995
Tangible assets	$49,304,680	$49,058,737	$48,720,102	$47,820,844	$48,123,925

Tangible common equity ratio	8.38%	8.21%	8.29%	7.74%	7.79%
Adjusted tangible common equity ratio	8.06%	7.92%	8.02%	7.35%	7.49%

Reconciliation of return on average tangible common equity:
Total average shareholders' equity	$5,146,785	$5,152,061	$4,933,917	$4,902,119	$4,941,352
Less: Average goodwill and intangible assets, net	1,100,139	1,103,090	1,107,949	1,112,217	1,115,652
Average tangible common equity	$4,046,646	$4,048,971	$3,825,968	$3,789,902	$3,825,700

Net Income	$163,713	$83,703	$82,575	$134,495	$151,308

Return on average tangible common equity	16.27%	8.31%	8.56%	14.08%	15.86%

Reconciliation of pre-provision net revenue:
Net income before taxes	$211,035	$106,889	$111,475	$167,735	$195,637
Add: Provision for expected credit losses	8,000	8,000	6,000	7,000	17,000
Less: Net income (loss) attributable to non-controlling interests	19	(9)	(53)	(16)	328
Pre-provision net revenue	$219,016	$114,898	$117,528	$174,751	$212,309

Reconciliation of adjusted net income and earnings per share:
Net income	$163,713	$83,703	$82,575	$134,495	$151,308
Add: FDIC special assessment, net of tax	910	4,936	33,478	—	—
Less: Gain on converted Visa shares, net of tax	41,160	—	—	—	—
Add: Related contribution of Visa shares to BOKF Foundation, net of tax	7,648	—	—	—	—
Less: Loss on repositioning of available for sale securities, net of tax	—	(34,547)	(21,129)	—	(2,302)
Less: Gain on sale of BOKF Insurance, net of tax	—	—	23,715	—	—
Adjusted net income	$131,111	$123,186	$113,467	$134,495	$153,610

Earnings per share	$2.54	$1.29	$1.26	$2.04	$2.27
Add: FDIC special assessment, net of tax	0.01	0.08	0.52	—	—
Less: Gain on converted Visa shares, net of tax	0.65	—	—	—	—
Add: Related contribution of Visa shares to BOKF Foundation, net of tax	0.12	—	—	—	—
Less: Loss on repositioning of available for sale securities, net of tax	—	(0.54)	(0.33)	—	(0.03)
Less: Gain on sale of BOKF Insurance, net of tax	—	—	0.37	—	—
Adjusted earnings per share	$2.02	$1.91	$1.74	$2.04	$2.30

	June 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	June 30, 2023
Calculation of efficiency ratio and efficiency ratio excluding adjustments:
Total other operating expense	$336,690	$340,384	$384,083	$324,313	$318,673
Less: Amortization of intangible assets	2,898	3,003	3,543	3,474	3,474
Numerator for efficiency ratio	$333,792	$337,381	$380,540	$320,839	$315,199
Less: FDIC special assessment	1,190	6,454	43,773	—	—
Less: Expenses related to sale of BOKF Insurance	—	—	3,436	—	—
Less: Related contribution of converted Visa shares to BOKF Foundation	10,000	—	—	—	—
Adjusted numerator for efficiency ratio	$322,602	$330,927	$333,331	$320,839	$315,199

Net interest income	$296,021	$293,572	$296,675	$300,896	$322,261
Tax-equivalent adjustment	2,196	2,100	2,112	2,214	2,200
Tax-equivalent net interest income	298,217	295,672	298,787	303,110	324,461
Total other operating revenue	259,704	161,701	204,883	198,152	209,049
Less: Gain (loss) on available for sale securities, net	34	(45,171)	(27,626)	—	(3,010)
Denominator for efficiency ratio	$557,887	$502,544	$531,296	$501,262	$536,520
Less: Gain on sale of BOKF Insurance	—	—	31,007	—	—
Less: Gain on converted Visa shares	53,817	—	—	—	—
Adjusted denominator for efficiency ratio	$504,070	$502,544	$500,289	$501,262	$536,520

Efficiency ratio	59.83%	67.13%	71.62%	64.01%	58.75%
Efficiency ratio excluding adjustments	64.00%	65.85%	66.63%	64.01%	58.75%

Information on net interest income and net interest margin excluding trading activities:
Net interest income	$296,021	$293,572	$296,675	$300,896	$322,261
Less: Trading activities net interest income	(275)	(498)	(3,305)	(7,343)	(3,461)
Net interest income excluding trading activities	$296,296	$294,070	$299,980	$308,239	$325,722
Tax-equivalent adjustment	2,196	2,100	2,112	2,214	2,200
Tax-equivalent net interest income excluding trading activities	$298,492	$296,170	$302,092	$310,453	$327,922

Average interest-earning assets	$46,019,346	$44,846,886	$44,327,237	$44,012,300	$42,731,533
Less: Average trading activities interest-earning assets	5,922,891	5,371,209	5,448,403	5,444,587	4,274,803
Average interest-earning assets excluding trading activities	$40,096,455	$39,475,677	$38,878,834	$38,567,713	$38,456,730

Net interest margin on average interest-earning assets	2.56%	2.61%	2.64%	2.69%	3.00%
Net interest margin on average trading activities interest-earning assets	(0.05)%	(0.07)%	(0.20)%	(0.49)%	(0.34)%
Net interest margin on average interest-earning assets excluding trading activities	2.94%	2.97%	3.03%	3.14%	3.36%

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

Net interest income and net interest margin excluding trading activities remove the effect of trading activities on these metrics allowing management and investors to assess the performance of the Company's core lending and deposit activities without the associated volatility from trading activities.
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

The Asset/Liability Committee is responsible for managing market risk in accordance with policy limits established by the Board of Directors. The Committee monitors projected variation in net interest income, net income and economic value of equity due to specified changes in interest rates. These limits also set maximum levels for short-term borrowings, short-term assets, public funds and brokered deposits and establish minimum levels for unpledged assets, among other things. Further, the Board has approved market risk limits for fixed income trading, mortgage pipeline and mortgage servicing assets inclusive of economic hedge benefits. Exposure is measured daily and compliance is reviewed monthly. Deviations from the Board approved limits, which periodically occur throughout the reporting period, may require management to develop and execute plans to reduce exposure. These plans are subject to escalation to and approval by the Board.

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

Interest Rate Risk – Other than Trading

As previously noted in the Net Interest Income section of this report, management has implemented strategies to manage the Company's balance sheet exposure to changes in interest rates over a twelve-month period within established policy limits. The effectiveness of these strategies in managing the overall interest rate risk is evaluated through the use of an asset/liability model. BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest income. A simulation model is used to estimate the effect of changes in interest rates on our performance across multiple interest rate scenarios. Our current internal policy limit for net interest income variation due to a 200 basis point parallel change in market interest rates over twelve months is a maximum decline of 6.5%. Management also reviews alternative rate changes and time periods.

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

The interest rate sensitivity in Table 24 indicates management's estimation of the impact of rate changes on net interest income. Should deposit costs be 10% more sensitive to changes in rates, the variation in net interest income over the next twelve months would be 0.94% or $11.6 million for the 100 basis point decrease scenario. Alternatively, should deposit funding costs be 10% less sensitive to changes in rates, the variation in net interest income over the next twelve months would be (0.27)%, or ($3.3 million) for the 100 basis point decrease scenario. Additionally, in a flattening yield curve scenario where long-term rates increase by 100 basis points and short-term rates increase by 200 basis points, net interest income would decrease approximately 5.99%, or $73.7 million.

Table 24 – Interest Rate Sensitivity
(Dollars in thousands)

	June 30, 2024				Mar. 31, 2024
	200 bp Increase	100 bp Increase	100 bp Decrease	200 bp Decrease	200 bp Increase	100 bp Increase	100 bp Decrease	200 bp Decrease
Anticipated impact over the next twelve months on net interest income	$(39,800)	$(9,500)	$3,000	$12,300	$(29,900)	$(4,600)	$(2,500)	$900
	(3.21)%	(0.76)%	0.24%	0.99%	(2.31)%	(0.35)%	(0.20)%	0.07%
Anticipated impact over months twelve through twenty-four	$(23,000)	$11,100	$(26,400)	$(39,900)	$(3,400)	$20,800	$(38,600)	$(62,500)
	(1.70)%	0.82%	(1.95)%	(2.95)%	(0.24)%	1.46%	(2.70)%	(4.37)%

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

Table 25 – MSR Asset and Hedge Sensitivity Analysis
(In thousands)

	June 30, 2024		Mar. 31, 2024
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
MSR Asset	$8,731	$(10,254)	$8,840	$(10,181)
MSR Hedge	(8,840)	9,007	(9,131)	9,295
Net Exposure	$(109)	$(1,247)	$(291)	$(886)
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

Table 26 – Mortgage Pipeline Sensitivity Analysis
(In thousands)

	Three Months Ended				Six Months Ended June 30,
	June 30, 2024		Mar. 31, 2024		2024		2023
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(64)	$(57)	$(36)	$(19)	$(50)	$(38)	$(87)	$(37)
Low[2]	23	32	93	126	93	126	—	61
High[3]	(173)	(108)	(240)	(151)	(240)	(151)	(186)	(168)
Period End	(138)	(65)	(154)	52	(138)	(65)	(88)	(99)
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

The trading portfolio's VaR and SVaR profiles are influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. Table 27 below summarizes certain VaR and SVaR based measures for the three months ended June 30, 2024, March 31, 2024, June 30, 2023 and March 31, 2023.

Table 27 – VaR and SVaR Measures
(In thousands)

	Three Months Ended
	June 30, 2024		Mar. 31, 2024		June 30, 2023		Mar. 31, 2023
	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR
Average[1]	$3,711	$6,232	$5,053	$6,388	$4,429	$7,239	$4,059	$7,461
Low	1,776	3,763	2,634	4,190	3,046	4,171	1,944	3,156
High	6,862	9,751	8,149	8,268	7,913	14,861	8,487	15,571
Period End	2,200	6,795	4,677	4,931	5,863	5,863	4,036	8,907
1    Average represents the simple average of each daily value observed during the reporting period.

The Company monitors the accuracy of internal VaR models and modeling processes by back-testing model performance. The Company updates historical data used by the VaR model on a regular basis, and model validators independent of business lines perform regular validations to access model input, processing and reporting components. These models are required to be independently validated and approved prior to implementation.

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

Table 28 – Trading Sensitivity Analysis
(In thousands)

	Three Months Ended				Six Months Ended June 30,
	June 30, 2024		Mar. 31, 2024		2024		2023
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(3,287)	$5,130	$(3,745)	$5,197	$(3,516)	$5,163	$49	$477
Low[2]	3,920	8,936	1,684	8,685	3,920	8,936	4,513	6,202
High[3]	(6,602)	(1,827)	(6,898)	(59)	(6,898)	(1,827)	(4,758)	(4,538)
Period End	(1,608)	3,479	(5,454)	7,069	(1,608)	3,479	(3,693)	4,886
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

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
Interest revenue	2024	2023	2024	2023
Loans	$447,114	$399,182	$885,791	$767,052
Residential mortgage loans held for sale	1,348	1,092	2,271	2,071
Trading securities	74,801	47,821	143,038	81,830
Investment securities	7,564	8,586	15,393	17,514
Available for sale securities	123,828	94,589	237,316	183,325
Fair value option securities	194	3,116	389	7,009
Restricted equity securities	9,192	6,429	18,050	12,237
Interest-bearing cash and cash equivalents	7,776	9,552	14,781	16,058
Total interest revenue	671,817	570,367	1,317,029	1,087,096
Interest expense
Deposits	254,753	136,666	496,877	231,940
Borrowed funds	118,737	109,221	225,941	176,259
Subordinated debentures	2,306	2,219	4,618	4,288
Total interest expense	375,796	248,106	727,436	412,487
Net interest income	296,021	322,261	589,593	674,609
Provision for credit losses	8,000	17,000	16,000	33,000
Net interest income after provision for credit losses	288,021	305,261	573,593	641,609
Other operating revenue
Brokerage and trading revenue	53,017	65,006	112,196	117,402
Transaction card revenue	27,246	26,003	52,739	51,624
Fiduciary and asset management revenue	57,576	52,997	112,881	103,654
Deposit service charges and fees	29,572	27,100	58,257	53,068
Mortgage banking revenue	18,628	15,141	37,595	29,508
Other revenue	13,988	14,250	26,923	31,220
Total fees and commissions	200,027	200,497	400,591	386,476
Other gains, net	57,375	12,618	61,644	14,869
Loss on derivatives, net	(1,091)	(8,159)	(9,724)	(9,503)
Loss on fair value option securities, net	(94)	(2,158)	(399)	(5,120)
Change in fair value of mortgage servicing rights	3,453	9,261	14,430	3,202
Gain (loss) on available for sale securities, net	34	(3,010)	(45,137)	(3,010)
Total other operating revenue	259,704	209,049	421,405	386,914
Other operating expense
Personnel	191,090	190,652	393,743	372,797
Business promotion	8,250	7,640	16,228	16,209
Charitable contributions to BOKF Foundation	13,610	1,142	13,610	1,142
Professional fees and services	13,331	12,777	25,341	25,825
Net occupancy and equipment	30,245	30,105	60,538	58,564
FDIC and other insurance	7,317	6,974	16,057	14,289
FDIC special assessment	1,190	—	7,644	—
Data processing and communications	46,131	45,307	91,695	90,109
Printing, postage and supplies	3,789	3,728	7,786	7,621
Amortization of intangible assets	2,898	3,474	5,901	6,865
Mortgage banking costs	8,532	8,300	14,887	14,082
Other expense	10,307	8,574	23,644	16,982
Total other operating expense	336,690	318,673	677,074	624,485
Net income before taxes	211,035	195,637	317,924	404,038
Federal and state income taxes	47,303	44,001	70,498	89,906
Net income	163,732	151,636	247,426	314,132
Net income attributable to non-controlling interests	19	328	10	456
Net income attributable to BOK Financial Corporation shareholders	$163,713	$151,308	$247,416	$313,676
Earnings per share:
Basic	$2.54	$2.27	$3.83	$4.70
Diluted	$2.54	$2.27	$3.83	$4.70
Average shares used in computation:
Basic	63,714,204	65,994,132	64,002,154	66,162,048
Diluted	63,714,204	65,994,132	64,002,154	66,162,048
Dividends declared per share	$0.55	$0.54	$1.10	$1.08
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$163,732	$151,636	$247,426	$314,132
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	(5,943)	(160,408)	(77,749)	(36,363)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	12,027	16,033	24,210	32,084
Loss (gain) on available for sale securities, net	(34)	3,010	45,137	3,010
Other comprehensive income (loss) before income taxes	6,050	(141,365)	(8,402)	(1,269)
Federal and state income taxes	1,424	(33,247)	(2,000)	(1,552)
Other comprehensive income (loss), net of income taxes	4,626	(108,118)	(6,402)	283
Comprehensive income	168,358	43,518	241,024	314,415
Comprehensive income attributable to non-controlling interests	19	328	10	456
Comprehensive income attributable to BOK Financial Corporation shareholders	$168,339	$43,190	$241,014	$313,959
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2024	Dec. 31, 2023
	(Unaudited)	(Footnote 1)
Assets
Cash and due from banks	$897,811	$947,613
Interest-bearing cash and cash equivalents	178,352	400,652
Trading securities	5,212,791	5,193,505
Investment securities, net of allowance (fair value: June 30, 2024 – $1,924,532; December 31, 2023 – $2,072,586)	2,128,881	2,244,153
Available for sale securities	12,793,784	12,286,681
Fair value option securities	19,050	20,671
Restricted equity securities	475,209	423,099
Residential mortgage loans held for sale	107,465	56,935
Loans	24,553,581	23,904,968
Allowance for loan losses	(287,826)	(277,123)
Loans, net of allowance	24,265,755	23,627,845
Premises and equipment, net	632,388	622,223
Receivables	334,019	317,922
Goodwill	1,044,749	1,044,749
Intangible assets, net	54,028	59,979
Mortgage servicing rights	333,246	293,884
Real estate and other repossessed assets, net of allowance (June 30, 2024 – $5,355; December 31, 2023 – $5,355)	2,334	2,875
Derivative contracts, net	225,076	410,304
Cash surrender value of bank-owned life insurance	412,278	409,548
Receivable on unsettled securities sales	14,673	391,910
Other assets	1,271,568	1,070,282
Total assets	$50,403,457	$49,824,830

Liabilities and Equity
Liabilities:
Non-interest bearing demand deposits	$8,840,178	$9,196,493
Interest-bearing deposits:
Transaction	23,107,042	20,964,101
Savings	830,489	847,085
Time	3,463,935	3,012,022
Total deposits	36,241,644	34,019,701
Funds purchased and repurchase agreements	813,758	1,122,748
Other borrowings	6,528,538	7,701,552
Subordinated debentures	131,156	131,150
Accrued interest, taxes and expense	305,839	338,996
Derivative contracts, net	287,509	587,473
Due on unsettled securities purchases	347,663	254,057
Other liabilities	515,380	523,734
Total liabilities	45,171,487	44,679,411
Shareholders' equity:
Common stock (0.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: June 30, 2024 – 76,822,776; December 31, 2023 – 76,593,292)	5	5
Capital surplus	1,416,807	1,406,745
Retained earnings	5,387,949	5,211,512
Treasury stock (shares at cost: June 30, 2024 – 12,694,952; December 31, 2023 – 11,626,115)	(970,129)	(876,720)
Accumulated other comprehensive income (loss)	(605,502)	(599,100)
Total shareholders' equity	5,229,130	5,142,442
Non-controlling interests	2,840	2,977
Total equity	5,231,970	5,145,419
Total liabilities and equity	$50,403,457	$49,824,830
See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited)
(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, March 31, 2024	76,793	$5	$1,411,293	$5,259,646	12,278	$(932,065)	$(610,128)	$5,128,751	$2,884	$5,131,635
Net income	—	—	—	163,713	—	—	—	163,713	19	163,732
Other comprehensive income	—	—	—	—	—	—	4,626	4,626	—	4,626
Repurchase of common stock	—	—	—	—	412	(37,626)	—	(37,626)	—	(37,626)
Share-based compensation plans:
Non-vested shares awarded, net	30	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	5	(438)	—	(438)	—	(438)
Share-based compensation	—	—	5,514	—	—	—	—	5,514	—	5,514
Cash dividends on common stock	—	—	—	(35,410)	—	—	—	(35,410)	—	(35,410)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(63)	(63)
Balance, June 30, 2024	76,823	$5	$1,416,807	$5,387,949	12,695	$(970,129)	$(605,502)	$5,229,130	$2,840	$5,231,970

Balance, December 31, 2023	76,593	$5	$1,406,745	$5,211,512	11,626	$(876,720)	$(599,100)	$5,142,442	$2,977	$5,145,419
Net income	—	—	—	247,416	—	—	—	247,416	10	247,426
Other comprehensive loss	—	—	—	—	—	—	(6,402)	(6,402)	—	(6,402)
Repurchase of common stock	—	—	—	—	1,029	(89,779)	—	(89,779)	—	(89,779)
Share-based compensation plans:
Non-vested shares awarded, net	230	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	40	(3,630)	—	(3,630)	—	(3,630)
Share-based compensation	—	—	10,062	—	—	—	—	10,062	—	10,062
Cash dividends on common stock	—	—	—	(70,979)	—	—	—	(70,979)	—	(70,979)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(147)	(147)
Balance, June 30, 2024	76,823	$5	$1,416,807	$5,387,949	12,695	$(970,129)	$(605,502)	$5,229,130	$2,840	$5,231,970

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, March 31, 2023	76,556	$5	$1,397,096	$4,950,176	9,955	$(743,937)	$(728,554)	$4,874,786	$3,241	$4,878,027
Net income	—	—	—	151,308	—	—	—	151,308	328	151,636
Other comprehensive loss	—	—	—	—	—	—	(108,118)	(108,118)	—	(108,118)
Repurchase of common stock	—	—	—	—	266	(22,590)	—	(22,590)	—	(22,590)
Share-based compensation plans:
Non-vested shares awarded, net	36	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	2	(194)	—	(194)	—	(194)
Share-based compensation	—	—	4,413	—	—	—	—	4,413	—	4,413
Cash dividends on common stock	—	—	—	(35,751)	—	—	—	(35,751)	—	(35,751)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(26)	(26)
Balance, June 30, 2023	76,592	$5	$1,401,509	$5,065,733	10,223	$(766,721)	$(836,672)	$4,863,854	$3,543	$4,867,397

Balance, December 31, 2022	76,423	$5	$1,390,395	$4,824,164	9,465	$(694,960)	$(836,955)	$4,682,649	$4,709	$4,687,358
Net income	—	—	—	313,676	—	—	—	313,676	456	314,132
Other comprehensive income	—	—	—	—	—	—	283	283	—	283
Repurchase of common stock	—	—	—	—	713	(67,066)	—	(67,066)	—	(67,066)
Share-based compensation plans:
Non-vested shares awarded, net	169	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	45	(4,695)	—	(4,695)	—	(4,695)
Share-based compensation	—	—	11,114	—	—	—	—	11,114	—	11,114
Cash dividends on common stock	—	—	—	(72,107)	—	—	—	(72,107)	—	(72,107)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(1,622)	(1,622)
Balance, June 30, 2023	76,592	$5	$1,401,509	$5,065,733	10,223	$(766,721)	$(836,672)	$4,863,854	$3,543	$4,867,397
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$247,426	$314,132
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	16,000	33,000
Change in fair value of mortgage servicing rights due to market assumption changes	(14,430)	(3,202)
Change in the fair value of mortgage servicing rights due to principal payments	13,459	13,829
Net unrealized (gains) losses from derivative contracts	(108,051)	(25,310)
Share-based compensation	10,062	11,114
Depreciation and amortization	52,076	56,583
Net amortization of discounts and premiums	(20,111)	(8,733)
Net losses (gains) on financial instruments and other losses (gains), net	(16,615)	(11,617)
Net loss (gain) on mortgage loans held for sale	(4,613)	2,153
Mortgage loans originated for sale	(379,214)	(353,409)
Proceeds from sale of mortgage loans held for sale	334,578	332,944
Capitalized mortgage servicing rights	(6,970)	(6,603)
Charitable contributions to BOKF Foundation	13,610	—
Change in trading and fair value option securities	(17,671)	(893,843)
Change in receivables	264,352	(82,491)
Change in other assets	69,808	44,365
Change in other liabilities	189,069	17,318
Net cash provided by (used in) operating activities	642,765	(559,770)
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	113,747	140,043
Proceeds from maturities or redemptions of available for sale securities	940,442	656,703
Purchases of investment securities	—	(2,504)
Purchases of available for sale securities	(2,244,168)	(1,266,764)
Proceeds from sales of available for sale securities	737,830	135,489
Change in amount receivable on unsettled available for sale securities transactions	95,997	(10,548)
Loans originated, net of principal collected	(651,931)	(678,700)
Net proceeds from derivative asset contracts	15,651	156,205
Net change in restricted equity securities	(52,110)	(30,435)
Proceeds from disposition of assets	12,600	29,136
Purchases of assets	(87,269)	(97,875)
Net cash provided by (used in) investing activities	(1,119,211)	(969,250)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	1,770,030	(2,430,397)
Net change in time deposits	451,913	1,244,535
Net change in other borrowed funds	(1,490,267)	2,208,867
Net payments on derivative liability contracts	(20,415)	(151,457)
Net change in derivative margin accounts	(188,326)	707,266
Change in amount due on unsettled available for sale securities transactions	(154,203)	139,688
Issuance of common and treasury stock, net	(3,630)	(4,695)
Repurchase of common stock	(89,779)	(67,066)
Dividends paid	(70,979)	(72,107)
Net cash provided by (used in) financing activities	204,344	1,574,634
Net increase (decrease) in cash and cash equivalents	(272,102)	45,614
Cash and cash equivalents at beginning of period	1,348,265	1,401,716
Cash and cash equivalents at end of period	$1,076,163	$1,447,330

Supplemental Cash Flow Information:
Cash paid for interest	$742,708	$401,187
Cash paid for taxes	$39,008	$123,821
Net loans and bank premises transferred to repossessed real estate and other assets	$77	$225
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	$8,263	$7,768
Conveyance of other real estate owned guaranteed by U.S. government agencies	$1,840	$2,569
Right-of-use assets obtained in exchange for operating lease liabilities	$18,236	$64,899
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

The unaudited consolidated financial statements include accounts of BOK Financial and its subsidiaries, principally BOKF, NA, BOK Financial Securities, Inc. and BOK Financial Private Wealth, Inc. Operating divisions of BOKF, NA include Bank of Albuquerque, Bank of Oklahoma, Bank of Texas, BOK Financial in Arizona, Arkansas, Colorado and Kansas/Missouri, BOK Financial Mortgage and the TransFund electronic funds network.

Certain reclassifications have been made to conform to the current period presentation.

The financial information should be read in conjunction with BOK Financial's 2023 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2023 have been derived from the audited financial statements included in BOK Financial's 2023 Form 10-K but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six-month periods ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities are as follows (in thousands):

	June 30, 2024		December 31, 2023
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government securities	$71,169	$33	$10,959	$28
Residential agency mortgage-backed securities	5,023,892	5,742	5,105,137	98,124
Municipal securities	56,780	152	37,413	323
Other trading securities	60,950	83	39,996	160
Total trading securities	$5,212,791	$6,010	$5,193,505	$98,635
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	June 30, 2024
	Amortized	Carrying	Fair	Gross Unrealized
	Cost	Value[1]	Value	Gain	Loss
Municipal securities	$107,188	$107,188	$109,700	$2,976	$(464)
Mortgage-backed securities:
Residential agency	2,129,826	1,990,626	1,786,096	91	(204,621)
Commercial agency	17,258	16,066	15,030	—	(1,036)
Other debt securities	15,288	15,288	13,706	—	(1,582)
Total investment securities	2,269,560	2,129,168	1,924,532	3,067	(207,703)
Allowance for credit losses	(287)	(287)	—	—	—
Investment securities, net of allowance	$2,269,273	$2,128,881	$1,924,532	$3,067	$(207,703)
1    Carrying value includes $140 million of net unrealized loss which remains in AOCI in the Consolidated Balance Sheets related to certain securities transferred during the second quarter of 2022 from the Available for Sale securities portfolio to the Investment securities portfolio.

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

The amortized cost and fair values of investment securities at June 30, 2024, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Carrying value	$18,247	$101,521	$18,761	$13	$138,542	3.10
Fair value	18,397	102,988	17,038	13	138,436
Residential mortgage-backed securities:
Carrying value					$1,990,626	2
Fair value					1,786,096
Total investment securities:
Carrying value					$2,129,168
Fair value					1,924,532
1Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.9 years based upon current prepayment assumptions.

Temporarily Impaired Investment Securities
(dollars in thousands):

	June 30, 2024
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	25	$16,795	$150	$7,679	$314	$24,474	$464
Mortgage-backed securities:
Residential agency	116	—	—	1,785,118	204,621	1,785,118	204,621
Commercial agency	2	—	—	15,030	1,036	15,030	1,036
Other debt securities	3	—	—	8,693	1,582	8,693	1,582
Total investment securities	146	$16,795	$150	$1,816,520	$207,553	$1,833,315	$207,703

	December 31, 2023
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	13	$1,931	$5	$6,600	$189	$8,531	$194
Mortgage-backed securities:
Residential agency	116	—	—	1,916,732	174,398	1,916,732	174,398
Commercial agency	2	—	—	15,067	847	15,067	847
Other debt securities	3	—	—	8,672	1,603	8,672	1,603
Total investment securities	134	$1,931	$5	$1,947,071	$177,037	$1,949,002	$177,042

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	June 30, 2024
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,000	$923	$—	$(77)
Municipal securities	301,294	278,043	—	(23,251)
Mortgage-backed securities:
Residential agency	8,401,476	8,108,567	12,321	(305,230)
Residential non-agency	870,162	828,049	10,441	(52,554)
Commercial agency	3,868,588	3,577,729	816	(291,675)
Other debt securities	500	473	—	(27)
Total available for sale securities	$13,443,020	$12,793,784	$23,578	$(672,814)

	December 31, 2023
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,000	$925	$—	$(75)
Municipal securities	544,707	502,833	1	(41,875)
Mortgage-backed securities:
Residential agency	7,066,645	6,834,720	36,983	(268,908)
Residential non-agency	833,535	799,877	12,865	(46,523)
Commercial agency	4,456,918	4,147,853	2,972	(312,037)
Other debt securities	500	473	—	(27)
Total available for sale securities	$12,903,305	$12,286,681	$52,821	$(669,445)

The amortized cost and fair values of available for sale securities at June 30, 2024, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$415,221	$2,459,948	$852,408	$443,805	$4,171,382	5.08
Fair value	411,548	2,242,456	780,072	423,092	3,857,168
Residential mortgage-backed securities:
Amortized cost					$9,271,637	2
Fair value					8,936,615
Total available for sale securities:
Amortized cost					$13,443,020
Fair value					12,793,784
1Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.3 years based upon current prepayment assumptions.

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Proceeds	$1,836	$135,489	$737,830	$135,489
Gross realized gains	222	703	455	703
Gross realized losses	(188)	(3,713)	(45,592)	(3,713)
Related federal and state income tax expense (benefit)	8	(708)	(10,616)	(708)

The fair value of debt securities pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was $12.6 billion at June 30, 2024 and $13.9 billion at December 31, 2023. The secured parties do not have the right to sell or repledge these securities.

Temporarily Impaired Available for Sale Securities
(Dollars in thousands)

	June 30, 2024
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	1	$—	$—	$923	$77	$923	$77
Municipal securities	130	11,009	58	257,764	23,193	268,773	23,251
Mortgage-backed securities:
Residential agency	793	3,033,904	24,223	3,650,900	281,007	6,684,804	305,230
Residential non-agency	41	166,281	1,108	515,977	51,446	682,258	52,554
Commercial agency	240	183,004	2,009	3,151,499	289,666	3,334,503	291,675
Other debt securities	1	—	—	473	27	473	27
Total available for sale securities	1,206	$3,394,198	$27,398	$7,577,536	$645,416	$10,971,734	$672,814

	December 31, 2023
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	1	$—	$—	$925	$75	$925	$75
Municipal securities	190	6,799	410	494,955	41,465	501,754	41,875
Mortgage-backed securities:
Residential agency	630	690,118	3,689	3,717,975	265,219	4,408,093	268,908
Residential non-agency	32	116,077	1,244	451,370	45,279	567,447	46,523
Commercial agency	269	392,828	2,626	3,421,757	309,411	3,814,585	312,037
Other debt securities	1	—	—	473	27	473	27
Total available for sale securities	1,123	$1,205,822	$7,969	$8,087,455	$661,476	$9,293,277	$669,445

Based on evaluations of impaired securities as of June 30, 2024, the Company does not intend to sell any impaired available for sale debt securities before fair value recovers to the current amortized cost, and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

Fair Value Option Securities

Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the Consolidated Balance Sheets. Changes in the fair value are recognized in earnings as they occur. Certain securities are held as an economic hedge of the mortgage servicing rights.

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	June 30, 2024		December 31, 2023
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Residential agency mortgage-backed securities	$19,050	$(1,805)	$20,671	$(1,406)

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

Customer Risk Management Programs

BOK Financial offers programs to permit its customers to manage various risks, including fluctuations in energy, interest rates, foreign exchange rates and other commodities with derivative contracts. Customers may also manage interest rate risk through interest rate swaps used by borrowers to modify interest rate terms of their loans. Derivative contracts are executed between the customers and BOK Financial. Offsetting contracts are executed between BOK Financial and other selected counterparties to minimize the risk of changes in commodity prices, interest rates or foreign exchange rates. The counterparty contracts are identical to customer contracts, except for a fixed pricing spread or fee paid to BOK Financial as profit and compensation for administrative costs and credit risk which is recognized over the life of the contracts and included in Other operating revenue – Brokerage and trading revenue in the Consolidated Statements of Earnings.

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

The following table summarizes the fair values of derivative contracts recorded as "derivative contracts" assets and liabilities in the balance sheet at June 30, 2024 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,964,667	$109,692	$(2,691)	$107,001	$(103,743)	$3,258
Energy contracts	7,472,357	631,285	(435,236)	196,049	(38,770)	157,279
Foreign exchange contracts	35,606	35,451	—	35,451	(22)	35,429
Equity option contracts	1,593	158	—	158	(50)	108
Total customer risk management programs	10,474,223	776,586	(437,927)	338,659	(142,585)	196,074
Trading	25,238,831	82,976	(59,454)	23,522	(1,520)	22,002
Internal risk management programs	456,976	7,284	(284)	7,000	—	7,000
Total derivative contracts	$36,170,030	$866,846	$(497,665)	$369,181	$(144,105)	$225,076

	Liabilities
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,964,667	$109,685	$(2,691)	$106,994	$—	$106,994
Energy contracts	7,851,998	619,809	(435,236)	184,573	(54,007)	130,566
Foreign exchange contracts	35,590	35,419	—	35,419	(34)	35,385
Equity option contracts	1,593	158	—	158	—	158
Total customer risk management programs	10,853,848	765,071	(437,927)	327,144	(54,041)	273,103
Trading	24,337,408	83,121	(59,454)	23,667	(10,545)	13,122
Internal risk management programs	79,617	1,568	(284)	1,284	—	1,284
Total derivative contracts	$35,270,873	$849,760	$(497,665)	$352,095	$(64,586)	$287,509
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following table summarizes the fair values of derivative contracts recorded as "derivative contracts" assets and liabilities in the balance sheet at December 31, 2023 (in thousands):

	Assets
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,754,476	$108,450	$(6,810)	$101,640	$(94,608)	$7,032
Energy contracts	7,846,190	836,425	(399,148)	437,277	(169,141)	268,136
Foreign exchange contracts	54,999	53,863	—	53,863	(872)	52,991
Equity option contracts	3,316	54	—	54	(44)	10
Total customer risk management programs	10,658,981	998,792	(405,958)	592,834	(264,665)	328,169
Trading	16,264,818	118,545	(37,111)	81,434	(6,996)	74,438
Internal risk management programs	425,014	7,697	—	7,697	—	7,697
Total derivative contracts	$27,348,813	$1,125,034	$(443,069)	$681,965	$(271,661)	$410,304

	Liabilities
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,754,476	$108,402	$(6,810)	$101,592	$—	$101,592
Energy contracts	8,254,004	831,467	(399,148)	432,319	(6,441)	425,878
Foreign exchange contracts	54,405	53,065	—	53,065	—	53,065
Equity option contracts	3,316	54	—	54	—	54
Total customer risk management programs	11,066,201	992,988	(405,958)	587,030	(6,441)	580,589
Trading	20,644,156	224,648	(37,111)	187,537	(181,917)	5,620
Internal risk management programs	2,244	1,264	—	1,264	—	1,264
Total derivative contracts	$31,712,601	$1,218,900	$(443,069)	$775,831	$(188,358)	$587,473
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended
	June 30, 2024		June 30, 2023
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts	$547	$—	$2,339	$—
Energy contracts	6,162	—	11,250	—
Foreign exchange contracts	56	—	53	—
Equity option contracts	—	—	—	—
Total customer risk management programs	6,765	—	13,642	—
Trading[1]	32,576	—	64,172	—
Internal risk management programs	—	(1,091)	—	(8,159)
Total derivative contracts	$39,341	$(1,091)	$77,814	$(8,159)
1    Represents changes in fair value of to-be-announced securities and other derivative instruments held to mitigate market risk of trading securities portfolio, which is offset by changes in fair value of trading securities also included in Brokerage and Trading Revenue in the Consolidated Statements of Earnings.

	Six Months Ended
	June 30, 2024		June 30, 2023
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts	3,007	—	4,109	—
Energy contracts	9,977	—	17,803	—
Foreign exchange contracts	106	—	84	—
Equity option contracts	—	—	—	—
Total customer risk management programs	13,090	—	21,996	—
Trading[1]	116,282	—	1,079	—
Internal risk management programs	—	(9,724)	—	(9,503)
Total derivative contracts	$129,372	$(9,724)	$23,075	$(9,503)
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

Portfolio segments of the loan portfolio are as follows (in thousands):

	June 30, 2024				December 31, 2023
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$3,604,024	$11,960,951	$58,434	$15,623,409	$3,558,563	$11,135,075	$110,131	$14,803,769
Commercial real estate	756,055	4,314,637	12,883	5,083,575	791,757	4,538,570	7,320	5,337,647
Loans to individuals	2,428,707	1,398,524	19,366	3,846,597	2,282,914	1,452,620	28,018	3,763,552
Total	$6,788,786	$17,674,112	$90,683	$24,553,581	$6,633,234	$17,126,265	$145,469	$23,904,968

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2024, outstanding commitments totaled $14.1 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management's credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At June 30, 2024, outstanding standby letters of credit totaled $737 million.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit is summarized as follows (in thousands):

	Three Months Ended
	June 30, 2024
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$146,267	$97,479	$37,877	$281,623
Provision for loan losses	10,441	(1,042)	3,749	13,148
Loans charged off	(6,391)	(205)	(1,344)	(7,940)
Recoveries of loans previously charged off	420	24	551	995
Ending balance	$150,737	$96,256	$40,833	$287,826

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$17,790	$27,865	$1,664	$47,319
Provision for off-balance sheet credit risk	(474)	(4,551)	42	(4,983)
Ending balance	$17,316	$23,314	$1,706	$42,336

	Six Months Ended
	June 30, 2024
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$141,232	$94,718	$41,173	$277,123
Provision for loan losses	18,752	2,953	1,403	23,108
Loans charged off	(10,631)	(1,455)	(2,914)	(15,000)
Recoveries of loans previously charged off	1,384	40	1,171	2,595
Ending balance	$150,737	$96,256	$40,833	$287,826

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$19,762	$27,439	$1,776	$48,977
Provision for off-balance sheet credit risk	(2,446)	(4,125)	(70)	(6,641)
Ending balance	$17,316	$23,314	$1,706	$42,336

	Three Months Ended
	June 30, 2023
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$139,898	$66,003	$43,559	$249,460
Provision for loan losses	5,420	14,300	237	19,957
Loans charged off	(2,797)	(4,000)	(1,252)	(8,049)
Recoveries of loans previously charged off	748	44	554	1,346
Ending balance	$143,269	$76,347	$43,098	$262,714

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$20,608	$40,211	$2,124	$62,943
Provision for off-balance sheet credit risk	(314)	(2,530)	(159)	(3,003)
Ending balance	$20,294	$37,681	$1,965	$59,940

	Six Months Ended
	June 30, 2023
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$131,586	$57,648	$46,470	$235,704
Provision for loan losses	11,750	24,726	(1,994)	34,482
Loans charged off	(2,809)	(6,208)	(2,699)	(11,716)
Recoveries of loans previously charged off	2,742	181	1,321	4,244
Ending balance	$143,269	$76,347	$43,098	$262,714

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$18,246	$40,490	$2,183	$60,919
Provision for off-balance sheet credit risk	2,048	(2,809)	(218)	(979)
Ending balance	$20,294	$37,681	$1,965	$59,940

An $8.0 million provision for credit losses was necessary for the second quarter of 2024, reflecting continued loan growth and a stable economic outlook.

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each measurement method at June 30, 2024 is as follows (in thousands):

	Collectively Measured for General Allowances		Individually Measured for Specific Allowances		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$15,564,975	$148,523	$58,434	$2,214	$15,623,409	$150,737
Commercial real estate	5,070,692	96,256	12,883	—	5,083,575	96,256
Loans to individuals	3,827,231	40,833	19,366	—	3,846,597	40,833
Total	$24,462,898	$285,612	$90,683	$2,214	$24,553,581	$287,826

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

The probability of default is lowest for pass graded loans and increases for Special Mention and Accruing Substandard.

Vintage represents the year of origination, except for revolving loans which are considered in aggregate. Loans that were once revolving but have converted to term loans without additional underwriting appear in a separate vintage column.

The following table summarizes the Company’s loan portfolio at June 30, 2024 by the risk grade categories and vintage (in thousands):

	Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Healthcare
Pass	$275,268	$625,281	$921,843	$565,653	$379,669	$992,889	$262,814	$12	$4,023,429
Special Mention	—	15,000	31,907	1,178	—	49,823	505	—	98,413
Accruing Substandard	—	—	110	18,287	58,103	10,896	975	—	88,371
Nonaccrual	—	1,375	237	—	—	19,233	—	—	20,845
Total healthcare	275,268	641,656	954,097	585,118	437,772	1,072,841	264,294	12	4,231,058
Loans charged off, year-to-date	—	—	—	—	—	6,840	—	—	6,840
Services
Pass	330,400	735,946	506,992	350,009	211,087	691,191	704,785	459	3,530,869
Special Mention	—	1,814	1,035	898	—	8,330	1,758	—	13,835
Accruing Substandard	—	—	17,437	147	1,607	8,929	436	719	29,275
Nonaccrual	—	—	—	1,361	363	—	1,441	—	3,165
Total services	330,400	737,760	525,464	352,415	213,057	708,450	708,420	1,178	3,577,144
Loans charged off, year-to-date	—	—	—	—	10	—	9	—	19
Energy
Pass	55,874	103,305	78,634	2,707	7,288	20,140	3,123,257	—	3,391,205
Special Mention	—	—	—	—	—	—	17,662	—	17,662
Accruing Substandard	—	—	—	—	—	—	13,950	—	13,950
Nonaccrual	—	—	—	—	—	80	28,588	—	28,668
Total energy	55,874	103,305	78,634	2,707	7,288	20,220	3,183,457	—	3,451,485
Loans charged off, year-to-date	—	—	—	—	—	—	—	—	—
General business
Pass	543,566	741,365	376,769	191,698	128,816	346,596	1,918,875	1,733	4,249,418
Special Mention	2,488	15,760	5,201	11,765	535	1,764	9,307	—	46,820
Accruing Substandard	—	4,090	38,900	1,542	1,193	6,539	9,301	163	61,728
Nonaccrual	—	994	66	—	—	35	4,658	3	5,756
Total general business	546,054	762,209	420,936	205,005	130,544	354,934	1,942,141	1,899	4,363,722
Loans charged off, year-to-date	—	27	1,399	—	—	158	2,182	6	3,772
Total commercial	1,207,596	2,244,930	1,979,131	1,145,245	788,661	2,156,445	6,098,312	3,089	15,623,409
Commercial real estate:
Pass	39,377	449,401	2,084,982	919,126	343,462	1,025,082	136,787	—	4,998,217
Special Mention	—	403	14,907	32,131	—	16,949	—	—	64,390
Accruing Substandard	—	—	—	—	—	8,085	—	—	8,085
Nonaccrual	—	2,885	—	—	—	9,998	—	—	12,883
Total commercial real estate	39,377	452,689	2,099,889	951,257	343,462	1,060,114	136,787	—	5,083,575
Loans charged off, year-to-date	—	—	—	—	—	1,455	—	—	1,455

	Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Loans to individuals:
Residential mortgage
Pass	249,631	377,061	308,510	330,796	332,439	267,548	378,185	21,123	2,265,293
Special Mention	—	42	193	176	—	155	1,575	—	2,141
Accruing Substandard	—	49	—	3	—	—	1,113	—	1,165
Nonaccrual	—	107	433	434	510	8,218	2,377	548	12,627
Total residential mortgage	249,631	377,259	309,136	331,409	332,949	275,921	383,250	21,671	2,281,226
Loans charged off, year-to-date	—	—	—	—	—	5	9	—	14
Residential mortgage guaranteed by U.S. government agencies
Pass	—	893	3,466	2,727	3,982	114,140	—	—	125,208
Nonaccrual	—	—	—	—	280	6,337	—	—	6,617
Total residential mortgage guaranteed by U.S. government agencies	—	893	3,466	2,727	4,262	120,477	—	—	131,825
Personal
Pass	148,880	180,029	187,435	133,383	110,809	171,280	499,184	92	1,431,092
Special Mention	—	28	35	65	15	2	1	—	146
Accruing Substandard	—	30	12	3	7	144	1,990	—	2,186
Nonaccrual	—	26	44	11	9	8	24	—	122
Total personal	148,880	180,113	187,526	133,462	110,840	171,434	501,199	92	1,433,546
Loans charged off, year-to-date[1]	2,732	51	45	26	—	—	26	20	2,900
Total loans to individuals	398,511	558,265	500,128	467,598	448,051	567,832	884,449	21,763	3,846,597
Total loans	$1,645,484	$3,255,884	$4,579,148	$2,564,100	$1,580,174	$3,784,391	$7,119,548	$24,852	$24,553,581
1    Includes charge-offs on deposit overdrafts, which are generally charged off at 60 days past due.

The following table summarizes the Company's loan portfolio at December 31, 2023 by the risk grade categories and vintage (in thousands):

	Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Healthcare
Pass	650,768	895,602	590,736	409,001	331,897	809,858	281,378	15	3,969,255
Special Mention	—	—	—	21,791	—	31,235	5	—	53,031
Accruing Substandard	—	2,128	18,508	6,911	—	10,896	975	—	39,418
Nonaccrual	—	—	—	30,290	23,129	28,110	—	—	81,529
Total healthcare	650,768	897,730	609,244	467,993	355,026	880,099	282,358	15	4,143,233
Loans charged off, year-to-date	—	—	—	—	2,500	—	—	—	2,500
Services
Pass	900,090	526,776	401,872	228,818	106,112	643,477	730,729	595	3,538,469
Special Mention	—	1,085	1,520	1,341	534	4,522	81	—	9,083
Accruing Substandard	—	13,712	178	326	3,972	3,746	3,108	13	25,055
Nonaccrual	—	—	1,635	338	—	—	1,643	—	3,616
Total services	900,090	541,573	405,205	230,823	110,618	651,745	735,561	608	3,576,223
Loans charged off, year-to-date	—	—	3,060	—	—	—	2,642	—	5,702
Energy
Pass	$190,122	$100,006	$43,769	$7,876	$9,562	$11,583	$3,025,590	$—	$3,388,508
Special Mention	—	—	—	—	—	—	13,950	—	13,950
Accruing Substandard	—	—	—	—	—	—	16,800	—	16,800
Nonaccrual	—	—	—	—	—	99	17,744	—	17,843
Total energy	190,122	100,006	43,769	7,876	9,562	11,682	3,074,084	—	3,437,101
General business
Pass	942,468	436,832	224,735	138,951	101,100	287,744	1,389,128	2,164	3,523,122
Special Mention	10,264	16,167	8,420	1,253	321	8,295	897	—	45,617
Accruing Substandard	4,401	33,194	1,716	27	—	—	31,992	—	71,330
Nonaccrual	—	1,134	—	—	—	48	5,956	5	7,143
Total general business	957,133	487,327	234,871	140,231	101,421	296,087	1,427,973	2,169	3,647,212
Loans charged off, year-to-date	—	—	4,598	2	—	48	10	38	4,696
Total commercial	2,698,113	2,026,636	1,293,089	846,923	576,627	1,839,613	5,519,976	2,792	14,803,769

Commercial real estate:
Pass	396,891	1,941,913	1,194,759	416,647	513,555	705,092	136,095	—	5,304,952
Special Mention	—	476	—	—	—	19,171	—	—	19,647
Accruing Substandard	2,992	—	3	—	—	2,733	—	—	5,728
Nonaccrual	—	—	—	—	7,170	150	—	—	7,320
Total commercial real estate	399,883	1,942,389	1,194,762	416,647	520,725	727,146	136,095	—	5,337,647
Loans charged off, year-to-date	—	—	—	—	—	8,446	—	—	8,446

	Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Loans to individuals:
Residential mortgage
Pass	426,089	320,733	342,927	349,742	54,801	243,356	375,739	23,895	2,137,282
Special Mention	157	140	131	1,361	18	134	2,982	93	5,016
Accruing Substandard	—	150	—	—	37	49	50	—	286
Nonaccrual	79	1,419	237	544	344	12,381	2,387	665	18,056
Total residential mortgage	426,325	322,442	343,295	351,647	55,200	255,920	381,158	24,653	2,160,640
Loans charged off, year-to-date	—	—	51	4	—	17	—	1	73
Residential mortgage guaranteed by U.S. government agencies
Pass	633	1,788	2,220	4,297	6,441	124,719	—	—	140,098
Nonaccrual	—	—	—	280	375	9,054	—	—	9,709
Total residential mortgage guaranteed by U.S. government agencies	633	1,788	2,220	4,577	6,816	133,773	—	—	149,807
Personal
Pass	218,401	229,580	149,291	136,215	75,348	137,629	503,841	145	1,450,450
Special Mention	66	39	106	30	8	—	1,918	3	2,170
Accruing Substandard	—	64	12	9	144	—	3	—	232
Nonaccrual	4	51	9	16	3	12	158	—	253
Total personal	218,471	229,734	149,418	136,270	75,503	137,641	505,920	148	1,453,105
Loans charged off, year-to-date[1]	5,636	82	96	43	—	10	6	26	5,899
Total loans to individuals	645,429	553,964	494,933	492,494	137,519	527,334	887,078	24,801	3,763,552
Total loans	$3,743,425	$4,522,989	$2,982,784	$1,756,064	$1,234,871	$3,094,093	$6,543,149	$27,593	$23,904,968
1    Includes charge-offs on deposit overdrafts, which are generally charged off at 60 days past due.

Nonaccruing Loans

A summary of nonaccruing loans at June 30, 2024 follows (in thousands):

	As of June 30, 2024
	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Healthcare	$20,845	$10,930	$9,915	$1,700
Services	3,165	1,521	1,644	441
Energy	28,668	28,668	—	—
General business	5,756	5,618	138	73
Total commercial	58,434	46,737	11,697	2,214

Commercial real estate	12,883	12,883	—	—

Loans to individuals:
Residential mortgage	12,627	12,627	—	—
Residential mortgage guaranteed by U.S. government agencies	6,617	6,617	—	—
Personal	122	122	—	—
Total loans to individuals	19,366	19,366	—	—

Total	$90,683	$78,986	$11,697	$2,214

A summary of nonaccruing loans at December 31, 2023 follows (in thousands):

	As of December 31, 2023
	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Healthcare	$81,529	$40,372	$41,157	$1,478
Services	3,616	1,684	1,932	1,214
Energy	17,843	17,843	—	—
General business	7,143	7,143	—	—
Total commercial	110,131	67,042	43,089	2,692

Commercial real estate	7,320	7,320	—	—

Loans to individuals:
Residential mortgage	18,056	18,056	—	—
Residential mortgage guaranteed by U.S. government agencies	9,709	9,709	—	—
Personal	253	253	—	—
Total loans to individuals	28,018	28,018	—	—

Total	$145,469	$102,380	$43,089	$2,692

Loan Modifications to Borrowers Experiencing Financial Difficulty

For the six months ended June 30, 2024, the Company had $114 million of loan modifications to borrowers experiencing financial difficulty, including $90 million of healthcare loans and $14 million of energy loans. Modifications generally consist of interest rate reductions, an other than insignificant payment delay, term extension or a combination. Approximately $110 million of the modifications are term extensions of commercial loans, and $4.1 million are combination modifications to residential mortgage loans guaranteed by U.S. government agencies. During the six months ended June 30, 2024, $1.1 million of residential mortgage loans guaranteed by U.S. government agencies that were modified in the previous twelve months defaulted. A payment default is defined as being 30 or more days past due after modification.

For the six months ended June 30, 2023, the Company had $58 million of loan modifications to borrowers experiencing financial difficulty, including $37 million of healthcare loans, $11 million of residential mortgage loans guaranteed by U.S. government agencies and $10 million of general business loans. Approximately $26 million and $11 million of the modifications are combination modifications to healthcare loans and residential mortgage loans guaranteed by U.S. government agencies, respectively. Approximately $20 million of the modifications are term extensions of healthcare and general business loans. During the six months ended June 30, 2023, $4.4 million of residential mortgage loans were modified and subsequently defaulted with $4.3 million of these defaulted loans being guaranteed by U.S. government agencies.

Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans, as modified for short-term payment deferral forbearance.

A summary of loans currently performing and past due as of June 30, 2024 is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Healthcare	$4,214,505	$1,375	$4,415	$10,763	$4,231,058	$—
Services	3,575,551	—	1,158	435	3,577,144	72
Energy	3,451,485	—	—	—	3,451,485	—
General business	4,354,147	1,044	163	8,368	4,363,722	2,794
Total commercial	15,595,688	2,419	5,736	19,566	15,623,409	2,866

Commercial real estate	5,073,416	—	3,021	7,138	5,083,575	—

Loans to individuals:
Residential mortgage	2,267,945	9,907	1,615	1,759	2,281,226	97
Residential mortgage guaranteed by U.S. government agencies	40,693	23,918	15,796	51,418	131,825	46,579
Personal	1,432,561	933	52	—	1,433,546	—
Total loans to individuals	3,741,199	34,758	17,463	53,177	3,846,597	46,676

Total	$24,410,303	$37,177	$26,220	$79,881	$24,553,581	$49,542

A summary of loans currently performing and past due as of December 31, 2023 is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Healthcare	$4,071,336	$18,019	$30,290	$23,588	$4,143,233	$—
Services	3,575,787	2	—	434	3,576,223	—
Energy	3,437,101	—	—	—	3,437,101	—
General business	3,639,775	412	1,157	5,868	3,647,212	—
Total commercial	14,723,999	18,433	31,447	29,890	14,803,769	—

Commercial real estate	5,327,481	2,992	—	7,174	5,337,647	3

Loans to individuals:
Residential mortgage	2,149,927	6,340	1,494	2,879	2,160,640	36
Residential mortgage guaranteed by U.S. government agencies	54,122	25,085	17,053	53,547	149,807	48,201
Personal	1,450,302	2,561	88	154	1,453,105	131
Total loans to individuals	3,654,351	33,986	18,635	56,580	3,763,552	48,368

Total	$23,705,831	$55,411	$50,082	$93,644	$23,904,968	$48,371

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	June 30, 2024		December 31, 2023
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$105,922	$105,706	$56,922	$56,457
Residential mortgage loan commitments	62,960	1,945	34,783	1,379
Forward sales contracts	127,010	(186)	75,448	(901)
		$107,465		$56,935

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of June 30, 2024 or December 31, 2023. No credit losses were recognized on residential mortgage loans held for sale for the six month period ended June 30, 2024 and 2023.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Production revenue:
Net realized gains (losses) on sale of mortgage loans	$2,338	$(296)	$4,364	$(2,027)
Net change in unrealized gain (loss) on mortgage loans held for sale	631	(496)	249	(126)
Net change in the fair value of mortgage loan commitments	(528)	(865)	566	775
Net change in the fair value of forward sales contracts	(72)	1,373	715	461
Total production revenue (loss)	2,369	(284)	5,894	(917)
Servicing revenue	16,259	15,425	31,701	30,425
Total mortgage banking revenue	$18,628	$15,141	$37,595	$29,508

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

The following represents a summary of mortgage servicing rights (dollars in thousands):

	June 30, 2024	December 31, 2023
Number of residential mortgage loans serviced for others	125,698	115,967
Outstanding principal balance of residential mortgage loans serviced for others	$22,188,347	$20,382,192
Weighted average interest rate	3.68%	3.64%
Remaining term (in months)	278	280
The following represents activity in capitalized mortgage servicing rights (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning Balance	$319,330	$299,803	$293,884	$277,608
Additions	4,454	4,103	6,970	6,603
Acquisitions	14,021	—	31,421	31,138
Change in fair value due to principal payments	(8,012)	(8,445)	(13,459)	(13,829)
Change in fair value due to market assumption changes	3,453	9,261	14,430	3,202
Ending Balance	$333,246	$304,722	$333,246	$304,722

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

Mortgage servicing rights are not traded in active markets. Fair value is determined by discounting the projected net cash flows. Significant market assumptions used to determine fair value based on significant unobservable inputs were as follows:

	June 30, 2024	December 31, 2023
Discount rate – risk-free rate plus a market premium	9.91%	9.72%
Prepayment rate – based upon loan interest rate, original term and loan type	6.75%	7.34%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$73 - $94	$69 - $94
Delinquent loans	$150 - $500	$150 - $500
Loans in foreclosure	$875 - $8,000	$875 - $8,000
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	4.38%	3.90%
Primary/secondary mortgage rate spread	115 bps	105 bps
Delinquency rate	2.48%	2.06%

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

On January 23, 2024, Visa, Inc. stockholders approved an exchange offer which provided holders of Class B-1 shares an option to convert up to 50% of its Class B-1 shares to Visa Class C shares and subsequently to freely transferable Visa Class A common shares subject to certain restrictions and holding period requirements (the "Exchange Offer"). The Exchange Offer opened on April 8, 2024 and expired on May 3, 2024. The Company tendered all of its 252,233 Class B-1 Visa shares under the Exchange Offer and received the equivalent of 200,212 shares of Visa common shares and 126,116 Visa B-2 shares in return. Conversion of the Class B-1 shares did not reduce our proportionate share of the covered litigation losses which may dilute our remaining Class B-2 shares if the escrow fund is not adequate to cover final litigation costs.

BOKF, NA is subject to litigation related to its role as Indenture Trustee for multiple municipal bonds to which Christopher Brogdon acted as borrower. The principal amount of the bonds remaining unpaid at this time is $33 million. Mr. Brogdon is obligated to pay the bonds in full by virtue of a Judgment in the USDC of New Jersey which allows the SEC to pursue collection to satisfy the Judgment, which the SEC continues to pursue. The remaining cases are (i) Robert Elliot & Marvin Loeb on behalf of a class of persons purchasing bonds in multiple municipal bond issuances v. BOKF, NA, USDC District of New Jersey, Case No. 2:16-cv-05218-KM-JBC (commenced 11/20/2015); and (ii) Burn Rose, LLC et al v. BOKF, NA d/b/a BOK, Tulsa County District Court Case, No. CJ-2016-03325 (commenced 9/22/2016). In the New Jersey Class Action and the Tulsa County Burn Rose action, the claimants allege that BOKF, NA was complicit in the fraud committed by Mr. Brogdon. BOKF, NA has multiple defenses to the claims, including the defense that it is exculpated by the terms of the various bond indentures. No action has been taken in the class action by the plaintiffs to establish the class and the amount of the damages, if any, cannot be reasonably estimated. Approximately $3 million is claimed as damages in the Burn Rose action. Management is advised that a loss on the claims in both the Class Action and the Burn Rose action is not probable.

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

At June 30, 2024, the Company has $412 million in interests in various alternative investments generally consisting of unconsolidated limited partnership interests in entities for which investment return is in the form of low income housing tax credits or other investments in merchant banking activities. These investments are recognized in Other assets on the Consolidated Balance Sheets. This investment balance also includes $107 million of unfunded commitments included in Other liabilities on the Consolidated Balance Sheets.

(7) Shareholders' Equity

On July 30, 2024, the Company declared a quarterly cash dividend of $0.55 per common share payable on or about August 30, 2024 to shareholders of record as of August 15, 2024.

Dividends declared were $0.55 and $1.10 per share during the three and six months ended June 30, 2024 and $0.54 and $1.08 per share during the three and six months ended June 30, 2023.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Investment Securities Transferred from AFS	Total
Balance, Dec. 31, 2022	$(664,618)	$(172,337)	(836,955)
Net change in unrealized gain (loss)	(36,363)	—	(36,363)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	—	32,084	32,084
Loss on available for sale securities, net	3,010	—	3,010
Other comprehensive income (loss), before income taxes	(33,353)	32,084	(1,269)
Federal and state income taxes	(8,839)	7,287	(1,552)
Other comprehensive income (loss), net of income taxes	(24,514)	24,797	283
Balance, June 30, 2023	$(689,132)	$(147,540)	$(836,672)

Balance, Dec. 31, 2023	$(473,212)	$(125,888)	$(599,100)
Net change in unrealized gain (loss)	(77,749)	—	(77,749)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	—	24,210	24,210
Loss on available for sale securities, net	45,137	—	45,137
Other comprehensive income (loss), before income taxes	(32,612)	24,210	(8,402)
Federal and state income taxes	(7,695)	5,695	(2,000)
Other comprehensive income (loss), net of income taxes	(24,917)	18,515	(6,402)
Balance, June 30, 2024	$(498,129)	$(107,373)	$(605,502)

(8) Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$163,713	$151,308	$247,416	$313,676
Less: Earnings allocated to participating securities	1,602	1,202	2,278	2,457
Numerator for basic earnings per share – income available to common shareholders	162,111	150,106	245,138	311,219
Effect of reallocating undistributed earnings of participating securities	—	—	—	—
Numerator for diluted earnings per share – income available to common shareholders	$162,111	$150,106	$245,138	$311,219

Denominator:
Weighted average shares outstanding	64,343,898	66,521,728	64,578,226	66,684,603
Less: Participating securities included in weighted average shares outstanding	629,694	527,596	576,072	522,555
Denominator for basic earnings per common share	63,714,204	65,994,132	64,002,154	66,162,048
Dilutive effect of employee stock compensation plans	—	—	—	—
Denominator for diluted earnings per common share	63,714,204	65,994,132	64,002,154	66,162,048

Basic earnings per share	$2.54	$2.27	$3.83	$4.70
Diluted earnings per share	$2.54	$2.27	$3.83	$4.70

(9) Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2024 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest income from external sources	$283,328	$6,192	$2,612	$3,889	$296,021
Net interest income (expense) from internal sources	(79,593)	58,972	26,889	(6,268)	—
Net interest income	203,735	65,164	29,501	(2,379)	296,021
Net loans charged off and provision for credit losses	6,134	1,247	—	619	8,000
Net interest income after provision for credit losses	197,601	63,917	29,501	(2,998)	288,021
Other operating revenue	54,536	36,252	113,208	55,708	259,704
Other operating expense	76,114	55,128	90,214	115,234	336,690
Net direct contribution	176,023	45,041	52,495	(62,524)	211,035
Gain (loss) on financial instruments, net	168	(3,577)	—	3,409	—
Change in fair value of mortgage servicing rights	—	3,453	—	(3,453)	—
Gain on repossessed assets, net	—	9	—	(9)	—
Corporate expense allocations	17,381	13,392	16,484	(47,257)	—
Net income before taxes	158,810	31,534	36,011	(15,320)	211,035
Federal and state income taxes	39,247	7,417	8,514	(7,875)	47,303
Net income	119,563	24,117	27,497	(7,445)	163,732
Net income attributable to non-controlling interests	—	—	—	19	19
Net income attributable to BOK Financial Corp. shareholders	$119,563	$24,117	$27,497	$(7,464)	$163,713

Average assets	$30,305,613	$9,630,470	$16,452,098	$(5,192,982)	$51,195,199

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2024 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest income from external sources	$566,084	$13,542	$9,611	$356	$589,593
Net interest income (expense) from internal sources	(158,354)	115,757	48,288	(5,691)	—
Net interest income	407,730	129,299	57,899	(5,335)	589,593
Net loans charged off and provision for credit losses	10,294	3,055	(15)	2,666	16,000
Net interest income after provision for credit losses	397,436	126,244	57,914	(8,001)	573,593
Other operating revenue	104,542	72,459	231,912	12,492	421,405
Other operating expense	146,209	108,575	189,502	232,788	677,074
Net direct contribution	355,769	90,128	100,324	(228,297)	317,924
Gain (loss) on financial instruments, net	335	(13,240)	—	12,905	—
Change in fair value of mortgage servicing rights	—	14,430	—	(14,430)	—
Gain on repossessed assets, net	—	116	—	(116)	—
Corporate expense allocations	35,778	27,564	31,263	(94,605)	—
Net income (loss) before taxes	320,326	63,870	69,061	(135,333)	317,924
Federal and state income taxes	78,966	15,022	16,336	(39,826)	70,498
Net income (loss)	241,360	48,848	52,725	(95,507)	247,426
Net income attributable to non-controlling interests	—	—	—	10	10
Net income attributable to BOK Financial Corp. shareholders	$241,360	$48,848	$52,725	$(95,517)	$247,416

Average assets	$30,056,215	$9,511,225	$16,105,713	$(5,061,768)	$50,611,385

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2023 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest income from external sources	$299,712	$17,828	$4,415	$306	$322,261
Net interest income (expense) from internal sources	(77,975)	50,260	29,426	(1,711)	—
Net interest income	221,737	68,088	33,841	(1,405)	322,261
Net loans charged off and provision for credit losses	6,000	1,129	(45)	9,916	17,000
Net interest income after provision for credit losses	215,737	66,959	33,886	(11,321)	305,261
Other operating revenue	68,828	32,277	123,043	(15,099)	209,049
Other operating expense	77,559	52,340	84,587	104,187	318,673
Net direct contribution	207,006	46,896	72,342	(130,607)	195,637
Gain (loss) on financial instruments, net	231	(10,257)	—	10,026	—
Change in fair value of mortgage servicing rights	—	9,261	—	(9,261)	—
Gain on repossessed assets, net	408	—	—	(408)	—
Corporate expense allocations	21,404	12,318	12,784	(46,506)	—
Net income before taxes	186,241	33,582	59,558	(83,744)	195,637
Federal and state income taxes	45,462	7,898	14,056	(23,415)	44,001
Net income	140,779	25,684	45,502	(60,329)	151,636
Net income attributable to non-controlling interests	—	—	—	328	328
Net income attributable to BOK Financial Corp. shareholders	$140,779	$25,684	$45,502	$(60,657)	$151,308

Average assets	$28,170,869	$9,597,723	$12,949,258	$(2,809,743)	$47,908,107

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2023 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest income from external sources	$587,970	$38,974	$25,355	$22,310	$674,609
Net interest income (expense) from internal sources	(139,134)	96,324	44,087	(1,277)	—
Net interest income	448,836	135,298	69,442	21,033	674,609
Net loans charged off and provision for credit losses	6,076	2,313	(69)	24,680	33,000
Net interest income after provision for credit losses	442,760	132,985	69,511	(3,647)	641,609
Other operating revenue	125,673	62,887	231,954	(33,600)	386,914
Other operating expense	150,693	102,538	166,342	204,912	624,485
Net direct contribution	417,740	93,334	135,123	(242,159)	404,038
Gain (loss) on financial instruments, net	173	(14,930)	—	14,757	—
Change in fair value of mortgage servicing rights	—	3,202	—	(3,202)	—
Gain on repossessed assets, net	1,267	14	—	(1,281)	—
Corporate expense allocations	39,122	23,940	25,310	(88,372)	—
Net income before taxes	380,058	57,680	109,813	(143,513)	404,038
Federal and state income taxes	92,610	13,566	25,927	(42,197)	89,906
Net income	287,448	44,114	83,886	(101,316)	314,132
Net income attributable to non-controlling interests	—	—	—	456	456
Net income attributable to BOK Financial Corp. shareholders	$287,448	$44,114	$83,886	$(101,772)	$313,676

Average assets	$28,166,923	$9,765,186	$12,309,730	$(3,291,232)	$46,950,607

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

Fees and commissions revenue by reportable segment and primary service line is as follows for the three months ended June 30, 2024 (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$27,695	$—	$27,695	$27,695	$—
Customer hedging revenue	3,408	—	3,047	310	6,765	6,765	—
Retail brokerage revenue	—	—	4,838	—	4,838	—	4,838
Investment banking revenue	4,106	—	9,613	—	13,719	3,942	9,777
Brokerage and trading revenue	7,514	—	45,193	310	53,017	38,402	14,615
TransFund EFT network revenue	21,883	776	(19)	—	22,640	—	22,640
Merchant services revenue	2,502	8	—	—	2,510	—	2,510
Corporate card revenue	1,868	—	161	67	2,096	—	2,096
Transaction card revenue	26,253	784	142	67	27,246	—	27,246
Personal trust revenue	—	—	26,770	—	26,770	—	26,770
Corporate trust revenue	—	—	8,646	—	8,646	—	8,646
Institutional trust & retirement plan services revenue	—	—	16,519	—	16,519	—	16,519
Investment management services and other revenue	—	—	5,641	—	5,641	—	5,641
Fiduciary and asset management revenue	—	—	57,576	—	57,576	—	57,576
Commercial account service charge revenue	15,395	552	603	—	16,550	—	16,550
Overdraft fee revenue	27	5,374	32	—	5,433	—	5,433
Check card revenue	—	6,049	—	—	6,049	—	6,049
Automated service charge and other deposit fee revenue	259	1,189	92	—	1,540	—	1,540
Deposit service charges and fees	15,681	13,164	727	—	29,572	—	29,572
Mortgage production revenue	—	2,369	—	—	2,369	2,369	—
Mortgage servicing revenue	—	16,964	—	(705)	16,259	16,259	—
Mortgage banking revenue	—	19,333	—	(705)	18,628	18,628	—
Other revenue	4,272	2,971	9,570	(2,825)	13,988	8,400	5,588
Total fees and commissions revenue	$53,720	$36,252	$113,208	$(3,153)	$200,027	$65,430	$134,597
1     Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.
2    In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the six months ended June 30, 2024 (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$65,152	$—	$65,152	$65,152	$—
Customer hedging revenue	7,151	—	5,067	872	13,090	13,090	—
Retail brokerage revenue	—	—	9,531	—	9,531	—	9,531
Investment banking revenue	7,925	—	16,498	—	24,423	7,036	17,387
Brokerage and trading revenue	15,076	—	96,248	872	112,196	85,278	26,918
TransFund EFT network revenue	42,349	1,602	(37)	—	43,914	—	43,914
Merchant services revenue	4,682	17	—	—	4,699	—	4,699
Corporate card revenue	3,606	—	340	180	4,126	—	4,126
Transaction card revenue	50,637	1,619	303	180	52,739	—	52,739
Personal trust revenue	—	—	51,115	—	51,115	—	51,115
Corporate trust revenue	—	—	17,906	—	17,906	—	17,906
Institutional trust & retirement plan services revenue	—	—	32,667	—	32,667	—	32,667
Investment management services and other revenue	—	—	11,193	—	11,193	—	11,193
Fiduciary and asset management revenue	—	—	112,881	—	112,881	—	112,881
Commercial account service charge revenue	30,295	1,083	1,149	—	32,527	—	32,527
Overdraft fee revenue	63	10,768	62	—	10,893	—	10,893
Check card revenue	—	11,719	—	—	11,719	—	11,719
Automated service charge and other deposit fee revenue	528	2,425	165	—	3,118	—	3,118
Deposit service charges and fees	30,886	25,995	1,376	—	58,257	—	58,257
Mortgage production revenue	—	5,894	—	—	5,894	5,894	—
Mortgage servicing revenue	—	33,079	—	(1,378)	31,701	31,701	—
Mortgage banking revenue	—	38,973	—	(1,378)	37,595	37,595	—
Other revenue	7,751	5,872	21,104	(7,804)	26,923	16,312	10,611
Total fees and commissions revenue	$104,350	$72,459	$231,912	$(8,130)	$400,591	$139,185	$261,406
1     Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.
2    In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the three months ended June 30, 2023 (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$36,921	$—	$36,921	$36,921	$—
Customer hedging revenue	12,839	—	(159)	962	13,642	13,642	—
Retail brokerage revenue	—	—	3,321	—	3,321	—	3,321
Insurance brokerage revenue	—	—	2,857	—	2,857	—	2,857
Investment banking revenue	3,514	—	4,751	—	8,265	3,452	4,813
Brokerage and trading revenue	16,353	—	47,691	962	65,006	54,015	10,991
TransFund EFT network revenue	20,483	907	(17)	2	21,375	—	21,375
Merchant services revenue	2,494	10	—	—	2,504	—	2,504
Corporate card revenue	1,834	—	184	106	2,124	—	2,124
Transaction card revenue	24,811	917	167	108	26,003	—	26,003
Personal trust revenue	—	—	25,315	—	25,315	—	25,315
Corporate trust revenue	—	—	7,201	—	7,201	—	7,201
Institutional trust & retirement plan services revenue	—	—	13,707	—	13,707	—	13,707
Investment management services and other revenue	—	—	6,775	(1)	6,774	—	6,774
Fiduciary and asset management revenue	—	—	52,998	(1)	52,997	—	52,997
Commercial account service charge revenue	13,364	530	488	(2)	14,380	—	14,380
Overdraft fee revenue	32	5,066	42	1	5,141	—	5,141
Check card revenue	—	5,976	—	(1)	5,975	—	5,975
Automated service charge and other deposit fee revenue	267	1,233	103	1	1,604	—	1,604
Deposit service charges and fees	13,663	12,805	633	(1)	27,100	—	27,100
Mortgage production revenue	—	(284)	—	—	(284)	(284)	—
Mortgage servicing revenue	—	15,993	—	(568)	15,425	15,425	—
Mortgage banking revenue	—	15,709	—	(568)	15,141	15,141	—
Other revenue	4,877	2,930	21,561	(15,118)	14,250	8,166	6,084
Total fees and commissions revenue	$59,704	$32,361	$123,050	$(14,618)	$200,497	$77,322	$123,175
1     Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.
2    In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the six months ended June 30, 2023 (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$64,519	$—	$64,519	$64,519	$—
Customer hedging revenue	19,326	—	(59)	2,729	21,996	21,996	—
Retail brokerage revenue	—	—	7,165	—	7,165	—	7,165
Insurance brokerage revenue	—	—	6,163	—	6,163	—	6,163
Investment banking revenue	7,212	—	10,347	—	17,559	7,050	10,509
Brokerage and trading revenue	26,538	—	88,135	2,729	117,402	93,565	23,837
TransFund EFT network revenue	40,982	1,815	(34)	4	42,767	—	42,767
Merchant services revenue	4,644	18	—	—	4,662	—	4,662
Corporate card revenue	3,619	—	361	215	4,195	—	4,195
Transaction card revenue	49,245	1,833	327	219	51,624	—	51,624
Personal trust revenue	—	—	48,842	—	48,842	—	48,842
Corporate trust revenue	—	—	14,861	—	14,861	—	14,861
Institutional trust & retirement plan services revenue	—	—	26,960	—	26,960	—	26,960
Investment management services and other revenue	—	—	13,013	(22)	12,991	—	12,991
Fiduciary and asset management revenue	—	—	103,676	(22)	103,654	—	103,654
Commercial account service charge revenue	26,235	1,029	965	(2)	28,227	—	28,227
Overdraft fee revenue	57	9,894	62	1	10,014	—	10,014
Check card revenue	—	11,614	—	—	11,614	—	11,614
Automated service charge and other deposit fee revenue	504	2,546	162	1	3,213	—	3,213
Deposit service charges and fees	26,796	25,083	1,189	—	53,068	—	53,068
Mortgage production revenue	—	(917)	—	—	(917)	(917)	—
Mortgage servicing revenue	—	31,551	—	(1,126)	30,425	30,425	—
Mortgage banking revenue	—	30,634	—	(1,126)	29,508	29,508	—
Other revenue	12,960	5,392	38,634	(25,766)	31,220	16,727	14,493
Total fees and commissions revenue	$115,539	$62,942	$231,961	$(23,966)	$386,476	$139,800	$246,676
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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the three and six months ended June 30, 2024 and 2023, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the three and six months ended June 30, 2024 and 2023 were immaterial.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at June 30, 2024 or December 31, 2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of June 30, 2024 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government securities	$71,169	$69,955	$1,214	$—
Residential agency mortgage-backed securities	5,023,892	—	5,023,892	—
Municipal securities	56,780	—	56,780	—
Other trading securities	60,950	—	60,950	—
Total trading securities	5,212,791	69,955	5,142,836	—
Available for sale securities:
U.S. Treasury	923	923	—	—
Municipal securities	278,043	—	278,043	—
Residential agency mortgage-backed securities	8,108,567	—	8,108,567	—
Residential non-agency mortgage-backed securities	828,049	—	828,049	—
Commercial agency mortgage-backed securities	3,577,729	—	3,577,729	—
Other debt securities	473	—	—	473
Total available for sale securities	12,793,784	923	12,792,388	473
Fair value option securities — Residential agency mortgage-backed securities	19,050	—	19,050	—
Residential mortgage loans held for sale[1]	107,465	—	100,364	7,101
Mortgage servicing rights[2]	333,246	—	—	333,246
Derivative contracts, net of cash collateral[3]	225,076	3,699	221,377	—
Liabilities:
Derivative contracts, net of cash collateral[3]	287,509	658	286,851	—
1Residential mortgage loans held for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards and are valued at 79.41% of the unpaid principal balance.
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

Derivatives

All derivative instruments are carried on the balance sheet at fair value. Fair values for exchange-traded contracts are based on quoted prices. Fair values for over-the-counter interest rate, commodity and foreign exchange contracts are based on valuations provided either by third-party dealers in the contracts, quotes provided by independent pricing services or a third-party provided pricing model that uses significant other observable market inputs.

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at June 30, 2024 for which the fair value was adjusted during the six months ended June 30, 2024 (in thousands):

				Fair Value Adjustments for the
	Carrying Value at June 30, 2024			Three Months Ended June 30, 2024 Recognized in:		Six Months Ended June 30, 2024 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Nonaccruing loans	$—	$65	$10,065	$6,349	$—	$10,033	$—

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at June 30, 2023 for which the fair value was adjusted during the six months ended June 30, 2023 (in thousands):

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of June 30, 2024 follows (dollars in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$10,065	Discounted cash flows	Management knowledge of industry and non-real estate collateral	4% - 90% (45%)[1]
1    Represents fair value as a percentage of the unpaid principal balance.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of June 30, 2023 follows (dollars in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$12,048	Discounted cash flows	Management knowledge of industry and non-real estate collateral	44% - 62% (58%)[1]
1    Represents fair value as a percentage of the unpaid principal balance.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or are measured at fair value on a non-recurring basis as of June 30, 2024 (in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$897,811	$897,811	$897,811	$—	$—
Interest-bearing cash and cash equivalents	178,352	178,352	178,352	—	—
Trading securities:
U.S. government securities	71,169	71,169	69,955	1,214	—
Residential agency mortgage-backed securities	5,023,892	5,023,892	—	5,023,892	—
Municipal securities	56,780	56,780	—	56,780	—
Other trading securities	60,950	60,950	—	60,950	—
Total trading securities	5,212,791	5,212,791	69,955	5,142,836	—
Investment securities:
Municipal securities	107,188	109,700	—	11,989	97,711
Residential agency mortgage-backed securities	1,990,626	1,786,096	—	1,786,096	—
Commercial agency mortgage-backed securities	16,066	15,030	—	15,030	—
Other debt securities	15,288	13,706	—	13,706	—
Total investment securities	2,129,168	1,924,532	—	1,826,821	97,711
Allowance for credit losses	(287)	—	—	—	—
Investment securities, net of allowance	2,128,881	1,924,532	—	1,826,821	97,711
Available for sale securities:
U.S. Treasury	923	923	923	—	—
Municipal securities	278,043	278,043	—	278,043	—
Residential agency mortgage-backed securities	8,108,567	8,108,567	—	8,108,567	—
Residential non-agency mortgage-backed securities	828,049	828,049	—	828,049	—
Commercial agency mortgage-backed securities	3,577,729	3,577,729	—	3,577,729	—
Other debt securities	473	473	—	—	473
Total available for sale securities	12,793,784	12,793,784	923	12,792,388	473
Fair value option securities — Residential agency mortgage-backed securities	19,050	19,050	—	19,050	—
Residential mortgage loans held for sale	107,465	107,465	—	100,364	7,101
Loans:
Commercial	15,623,409	15,594,663	—	—	15,594,663
Commercial real estate	5,083,575	4,988,792	—	—	4,988,792
Loans to individuals	3,846,597	3,712,068	—	—	3,712,068
Total loans	24,553,581	24,295,523	—	—	24,295,523
Allowance for loan losses	(287,826)	—	—	—	—
Loans, net of allowance	24,265,755	24,295,523	—	—	24,295,523
Mortgage servicing rights	333,246	333,246	—	—	333,246
Derivative instruments with positive fair value, net of cash collateral	225,076	225,076	3,699	221,377	—
Deposits with no stated maturity	32,777,709	32,777,709	—	32,777,709	—
Time deposits	3,463,935	3,439,777	—	—	3,439,777
Other borrowed funds	7,342,296	7,342,295	—	—	7,342,295
Subordinated debentures	131,156	119,428	—	119,428	—
Derivative instruments with negative fair value, net of cash collateral	287,509	287,509	658	286,851	—

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

(12) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on June 30, 2024 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Six-Month Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In thousands, except per share data)	Six Months Ended
	June 30, 2024			June 30, 2023
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$550,720	$14,781	5.40%	$662,788	$16,058	4.89%
Trading securities	5,647,050	143,156	5.09%	3,656,819	81,955	4.51%
Investment securities	2,180,560	15,443	1.42%	2,440,778	17,676	1.45%
Available for sale securities	12,646,923	237,509	3.59%	11,886,960	183,961	2.94%
Fair value option securities	19,625	389	3.63%	272,769	7,009	5.13%
Restricted equity securities	432,838	18,050	8.34%	334,431	12,237	7.32%
Residential mortgage loans held for sale	69,387	2,271	6.39%	69,385	2,071	5.82%
Loans	24,166,860	889,726	7.40%	22,683,791	770,614	6.85%
Allowance for loan losses	(280,847)			(245,938)
Loans, net of allowance	23,886,013	889,726	7.49%	22,437,853	770,614	6.92%
Total earning assets	45,433,116	1,321,325	5.77%	41,761,783	1,091,581	5.18%
Receivable on unsettled securities sales	239,367			170,570
Cash and other assets	4,938,902			5,018,254
Total assets	$50,611,385			$46,950,607
Liabilities and equity
Interest-bearing deposits:
Transaction	$22,635,232	$418,903	3.72%	$18,503,496	$207,208	2.26%
Savings	837,870	2,400	0.58%	942,575	738	0.16%
Time	3,357,258	75,574	4.53%	1,778,532	23,994	2.72%
Total interest-bearing deposits	26,830,360	496,877	3.72%	21,224,603	231,940	2.20%
Funds purchased and repurchase agreements	1,548,183	32,208	4.18%	2,720,397	56,355	4.18%
Other borrowings	6,997,931	193,733	5.57%	4,895,893	119,904	4.94%
Subordinated debentures	131,155	4,618	7.08%	131,159	4,288	6.59%
Total interest-bearing liabilities	35,507,629	727,436	4.12%	28,972,052	412,487	2.87%
Non-interest bearing demand deposits	8,509,197			11,698,414
Due on unsettled securities purchases	425,568			376,876
Other liabilities	1,016,686			1,010,011
Total equity	5,152,305			4,893,254
Total liabilities and equity	$50,611,385			$46,950,607
Tax-equivalent net interest income		$593,889	1.65%		$679,094	2.31%
Tax-equivalent net interest income to earning assets			2.59%			3.22%
Less tax-equivalent adjustment		4,296			4,485
Net interest income		589,593			674,609
Provision for credit losses		16,000			33,000
Other operating revenue		421,405			386,914
Other operating expense		677,074			624,485
Income before taxes		317,924			404,038
Federal and state income taxes		70,498			89,906
Net income		247,426			314,132
Net income attributable to non-controlling interests		10			456
Net income attributable to BOK Financial Corporation shareholders		$247,416			$313,676
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$3.83			$4.70
Diluted		$3.83			$4.70
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

Quarterly Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In thousands, except per share data)	Three Months Ended
	June 30, 2024			March 31, 2024
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$533,760	$7,776	5.86%	$567,680	$7,005	4.96%
Trading securities	5,922,891	74,856	5.06%	5,371,209	68,300	5.12%
Investment securities, net of allowance	2,151,079	7,589	1.41%	2,210,040	7,854	1.42%
Available for sale securities	12,755,865	123,916	3.71%	12,537,981	113,593	3.48%
Fair value option securities	19,170	194	3.68%	20,080	195	3.59%
Restricted equity securities	453,303	9,192	8.11%	412,376	8,858	8.59%
Residential mortgage loans held for sale	81,371	1,348	6.50%	57,402	923	6.25%
Loans	24,385,153	449,142	7.41%	23,948,567	440,584	7.40%
Allowance for loan losses	(283,246)			(278,449)
Loans, net of allowance	24,101,907	449,142	7.49%	23,670,118	440,584	7.48%
Total earning assets	46,019,346	674,013	5.80%	44,846,886	647,312	5.73%
Receivable on unsettled securities sales	171,344			307,389
Cash and other assets	5,004,509			4,873,297
Total assets	$51,195,199			$50,027,572
Liabilities and equity
Interest-bearing deposits:
Transaction	$23,006,204	$215,122	3.76%	$22,264,259	$203,781	3.68%
Savings	832,704	1,196	0.58%	843,037	1,204	0.57%
Time	3,427,336	38,435	4.51%	3,287,179	37,139	4.54%
Total interest-bearing deposits	27,266,244	254,753	3.76%	26,394,475	242,124	3.69%
Funds purchased and repurchase agreements	1,838,323	19,544	4.28%	1,258,044	12,664	4.05%
Other borrowings	7,151,228	99,193	5.58%	6,844,633	94,540	5.56%
Subordinated debentures	131,156	2,306	7.07%	131,154	2,312	7.09%
Total interest-bearing liabilities	36,386,951	375,796	4.15%	34,628,306	351,640	4.08%
Non-interest bearing demand deposits	8,386,979			8,631,416
Due on unsettled securities purchases	351,199			499,936
Other liabilities	920,427			1,112,947
Total equity	5,149,643			5,154,967
Total liabilities and equity	$51,195,199			$50,027,572
Tax-equivalent net interest income		$298,217	1.65%		$295,672	1.65%
Tax-equivalent net interest income to earning assets			2.56%			2.61%
Less tax-equivalent adjustment		2,196			2,100
Net interest income		296,021			293,572
Provision for credit losses		8,000			8,000
Other operating revenue		259,704			161,701
Other operating expense		336,690			340,384
Income before taxes		211,035			106,889
Federal and state income taxes		47,303			23,195
Net income		163,732			83,694
Net income (loss) attributable to non-controlling interests		19			(9)
Net income attributable to BOK Financial Corporation shareholders		$163,713			$83,703
Earnings Per Average Common Share Equivalent:
Basic		$2.54			$1.29
Diluted		$2.54			$1.29
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

(In thousands, except per share data)	Three Months Ended
	December 31, 2023			September 30, 2023
	Average Balance	Revenue /Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate
Assets
Interest-bearing cash and cash equivalents	$605,839	$8,096	5.30%	$598,734	$8,199	5.43%
Trading securities	5,448,403	69,013	5.05%	5,444,587	65,301	4.76%
Investment securities, net of allowance	2,264,194	8,058	1.42%	2,331,595	8,309	1.43%
Available for sale securities	12,063,398	105,556	3.27%	11,925,800	99,238	3.11%
Fair value option securities	20,086	199	3.57%	41,741	552	4.61%
Restricted equity securities	432,780	8,670	8.01%	445,532	8,776	7.88%
Residential mortgage loans held for sale	61,146	1,036	6.59%	77,208	1,234	6.27%
Loans	23,705,108	439,808	7.36%	23,414,308	427,649	7.25%
Allowance for loan losses	(273,717)			(267,205)
Loans, net of allowance	23,431,391	439,808	7.45%	23,147,103	427,649	7.33%
Total earning assets	44,327,237	640,436	5.64%	44,012,300	619,258	5.49%
Receivable on unsettled securities sales	276,856			268,344
Cash and other assets	5,109,577			5,038,908
Total assets	$49,713,670			$49,319,552
Liabilities and equity
Interest-bearing deposits:
Transaction	$20,449,370	$177,475	3.44%	$19,415,599	$155,385	3.18%
Savings	845,705	1,132	0.53%	874,530	1,043	0.47%
Time	3,002,252	31,242	4.13%	2,839,947	28,380	3.96%
Total interest-bearing deposits	24,297,327	209,849	3.43%	23,130,076	184,808	3.17%
Funds purchased and repurchase agreements	2,476,973	29,915	4.79%	2,699,027	32,748	4.81%
Other borrowings	7,120,963	99,542	5.55%	6,968,309	96,271	5.48%
Subordinated debentures	131,151	2,343	7.09%	131,151	2,321	7.02%
Total interest-bearing liabilities	34,026,414	341,649	3.98%	32,928,563	316,148	3.81%
Non-interest bearing demand deposits	9,378,886			10,157,821
Due on unsettled securities purchases	363,358			435,927
Other liabilities	1,008,035			891,675
Total equity	4,936,977			4,905,566
Total liabilities and equity	$49,713,670			$49,319,552
Tax-equivalent net interest income		$298,787	1.66%		$303,110	1.68%
Tax-equivalent net interest income to earning assets			2.64%			2.69%
Less tax-equivalent adjustment		2,112			2,214
Net interest income		296,675			300,896
Provision for credit losses		6,000			7,000
Other operating revenue		204,883			198,152
Other operating expense		384,083			324,313
Income before taxes		111,475			167,735
Federal and state income taxes		28,953			33,256
Net income		82,522			134,479
Net income (loss) attributable to non-controlling interests		(53)			(16)
Net income attributable to BOK Financial Corporation shareholders		$82,575			$134,495
Earnings Per Average Common Share Equivalent:
Basic		$1.26			$2.04
Diluted		$1.26			$2.04
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

(In thousands, except per share data)	Three Months Ended
	June 30, 2023
	Average Balance	Revenue / Expense	Yield / Rate
Assets
Interest-bearing cash and cash equivalents	$708,475	$9,552	5.41%
Trading securities	4,274,803	47,882	4.50%
Investment securities, net of allowance	2,408,122	8,659	1.44%
Available for sale securities	12,033,597	94,849	3.00%
Fair value option securities	245,469	3,116	5.07%
Restricted equity securities	351,944	6,429	7.31%
Residential mortgage loans held for sale	72,959	1,092	5.85%
Loans	22,889,054	400,988	7.03%
Allowance for loan losses	(252,890)
Loans, net of allowance	22,636,164	400,988	7.10%
Total earning assets	42,731,533	572,567	5.29%
Receivable on unsettled securities sales	163,903
Cash and other assets	5,012,671
Total assets	$47,908,107
Liabilities and equity
Interest-bearing deposits:
Transaction	$18,368,592	$119,272	2.60%
Savings	926,882	490	0.21%
Time	2,076,037	16,904	3.27%
Total interest-bearing deposits	21,371,511	136,666	2.56%
Funds purchased and repurchase agreements	3,670,994	41,905	4.58%
Other borrowings	5,275,291	67,316	5.12%
Subordinated debentures	131,153	2,219	6.79%
Total interest-bearing liabilities	30,448,949	248,106	3.27%
Non-interest bearing demand deposits	10,998,201
Due on unsettled securities purchases	436,353
Other liabilities	1,079,692
Total equity	4,944,912
Total liabilities and equity	$47,908,107
Tax-equivalent net interest income		$324,461	2.02%
Tax-equivalent net interest income to earning assets			3.00%
Less tax-equivalent adjustment		2,200
Net interest income		322,261
Provision for credit losses		17,000
Other operating revenue		209,049
Other operating expense		318,673
Income before taxes		195,637
Federal and state income taxes		44,001
Net income		151,636
Net income attributable to non-controlling interests		328
Net income attributable to BOK Financial Corporation shareholders		$151,308
Earnings Per Average Common Share Equivalent:
Basic		$2.27
Diluted		$2.27
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

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	June 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	June 30, 2023
Interest revenue	$671,817	$645,212	$638,324	$617,044	$570,367
Interest expense	375,796	351,640	341,649	316,148	248,106
Net interest income	296,021	293,572	296,675	300,896	322,261
Provision for credit losses	8,000	8,000	6,000	7,000	17,000
Net interest income after provision for credit losses	288,021	285,572	290,675	293,896	305,261
Other operating revenue
Brokerage and trading revenue	53,017	59,179	60,896	62,312	65,006
Transaction card revenue	27,246	25,493	28,847	26,387	26,003
Fiduciary and asset management revenue	57,576	55,305	51,408	52,256	52,997
Deposit service charges and fees	29,572	28,685	27,770	27,676	27,100
Mortgage banking revenue	18,628	18,967	12,834	13,356	15,141
Other revenue	13,988	12,935	15,035	15,865	14,250
Total fees and commissions	200,027	200,564	196,790	197,852	200,497
Other gains, net	57,375	4,269	40,452	1,474	12,618
Gain (loss) on derivatives, net	(1,091)	(8,633)	8,592	(9,010)	(8,159)
Gain (loss) on fair value option securities, net	(94)	(305)	1,031	(203)	(2,158)
Change in fair value of mortgage servicing rights	3,453	10,977	(14,356)	8,039	9,261
Gain (loss) on available for sale securities, net	34	(45,171)	(27,626)	—	(3,010)
Total other operating revenue	259,704	161,701	204,883	198,152	209,049
Other operating expense
Personnel	191,090	202,653	203,022	190,791	190,652
Business promotion	8,250	7,978	8,629	6,958	7,640
Charitable contributions to BOKF Foundation	13,610	—	1,542	23	1,142
Professional fees and services	13,331	12,010	16,288	13,224	12,777
Net occupancy and equipment	30,245	30,293	30,355	32,583	30,105
FDIC and other insurance	7,317	8,740	8,495	7,996	6,974
FDIC special assessment	1,190	6,454	43,773	—	—
Data processing and communications	46,131	45,564	45,584	45,672	45,307
Printing, postage and supplies	3,789	3,997	3,844	3,760	3,728
Amortization of intangible assets	2,898	3,003	3,543	3,474	3,474
Mortgage banking costs	8,532	6,355	8,085	8,357	8,300
Other expense	10,307	13,337	10,923	11,475	8,574
Total other operating expense	336,690	340,384	384,083	324,313	318,673
Net income before taxes	211,035	106,889	111,475	167,735	195,637
Federal and state income taxes	47,303	23,195	28,953	33,256	44,001
Net income	163,732	83,694	82,522	134,479	151,636
Net income (loss) attributable to non-controlling interests	19	(9)	(53)	(16)	328
Net income attributable to BOK Financial Corporation shareholders	$163,713	$83,703	$82,575	$134,495	$151,308

Earnings per share:
Basic	$2.54	$1.29	$1.26	$2.04	$2.27
Diluted	$2.54	$1.29	$1.26	$2.04	$2.27
Average shares used in computation:
Basic	63,714,204	64,290,105	64,750,171	65,548,307	65,994,132
Diluted	63,714,204	64,290,105	64,750,171	65,548,307	65,994,132

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1 to April 30, 2024	55,000	$90.47	55,000	1,900,156
May 1 to May 31, 2024	206,176	$91.74	206,176	1,693,980
June 1 to June 30, 2024	155,774	$88.60	151,000	1,542,980
Total	416,950		412,176
1On November 1, 2022, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock. As of June 30, 2024, the Company had repurchased 3,457,020 shares under this plan. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations and other factors.
2The Company may repurchase mature shares from employees to cover the exercise price and taxes in connection with employee equity compensation.
Item 5. Other Information

Trading Plans

No Company director or officer (as defined in Exchange Act Rule 16a-1(f)) has adopted, modified or terminated any trading arrangements during the second quarter of 2024.

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

Date:        July 31, 2024

/s/ Martin E. Grunst
Martin E. Grunst
Executive Vice President and
Chief Financial Officer

/s/ Michael J. Rogers
Michael J. Rogers
Senior Vice President and
Chief Accounting Officer