Form 10-Q
period 2024-09-30
BOK FINANCIAL CORP
filed 2024-10-30
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 64,118,417 shares of common stock ($.00006 par value) as of September 30, 2024.

BOK Financial Corporation
Form 10-Q
Quarter Ended September 30, 2024

GLOSSARY OF DEFINED TERMS

The following items may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
AFS	Available-For-Sale
AOCI	Accumulated Other Comprehensive Income
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Board	Board of Directors of BOK Financial Corporation
BOK Financial	BOK Financial Corporation
BOKF	BOK Financial Corporation
BOKFI	BOK Financial Insurance, Inc.
CECL	Current Expected Credit Losses
Company	BOK Financial Corporation
EFT	Electronic Funds Transfer
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
GAAP	Generally Accepted Accounting Principles in the United States of America
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
MSR	Mortgage Servicing Rights
Nasdaq	National Association of Securities Dealers Automated Quotations
NYMEX	New York Mercantile Exchange
PPNR	Pre-Provision Net Revenue
RMHFS	Residential Mortgages Held for Sale
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SVaR	Stressed Value at Risk
TransFund	BOKF's electronic funds transfer network
USDC	United States District Court
VA	U.S. Department of Veterans Affairs
VaR	Value at Risk
WTI	West Texas Intermediate

Management's Discussion and Analysis of Financial Condition and Results of Operations
Performance Summary

BOK Financial reported net income of $140.0 million, or $2.18 per diluted share, for the third quarter of 2024 compared to $163.7 million, or $2.54 per diluted share, for the second quarter of 2024. PPNR1, a non-GAAP measure, decreased $43.7 million to $175.3 million compared to the second quarter of 2024.

Highlights of the third quarter of 2024 compared to the second quarter of 2024 included:

•Net interest income totaled $308.1 million, an increase of $12.1 million over the prior quarter. Net interest margin was 2.68% for the third quarter of 2024 compared to 2.56% for the prior quarter, due to increased yields on our available-for-sale securities portfolio, combined with higher loan fees driven by payoffs and the funding shift from wholesale borrowings to interest-bearing deposits. For the third quarter of 2024, our core net interest margin excluding trading activities1, a non-GAAP measure, was 3.02% compared to 2.94% in the prior quarter.
•Fees and commissions revenue totaled $202.5 million, an increase of $2.5 million over the prior quarter. Higher transaction card revenue and other revenue was partially offset by lower brokerage and trading revenue.
•Other operating expense totaled $341.0 million, an increase of $4.3 million. Personnel expense increased $15.7 million due to higher incentive compensation and regular compensation. Non-personnel expense decreased $11.4 million, largely due to our contribution to the BOKF Foundation in the prior quarter.
•Other gains, net, were $13.1 million for the third quarter of 2024, compared to $57.4 million in the second quarter of 2024. The prior quarter included a $53.8 million pre-tax gain on the conversion of our Visa B shares under the exchange offer announced by Visa, Inc. During the third quarter of 2024, we sold the remaining 133,472 converted shares of Visa common stock and realized an additional gain of $3.1 million. The current quarter also included a gain on merchant banking investments of $5.0 million and a pre-tax gain on investments related to deferred compensation of $3.8 million.
•Period end outstanding loan balances totaled $24.0 billion at September 30, 2024, a decrease of $569 million compared to June 30, 2024, largely due to a reduction in commercial loans, partially offset by growth in commercial real estate loans and loans to individuals. Average loan balances decreased $80 million to $24.3 billion.
•The provision for credit losses of $2.0 million in the third quarter of 2024 reflects continued strong credit quality, net loan paydowns, and relatively minor changes in economic forecast scenario assumptions. Net recoveries were $54 thousand, or less than 0.01% of average loans on an annualized basis, in the third quarter. The resulting combined allowance for credit losses totaled $332 million, or 1.39% of outstanding loans, at September 30, 2024. The combined allowance for credit losses was $330 million, or 1.34% of outstanding loans, at June 30, 2024.
•Nonperforming assets not guaranteed by U.S. government agencies were $80 million, a $6.0 million decrease compared to June 30, 2024. Potential problem loans increased by $80 million while other loans especially mentioned decreased by $55 million compared to June 30, 2024.
•Period end deposits were $37.2 billion at September 30, 2024, growing $985 million over June 30, 2024. Average deposits increased $1.1 billion, including a $1.2 billion increase in average interest-bearing deposits, partially offset by a $113 million reduction in demand deposit balances. The loan to deposit ratio was 64% at September 30, 2024, compared to 68% at June 30, 2024.
•Assets under management or administration totaled $110.7 billion at September 30, 2024, increasing $3.2 billion over June 30, 2024.
•The Company's tangible common equity ratio1, a non-GAAP measure, was 9.22% at September 30, 2024, and 8.38% at June 30, 2024. The tangible common equity ratio is primarily based on total shareholders' equity, which includes unrealized gains and losses on available-for-sale securities. Adjusted for all securities portfolio losses, including the tax adjusted losses in the investment portfolio, the tangible common equity ratio1 would be 9.01% at September 30, 2024, and 8.06% at June 30, 2024.
1    See Explanation and Reconciliation of Non-GAAP Measures in "Non-GAAP Measures" section following.

•The common equity Tier 1 capital ratio at September 30, 2024, was 12.73%. Other regulatory capital ratios include the Tier 1 capital ratio at 12.74%, total capital ratio at 13.91%, and leverage ratio at 9.67%. At June 30, 2024, the common equity Tier 1 capital ratio was 12.10%, the Tier 1 capital ratio was 12.11%, total capital ratio was 13.25%, and leverage ratio was 9.39%.
•No shares were repurchased during the third quarter of 2024. The Company repurchased 412,176 shares at an average price of $90.38 in the second quarter of 2024. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.
•The Company paid a regular cash dividend of $35.1 million, or $0.55 per common share, during the third quarter of 2024. On October 29, 2024, the board of directors approved a quarterly cash dividend of $0.57 per common share payable on or about November 27, 2024, to shareholders of record as of November 15, 2024.
Highlights of the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, included:
•Net interest income totaled $897.7 million for the nine months ended September 30, 2024, and $975.5 million for the nine months ended September 30, 2023. Net interest income decreased $62.4 million from changes in interest rates and decreased $15.4 million from changes in earning assets. Net interest margin was 2.62% compared to 3.03%. In response to rising inflation, the Federal Reserve increased the federal funds rate 525 basis points since the beginning of 2022. The resulting impact on market interest rates increased net interest margin at first as our earning assets, led by our significant percentage of variable-rate commercial loans, repriced at a higher rate and faster pace than our interest-bearing liabilities. Throughout 2023 and into the third quarter of 2024, we have experienced margin compression reflecting deposit repricing activity and demand deposit migration into interest-bearing accounts. Loan yields increased 43 basis points, while funding costs increased 91 basis points. Average earning assets increased $3.1 billion to $45.6 billion, driven largely by higher average loan balances and trading securities balances. Total interest-bearing deposits increased $5.5 billion, partially offset by a decrease of $2.7 billion in demand deposit balances. Other borrowed funds decreased $152 million.
•Fees and commissions revenue totaled $603.1 million for the nine months ended September 30, 2024, an $18.8 million increase over the nine months ended September 30, 2023. Fiduciary and asset management revenue increased $14.4 million led by growth in trust fees and Cavanal Hill fund fees. Mortgage banking revenue increased $13.1 million, primarily due to higher production volume. Deposit service charges increased $8.0 million due to growth in commercial service charges. Brokerage and trading revenue decreased $17.1 million, largely due to reduced trading volumes and decreased customer hedging revenue, primarily attributed to our energy customers. The prior period also included $8.9 million of insurance brokerage revenue recognized prior to the sale of BOKFI. This decrease was almost entirely offset by an increase of $7.3 million in investment banking revenue driven by growth in underwriting fees and financial advisory fees.
•Other gains, net, were $74.7 million for the nine months ended September 30, 2024, compared to $16.3 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, we sold our converted shares of Visa common stock and realized a gain of $56.9 million. We also recognized a $9.5 million gain on deferred compensation investments, which are held to offset the cost of various employee benefit programs, and a $6.2 million gain on merchant banking investments. These gains were partially offset by losses of $45.8 million on the repositioning of the available-for-sale securities portfolio. The prior period included $8.9 million in gain on alternative investments, primarily attributable to merchant banking activity, and $3.1 million on deferred compensation investments.
•Total operating expense was $1.0 billion for the nine months ended September 30, 2024, an increase of $69.3 million compared to the nine months ended September 30, 2023. Personnel expense increased $37.0 million. Regular compensation increased $15.2 million, largely related to annual merit increases, salary adjustments, and business expansion. Incentive compensation expense was up $11.9 million, primarily due to higher deferred compensation expense, which is largely offset by changes in the fair value of deferred compensation investments, and increased share-based compensation expense resulting from changes in assumptions on certain performance-based equity awards. Employee benefits expense increased $9.8 million related to higher employee healthcare costs and retirement plan costs. Non-personnel expense increased $32.3 million to $417.5 million. Charitable contributions to the BOKF Foundation increased $12.4 million, largely due to the donation of converted Visa shares to the BOKF Foundation. FDIC insurance costs were up due to recognition of $6.2 million in additional special assessment expense during 2024. Other expense also increased $6.4 million due to higher operational losses.

•The provision for expected credit losses was $18.0 million for the nine months ended September 30, 2024. A $40.0 million provision for expected credit losses was recorded for the nine months ended September 30, 2023.

Results of Operations
Net Interest Income and Net Interest Margin

Net interest income is the interest earned on debt securities, loans, and other interest-earning assets less interest paid for interest-bearing deposits and other borrowings. The net interest margin is calculated by dividing tax-equivalent net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is typically greater than net interest spread due to interest revenue earned on assets funded by non-interest bearing liabilities such as demand deposits and equity.

Tax-equivalent net interest income totaled $310.5 million for the third quarter of 2024, compared to $298.2 million for the prior quarter. Net interest income increased $9.9 million from changes in interest rates and increased $2.4 million from changes in earning assets. Table 1 shows the effect on net interest income from changes in average balances and interest rates for various types of earning assets and interest-bearing liabilities.

Average earning assets decreased $108 million compared to the second quarter of 2024. The average balance of trading securities decreased $120 million. Average loan balances decreased $80 million due to a reduction in commercial loans, largely offset by growth in commercial real estate loans and loans to individuals. The average balance of investment (held-to-maturity) securities decreased $57 million and average restricted equity securities reduced $43 million. The average balance of available-for-sale securities, which consists largely of residential and commercial mortgage-backed securities guaranteed by U.S. government agencies, increased $184 million.

Total average deposits increased $1.1 billion over the second quarter of 2024, including a $1.2 billion increase in interest-bearing deposits, partially offset by a $113 million decrease in demand deposits. Funds purchased and repurchase agreements decreased $822 million while other borrowings decreased $785 million.

Net interest margin was 2.68% compared to 2.56% in the second quarter of 2024, due to increased yields on our available-for-sale securities portfolio, combined with higher loan fees driven by payoffs and the funding shift from wholesale borrowings to interest-bearing deposits. For the third quarter of 2024, our core net interest margin excluding trading activities1, a non-GAAP measure, was 3.02% compared to 2.94% in the prior quarter. The tax-equivalent yield on earning assets was 5.89%, an increase of 9 basis points. Loan yields grew 6 basis points to 7.47%. The available-for-sale securities portfolio yield increased 5 basis points to 3.76%. The yield on trading securities was up 30 basis points to 5.36% and the yield on interest-bearing cash and cash equivalents decreased 53 basis points to 5.33%.

Funding costs were 4.11%, a 4 basis point decrease compared to the prior quarter. The cost of interest-bearing deposits increased 3 basis points to 3.79%. The cost of funds purchased and repurchase agreements decreased 39 basis points to 3.89% while the cost of other borrowings decreased 3 basis points to 5.55%. The benefit to net interest margin from assets funded by non-interest liabilities was 90 basis points, a decrease of 1 basis point.

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

Table 1 – Volume/Rate Analysis
(In thousands)

	Three Months Ended Sep. 30, 2024 / June 30, 2024			Nine Months Ended Sep. 30, 2024 / 2023
		Change Due To1			Change Due To1
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$(645)	$19	$(664)	$(2,345)	$(3,775)	$1,430
Trading securities	1,642	(2,693)	4,335	72,398	51,132	21,266
Investment securities	(183)	(192)	9	(3,136)	(2,882)	(254)
Available-for-sale securities	1,639	(293)	1,932	79,865	16,898	62,967
Fair value option securities	(5)	(6)	1	(6,983)	(5,784)	(1,199)
Restricted equity securities	(766)	(826)	60	5,463	4,029	1,434
Residential mortgage loans held for sale	147	227	(80)	461	283	178
Loans	6,853	840	6,013	147,458	70,397	77,061
Total tax-equivalent interest revenue	8,682	(2,924)	11,606	293,181	130,298	162,883
Interest expense:
Transaction deposits	12,645	10,378	2,267	284,077	101,676	182,401
Savings deposits	36	(11)	47	1,851	(261)	2,112
Time deposits	3,694	3,058	636	65,329	38,907	26,422
Funds purchased and repurchase agreements	(9,612)	(8,325)	(1,287)	(46,963)	(42,714)	(4,249)
Other borrowings	(10,419)	(10,446)	27	66,332	48,057	18,275
Subordinated debentures	51	12	39	366	6	360
Total interest expense	(3,605)	(5,334)	1,729	370,992	145,671	225,321
Tax-equivalent net interest income	12,287	2,410	9,877	(77,811)	(15,373)	(62,438)
Change in tax-equivalent adjustment	189			(18)
Net interest income	$12,098			$(77,793)
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $208.2 million for the third quarter of 2024, a decrease of $51.5 million compared to the second quarter of 2024. The second quarter of 2024 included $53.8 million pre-tax gain on the conversion of our Visa B shares under the exchange offer by Visa, Inc.

Table 2 – Other Operating Revenue
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended		Increase (Decrease)	% Increase (Decrease)
	Sep. 30, 2024	June 30, 2024			Sep. 30, 2024	Sep. 30, 2023
Brokerage and trading revenue	$50,391	$53,017	$(2,626)	(5)%	$162,587	$179,714	$(17,127)	(10)%
Transaction card revenue	28,495	27,246	1,249	5%	81,234	78,011	3,223	4%
Fiduciary and asset management revenue	57,384	57,576	(192)	—%	170,265	155,910	14,355	9%
Deposit service charges and fees	30,450	29,572	878	3%	88,707	80,744	7,963	10%
Mortgage banking revenue	18,372	18,628	(256)	(1)%	55,967	42,864	13,103	31%
Other revenue	17,402	13,988	3,414	24%	44,325	47,085	(2,760)	(6)%
Total fees and commissions revenue	202,494	200,027	2,467	1%	603,085	584,328	18,757	3%
Other gains, net	13,087	57,375	(44,288)	N/A	74,731	16,343	58,388	N/A
Gain (loss) on derivatives, net	8,991	(1,091)	10,082	N/A	(733)	(18,513)	17,780	N/A
Gain (loss) on fair value option securities, net	764	(94)	858	N/A	365	(5,323)	5,688	N/A
Change in fair value of mortgage servicing rights	(16,453)	3,453	(19,906)	N/A	(2,023)	11,241	(13,264)	N/A
Gain (loss) on available-for-sale securities, net	(691)	34	(725)	N/A	(45,828)	(3,010)	(42,818)	N/A
Total other operating revenue	$208,192	$259,704	$(51,512)	(20)%	$629,597	$585,066	$44,531	8%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and Commissions Revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 40% of combined net interest income before provision for credit losses and fees and commissions revenue for the third quarter of 2024. We believe that a variety of fee revenue sources provides diversification to changes resulting from market or economic conditions such as interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. Many of the economic factors, such as decreasing interest rates, that we expect will result in a decline in net interest income or fiduciary and asset management revenue may also increase mortgage banking production volumes and related trading. The velocity of changes in market conditions and interest rates may result in timing differences between when offsetting impacts and benefits are realized. Generally, for operating revenues not as directly related to movement in interest rates, we expect growth to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, regulatory constraints, increased competition, and saturation in our existing markets could affect the rate of future increases.

Brokerage and Trading Revenue

Brokerage and trading revenue, which includes revenues from trading, customer hedging, retail brokerage, and investment banking, decreased $2.6 million compared to the second quarter of 2024.

Trading revenue includes net realized and unrealized gains and losses primarily related to residential mortgage-backed securities guaranteed by U.S. government agencies and related derivative instruments that enable our mortgage banking customers to manage their production risk. Trading revenue also includes net realized and unrealized gains and losses on municipal securities and other financial instruments that we sell to institutional customers, along with changes in the fair value of financial instruments we hold as economic hedges against market risk of our trading securities. Trading revenue was $23.6 million, a $4.1 million decrease compared to the prior quarter. A decline in U.S. agency residential mortgage-backed securities trading volumes, driven by market conditions in the third quarter of 2024, was partially offset by an increase in municipal trading revenue led by strong activity in this sector.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Risk Management Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange, and equity derivatives to our customers. Customer hedging revenue totaled $7.4 million for the third quarter of 2024, an increase of $662 thousand, and was primarily attributed to our interest rate derivative customers. Customer hedging revenue includes credit valuation adjustments of the fair value of derivatives to reflect the risk of counterparty default.

Investment banking, which includes fees earned upon completion of underwriting, financial advisory services, and loan syndication fees, totaled $14.4 million, up $680 thousand over the prior quarter, largely related to the timing and volume of transactions.
Transaction Card Revenue

Transaction card revenue includes revenues from processing transactions on behalf of members of our TransFund electronic fund transfer network, merchant services fees paid by customers for account management and electronic processing of card transactions and interchange fees from our corporate card program. Transaction card revenue totaled $28.5 million for the third quarter of 2024, a $1.2 million increase, primarily due to growth in the volume of transactions processed during the quarter.
Fiduciary and Asset Management Revenue

Fiduciary and asset management revenue is earned through managing or holding of assets for customers and executing transactions or providing related services. Fiduciary and asset management revenue is largely based on the fair value of assets. Rates applied to asset values vary based on the nature of the relationship. Fiduciary relationships and managed asset relationships generally have higher fee rates than non-fiduciary and/or managed relationships. Fiduciary and asset management revenue was $57.4 million for the third quarter of 2024, consistent with the second quarter of 2024. Growth in our trust fee income this quarter nearly fully offset prior quarter's seasonal tax preparation fees.

A distribution of assets under management or administration and related fiduciary and asset management revenue follows:

Table 3 – Assets Under Management or Administration
(Dollars in thousands)

	Three Months Ended
	September 30, 2024			June 30, 2024
	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]
Managed fiduciary assets:
Personal	$12,144,271	$28,348	0.93%	$11,479,779	$30,098	1.05%
Institutional	22,000,111	7,367	0.13%	20,019,267	8,552	0.17%
Total managed fiduciary assets	34,144,382	35,715	0.42%	31,499,046	38,650	0.49%

Non-managed assets:
Fiduciary	29,559,236	20,548	0.28%	30,418,648	15,808	0.21%
Non-fiduciary	21,087,866	1,121	0.02%	20,031,316	3,118	0.06%
Safekeeping and brokerage assets under administration	25,911,128	—	—%	25,528,020	—	—%
Total non-managed assets	76,558,230	21,669	0.11%	75,977,984	18,926	0.10%

Total assets under management or administration	$110,702,612	$57,384	0.21%	$107,477,030	$57,576	0.21%

	Nine Months Ended
	September 30, 2024			September 30, 2023
	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]
Managed fiduciary assets:
Personal	$12,144,271	$86,384	0.95%	$10,572,514	$77,388	0.98%
Institutional	22,000,111	27,689	0.17%	18,244,521	26,858	0.20%
Total managed fiduciary assets	34,144,382	114,073	0.45%	28,817,035	104,246	0.48%

Non-managed assets:
Fiduciary	29,559,236	49,307	0.22%	27,562,974	42,728	0.21%
Non-fiduciary	21,087,866	6,885	0.04%	18,215,082	8,936	0.07%
Safekeeping and brokerage assets under administration	25,911,128	—	—%	24,409,088	—	—%
Total non-managed assets	76,558,230	56,192	0.10%	70,187,144	51,664	0.10%

Total assets under management or administration	$110,702,612	$170,265	0.21%	$99,004,179	$155,910	0.21%

1    Assets under management or administration balance excludes certain assets under custody held by a sub-custodian where minimal revenue is recognized. $21 billion, $21 billion, and $18 billion of such assets are excluded from assets under management or administration at September 30, 2024, June 30, 2024, and September 30, 2023, respectively.
2    Fiduciary and asset management revenue includes asset-based and other fees associated with the assets.
3    Annualized revenue divided by period end balance.

A summary of changes in assets under management or administration for the three and nine months ended September 30, 2024, and 2023 follows:

Table 4 – Changes in Assets Under Management or Administration
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$107,477,030	$103,618,940	$104,736,999	$99,735,040
Net inflows (outflows)	984,099	(3,922,122)	(447,158)	(4,727,474)
Net change in fair value	2,241,483	(692,639)	6,412,771	3,996,613
Ending balance	$110,702,612	$99,004,179	$110,702,612	$99,004,179

Assets under management as of September 30, 2024, consist of 40% fixed income, 39% equities, 13% cash, and 8% alternative investments.
Deposit Service Charges

Deposit service charges and fees increased $878 thousand over the second quarter of 2024, primarily due to growth in overdraft fees and commercial service charges, combined with increased check card revenue.

Mortgage Banking Revenue
Mortgage banking revenue was consistent with the second quarter of 2024. Mortgage production volume decreased $3.2 million to $232 million. Production revenue as a percentage of production volume, which includes unrealized gains and losses on our mortgage commitment pipeline and related hedges, decreased 34 basis points to 0.67%.

Table 5 – Mortgage Banking Revenue
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)		% Increase (Decrease)	Nine Months Ended		Increase (Decrease)		% Increase (Decrease)
	Sep. 30, 2024	June 30, 2024				Sep. 30, 2024	Sep. 30, 2023
Mortgage production revenue	$1,563	$2,369	$(806)		(34)%	$7,457	$(2,804)	$10,261		366%

Mortgage loans funded for sale	$224,749	$240,038				$603,963	$527,136
Add: Current period end outstanding commitments	70,102	62,960				70,102	49,284
Less: Prior period end outstanding commitments	62,960	67,951				34,783	45,492
Total mortgage production volume	$231,891	$235,047	$(3,156)		(1)%	$639,282	$530,928	$108,354		20%

Mortgage loan refinances to mortgage loans funded for sale	11%	7%	400	bps		9%	9%	—	bps
Realized margin on funded mortgage loans	0.93%	0.97%	(4)	bps		1.07%	(0.69)%	176	bps
Production revenue as a percentage of production volume	0.67%	1.01%	(34)	bps		1.17%	(0.53)%	170	bps
Primary mortgage interest rates:
Average	6.51%	7.00%	(49)	bps		6.74%	6.66%	8	bps
Period end	6.08%	6.86%	(78)	bps		6.08%	7.35%	(127)	bps

Mortgage servicing revenue	$16,809	$16,259	$550		3%	$48,510	$45,668	$2,842		6%
Average outstanding principal balance of mortgage loans serviced for others	$22,212,755	$22,287,559	$(74,804)		—%	$21,863,071	$20,882,493	$980,578		5%

Average mortgage servicing revenue rates	0.30%	0.29%	1	bp		0.30%	0.29%	1	bp
Primary rates disclosed in Table 5 above represent rates generally available to borrowers on 30 year conforming mortgage loans.

Net Gains on Other Assets, Securities and Derivatives

Other gains, net, were $13.1 million for the third quarter of 2024, compared to $57.4 million in the second quarter of 2024. The second quarter of 2024 included a $53.8 million pre-tax gain on the conversion of our Visa B shares under the Exchange Offer announced by Visa, Inc. During the third quarter of 2024, we sold the remaining Visa Class C shares (equal to 133,472 Visa Class A shares) and realized an incremental pre-tax gain of $3.1 million. The current quarter also included a gain on merchant banking investments of $5.0 million and a gain on investments related to deferred compensation of $3.8 million.

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

Table 6 – Gain (Loss) on Mortgage Servicing Rights
(In thousands)

	Three Months Ended		Nine Months Ended
	Sep. 30, 2024	June 30, 2024	Sep. 30, 2024	Sep. 30, 2023
Gain (loss) on mortgage hedge derivative contracts, net	$11,357	$(3,484)	$(1,484)	$(18,790)
Gain (loss) on fair value option securities, net	764	(94)	365	(5,323)
Gain (loss) on economic hedge of mortgage servicing rights, net	12,121	(3,578)	(1,119)	(24,113)
Change in fair value of mortgage servicing rights	(16,453)	3,453	(2,023)	11,241
Loss on changes in fair value of mortgage servicing rights, net of economic hedges included in other operating revenue	(4,332)	(125)	(3,142)	(12,872)
Net interest expense on fair value option securities[1]	(146)	(96)	(397)	(157)
Total economic benefit (cost) of changes in the fair value of mortgage servicing rights, net of economic hedges	$(4,478)	$(221)	$(3,539)	$(13,029)
1    Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Other Operating Expense

Other operating expense for the third quarter of 2024 totaled $341.0 million, an increase of $4.3 million compared to the second quarter of 2024. Our efficiency ratio1 was 65.11% for the third quarter of 2024, compared to 59.83% in the prior quarter.
Table 7 – Other Operating Expense
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended		Increase (Decrease)	% Increase (Decrease)
	Sep. 30, 2024	June 30, 2024			Sep. 30, 2024	Sep. 30, 2023
Regular compensation	$114,790	$112,056	$2,734	2%	$340,759	$325,552	$15,207	5%
Incentive compensation:
Cash-based	50,682	42,861	7,821	18%	143,499	141,205	2,294	2%
Share-based	8,526	4,989	3,537	71%	16,820	13,312	3,508	26%
Deferred compensation	3,980	2,171	1,809	N/A	10,601	4,455	6,146	N/A
Total incentive compensation	63,188	50,021	13,167	26%	170,920	158,972	11,948	8%
Employee benefits	28,843	29,013	(170)	(1)%	88,885	79,064	9,821	12%
Total personnel expense	206,821	191,090	15,731	8%	600,564	563,588	36,976	7%
Business promotion	7,681	8,250	(569)	(7)%	23,909	23,167	742	3%
Charitable contributions to BOKF Foundation	—	13,610	(13,610)	(100)%	13,610	1,165	12,445	1,068%
Professional fees and services	13,405	13,331	74	1%	38,746	39,049	(303)	(1)%
Net occupancy and equipment	32,077	30,245	1,832	6%	92,615	91,147	1,468	2%
FDIC and other insurance	8,186	7,317	869	12%	24,243	22,285	1,958	9%
FDIC special assessment	(1,437)	1,190	(2,627)	(221)%	6,207	—	6,207	N/A
Data processing and communications	47,554	46,131	1,423	3%	139,249	135,781	3,468	3%
Printing, postage and supplies	3,594	3,789	(195)	(5)%	11,380	11,381	(1)	—%
Amortization of intangible assets	2,856	2,898	(42)	(1)%	8,757	10,339	(1,582)	(15)%
Mortgage banking costs	9,059	8,532	527	6%	23,946	22,439	1,507	7%
Other expense	11,229	10,307	922	9%	34,873	28,457	6,416	23%
Total other operating expense	$341,025	$336,690	$4,335	1%	$1,018,099	$948,798	$69,301	7%

Average number of employees (full-time equivalent)	5,011	4,967	44	1%	4,972	4,855	117	2%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel Expense
Personnel expense increased $15.7 million compared to the second quarter of 2024. Cash-based incentive compensation increased $7.8 million as the prior quarter received a benefit due to a shift in the timing of expense recognition as commercial incentive compensation plans moved to being primarily share-based rather than cash-based awards. Share-based compensation was up $3.5 million reflecting changes in assumptions of certain performance-based equity awards. Deferred compensation, which is offset by changes in the fair value of deferred compensation investments, increased $1.8 million, directly related to market movements. Regular compensation increased $2.7 million, driven by additional staffing and a reduction in the amount of compensation expense capitalized during the third quarter. This was due to decreased loan production levels and the implementation of a significant project in the prior quarter.

1    See Explanation and Reconciliation of Non-GAAP Measures in "Non-GAAP Measures" section following.

Non-personnel Operating Expense
Non-personnel expense was $134.2 million, a decrease of $11.4 million. The prior quarter included a $13.6 million charitable donation to the BOKF Foundation. In the third quarter of 2024, the FDIC updated their estimate of the special assessment resulting in a benefit of $1.4 million, compared to $1.2 million of expense in the prior quarter. Net occupancy and equipment expense increased $1.8 million and data processing and communications expense grew $1.4 million, primarily due to ongoing projects.
Income Taxes

The effective tax rate was 19.22% for the third quarter of 2024 and 22.41% for the second quarter of 2024. The effective tax rate for the third quarter of 2024 decreased primarily due to the release of reserves for uncertain tax positions as the statute of limitations had expired. The effective rate for the nine months ended September 30, 2024, and September 30, 2023, was 21.13% and 21.54%, respectively, decreasing primarily due to lower forecasted pre-tax income.
Reportable Segments

We operate three principal segments: Commercial Banking, Consumer Banking, and Wealth Management. Commercial Banking includes lending, treasury and cash management services, and customer risk management products for small businesses, middle market and larger commercial customers. Commercial Banking also includes the TransFund EFT network. Consumer Banking includes retail lending and deposit services, lending and deposit services to small business customers served through our consumer branch network, and all mortgage banking activities. Wealth Management provides fiduciary services, private banking services, and investment advisory services in all markets. Wealth Management also underwrites state and municipal securities and engages in brokerage and trading activities.

In addition to our reportable segments, we have a Funds Management unit. The primary purpose of this unit is to manage our overall liquidity needs and interest rate risk. Each segment borrows funds from and provides funds to the Funds Management unit as needed to support their operations. Operating results for Funds Management and other include the effect of interest rate risk positions and risk management activities, securities gains and losses including impairment charges, the provision for credit losses in excess of net loans charged off, tax planning strategies, and certain executive compensation costs that are not attributed to the segment. The Funds Management unit also initially recognizes accruals for loss contingencies when losses become probable. Actual losses are recognized by the segment if the accruals are settled.

We allocate resources and evaluate the performance of our reportable segments using the net direct contribution, which includes the allocation of funds and capital costs. Credit costs are attributed to the segments based on net loans charged off or recovered. The difference between credit costs attributed to the segment and the consolidated provision for credit losses is attributed to Funds Management. In addition, we measure the performance of our segments after allocations of certain indirect expenses and taxes based on statutory rates.

Net interest income in our segments reflects our internal funds transfer pricing methodology. The funds transfer pricing methodology is the process by which the Company allocates interest income and expense to the segments and transfers the primary interest rate risk and liquidity risk to the Funds Management unit. The funds transfer pricing methodology considers the interest rate and liquidity risk characteristics of assets and liabilities. Periodically, the methodology and assumptions utilized in transfer pricing are adjusted to reflect economic conditions and other factors, which may impact the allocation of net interest income to the segments.

Economic capital is assigned to the segments by a capital allocation model that reflects management's assessment of risk. This model assigns capital based upon credit, operating, interest rate, and other market risk inherent in our segments and recognizes the diversification benefits among the units. The level of assigned economic capital is a combination of the risk taken by each segment based on its actual exposures and calibrated to its own loss history where possible. Average invested capital includes economic capital and amounts we have invested in segment.

As shown in Table 8, net income attributable to our lines of business increased $7.2 million over the second quarter of 2024. Net interest income increased $7.6 million, primarily due to increased loan fees from early payoffs and increased non-use fees. Net loans charged off decreased $7.1 million to $291 thousand. Operating revenue increased $4.5 million, primarily due to an increase in letter of credit fees and fees earned on derivative counterparty margin, coupled with increased gains on merchant banking investments. Operating expense increased $8.2 million, largely due to increased incentive compensation costs during the quarter. Corporate expense allocations decreased $3.1 million. The decrease in net income attributed to Funds Management and other is largely due to the $53.8 million pre-tax gain recognized on the conversion of our Visa B shares in the prior quarter.

Table 8 – Net Income by Line of Business
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended		Increase (Decrease)	% Increase (Decrease)
	Sep. 30, 2024	June 30, 2024			Sep. 30, 2024	Sep. 30, 2023
Commercial Banking	$129,854	$119,579	$10,275	9%	$371,230	$413,385	$(42,155)	(10)%
Consumer Banking	18,948	24,117	(5,169)	(21)%	67,796	66,764	1,032	2%
Wealth Management	29,616	27,497	2,119	8%	82,341	116,405	(34,064)	(29)%
Subtotal	178,418	171,193	7,225	4%	521,367	596,554	(75,187)	(13)%
Funds Management and other	(38,419)	(7,480)	(30,939)	N/A	(133,952)	(148,383)	14,431	N/A
Total	$139,999	$163,713	$(23,714)	(14)%	$387,415	$448,171	$(60,756)	(14)%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Commercial Banking

Commercial Banking contributed $129.9 million to consolidated net income in the third quarter of 2024, an increase of $10.3 million, or 9%, compared to the second quarter of 2024.

Table 9 – Commercial Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended		Increase (Decrease)	% Increase (Decrease)
	Sep. 30, 2024	June 30, 2024			Sep. 30, 2024	Sep. 30, 2023
Net interest income from external sources	$277,777	$283,349	$(5,572)	(2)%	$843,882	$886,283	$(42,401)	(5)%
Net interest expense from internal sources	(70,167)	(79,593)	9,426	12%	(228,521)	(223,305)	(5,216)	(2)%
Net interest income	207,610	203,756	3,854	2%	615,361	662,978	(47,617)	(7)%
Net loans charged off (recovered)	(1,329)	6,134	(7,463)	(122)%	8,965	10,980	(2,015)	(18)%
Net interest income after net loans charged off	208,939	197,622	11,317	6%	606,396	651,998	(45,602)	(7)%

Fees and commissions revenue	55,865	53,720	2,145	4%	160,215	173,397	(13,182)	(8)%
Other gains, net	3,455	816	2,639	323%	3,647	11,429	(7,782)	(68)%
Other operating revenue	59,320	54,536	4,784	9%	163,862	184,826	(20,964)	(11)%

Personnel expense	48,152	45,964	2,188	5%	139,435	138,699	736	1%
Non-personnel expense	30,235	30,150	85	—%	85,161	95,250	(10,089)	(11)%
Other operating expense	78,387	76,114	2,273	3%	224,596	233,949	(9,353)	(4)%

Net direct contribution	189,872	176,044	13,828	8%	545,662	602,875	(57,213)	(9)%
Gain on financial instruments, net	162	168	(6)	(4)%	497	162	335	207%
Gain on repossessed assets, net	—	—	—	N/A	—	999	(999)	(100)%
Corporate expense allocations	17,371	17,381	(10)	—%	53,149	56,960	(3,811)	(7)%
Income before taxes	172,663	158,831	13,832	9%	493,010	547,076	(54,066)	(10)%
Federal and state income tax	42,809	39,252	3,557	9%	121,780	133,691	(11,911)	(9)%
Net income	$129,854	$119,579	$10,275	9%	$371,230	$413,385	$(42,155)	(10)%

Average assets	$30,657,285	$30,305,613	$351,672	1%	$30,258,034	$28,402,890	$1,855,144	7%
Average loans	20,340,512	20,403,837	(63,325)	—%	20,270,762	19,188,167	1,082,595	6%
Average deposits	17,131,237	16,189,003	942,234	6%	16,353,011	15,263,498	1,089,513	7%
Average invested capital	2,144,219	2,154,515	(10,296)	—%	2,160,584	2,156,183	4,401	—%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Net interest income increased $3.9 million, or 2%, due to increased loan fees from early payoffs and increased non-use fees. Net recoveries were $1.3 million in the third quarter of 2024 compared to net loans charged off of $6.1 million in the prior quarter.

Fees and commissions revenue increased $2.1 million, or 4%. Transaction card revenue increased $1.2 million driven by an increase in transaction volume processed during the quarter. Other gains, net, increased $2.6 million related to gains on merchant banking investments. Operating expense increased $2.3 million, or 3%, compared to the second quarter of 2024, primarily due to an increase in personnel expense for increased incentive compensation.

Average outstanding loan balances attributed to Commercial Banking were relatively consistent with the prior quarter at $20.3 billion. See the Loans section of Management's Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans, which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking grew by $942 million, or 6%, over the second quarter of 2024 to $17.1 billion. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of changes.

Consumer Banking

Consumer Banking provides retail banking services through four primary distribution channels: traditional branches, the 24-hour ExpressBank call center, internet banking, and mobile banking. Consumer Banking also conducts mortgage banking activities through offices located outside of our Consumer Banking markets.

Consumer Banking contributed $18.9 million to consolidated net income for the third quarter of 2024, a decrease of $5.2 million, or 21%, compared to the prior quarter.

Table 10 – Consumer Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended		Increase (Decrease)	% Increase (Decrease)
	Sep. 30, 2024	June 30, 2024			Sep. 30, 2024	Sep. 30, 2023
Net interest income from external sources	$5,955	$6,192	$(237)	(4)%	$19,497	$50,360	$(30,863)	(61)%
Net interest income from internal sources	59,308	58,972	336	1%	175,065	151,315	23,750	16%
Net interest income	65,263	65,164	99	—%	194,562	201,675	(7,113)	(4)%
Net loans charged off	1,779	1,247	532	43%	4,834	2,240	2,594	116%
Net interest income after net loans charged off	63,484	63,917	(433)	(1)%	189,728	199,435	(9,707)	(5)%

Fees and commissions revenue	36,699	36,252	447	1%	109,158	93,657	15,501	17%
Other losses, net	—	—	—	N/A	—	(54)	54	100%
Other operating revenue	36,699	36,252	447	1%	109,158	93,603	15,555	17%

Personnel expense	24,616	24,016	600	2%	73,868	66,421	7,447	11%
Non-personnel expense	33,163	31,112	2,051	7%	92,486	90,614	1,872	2%
Total other operating expense	57,779	55,128	2,651	5%	166,354	157,035	9,319	6%

Net direct contribution	42,404	45,041	(2,637)	(6)%	132,532	136,003	(3,471)	(3)%
Gain (loss) on financial instruments, net	12,121	(3,577)	15,698	439%	(1,119)	(24,113)	22,994	95%
Change in fair value of mortgage servicing rights	(16,453)	3,453	(19,906)	(576)%	(2,023)	11,241	(13,264)	(118)%
Gain on repossessed assets, net	—	9	(9)	(100)%	116	25	91	364%
Corporate expense allocations	13,298	13,392	(94)	(1)%	40,862	35,860	5,002	14%
Income before taxes	24,774	31,534	(6,760)	(21)%	88,644	87,296	1,348	2%
Federal and state income tax	5,826	7,417	(1,591)	(21)%	20,848	20,532	316	2%
Net income	$18,948	$24,117	$(5,169)	(21)%	$67,796	$66,764	$1,032	2%

Average assets	$9,804,990	$9,630,470	$174,520	2%	$9,609,862	$9,635,204	$(25,342)	—%
Average loans	2,057,870	1,975,106	82,764	4%	1,982,464	1,774,376	208,088	12%
Average deposits	8,136,312	8,073,782	62,530	1%	8,037,449	8,055,990	(18,541)	—%
Average invested capital	320,077	307,077	13,000	4%	307,639	273,405	34,234	13%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Net interest income from Consumer Banking stayed consistent with the prior quarter at $65.3 million. Operating revenue was relatively unchanged from the prior quarter. Operating expense increased $2.7 million, or 5%.

The net cost of the changes in the fair value of mortgage servicing rights and related economic hedges was $4.5 million compared to a net cost of $221 thousand for the second quarter of 2024.

Average loans increased $83 million, or 4% over the prior quarter, to $2.1 billion. Average deposits attributed to the Consumer Banking segment increased $63 million, or 1%, to $8.1 billion. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of the changes.

Wealth Management

Wealth Management contributed $29.6 million to consolidated net income in the third quarter of 2024, an increase of $2.1 million, or 8%, over the second quarter of 2024.

Table 11 – Wealth Management
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended		Increase (Decrease)	% Increase (Decrease)
	Sep. 30, 2024	June 30, 2024			Sep. 30, 2024	Sep. 30, 2023
Net interest income from external sources	$10,640	$2,612	$8,028	307%	$20,251	$32,977	$(12,726)	(39)%
Net interest income from internal sources	22,545	26,889	(4,344)	(16)%	70,833	59,131	11,702	20%
Net interest income	33,185	29,501	3,684	12%	91,084	92,108	(1,024)	(1)%
Net loans recovered	(159)	—	(159)	N/A	(174)	(60)	(114)	(190)%
Net interest income after net loans recovered	33,344	29,501	3,843	13%	91,258	92,168	(910)	(1)%

Fees and commissions revenue	112,457	113,208	(751)	(1)%	344,369	355,575	(11,206)	(3)%
Other losses, net	—	—	—	N/A	—	(7)	7	100%
Other operating revenue	112,457	113,208	(751)	(1)%	344,369	355,568	(11,199)	(3)%

Personnel expense	66,524	63,669	2,855	4%	193,742	184,752	8,990	5%
Non-personnel expense	27,015	26,545	470	2%	89,299	70,698	18,601	26%
Other operating expense	93,539	90,214	3,325	4%	283,041	255,450	27,591	11%

Net direct contribution	52,262	52,495	(233)	—%	152,586	192,286	(39,700)	(21)%
Corporate expense allocations	13,458	16,484	(3,026)	(18)%	44,721	39,871	4,850	12%
Income before taxes	38,804	36,011	2,793	8%	107,865	152,415	(44,550)	(29)%
Federal and state income tax	9,188	8,514	674	8%	25,524	36,010	(10,486)	(29)%
Net income	$29,616	$27,497	$2,119	8%	$82,341	$116,405	$(34,064)	(29)%

Average assets	$16,344,623	$16,452,098	$(107,475)	(1)%	$16,185,931	$13,128,925	$3,057,006	23%
Average loans	2,151,196	2,199,747	(48,551)	(2)%	2,183,132	2,217,519	(34,387)	(2)%
Average deposits	9,837,888	9,551,307	286,581	3%	9,543,465	7,622,838	1,920,627	25%
Average invested capital	327,197	319,376	7,821	2%	325,185	310,113	15,072	5%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Combined net interest income and fee revenue increased $2.9 million, or 2%, compared to the second quarter of 2024, primarily due to an increase in letter of credit fees and fees earned on derivative counterparty margin. Total revenue from institutional trading activities was relatively consistent with the prior quarter as the decline in U.S. agency residential mortgage-backed securities trading volumes was offset by increased net interest income from higher yields on trading securities. Personnel expense increased $2.9 million, or 4%, largely due to growth in incentive compensation expense.

Average outstanding loans attributed to the Wealth Management segment decreased $49 million, or 2%, to $2.2 billion compared to the prior quarter. Average Wealth Management deposits increased $287 million, or 3%, to $9.8 billion. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of the changes.

Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity, and comply with regulatory requirements. Securities are classified as trading, investment (held-to-maturity), or available-for-sale. See Note 2 to the Consolidated Financial Statements for the composition of the securities portfolio as of September 30, 2024, and December 31, 2023.

We hold an inventory of trading securities in support of sales to a variety of customers, including banks, corporations, insurance companies, money managers, and others. Trading securities decreased $73 million to $5.1 billion during the third quarter of 2024. As discussed in the Market Risk section of this report, trading activities involve risk of loss from adverse price movement. We mitigate this risk within board-approved limits through the use of derivative contracts, short-sales, and other techniques.

At September 30, 2024, the carrying value of investment securities was $2.1 billion, including a $234 thousand allowance for expected credit losses, compared to $2.1 billion at June 30, 2024, with a $287 thousand allowance for expected credit losses. The fair value of investment securities was $1.9 billion at September 30, 2024, a $13 million increase compared to the prior quarter. Investment securities consist primarily of residential mortgage-backed securities issued by U.S. government agencies, intermediate and long-term, fixed-rate Oklahoma and Texas municipal bonds, and taxable Texas school construction bonds.

Available-for-sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders' equity. The amortized cost of available-for-sale securities totaled $13.3 billion at September 30, 2024, a $120 million decrease compared to June 30, 2024. At September 30, 2024, the available-for-sale securities portfolio consisted primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Both residential and commercial mortgage-backed securities have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or contraction in the form of more rapid prepayments during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined residential mortgage-backed securities portfolio held in investment and available-for-sale securities was 3.2 years as of September 30, 2024, compared to 3.4 years as of June 30, 2024. Management estimates the duration extends to 3.9 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 2.2 years assuming a 200 basis point decline in the current rate environment. The duration of the total investment portfolio is 3.0 years, extending to 3.5 years in an upward shock of 200 basis points and contracting to 2.3 years in a down 200 basis point shock scenario. Management also regularly monitors the impact of interest rate risk on the available-for-sale securities portfolio on our tangible equity ratio under various shock scenarios.

On January 23, 2024, Visa, Inc. stockholders approved an exchange offer which provided holders of Class B-1 shares an option to convert up to 50% of its Class B-1 shares to Visa Class C shares and subsequently to freely transferable Visa Class A common shares subject to certain restrictions and holding period requirements (the "Exchange Offer"). The Company tendered all of its 252,233 Class B-1 Visa shares under the Exchange Offer and received 126,116 shares of Visa Class B-2 common stock and 50,053 shares of Visa Class C common stock which automatically converted into four shares of Visa's Class A common stock upon any transfer to a person other than a Visa member or an affiliate of a Visa member. During the second quarter of 2024, the Company donated the equivalent of 35,620 Visa Class A shares to the BOKF Foundation and sold 31,120 Visa Class A shares recognizing a $10 million charitable contribution and $18.7 million in pre-tax gains. The Company recognized an unrealized gain of $34.9 million on the remaining Visa Class C common shares during the second quarter based on the closing price of Visa Class A common stock as evidence of orderly transactions between market participants for similar securities issued by Visa. The Company sold the remaining Visa Class C shares (equal to 133,472 Visa Class A common shares) during the third quarter and recorded a realized pre-tax gain of $3.1 million. The Visa Class B-2 shares carry over the restrictions associated with the former Visa Class B-1 shares. See Note 6 to the Consolidated Financial Statements.

Bank-Owned Life Insurance

We have approximately $414 million of bank-owned life insurance at September 30, 2024. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $318 million is held in separate accounts and $95 million represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio's investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. As of September 30, 2024, the fair value of investments held in separate accounts covered by the stable value wrap was approximately $300 million. Since the underlying fair value of the investments held in separate accounts at September 30, 2024, was below the net book value of the investments, $17 million of cash surrender value was supported by the stable value wrap. The remaining $2.1 million of fair value held in separate accounts is not supported by the stable value wrap. The stable value wrap is provided by an investment grade financial institution.
Loans

The aggregate loan portfolio before allowance for loan losses totaled $24.0 billion at September 30, 2024, a decrease of $569 million compared to June 30, 2024, largely due to a reduction in commercial loans, partially offset by an increase in commercial real estate loan balances and loans to individuals.

Table 12 – Loans
(In thousands)

	Sep. 30, 2024	June 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023
Commercial:
Healthcare	$4,149,069	$4,231,058	$4,245,939	$4,143,233	$4,083,134
Services	3,573,670	3,577,144	3,529,421	3,576,223	3,566,361
Energy	3,126,635	3,451,485	3,443,719	3,437,101	3,490,602
General business	4,028,548	4,363,722	3,913,788	3,647,212	3,579,742
Total commercial	14,877,922	15,623,409	15,132,867	14,803,769	14,719,839

Commercial real estate:
Multifamily	2,109,445	1,997,282	1,960,839	1,872,760	1,734,688
Industrial	1,270,928	1,214,991	1,343,970	1,475,165	1,432,629
Office	815,966	876,897	901,105	909,442	981,876
Retail	521,874	547,706	543,735	592,632	608,073
Residential construction and land development	105,048	88,252	83,906	95,052	100,465
Other commercial real estate	365,394	358,447	403,122	392,596	383,569
Total commercial real estate	5,188,655	5,083,575	5,236,677	5,337,647	5,241,300

Loans to individuals:
Residential mortgage	2,370,293	2,281,226	2,192,584	2,160,640	2,090,992
Residential mortgage guaranteed by U.S. government agencies	127,747	131,825	139,456	149,807	161,092
Personal	1,420,444	1,433,546	1,470,976	1,453,105	1,510,795
Total loans to individuals	3,918,484	3,846,597	3,803,016	3,763,552	3,762,879

Total	$23,985,061	$24,553,581	$24,172,560	$23,904,968	$23,724,018

Commercial

Commercial loans represent loans for working capital, facilities acquisition or expansion, purchases of equipment, and other needs of commercial customers primarily located within our geographical footprint. These loans are underwritten individually and represent ongoing relationships based on a thorough knowledge of the customer, the customer's industry and market. While commercial loans are generally secured by the customer's assets including real property, inventory, accounts receivable, operating equipment, interests in mineral rights, and other property and may also include personal guarantees of the owners and related parties, the primary source of repayment of the loans is the ongoing cash flow from operations of the customer's business. In addition, revolving lines of credit are generally governed by a borrowing base. Inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with commercial lending policies.

Commercial loans totaled $14.9 billion, or 62% of the loan portfolio at September 30, 2024, a $745 million decrease compared to June 30, 2024, primarily due to a decrease in energy, general business and healthcare loan balances.

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

Supporting the energy industry with loans to producers and other energy-related entities has been a hallmark of the Company since its founding and represents a large portion of our commercial loan portfolio. In addition, energy production and related industries have a significant impact on the economy in our primary markets. Loans collateralized by oil and gas properties are subject to a semi-annual engineering review by our internal staff of petroleum engineers. This review is used as the basis for developing the expected cash flows supporting the loan amount. The projected cash flows are discounted according to risk characteristics of the underlying oil and gas properties. Loans are evaluated to demonstrate with reasonable certainty that crude oil, natural gas, and natural gas liquids can be recovered from known oil and gas reservoirs under existing economic and operating conditions at current pricing levels and with existing conventional equipment and operating methods and costs. As part of our evaluation of credit quality, we analyze rigorous stress tests over a range of commodity prices and take proactive steps to mitigate risk when appropriate.

Outstanding energy loan balances totaled $3.1 billion, or 13% of total loans at September 30, 2024, a $325 million decrease compared to June 30, 2024. This decrease was primarily due to a more accommodative public debt market for the energy industry and merger activity in the sector.

Approximately $2.5 billion of energy loans were to oil and gas producers, a $160 million decrease compared to June 30, 2024. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. Approximately 70% of committed production loans are secured by properties primarily producing oil, and 30% of the committed production loans are secured by properties primarily producing natural gas.

Loans to midstream oil and gas companies totaled $406 million at September 30, 2024, a $132 million decrease compared to June 30, 2024. Loans to borrowers that provide services to the energy industry totaled $192 million at September 30, 2024, a decrease of $28 million compared to the prior quarter. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales, totaled $38 million, a $4.9 million decrease compared to June 30, 2024.

Unfunded energy loan commitments were $4.5 billion at September 30, 2024, a $95 million increase over June 30, 2024.

The healthcare sector of the loan portfolio totaled $4.1 billion, or 17% of total loans. Healthcare loans decreased $82 million compared to June 30, 2024. Healthcare sector loans consist primarily of loans for the development and operation of senior housing and care facilities including independent living, assisted living and skilled nursing. Generally we loan to borrowers with a portfolio of multiple facilities that serves to help diversify risks specific to a single facility.
The services sector of the loan portfolio totaled $3.6 billion, or 15% of total loans, a $3.5 million decrease compared to the prior quarter. Service sector loans consist of a large number of loans to a variety of businesses including Native American tribal and state and local municipal government entities, Native American tribal casino operations, foundations and not-for-profit organizations, educational services, and specialty trade contractors. Approximately $1.4 billion of the services category is made up of loans with individual balances of less than $10 million. Services sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer's business.

General business loans totaled $4.0 billion, or 17% of total loans, a decrease of $335 million compared to the prior quarter. General business loans consist of $2.6 billion of wholesale/retail loans and $1.5 billion of loans from other commercial industries.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of $100 million or more and with three or more non-affiliated banks as participants. At September 30, 2024, the outstanding principal balance of these loans totaled $5.6 billion, including $2.1 billion of energy loans. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 20% of our shared national credits, based on dollars committed. We hold shared national credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management's quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

Commercial Real Estate

Commercial real estate represents loans for the construction of buildings or other improvements to real estate and property held by borrowers for investment purposes generally within our geographical footprint. We require collateral values in excess of the loan amounts, demonstrated cash flows in excess of expected debt service requirements, equity investment in the project and a portion of the project already sold, leased, or permanent financing already secured. The expected cash flows from all significant new or renewed income producing property commitments are stress tested to reflect the risks in varying interest rates, vacancy rates and rental rates. As with commercial loans, inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with applicable lending policies.

Outstanding commercial real estate loan balances totaled $5.2 billion, or 22% of total loans at September 30, 2024, an increase of $105 million compared to June 30, 2024. Loans secured by multifamily properties increased by $112 million to $2.1 billion. Loans secured by industrial facilities increased by $56 million to $1.3 billion, and construction and land development loans increased by $17 million to $105 million. These increases were partially offset by a $61 million decrease in loans secured by office facilities and a $26 million decrease in loans secured by retail facilities.

Approximately 66% of loans in this segment are in our geographic footprint based on collateral location. The largest concentration of loans in this segment outside our footprint is Utah, totaling 10% of the segment. All other states represent less than 5% individually.

Unfunded commercial real estate loan commitments were $1.7 billion at September 30, 2024, an increase of $131 million compared to June 30, 2024. We take a disciplined approach to managing our concentration of commercial real estate loan commitments as a percentage of capital.
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

Loans to individuals totaled $3.9 billion, or 16% of the loan portfolio, an increase of $72 million compared to June 30, 2024. Approximately 90% of the loans in this segment are secured by collateral located within our geographical footprint. Loans for which the collateral location is less relevant, such as unsecured loans, are categorized by the borrower's primary location.

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Company are centrally managed by the Oklahoma market.

Table 13 – Loans Managed by Primary Geographical Market
(In thousands)

	Sep. 30, 2024	June 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023
Texas:
Commercial	$7,437,800	$7,879,143	$7,515,070	$7,384,107	$7,249,963
Commercial real estate	1,816,276	1,754,087	1,935,728	1,987,037	1,873,477
Loans to individuals	880,213	908,920	964,464	914,134	961,299
Total Texas	10,134,289	10,542,150	10,415,262	10,285,278	10,084,739

Oklahoma:
Commercial	3,440,385	3,619,136	3,478,146	3,275,907	3,384,627
Commercial real estate	557,025	556,971	605,419	606,515	601,087
Loans to individuals	2,367,725	2,273,240	2,176,268	2,147,782	2,100,974
Total Oklahoma	6,365,135	6,449,347	6,259,833	6,030,204	6,086,688

Colorado:
Commercial	2,175,540	2,220,887	2,244,416	2,273,179	2,219,460
Commercial real estate	835,478	806,522	766,100	769,329	710,552
Loans to individuals	216,938	217,990	221,291	228,257	227,569
Total Colorado	3,227,956	3,245,399	3,231,807	3,270,765	3,157,581

Arizona:
Commercial	1,064,380	1,104,875	1,149,394	1,143,682	1,173,491
Commercial real estate	1,115,928	1,045,837	1,007,972	1,003,331	1,014,151
Loans to individuals	218,340	208,419	218,664	248,873	260,282
Total Arizona	2,398,648	2,359,131	2,376,030	2,395,886	2,447,924

Kansas/Missouri:
Commercial	306,370	336,232	320,609	331,179	307,725
Commercial real estate	438,424	482,249	497,036	511,947	547,708
Loans to individuals	158,524	157,750	141,767	144,958	132,137
Total Kansas/Missouri	903,318	976,231	959,412	988,084	987,570

New Mexico:
Commercial	324,605	318,711	317,651	291,736	297,714
Commercial real estate	386,037	367,678	352,559	389,106	405,989
Loans to individuals	64,511	67,747	67,814	67,485	69,418
Total New Mexico	775,153	754,136	738,024	748,327	773,121

Arkansas:
Commercial	128,842	144,425	107,581	103,979	86,859
Commercial real estate	39,487	70,231	71,863	70,382	88,336
Loans to individuals	12,233	12,531	12,748	12,063	11,200
Total Arkansas	180,562	227,187	192,192	186,424	186,395

Total BOK Financial loans	$23,985,061	$24,553,581	$24,172,560	$23,904,968	$23,724,018

Off-Balance Sheet Commitments

We enter into certain off-balance sheet arrangements in the normal course of business as shown in Table 14. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower's financial condition, collateral value, or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

Table 14 – Off-Balance Sheet Credit Commitments
(In thousands)

	Sep. 30, 2024	June 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023
Loan commitments	$14,555,282	$14,114,288	$14,433,786	$14,793,025	$14,404,610
Standby letters of credit	735,420	736,527	733,903	710,543	759,563
Unpaid principal balance of residential mortgage loans sold with recourse	35,140	36,582	37,891	39,333	40,369
Unpaid principal balance of residential mortgage loans transferred into mortgage-backed securities guaranteed by U.S. Dept. of Veterans Affairs	933,989	942,658	950,115	959,256	970,469
Customer Hedging Programs

We offer programs that permit our customers to hedge various risks, including fluctuations in energy, interest rates, foreign exchange rates, and other commodities with derivative contracts. Each of these programs work essentially the same way. Derivative contracts are executed between the customers and the Company. Offsetting contracts are executed between the Company and selected counterparties to minimize market risk due to changes in commodity prices, interest rates, or foreign exchange rates. The counterparty contracts are identical to the customer contracts except for a fixed pricing spread or a fee paid to us as compensation for administrative costs, credit risk, and profit.

The customer hedging programs create credit risk for potential amounts due to the Company from our customers and from the counterparties. Customer credit risk is monitored through existing credit policies and procedures. The effects of changes in commodity prices, interest rates, or foreign exchange rates are evaluated across a range of possible scenarios to determine the maximum exposure we are willing to have individually to any customer. Customers may also be required to provide cash margin or other collateral in conjunction with our credit agreements to further limit our credit risk.

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

Derivative contracts are carried at fair value. At September 30, 2024, the net fair value of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $415 million compared to $339 million at June 30, 2024. At September 30, 2024, the net fair value of our derivative contracts included $290 million for energy contracts, $68 million for foreign exchange contracts, and $57 million for interest rate swaps. The aggregate net fair value of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $393 million at September 30, 2024, and $327 million at June 30, 2024.

At September 30, 2024, total derivative assets were reduced by $109 million of cash collateral received from counterparties and total derivative liabilities were reduced by $118 thousand of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement. Derivative contracts executed with customers may be secured by non-cash collateral in conjunction with a credit agreement with that customer, such as proven producing oil and gas properties. Access to this collateral in an event of default is reasonably assured.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at September 30, 2024, follows in Table 15.

Table 15 – Fair Value of Derivative Contracts
(In thousands)

Exchanges and clearing organizations	$207,126
Customers	57,233
Banks and other financial institutions	41,895
Fair value of customer risk management program asset derivative contracts, net	$306,254

At September 30, 2024, our largest derivative exposure was to an exchange for $165 million of net energy derivative positions, net of cash margin.

Our customer hedging program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits which may incur additional funding costs. Also, changes in commodity prices affect risk-weighted assets and total assets which in turn impacts regulatory capital ratios. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices to an equivalent of $50.64 per barrel of oil would decrease the fair value of derivative assets by $2.5 million, with lending customers comprising the bulk of the assets. An increase in prices to an equivalent of $85.70 per barrel of oil would increase the fair value of derivative assets by $532 million as asset values rise faster than margin paid. Liquidity requirements of this program may also be affected by our credit rating. At September 30, 2024, a decrease in our credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $10 million.

The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of September 30, 2024, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.

Summary of Credit Loss Experience

Table 16 – Summary of Credit Loss Experience
(Dollars in thousands)

	Three Months Ended
	Sep. 30, 2024	June 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023
Allowance for loan losses:
Beginning balance	$287,826	$281,623	$277,123	$272,114	$262,714
Loans charged off	(2,496)	(7,940)	(7,060)	(5,007)	(10,593)
Recoveries of loans previously charged off	2,550	995	1,600	911	4,062
Net loans charged off	54	(6,945)	(5,460)	(4,096)	(6,531)
Provision for credit losses	(3,424)	13,148	9,960	9,105	15,931
Ending balance	$284,456	$287,826	$281,623	$277,123	$272,114

Accrual for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$42,336	$47,319	$48,977	$52,604	$59,940
Provision for credit losses	5,430	(4,983)	(1,658)	(3,627)	(7,336)
Ending balance	$47,766	$42,336	$47,319	$48,977	$52,604

Accrual for off-balance sheet credit risk associated with mortgage banking activities:
Beginning balance	$3,069	$3,224	$3,492	$2,962	$4,443
Net loans charged off	(29)	(2)	(3)	—	(7)
Provision for credit losses	47	(153)	(265)	530	(1,474)
Ending balance	$3,087	$3,069	$3,224	$3,492	$2,962

Allowance for credit losses related to investment (held-to-maturity) securities:
Beginning balance	$287	$299	$336	$344	$465
Provision for credit losses	(53)	(12)	(37)	(8)	(121)
Ending balance	$234	$287	$299	$336	$344

Total provision for credit losses	$2,000	$8,000	$8,000	$6,000	$7,000
Average loans by portfolio segment :
Commercial	$15,076,308	$15,516,238	$14,992,639	$14,680,001	$14,527,676
Commercial real estate	5,257,842	5,048,704	5,188,152	5,293,021	5,172,876
Loans to individuals	3,970,734	3,820,211	3,767,776	3,732,086	3,713,756
Net charge-offs (annualized) to average loans	—%	0.11%	0.09%	0.07%	0.11%
Net charge-offs (annualized) to average loans by portfolio segment:
Commercial	(0.02)%	0.15%	0.09%	0.08%	0.18%
Commercial real estate	(0.02)%	0.01%	0.10%	—%	(0.07)%
Loans to individuals	0.09%	0.08%	0.10%	0.11%	0.10%
Recoveries to gross charge-offs	102.16%	12.53%	22.66%	18.19%	38.35%
Provision for loan losses (annualized) to average loans	(0.06)%	0.22%	0.17%	0.15%	0.27%
Allowance for loan losses to loans outstanding at period end	1.19%	1.17%	1.17%	1.16%	1.15%
Accrual for unfunded loan commitments to loan commitments	0.33%	0.30%	0.33%	0.33%	0.37%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period end	1.39%	1.34%	1.36%	1.36%	1.37%

Allowance for Loan Losses and Accrual for Off-Balance Sheet Credit Risk from Unfunded Loan Commitments
Expected credit losses on assets carried at amortized cost are recognized over their expected lives based on models that measure the probability of default and loss given default over a 12-month reasonable and supportable forecast period. Models incorporate base case, downside and upside macroeconomic variables such as real GDP growth, civilian unemployment rate, commercial real estate vacancy rates, and WTI oil prices on a probability weighted basis. See Note 4 to the Consolidated Financial Statements for additional discussion of methodology of allowance for loan losses.
Non-pass grade loans, including loans especially mentioned, accruing substandard and nonaccruing loans, increased $19 million over June 30, 2024. Non-pass grade commercial real estate loans increased $43 million. Non-pass grade energy loans decreased $18 million. A summary of outstanding loan balances by risk grade is included in Note 4 to the Consolidated Financial Statements.
The provision for credit losses of $2.0 million in the third quarter of 2024 reflects continued strong credit quality, net loan paydowns, and relatively minor changes in economic forecast scenario assumptions. The allowance for loan losses totaled $284 million, or 1.19% of outstanding loans at September 30, 2024. Excluding residential mortgage loans guaranteed by U.S. government agencies, the allowance for loan losses was 366% of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $332 million, or 1.39% of outstanding loans and 427% of nonaccruing loans at September 30, 2024.
The probability weighting of all scenarios in our reasonable and supportable forecast remained unchanged compared to the prior quarter. The sensitivity to management's economic scenario weighting may be quantified by comparing the results of weighting each economic scenario at 100%. For example, compared to a 100% base case scenario, a 100% downside case would result in an additional $172 million in quantitative reserve, while a 100% upside case would result in $18 million less quantitative reserve at September 30, 2024. Such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related allowance.
The Company recorded an $8.0 million provision for credit losses in the second quarter of 2024. The allowance for loan losses was $288 million, or 1.17% of outstanding loans at June 30, 2024. Excluding residential mortgage loans guaranteed by U.S. government agencies, the allowance for loan losses was 342% of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $330 million, or 1.34% of outstanding loans and 393% of nonaccruing loans.

A summary of macroeconomic variables considered in developing our estimate of expected credit losses at September 30, 2024 follows:

	Base	Downside	Upside
Scenario probability weighting	50%	35%	15%
Economic outlook
Geopolitical conflicts remain isolated.

There are five rate cuts over the next four quarters, bringing the federal funds target range to 3.50% to 3.75% by the end of the third quarter of 2025.

Core inflation continues to improve from the previous peaks and reaches 2.5% by the third quarter of 2025.

Job openings continue to normalize, and overall hiring levels decline, causing the national unemployment rate to modestly increase over the next four quarters. Inflation pressures ease and help stabilize real household income. A restrictive credit environment slows economic activity and results in below-trend GDP growth.

Geopolitical conflicts remain isolated.

The Federal Reserve is forced to adopt an accommodative monetary policy compared to the base case scenario and cut the federal funds rate significantly to encourage economic activity and job creation. In total, there are nine rate cuts over the next four quarters bringing the target range to 2.50% to 2.75% by the end of the third quarter of 2025.

Tight monetary conditions result in declines in consumer spending while a restrictive credit environment decreases private sector investment. This pushes the United States into a recession, with a contraction in economic activity and a sharp increase in the unemployment rate.

Geopolitical conflicts remain isolated.

There are six rate cuts over the next four quarters, bringing the target range to 3.25% to 3.50% by the end of the third quarter of 2025.

Core inflation continues to improve from the previous peaks and reaches 2.3% by the third quarter of 2025.

Labor force participants continue to re-enter the job market to help fill the elevated level of job openings. The increase in employment helps maintain household income above its pre-pandemic trend. This supports consumer spending and produces GDP growth consistent with pre-pandemic levels.

Macro-economic factors
–GDP is forecasted to grow by 1.9% over the next 12 months.
–Civilian unemployment rate of 4.2% in the fourth quarter of 2024 increases to 4.3% by the third quarter of 2025.
–WTI oil prices are projected to generally follow the NYMEX forward curve that existed at the end of September 2024 and are expected to average $67.23 per barrel over the next 12 months.

–GDP is forecasted to contract 1.8% over the next twelve months.
–Civilian unemployment rate of 4.8% in the fourth quarter of 2024 increases to 6.6% in the third quarter of 2025.
–WTI oil prices are projected to average $46.70 over the next 12 months, with a peak of $50.47 in the fourth quarter of 2024 and falling 15% over the following three quarters.

–GDP is forecasted to grow by 2.2% over the next 12 months.
–Civilian unemployment rate of 4.2% in the fourth quarter of 2024 decreases to 4.0% by the third quarter of 2025.
–WTI oil prices are projected to average $66.00 per barrel over the next 12 months.

Net Loans Charged Off

Net recoveries were $54 thousand, or less than 0.01% of average loans on an annualized basis, in the third quarter. Net charge-offs of loans to individuals include deposit account overdraft losses. Net charge-offs were $6.9 million, or 0.11% of average loans on an annualized basis, in the second quarter of 2024.

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

Allowance for Credit Losses Related to Investment (Held-to-Maturity) Securities

The expected credit losses principles apply to all financial assets measured at cost, including our investment (held-to-maturity) debt securities portfolio. Our investment portfolio includes municipal and other tax-exempt securities and other debt securities. Expected credit losses for these assets are based on the probability of default and loss given default assumptions that align with similarly graded loans. Qualitative adjustment may be used, if necessary.

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

Table 17 – Nonperforming Assets
(Dollars in thousands)

	Sep. 30, 2024	June 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023
Nonaccruing loans:
Commercial:
Healthcare	$15,927	$20,845	$49,307	$81,529	$41,836
Energy	28,986	28,668	14,991	17,843	19,559
Services	1,425	3,165	3,319	3,616	2,820
General business	5,334	5,756	7,003	7,143	6,483
Total commercial	51,672	58,434	74,620	110,131	70,698

Commercial real estate	12,364	12,883	22,087	7,320	7,418

Loans to individuals:
Residential mortgage	13,688	12,627	13,449	18,056	30,954
Residential mortgage guaranteed by U.S. government agencies	6,520	6,617	9,217	9,709	10,436
Personal	71	122	142	253	79
Total loans to individuals	20,279	19,366	22,808	28,018	41,469
Total nonaccruing loans	84,315	90,683	119,515	145,469	119,585
Real estate and other repossessed assets	2,625	2,334	2,860	2,875	3,753
Total nonperforming assets	$86,940	$93,017	$122,375	$148,344	$123,338
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$80,420	$86,400	$113,158	$138,635	$112,902

Allowance for loan losses to nonaccruing loans[1]	365.65%	342.38%	255.33%	204.13%	249.31%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to nonaccruing loans[1]	427.05%	392.74%	298.23%	240.20%	297.50%
Nonperforming assets to outstanding loans and repossessed assets	0.36%	0.38%	0.51%	0.62%	0.52%
Nonperforming assets to outstanding loans and repossessed assets[1]	0.34%	0.35%	0.47%	0.58%	0.48%
Nonaccruing loans to outstanding loans	0.35%	0.37%	0.49%	0.61%	0.50%
Nonaccruing commercial loans to outstanding commercial loans	0.35%	0.37%	0.49%	0.74%	0.48%
Nonaccruing commercial real estate loans to outstanding commercial real estate loans	0.24%	0.25%	0.42%	0.14%	0.14%
Nonaccruing loans to individuals to outstanding loans to individuals[1]	0.36%	0.34%	0.37%	0.51%	0.86%
1     Excludes residential mortgages guaranteed by U.S. government agencies.
Nonaccruing loans decreased $6.4 million compared to June 30, 2024. New nonaccruing loans identified in the third quarter totaled $26 million, offset by $29 million in payments received and $2.5 million of charge-offs. Nonaccruing healthcare loans decreased $4.9 million and nonaccruing services loans decreased $1.7 million, partially offset by a $1.1 million increase in nonaccruing residential mortgage loans. The Company generally retains nonperforming assets to maximize potential recovery, which may cause future nonperforming assets to decrease more slowly.

A rollforward of nonperforming assets for the three and nine months ended September 30, 2024, follows in Table 18.

Table 18 – Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	September 30, 2024
	Nonaccruing Loans				Real Estate and Other Repossessed Assets	Total Nonperforming Assets
	Commercial	Commercial Real Estate	Loan to Individuals	Total
Balance, June 30, 2024	$58,434	$12,883	$19,366	$90,683	$2,334	$93,017
Additions	21,529	—	4,361	25,890	—	25,890
Payments	(27,249)	(519)	(1,551)	(29,319)	—	(29,319)
Charge-offs	(856)	—	(1,640)	(2,496)	—	(2,496)
Net gains (losses) and write-downs	—	—	—	—	(4)	(4)
Foreclosure of nonperforming loans	(186)	—	(177)	(363)	363	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(285)	(285)	—	(285)
Proceeds from sales	—	—	—	—	(68)	(68)
Net transfers to nonaccruing loans	—	—	275	275	—	275
Return to accrual status	—	—	(70)	(70)	—	(70)
Balance, September 30, 2024	$51,672	$12,364	$20,279	$84,315	$2,625	$86,940

	Nine Months Ended
	September 30, 2024
	Nonaccruing Loans				Real Estate and Other Repossessed Assets	Total Nonperforming Assets
	Commercial	Commercial Real Estate	Loan to Individuals	Total
Balance, Dec. 31, 2023	$110,131	$7,320	$28,018	$145,469	$2,875	$148,344
Additions	45,291	18,766	10,430	74,487	—	74,487
Payments	(61,980)	(12,267)	(5,482)	(79,729)	—	(79,729)
Charge-offs	(11,487)	(1,455)	(4,554)	(17,496)	—	(17,496)
Net gains (losses) and write-downs	—	—	—	—	138	138
Foreclosure of nonperforming loans	(186)	—	(254)	(440)	440	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(1,611)	(1,611)	—	(1,611)
Proceeds from sales	—	—	—	—	(828)	(828)
Net transfers to nonaccruing loans	—	—	(1,707)	(1,707)	—	(1,707)
Return to accrual status	(30,097)	—	(4,561)	(34,658)	—	(34,658)
Balance, September 30, 2024	$51,672	$12,364	$20,279	$84,315	$2,625	$86,940
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

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets totaled $2.6 million at September 30, 2024, largely unchanged compared to June 30, 2024. Real estate and other repossessed assets were composed primarily of $2.1 million of land for commercial real estate development.

Liquidity and Capital

Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs. Based on the average balances for the third quarter of 2024, approximately 72% of our funding was provided by deposit accounts, 14% from borrowed funds, 11% from equity, and less than 1% from long-term subordinated debt.

Subsidiary Bank

Deposits and borrowed funds are the primary sources of liquidity for BOKF, NA, the wholly owned subsidiary bank of BOK Financial. We compete for retail and commercial deposits by offering a broad range of products and services and focusing on customer convenience. Retail deposit growth is supported through personal and small business checking, online bill paying services, mobile banking services, an extensive network of branch locations and ATMs, and our ExpressBank call center. Commercial deposit growth is supported by offering treasury management and lockbox services. We also acquire brokered deposits when the cost of funds is advantageous to other funding sources.

Average deposits for the third quarter of 2024 totaled $36.8 billion, a $1.1 billion increase over the second quarter of 2024. Interest-bearing transaction account balances grew by $980 million and time deposit balances were up $252 million. Demand deposit balances decreased $113 million compared to the prior quarter.

Table 19 – Average Deposits by Line of Business
(In thousands)

	Three Months Ended
	Sep. 30, 2024	June 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023
Commercial Banking	$17,131,237	$16,189,003	$15,730,241	$15,493,326	$15,115,313
Consumer Banking	8,136,312	8,073,782	7,901,167	7,890,032	7,936,186
Wealth Management	9,837,888	9,551,307	9,237,965	8,085,643	7,886,962
Subtotal	35,105,437	33,814,092	32,869,373	31,469,001	30,938,461
Funds Management and other	1,654,860	1,839,131	2,156,518	2,207,212	2,349,436
Total	$36,760,297	$35,653,223	$35,025,891	$33,676,213	$33,287,897

Average Commercial Banking deposits increased $942 million over the second quarter of 2024. Interest-bearing transaction account balances increased $1.0 billion, while demand deposit balances decreased $99 million. Our Commercial deposit portfolio is highly diversified across industries and customers. The highest concentration by industry within our Commercial deposit portfolio is our energy customers representing 9% of our total deposits.

Average Consumer Banking deposit balances increased $63 million over the prior quarter. A $153 million increase in time deposit balances was partially offset by a $41 million decrease in interest-bearing transaction account balances and a $37 million decrease in demand deposit balances.

Average Wealth Management deposits increased $287 million over the second quarter of 2024. Time deposit balances increased $190 million, interest-bearing transaction account balances increased $62 million, and demand deposit balances increased $32 million.

Average brokered deposits were 5% of total deposits during the third quarter of 2024. Excluding the reciprocal component, brokered deposits represented 1% of total deposits. Beginning in the first quarter of 2024, reciprocal deposit balances exceeded the $5 billion general threshold as defined by the FDIC. Reciprocal deposit balances in excess of the $5 billion general threshold are included as brokered deposits for regulatory reporting purposes. Growth in brokered deposits during the quarter was primarily related to growth in reciprocal deposit balances. Average interest-bearing transaction accounts for the third quarter included $1.7 billion of brokered deposits, a $423 million increase over the second quarter of 2024. Average time deposits for the third quarter of 2024 included $262 million of brokered deposits, a $123 million decrease compared to the second quarter of 2024. Period end brokered interest-bearing transaction accounts increased $125 million to $1.7 billion at September 30, 2024, and brokered time deposits increased $75 million to $316 million at September 30, 2024.

The distribution of our period end deposit account balances among principal markets follows in Table 20.

Table 20 – Period End Deposits by Principal Market Area
(In thousands)

	Sep. 30, 2024	June 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023
Oklahoma:
Demand	$3,491,996	$3,721,009	$3,365,529	$3,586,091	$4,019,019
Interest-bearing:
Transaction	12,474,626	12,115,793	12,362,193	10,929,704	9,970,955
Savings	490,957	496,289	509,775	500,313	508,619
Time	2,462,463	2,157,778	2,136,583	1,984,336	2,019,749
Total interest-bearing	15,428,046	14,769,860	15,008,551	13,414,353	12,499,323
Total Oklahoma	18,920,042	18,490,869	18,374,080	17,000,444	16,518,342

Texas:
Demand	2,228,690	2,448,433	2,201,561	2,306,334	2,599,998
Interest-bearing:
Transaction	6,191,794	5,425,670	5,125,834	5,035,856	5,046,288
Savings	152,392	150,812	157,108	155,652	154,863
Time	648,796	626,724	605,526	492,753	436,218
Total interest-bearing	6,992,982	6,203,206	5,888,468	5,684,261	5,637,369
Total Texas	9,221,672	8,651,639	8,090,029	7,990,595	8,237,367

Colorado:
Demand	1,195,637	1,244,848	1,316,971	1,633,672	1,598,622
Interest-bearing:
Transaction	1,935,685	1,921,671	1,951,232	1,921,605	1,888,026
Savings	56,275	61,184	63,675	67,646	63,129
Time	279,887	261,237	237,656	201,393	185,030
Total interest-bearing	2,271,847	2,244,092	2,252,563	2,190,644	2,136,185
Total Colorado	3,467,484	3,488,940	3,569,534	3,824,316	3,734,807

New Mexico:
Demand	628,594	661,677	683,643	794,467	853,571
Interest-bearing:
Transaction	1,275,502	1,323,750	1,085,946	886,089	1,049,903
Savings	90,867	92,910	95,944	95,453	97,753
Time	336,830	314,133	298,556	258,195	217,535
Total interest-bearing	1,703,199	1,730,793	1,480,446	1,239,737	1,365,191
Total New Mexico	2,331,793	2,392,470	2,164,089	2,034,204	2,218,762

Arizona:
Demand	435,553	448,587	502,143	524,167	522,142
Interest-bearing:
Transaction	1,237,811	1,227,895	1,181,539	1,174,715	903,535
Savings	11,228	11,542	12,024	11,636	12,340
Time	59,508	56,102	46,962	41,884	36,689
Total interest-bearing	1,308,547	1,295,539	1,240,525	1,228,235	952,564
Total Arizona	1,744,100	1,744,126	1,742,668	1,752,402	1,474,706

	Sep. 30, 2024	June 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023
Kansas/Missouri:
Demand	255,950	291,045	316,041	326,496	351,236
Interest-bearing:
Transaction	1,134,544	1,040,114	985,706	966,166	981,091
Savings	11,896	14,998	13,095	13,821	14,331
Time	35,316	32,921	30,411	23,955	22,437
Total interest-bearing	1,181,756	1,088,033	1,029,212	1,003,942	1,017,859
Total Kansas/Missouri	1,437,706	1,379,078	1,345,253	1,330,438	1,369,095

Arkansas:
Demand	23,824	24,579	28,168	25,266	29,635
Interest-bearing:
Transaction	62,249	52,149	55,735	49,966	57,381
Savings	3,092	2,754	2,776	2,564	2,898
Time	15,156	15,040	11,215	9,506	9,559
Total interest-bearing	80,497	69,943	69,726	62,036	69,838
Total Arkansas	104,321	94,522	97,894	87,302	99,473
Total BOK Financial deposits	$37,227,118	$36,241,644	$35,383,547	$34,019,701	$33,652,552

Estimated uninsured deposits totaled $19.4 billion, or 52% of our total deposits, at September 30, 2024. In addition to insured deposits, we also hold $3.4 billion of collateralized deposits. Municipalities, Native American tribal governments, and certain trust-related deposits are all required to be collateralized. Excluding the impact of collateralized deposits and deposits related to consolidated subsidiaries, our uninsured and uncollateralized deposit level is $15.1 billion or 41% of total deposits at September 30, 2024.

In addition to deposits, liquidity is provided primarily by federal funds purchased, securities repurchase agreements, and Federal Home Loan Banks borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers' banks and Federal Home Loan Banks from across the country. The largest single source of wholesale federal funds purchased totaled $250 million at September 30, 2024. Securities repurchase agreements generally mature within 90 days and are secured by certain available-for-sale and trading securities. Federal Home Loan Banks borrowings are generally short-term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and agency mortgage-backed securities, 1-4 family residential mortgage loans, multifamily, and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $6.3 billion during the quarter, compared to $7.1 billion in the second quarter of 2024.

At September 30, 2024, management estimates a total potential secured borrowing capacity of approximately $27.6 billion. This includes current available secured capacity of $22.8 billion from the use of programs available to U.S. banks from the Federal Home Loan Banks and Federal Reserve Banks and an estimated $4.8 billion of other sources that could be converted into additional secured capacity.

A summary of other borrowings for BOK Financial on a consolidated basis follows in Table 21.

Table 21 – Borrowed Funds
(Dollars in thousands)

		Three Months Ended September 30, 2024				Three Months Ended June 30, 2024
	Sep. 30, 2024	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	June 30, 2024	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter

Funds purchased	$526,099	$635,041	4.08%	$733,352	$598,315	$509,514	4.86%	$600,178
Repurchase agreements	217,804	381,647	3.56%	217,804	215,443	1,328,809	4.05%	1,627,169
Other borrowings:
FHLB advances	4,700,000	6,336,958	5.55%	5,000,000	6,500,000	7,125,275	5.57%	6,600,000
GNMA repurchase liability	16,526	15,547	4.22%	16,526	14,722	12,031	4.58%	14,722
Other	13,354	13,541	6.85%	13,745	13,816	13,922	6.90%	14,067
Total other borrowings	4,729,880	6,366,046	5.55%		6,528,538	7,151,228	5.58%
Subordinated debentures[1]	131,188	131,155	7.15%	131,188	131,156	131,156	7.07%	131,156
Total other borrowed funds and subordinated debentures	$5,604,971	$7,513,889	5.35%		$7,473,452	$9,120,707	5.34%
1 Parent Company only.
BOKF, NA also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold into GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors if delinquent loans are not repurchased from the GNMA mortgage pools.
Parent Company

At September 30, 2024, cash and interest-bearing cash and cash equivalents held by the parent company totaled $217 million. The primary sources of liquidity for BOK Financial are cash on hand and dividends from BOKF, NA. Dividends from the bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At September 30, 2024, based upon the most restrictive limitations as well as management's internal capital policy, BOKF, NA could declare up to $609 million of dividends. Dividend constraints may be alleviated through increases in retained earnings, capital issuances, or changes in risk weighted assets. Future losses or increases in required regulatory capital at the bank could affect its ability to pay dividends to the parent company.

Our equity capital at September 30, 2024, was $5.6 billion, a $383 million increase compared to June 30, 2024. Net income less cash dividends paid increased equity $105 million during the third quarter of 2024. Changes in interest rates resulted in a $270 million improvement in the accumulated other comprehensive loss compared to June 30, 2024. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings including expected benefits from lower federal income tax rates, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt or perpetual preferred stock issuance, share repurchase, and stock and cash dividends.

On November 1, 2022, the board of directors authorized the Company to purchase up to five million common shares, subject to market conditions, securities law, and other regulatory compliance limitations. As of September 30, 2024, the Company had repurchased 3,457,020 shares under this authorization. No shares were repurchased during the third quarter of 2024. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.

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

A summary of minimum capital requirements, including a capital conservation buffer, follows in Table 22. A bank which falls below these levels, including the capital conservation buffer, would be subject to regulatory restrictions on capital distributions (including, but not limited to, dividends and share repurchases) and executive bonus payments.

In March 2020, in response to the impact on the financial markets by the COVID-19 pandemic, the banking agencies issued an interim final rule permitting banking organizations that implement the CECL model the option to delay for two years an estimate of the CECL methodology's effect on regulatory capital, followed by a three-year transition period. The estimate includes the implementation date adjustment as of January 1, 2020 plus an estimate of the impact of the change for a two year period following implementation of CECL. We elected to delay the regulatory capital impact of the transition in accordance with the interim final rule. Deferral of the impact of CECL added 3 basis points to the Company's common equity Tier 1 capital at September 30, 2024.

Capital and other performance ratios for BOK Financial on a consolidated basis are presented in Table 22.

Table 22 – Capital and Performance Ratios

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer	Sep. 30, 2024	June 30, 2024	Sep. 30, 2023
Capital:
Common equity Tier 1	4.50%	2.50%	7.00%	12.73%	12.10%	12.06%
Tier 1 capital	6.00%	2.50%	8.50%	12.74%	12.11%	12.07%
Total capital	8.00%	2.50%	10.50%	13.91%	13.25%	13.16%
Tier 1 leverage	4.00%	N/A	4.00%	9.67%	9.39%	9.52%
Average total equity to average assets				10.65%	10.06%	9.95%
Tangible common equity ratio[1]				9.22%	8.38%	7.74%
Adjusted common tangible equity ratio[1]				9.01%	8.06%	7.35%

Performance Ratios:
Return on average equity				10.22%	12.79%	10.88%
Return on average tangible common equity[1]				12.80%	16.27%	14.08%
1    See Explanation and Reconciliation of Non-GAAP Measures following.

Off-Balance Sheet Arrangements

See Note 4 to the Consolidated Financial Statements for a discussion of the Company's significant off-balance sheet commitments.

Explanation and Reconciliation of Non-GAAP Measures

Table 23 provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 23 – Non-GAAP Measures
(Dollars in thousands)

	Sep. 30, 2024	June 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023
Reconciliation of tangible common equity ratio and adjusted tangible common equity ratio:
Total shareholders' equity	$5,612,443	$5,229,130	$5,128,751	$5,142,442	$4,814,019
Less: Goodwill and intangible assets, net	1,095,954	1,098,777	1,101,643	1,104,728	1,110,553
Tangible common equity	4,516,489	4,130,353	4,027,108	4,037,714	3,703,466
Add: Unrealized loss on investment securities, net	(132,192)	(204,636)	(185,978)	(171,903)	(246,395)
Add: Tax effect on unrealized loss on investment securities, net	31,090	48,128	43,740	40,430	57,949
Adjusted tangible common equity	$4,415,387	$3,973,845	$3,884,870	$3,906,241	$3,515,020

Total assets	$50,081,985	$50,403,457	$50,160,380	$49,824,830	$48,931,397
Less: Goodwill and intangible assets, net	1,095,954	1,098,777	1,101,643	1,104,728	1,110,553
Tangible assets	$48,986,031	$49,304,680	$49,058,737	$48,720,102	$47,820,844

Tangible common equity ratio	9.22%	8.38%	8.21%	8.29%	7.74%
Adjusted tangible common equity ratio	9.01%	8.06%	7.92%	8.02%	7.35%

Reconciliation of return on average tangible common equity:
Total average shareholders' equity	$5,446,998	$5,146,785	$5,152,061	$4,933,917	$4,902,119
Less: Average goodwill and intangible assets, net	1,097,317	1,100,139	1,103,090	1,107,949	1,112,217
Average tangible common equity	$4,349,681	$4,046,646	$4,048,971	$3,825,968	$3,789,902

Net income	$139,999	$163,713	$83,703	$82,575	$134,495

Return on average tangible common equity	12.80%	16.27%	8.31%	8.56%	14.08%

Reconciliation of pre-provision net revenue:
Net income before taxes	$173,286	$211,035	$106,889	$111,475	$167,735
Add: Provision for expected credit losses	2,000	8,000	8,000	6,000	7,000
Less: Net income (loss) attributable to non-controlling interests	(26)	19	(9)	(53)	(16)
Pre-provision net revenue	$175,312	$219,016	$114,898	$117,528	$174,751

Calculation of efficiency ratio:
Total other operating expense	$341,025	$336,690	$340,384	$384,083	$324,313
Less: Amortization of intangible assets	2,856	2,898	3,003	3,543	3,474
Numerator for efficiency ratio	$338,169	$333,792	$337,381	$380,540	$320,839

Net interest income	$308,119	$296,021	$293,572	$296,675	$300,896
Add: Tax-equivalent adjustment	2,385	2,196	2,100	2,112	2,214
Tax-equivalent net interest income	310,504	298,217	295,672	298,787	303,110
Add: Total other operating revenue	208,192	259,704	161,701	204,883	198,152
Less: Gain (loss) on available-for-sale securities, net	(691)	34	(45,171)	(27,626)	—
Denominator for efficiency ratio	$519,387	$557,887	$502,544	$531,296	$501,262

Efficiency ratio	65.11%	59.83%	67.13%	71.62%	64.01%

	Sep. 30, 2024	June 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023
Information on net interest income and net interest margin excluding trading activities:
Net interest income	$308,119	$296,021	$293,572	$296,675	$300,896
Less: Trading activities net interest income	3,751	(275)	(498)	(3,305)	(7,343)
Net interest income excluding trading activities	304,368	296,296	294,070	299,980	308,239
Add: Tax-equivalent adjustment	2,385	2,196	2,100	2,112	2,214
Tax-equivalent net interest income excluding trading activities	$306,753	$298,492	$296,170	$302,092	$310,453

Average interest-earning assets	$45,911,383	$46,019,346	$44,846,886	$44,327,237	$44,012,300
Less: Average trading activities interest-earning assets	5,802,448	5,922,891	5,371,209	5,448,403	5,444,587
Average interest-earning assets excluding trading activities	$40,108,935	$40,096,455	$39,475,677	$38,878,834	$38,567,713

Net interest margin on average interest-earning assets	2.68%	2.56%	2.61%	2.64%	2.69%
Net interest margin on average trading activities interest-earning assets	0.29%	(0.05)%	(0.07)%	(0.20)%	(0.49)%
Net interest margin on average interest-earning assets excluding trading activities	3.02%	2.94%	2.97%	3.03%	3.14%

Explanation of Non-GAAP Measures

The tangible common equity ratio and return on average tangible common equity are primarily based on total shareholders' equity, which includes unrealized gains and losses on available-for-sale securities, less intangible assets and equity that do not benefit common shareholders. The adjusted tangible common equity ratio also includes unrealized gains and losses on the investment portfolio. These measures are valuable indicators of a financial institution's capital strength since they eliminate intangible assets from shareholders' equity and retain the effect of unrealized losses on securities and other components of accumulated other comprehensive income in shareholders' equity.

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

The Asset/Liability Committee is responsible for managing market risk in accordance with policy limits established by the Board of Directors. The Committee monitors projected variation in net interest income, net income, and economic value of equity due to specified changes in interest rates. These limits also set maximum levels for short-term borrowings, short-term assets, public funds, and brokered deposits and establish minimum levels for unpledged assets, among other things. Further, the Board has approved market risk limits for fixed income trading, mortgage pipeline and mortgage servicing assets inclusive of economic hedge benefits. Exposure is measured daily and compliance is reviewed monthly. Deviations from the Board approved limits, which periodically occur throughout the reporting period, may require management to develop and execute plans to reduce exposure. These plans are subject to escalation to and approval by the Board.

The simulations used to manage market risk are based on numerous assumptions regarding the effects of changes in interest rates on the timing and extent of repricing characteristics, future cash flows, and customer behavior. These assumptions are inherently uncertain and, as a result, models cannot precisely estimate or precisely predict the impact of higher or lower interest rates. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, market conditions, and management strategies, among other factors.

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

The interest rate sensitivity in Table 24 indicates management's estimation of the impact of rate changes on net interest income. Should deposit costs be 10% more sensitive to changes in rates, the variation in net interest income over the next twelve months would be 0.63%, or $7.8 million, for the 100 basis point decrease scenario. Alternatively, should deposit funding costs be 10% less sensitive to changes in rates, the variation in net interest income over the next twelve months would be (0.59)%, or $(7.3) million, for the 100 basis point decrease scenario. Additionally, in a flattening yield curve scenario where long-term rates increase by 100 basis points and short-term rates increase by 200 basis points, net interest income would decrease approximately 5.78%, or $72.0 million.

Table 24 – Interest Rate Sensitivity
(Dollars in thousands)

	Sep. 30, 2024				June 30, 2024
	200 bp Increase	100 bp Increase	100 bp Decrease	200 bp Decrease	200 bp Increase	100 bp Increase	100 bp Decrease	200 bp Decrease
Anticipated impact over the next twelve months on net interest income	$(38,500)	$(8,800)	$(900)	$5,400	$(39,800)	$(9,500)	$3,000	$12,300
	(3.09)%	(0.70)%	(0.07)%	0.43%	(3.21)%	(0.76)%	0.24%	0.99%
Anticipated impact over months twelve through twenty-four on net interest income	$(17,900)	$14,000	$(36,500)	$(56,500)	$(23,000)	$11,100	$(26,400)	$(39,900)
	(1.34)%	1.05%	(2.74)%	(4.23)%	(1.70)%	0.82%	(1.95)%	(2.95)%

BOK Financial is also subjected to market risk through changes in the fair value of mortgage servicing rights. Changes in the fair value of mortgage servicing rights are highly dependent on changes in primary mortgage rates offered to borrowers, intermediate-term interest rates that affect the value of custodial funds, and assumptions about servicing revenues, servicing costs, and discount rates. As primary mortgage rates increase, prepayment speeds slow and the value of our mortgage servicing rights increases. As primary mortgage rates fall, prepayment speeds increase and the value of our mortgage servicing rights decreases.

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

Table 25 – MSR Asset and Hedge Sensitivity Analysis
(In thousands)

	Sep. 30, 2024		June 30, 2024
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
MSR Asset	$11,307	$(12,419)	$8,731	$(10,254)
MSR Hedge	(12,705)	12,972	(8,840)	9,007
Net Exposure	$(1,398)	$553	$(109)	$(1,247)

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

Management performs a stress test to measure market risk due to changes in interest rates inherent in the mortgage production pipeline. The stress test shocks applicable interest rates up and down 50 basis points and calculates an estimated change in fair value, net of economic hedging activity, that may result. The Board has approved a $3 million market risk limit for the mortgage production pipeline, net of forward sale contracts.

Table 26 – Mortgage Pipeline Sensitivity Analysis
(In thousands)

	Three Months Ended				Nine Months Ended September 30,
	Sep. 30, 2024		June 30, 2024		2024		2023
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(104)	$(80)	$(64)	$(57)	$(68)	$(52)	$(76)	$(43)
Low[2]	52	24	23	32	93	126	49	61
High[3]	(255)	(187)	(173)	(108)	(255)	(187)	(186)	(168)
Period End	(240)	(36)	(138)	(65)	(240)	(36)	(7)	(41)
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

BOK Financial enters into trading activities both as an intermediary for customers and for its own account. As an intermediary, we take positions in securities, generally residential mortgage-backed securities, government agency securities, and municipal bonds. These securities are purchased for resale to customers, which include individuals, corporations, foundations, and financial institutions. On a limited basis, we may also take trading positions in U.S. Treasury securities, residential mortgage-backed securities, and municipal bonds to enhance returns on securities portfolios. Both of these activities involve interest rate risk, liquidity risk, and price risk.

A variety of methods are used to monitor and manage the market risk of trading activities. These methods include daily marking of all positions to market value, independent verification of inventory pricing, and position limits for each trading activity. Risk management tools include VaR, stress testing, and sensitivity analysis. Economic hedges in either the futures or cash markets may be used to reduce the risk associated with some trading programs. Basis risk can result when trading asset values and the instruments used to hedge them move at different rates.

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

SVaR is calculated using the same internal models as used for the VaR-based measure. SVaR is calculated over a ten-day holding period at a one-tail, 99% confidence level, and employs a historical simulation approach based on a continuous twelve-month historical window selected to reflect a period of significant financial stress for the Company's trading portfolio.

The trading portfolio's VaR and SVaR profiles are influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. Table 27 below summarizes certain VaR and SVaR based measures for the three months ended September 30, 2024, June 30, 2024, September 30, 2023, and June 30, 2023.

Table 27 – VaR and SVaR Measures
(In thousands)

	Three Months Ended
	Sep. 30, 2024		June 30, 2024		Sep. 30, 2023		June 30, 2023
	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR
Average[1]	$4,858	$8,504	$3,711	$6,232	$5,954	$6,118	$4,429	$7,239
Low	2,443	4,887	1,776	3,763	3,893	4,027	3,046	4,171
High	9,645	13,914	6,862	9,751	9,312	9,312	7,913	14,861
Period End	2,735	6,173	2,200	6,795	6,455	6,455	5,863	5,863
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

Table 28 – Trading Sensitivity Analysis
(In thousands)

	Three Months Ended				Nine Months Ended September 30,
	Sep. 30, 2024		June 30, 2024		2024		2023
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(1,009)	$3,084	$(3,287)	$5,130	$(2,680)	$4,470	$(1,169)	$1,810
Low[2]	4,622	11,070	3,920	8,936	4,622	11,070	4,513	8,955
High[3]	(8,243)	(3,120)	(6,602)	(1,827)	(8,243)	(3,120)	(8,223)	(4,538)
Period End	1,164	1,309	(1,608)	3,479	1,164	1,309	(4,745)	4,983
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

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates, and projections about BOK Financial Corporation, the financial services industry, and the economy generally and the related responses of the government, consumers, and others, on our business, financial condition, and results of operations. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "plans," "outlook," "projects," "will," "intends," and variations of such words and similar expressions are intended to identify such forward-looking statements. Management judgments relating to and discussion of the provision and allowance for credit losses, allowance for uncertain tax positions, accruals for loss contingencies, and valuation of mortgage servicing rights involve judgments as to expected events and are inherently forward-looking statements. Assessments that acquisitions and growth endeavors will be profitable are necessary statements of belief as to the outcome of future events based in part on information provided by others which BOK Financial has not independently verified. These various forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions which are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what is expected, implied, or forecasted in such forward-looking statements. Internal and external factors that might cause such a difference include, but are not limited to, changes in government, consumer or business responses to changes in commodity prices, interest rates and interest rate relationships, inflation, demand for products and services, the degree of competition by traditional and nontraditional competitors, changes in banking regulations, tax laws, prices, levies and assessments, the impact of technological advances, and trends in customer behavior as well as their ability to repay loans. BOK Financial and its affiliates undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Annualized, pro forma, projected and estimated numbers are used for illustrative purpose only, are not forecasts and may not reflect actual results.

In this report we may sometimes use non-GAAP financial measures. Please note that although non-GAAP financial measures provide useful insight to analysts, investors, and regulators, they should not be considered in isolation or relied upon as a substitute for analysis using GAAP measures. If applicable, we provide GAAP reconciliations for non-GAAP financial measures.

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Interest revenue	2024	2023	2024	2023
Loans	$453,779	$425,662	$1,339,570	$1,192,714
Residential mortgage loans held for sale	1,495	1,234	3,766	3,305
Trading securities	76,419	65,221	219,457	147,051
Investment securities	7,381	8,276	22,774	25,790
Available-for-sale securities	125,490	99,124	362,806	282,449
Fair value option securities	189	552	578	7,561
Restricted equity securities	8,426	8,776	26,476	21,013
Interest-bearing cash and cash equivalents	7,131	8,199	21,912	24,257
Total interest revenue	680,310	617,044	1,997,339	1,704,140
Interest expense
Deposits	271,128	184,808	768,005	416,748
Borrowed funds	98,706	129,019	324,647	305,278
Subordinated debentures	2,357	2,321	6,975	6,609
Total interest expense	372,191	316,148	1,099,627	728,635
Net interest income	308,119	300,896	897,712	975,505
Provision for credit losses	2,000	7,000	18,000	40,000
Net interest income after provision for credit losses	306,119	293,896	879,712	935,505
Other operating revenue
Brokerage and trading revenue	50,391	62,312	162,587	179,714
Transaction card revenue	28,495	26,387	81,234	78,011
Fiduciary and asset management revenue	57,384	52,256	170,265	155,910
Deposit service charges and fees	30,450	27,676	88,707	80,744
Mortgage banking revenue	18,372	13,356	55,967	42,864
Other revenue	17,402	15,865	44,325	47,085
Total fees and commissions	202,494	197,852	603,085	584,328
Other gains, net	13,087	1,474	74,731	16,343
Gain (loss) on derivatives, net	8,991	(9,010)	(733)	(18,513)
Gain (loss) on fair value option securities, net	764	(203)	365	(5,323)
Change in fair value of mortgage servicing rights	(16,453)	8,039	(2,023)	11,241
Loss on available-for-sale securities, net	(691)	—	(45,828)	(3,010)
Total other operating revenue	208,192	198,152	629,597	585,066
Other operating expense
Personnel	206,821	190,791	600,564	563,588
Business promotion	7,681	6,958	23,909	23,167
Charitable contributions to BOKF Foundation	—	23	13,610	1,165
Professional fees and services	13,405	13,224	38,746	39,049
Net occupancy and equipment	32,077	32,583	92,615	91,147
FDIC and other insurance	8,186	7,996	24,243	22,285
FDIC special assessment	(1,437)	—	6,207	—
Data processing and communications	47,554	45,672	139,249	135,781
Printing, postage, and supplies	3,594	3,760	11,380	11,381
Amortization of intangible assets	2,856	3,474	8,757	10,339
Mortgage banking costs	9,059	8,357	23,946	22,439
Other expense	11,229	11,475	34,873	28,457
Total other operating expense	341,025	324,313	1,018,099	948,798
Net income before taxes	173,286	167,735	491,210	571,773
Federal and state income taxes	33,313	33,256	103,811	123,162
Net income	139,973	134,479	387,399	448,611
Net income attributable to non-controlling interests	(26)	(16)	(16)	440
Net income attributable to BOK Financial Corporation shareholders	$139,999	$134,495	$387,415	$448,171
Earnings per share:
Basic	$2.18	$2.04	$6.01	$6.74
Diluted	$2.18	$2.04	$6.01	$6.74
Average shares used in computation:
Basic	63,489,581	65,548,307	63,830,188	65,955,294
Diluted	63,489,581	65,548,307	63,830,188	65,955,294
Dividends declared per share	$0.55	$0.54	$1.65	$1.62
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$139,973	$134,479	$387,399	$448,611
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	341,185	(135,614)	263,436	(171,977)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	11,431	14,912	35,641	46,996
Loss on available-for-sale securities, net	691	—	45,828	3,010
Other comprehensive income (loss) before income taxes	353,307	(120,702)	344,905	(121,971)
Federal and state income taxes	83,094	(28,389)	81,094	(29,941)
Other comprehensive income (loss), net of income taxes	270,213	(92,313)	263,811	(92,030)
Comprehensive income	410,186	42,166	651,210	356,581
Comprehensive income (loss) attributable to non-controlling interests	(26)	(16)	(16)	440
Comprehensive income attributable to BOK Financial Corporation shareholders	$410,212	$42,182	$651,226	$356,141
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(In thousands, except share data)

	Sep. 30, 2024	Dec. 31, 2023
	(Unaudited)	(Footnote 1)
Assets
Cash and due from banks	$928,997	$947,613
Interest-bearing cash and cash equivalents	547,043	400,652
Trading securities	5,139,725	5,193,505
Investment securities, net of allowance (fair value: September 30, 2024 – $1,937,907; December 31, 2023 – $2,072,586)	2,069,865	2,244,153
Available-for-sale securities	13,015,986	12,286,681
Fair value option securities	19,172	20,671
Restricted equity securities	389,335	423,099
Residential mortgage loans held for sale	95,494	56,935
Loans	23,985,061	23,904,968
Allowance for loan losses	(284,456)	(277,123)
Loans, net of allowance	23,700,605	23,627,845
Premises and equipment, net	632,819	622,223
Receivables	299,686	317,922
Goodwill	1,044,749	1,044,749
Intangible assets, net	51,205	59,979
Mortgage servicing rights	315,920	293,884
Real estate and other repossessed assets, net of allowance (September 30, 2024 – $5,359; December 31, 2023 – $5,355)	2,625	2,875
Derivative contracts, net	334,382	410,304
Cash surrender value of bank-owned life insurance	413,682	409,548
Receivable on unsettled securities sales	98,526	391,910
Other assets	982,169	1,070,282
Total assets	$50,081,985	$49,824,830

Liabilities and Equity
Liabilities:
Non-interest bearing demand deposits	$8,260,244	$9,196,493
Interest-bearing deposits:
Transaction	24,312,211	20,964,101
Savings	816,707	847,085
Time	3,837,956	3,012,022
Total deposits	37,227,118	34,019,701
Funds purchased and repurchase agreements	743,903	1,122,748
Other borrowings	4,729,880	7,701,552
Subordinated debentures	131,188	131,150
Accrued interest, taxes, and expense	340,290	338,996
Derivative contracts, net	402,559	587,473
Due on unsettled securities purchases	377,240	254,057
Other liabilities	514,609	523,734
Total liabilities	44,466,787	44,679,411
Shareholders' equity:
Common stock (0.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: September 30, 2024 – 76,814,108; December 31, 2023 – 76,593,292)	5	5
Capital surplus	1,425,124	1,406,745
Retained earnings	5,492,802	5,211,512
Treasury stock (shares at cost: September 30, 2024 – 12,695,691; December 31, 2023 – 11,626,115)	(970,199)	(876,720)
Accumulated other comprehensive income (loss)	(335,289)	(599,100)
Total shareholders' equity	5,612,443	5,142,442
Non-controlling interests	2,755	2,977
Total equity	5,615,198	5,145,419
Total liabilities and equity	$50,081,985	$49,824,830
See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited)
(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, June 30, 2024	76,823	$5	$1,416,807	$5,387,949	12,695	$(970,129)	$(605,502)	$5,229,130	$2,840	$5,231,970
Net income (loss)	—	—	—	139,999	—	—	—	139,999	(26)	139,973
Other comprehensive income	—	—	—	—	—	—	270,213	270,213	—	270,213
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—
Share-based compensation plans:
Non-vested shares awarded, net	(9)	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	1	(70)	—	(70)	—	(70)
Share-based compensation	—	—	8,317	—	—	—	—	8,317	—	8,317
Cash dividends on common stock	—	—	—	(35,146)	—	—	—	(35,146)	—	(35,146)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(59)	(59)
Balance, September 30, 2024	76,814	$5	$1,425,124	$5,492,802	12,696	$(970,199)	$(335,289)	$5,612,443	$2,755	$5,615,198

Balance, December 31, 2023	76,593	$5	$1,406,745	$5,211,512	11,626	$(876,720)	$(599,100)	$5,142,442	$2,977	$5,145,419
Net income (loss)	—	—	—	387,415	—	—	—	387,415	(16)	387,399
Other comprehensive income	—	—	—	—	—	—	263,811	263,811	—	263,811
Repurchase of common stock	—	—	—	—	1,029	(89,779)	—	(89,779)	—	(89,779)
Share-based compensation plans:
Non-vested shares awarded, net	221	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	41	(3,700)	—	(3,700)	—	(3,700)
Share-based compensation	—	—	18,379	—	—	—	—	18,379	—	18,379
Cash dividends on common stock	—	—	—	(106,125)	—	—	—	(106,125)	—	(106,125)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(206)	(206)
Balance, September 30, 2024	76,814	$5	$1,425,124	$5,492,802	12,696	$(970,199)	$(335,289)	$5,612,443	$2,755	$5,615,198

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, June 30, 2023	76,592	$5	$1,401,509	$5,065,733	10,223	$(766,721)	$(836,672)	$4,863,854	$3,543	$4,867,397
Net income (loss)	—	—	—	134,495	—	—	—	134,495	(16)	134,479
Other comprehensive loss	—	—	—	—	—	—	(92,313)	(92,313)	—	(92,313)
Repurchase of common stock	—	—	—	—	700	(59,545)	—	(59,545)	—	(59,545)
Share-based compensation plans:
Non-vested shares awarded, net	(4)	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	3,159	—	—	—	—	3,159	—	3,159
Cash dividends on common stock	—	—	—	(35,631)	—	—	—	(35,631)	—	(35,631)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(338)	(338)
Balance, September 30, 2023	76,588	$5	$1,404,668	$5,164,597	10,923	$(826,266)	$(928,985)	$4,814,019	$3,189	$4,817,208

Balance, December 31, 2022	76,423	$5	$1,390,395	$4,824,164	9,465	$(694,960)	$(836,955)	$4,682,649	$4,709	$4,687,358
Net income	—	—	—	448,171	—	—	—	448,171	440	448,611
Other comprehensive loss	—	—	—	—	—	—	(92,030)	(92,030)	—	(92,030)
Repurchase of common stock	—	—	—	—	1,413	(126,611)	—	(126,611)	—	(126,611)
Share-based compensation plans:
Non-vested shares awarded, net	165	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	45	(4,695)	—	(4,695)	—	(4,695)
Share-based compensation	—	—	14,273	—	—	—	—	14,273	—	14,273
Cash dividends on common stock	—	—	—	(107,738)	—	—	—	(107,738)	—	(107,738)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(1,960)	(1,960)
Balance, September 30, 2023	76,588	$5	$1,404,668	$5,164,597	10,923	$(826,266)	$(928,985)	$4,814,019	$3,189	$4,817,208
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$387,399	$448,611
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	18,000	40,000
Change in fair value of mortgage servicing rights due to market assumption changes	2,023	(11,241)
Change in the fair value of mortgage servicing rights due to principal payments	21,508	21,031
Net unrealized (gains) losses from derivative contracts	(123,979)	(55,127)
Share-based compensation	18,379	14,273
Depreciation and amortization	78,408	81,002
Net amortization of discounts and premiums	(31,633)	(14,216)
Net losses (gains) on financial instruments and other losses (gains), net	(29,012)	(12,702)
Net loss (gain) on mortgage loans held for sale	(6,508)	4,306
Mortgage loans originated for sale	(603,963)	(527,136)
Proceeds from sale of mortgage loans held for sale	572,861	527,115
Capitalized mortgage servicing rights	(10,812)	(9,757)
Charitable contributions to BOKF Foundation	13,610	—
Change in trading and fair value option securities	55,270	(7,477)
Change in receivables	219,583	14,079
Change in other assets	97,074	74,107
Change in other liabilities	211,240	(58,926)
Net cash provided by (used in) operating activities	889,448	527,942
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	172,086	214,869
Proceeds from maturities or redemptions of available-for-sale securities	1,531,719	1,134,602
Purchases of investment securities	—	(2,504)
Purchases of available-for-sale securities	(2,807,115)	(1,843,827)
Proceeds from sales of available-for-sale securities	839,352	135,489
Change in amount receivable on unsettled available-for-sale securities transactions	91,132	7,471
Loans originated, net of principal collected	(79,038)	(1,168,401)
Net proceeds from derivative asset contracts	(13,870)	143,543
Net change in restricted equity securities	33,764	(135,461)
Proceeds from disposition of assets	18,029	36,993
Purchases of assets	(124,451)	(128,902)
Net cash provided by (used in) investing activities	(338,392)	(1,606,128)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	2,381,483	(2,293,528)
Net change in time deposits	825,934	1,465,375
Net change in other borrowed funds	(3,363,116)	1,906,678
Net payments on derivative liability contracts	14,294	(153,692)
Net change in derivative margin accounts	37,060	312,397
Change in amount due on unsettled available-for-sale securities transactions	(119,332)	53,219
Issuance of common and treasury stock, net	(3,700)	(4,695)
Repurchase of common stock	(89,779)	(126,611)
Dividends paid	(106,125)	(107,738)
Net cash provided by (used in) financing activities	(423,281)	1,051,405
Net increase (decrease) in cash and cash equivalents	127,775	(26,781)
Cash and cash equivalents at beginning of period	1,348,265	1,401,716
Cash and cash equivalents at end of period	$1,476,040	$1,374,935

Supplemental Cash Flow Information:
Cash paid for interest	$1,097,666	$706,011
Cash paid for taxes	$67,803	$156,092
Net loans and bank premises transferred to repossessed real estate and other assets	$440	$367
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	$12,599	$10,679
Conveyance of other real estate owned guaranteed by U.S. government agencies	$2,912	$4,007
Right-of-use assets obtained in exchange for operating lease liabilities	$20,100	$65,241
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

The unaudited consolidated financial statements include accounts of BOK Financial and its subsidiaries, principally BOKF, NA, BOK Financial Securities, Inc., and BOK Financial Private Wealth, Inc. Operating divisions of BOKF, NA include Bank of Albuquerque, Bank of Oklahoma, Bank of Texas, BOK Financial in Arizona, Arkansas, Colorado, and Kansas/Missouri, BOK Financial Mortgage, and the TransFund electronic funds network.

Certain reclassifications have been made to conform to the current period presentation.

The financial information should be read in conjunction with BOK Financial's 2023 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2023, have been derived from the audited financial statements included in BOK Financial's 2023 Form 10-K but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine-month periods ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

FASB ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

The FASB issued ASU 2023-07 on November 27, 2023, which is intended to improve reportable segment disclosure requirements. Under previous guidance, while entities were required to disclose segment revenue and measure of profit or loss, there has been limited disclosure around the reporting of segment expenses. In addition to enhanced disclosures about significant segment expenses, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the requirements of the expanded segment disclosures.

FASB ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

The FASB issued ASU 2023-09 on December 14, 2023, which amends income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The new guidance requires the entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is currently assessing the impact ASU 2023-09 will have on its income tax disclosures.

FASB ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards

The FASB issued ASU 2024-01 on March 21, 2024, which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of Topic 718, Compensation—Stock Compensation. The ASU is effective for annual periods beginning after December 15, 2024, including interim periods within those periods. Adoption of ASU 2024-01 is not expected to have a material impact on the Company's financial statements.

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities are as follows (in thousands):

	September 30, 2024		December 31, 2023
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government securities	$332,466	$(569)	$10,959	$28
Residential agency mortgage-backed securities	4,672,427	40,586	5,105,137	98,124
Municipal securities	76,004	43	37,413	323
Other trading securities	58,828	124	39,996	160
Total trading securities	$5,139,725	$40,184	$5,193,505	$98,635
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	September 30, 2024
	Amortized	Carrying	Fair	Gross Unrealized
	Cost	Value[1]	Value	Gain	Loss
Municipal securities	$104,775	$104,775	$108,213	$3,657	$(219)
Mortgage-backed securities:
Residential agency	2,061,239	1,933,393	1,799,308	112	(134,197)
Commercial agency	17,257	16,143	15,603	—	(540)
Other debt securities	15,788	15,788	14,783	—	(1,005)
Total investment securities	2,199,059	2,070,099	1,937,907	3,769	(135,961)
Allowance for credit losses	(234)	(234)	—	—	—
Investment securities, net of allowance	$2,198,825	$2,069,865	$1,937,907	$3,769	$(135,961)
1    Carrying value includes $129 million of net unrealized loss which remains in AOCI in the Consolidated Balance Sheets related to certain securities transferred during the second quarter of 2022 from the Available-for-sale securities portfolio to the investment securities portfolio.

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
1    Carrying value includes $165 million of net unrealized loss which remains in AOCI in the Consolidated Balance Sheets related to certain securities transferred during the second quarter of 2022 from the Available-for-sale securities portfolio to the investment securities portfolio.

The amortized cost and fair values of investment securities at September 30, 2024, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Carrying value	$18,305	$101,272	$17,116	$13	$136,706	2.90
Fair value	18,429	104,089	16,068	13	138,599
Residential mortgage-backed securities:
Carrying value					$1,933,393	2
Fair value					1,799,308
Total investment securities:
Carrying value					$2,070,099
Fair value					1,937,907
1Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.6 years based upon current prepayment assumptions.

Temporarily Impaired Investment Securities
(dollars in thousands):

	September 30, 2024
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	13	$2,826	$8	$7,180	$211	$10,006	$219
Mortgage-backed securities:
Residential agency	116	—	—	1,798,334	134,197	1,798,334	134,197
Commercial agency	2	—	—	15,603	540	15,603	540
Other debt securities	3	—	—	9,270	1,005	9,270	1,005
Total investment securities	134	$2,826	$8	$1,830,387	$135,953	$1,833,213	$135,961

	December 31, 2023
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	13	$1,931	$5	$6,600	$189	$8,531	$194
Mortgage-backed securities:
Residential agency	116	—	—	1,916,732	174,398	1,916,732	174,398
Commercial agency	2	—	—	15,067	847	15,067	847
Other debt securities	3	—	—	8,672	1,603	8,672	1,603
Total investment securities	134	$1,931	$5	$1,947,071	$177,037	$1,949,002	$177,042

Available-for-Sale Securities

The amortized cost and fair value of available-for-sale securities are as follows (in thousands):

	September 30, 2024
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,000	$951	$—	$(49)
Municipal securities	241,447	228,171	7	(13,283)
Mortgage-backed securities:
Residential agency	8,649,078	8,577,928	98,405	(169,555)
Residential non-agency	856,010	838,783	15,310	(32,537)
Commercial agency	3,575,311	3,369,680	3,857	(209,488)
Other debt securities	500	473	—	(27)
Total available-for-sale securities	$13,323,346	$13,015,986	$117,579	$(424,939)

	December 31, 2023
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,000	$925	$—	$(75)
Municipal securities	544,707	502,833	1	(41,875)
Mortgage-backed securities:
Residential agency	7,066,645	6,834,720	36,983	(268,908)
Residential non-agency	833,535	799,877	12,865	(46,523)
Commercial agency	4,456,918	4,147,853	2,972	(312,037)
Other debt securities	500	473	—	(27)
Total available-for-sale securities	$12,903,305	$12,286,681	$52,821	$(669,445)

The amortized cost and fair values of available-for-sale securities at September 30, 2024, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$317,443	$2,432,178	$631,714	$436,923	$3,818,258	5.10
Fair value	314,948	2,274,047	585,305	424,975	3,599,275
Residential mortgage-backed securities:
Amortized cost					$9,505,088	2
Fair value					9,416,711
Total available-for-sale securities:
Amortized cost					$13,323,346
Fair value					13,015,986
1Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 3.9 years based upon current prepayment assumptions.

Sales of available-for-sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Proceeds	$101,522	$—	$839,352	$135,489
Gross realized gains	1,802	—	2,257	703
Gross realized losses	(2,493)	—	(48,085)	(3,713)
Related federal and state income tax expense (benefit)	(163)	—	(10,779)	(708)

The fair value of debt securities pledged as collateral for repurchase agreements, public trust funds on deposit, and for other purposes, as required by law, was $10.5 billion at September 30, 2024 and $13.9 billion at December 31, 2023. The secured parties do not have the right to sell or repledge these securities.

Temporarily Impaired Available-for-Sale Securities
(Dollars in thousands)

	September 30, 2024
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
U.S. Treasury	1	$—	$—	$951	$49	$951	$49
Municipal securities	112	—	—	224,510	13,283	224,510	13,283
Mortgage-backed securities:
Residential agency	563	111,492	578	3,108,156	168,977	3,219,648	169,555
Residential non-agency	30	7,505	8	481,206	32,529	488,711	32,537
Commercial agency	223	51,254	70	2,975,299	209,418	3,026,553	209,488
Other debt securities	1	—	—	473	27	473	27
Total available-for-sale securities	930	$170,251	$656	$6,790,595	$424,283	$6,960,846	$424,939

	December 31, 2023
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
U.S. Treasury	1	$—	$—	$925	$75	$925	$75
Municipal securities	190	6,799	410	494,955	41,465	501,754	41,875
Mortgage-backed securities:
Residential agency	630	690,118	3,689	3,717,975	265,219	4,408,093	268,908
Residential non-agency	32	116,077	1,244	451,370	45,279	567,447	46,523
Commercial agency	269	392,828	2,626	3,421,757	309,411	3,814,585	312,037
Other debt securities	1	—	—	473	27	473	27
Total available-for-sale securities	1,123	$1,205,822	$7,969	$8,087,455	$661,476	$9,293,277	$669,445

Based on evaluations of impaired securities as of September 30, 2024, the Company does not intend to sell any impaired available-for-sale debt securities before fair value recovers to the current amortized cost, and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

Fair Value Option Securities

Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the Consolidated Balance Sheets. Changes in the fair value are recognized in earnings as they occur. Certain securities are held as an economic hedge of the mortgage servicing rights.

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	September 30, 2024		December 31, 2023
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Residential agency mortgage-backed securities	$19,172	$(1,040)	$20,671	$(1,406)

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

As discussed in Note 5, certain derivative contracts not designated as hedging instruments related to mortgage loan commitments and forward sales contracts are included in Residential mortgage loans held for sale on the Consolidated Balance Sheets. See Note 5 for additional discussion of notional, fair value, and impact on earnings of these contracts.

The following table summarizes the fair values of derivative contracts recorded as "derivative contracts" assets and liabilities in the balance sheet at September 30, 2024 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$3,044,422	$78,868	$(21,609)	$57,259	$(34,677)	$22,582
Energy contracts	7,026,833	587,825	(298,013)	289,812	(73,855)	215,957
Foreign exchange contracts	68,200	67,590	—	67,590	—	67,590
Equity option contracts	1,593	175	—	175	(50)	125
Total customer risk management programs	10,141,048	734,458	(319,622)	414,836	(108,582)	306,254
Trading	22,535,789	80,994	(51,194)	29,800	(3,105)	26,695
Internal risk management programs	515,864	1,909	(476)	1,433	—	1,433
Total derivative contracts	$33,192,701	$817,361	$(371,292)	$446,069	$(111,687)	$334,382

	Liabilities
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$3,044,422	$78,694	$(21,609)	$57,085	$—	$57,085
Energy contracts	6,979,686	566,078	(298,013)	268,065	(53)	268,012
Foreign exchange contracts	68,130	67,510	—	67,510	(65)	67,445
Equity option contracts	1,593	175	—	175	—	175
Total customer risk management programs	10,093,831	712,457	(319,622)	392,835	(118)	392,717
Trading	23,129,139	75,225	(51,194)	24,031	(15,531)	8,500
Internal risk management programs	79,254	1,818	(476)	1,342	—	1,342
Total derivative contracts	$33,302,224	$789,500	$(371,292)	$418,208	$(15,649)	$402,559
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following table summarizes the fair values of derivative contracts recorded as "derivative contracts" assets and liabilities in the balance sheet at December 31, 2023 (in thousands):

	Assets
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,754,476	$108,450	$(6,810)	$101,640	$(94,608)	$7,032
Energy contracts	7,846,190	836,425	(399,148)	437,277	(169,141)	268,136
Foreign exchange contracts	54,999	53,863	—	53,863	(872)	52,991
Equity option contracts	3,316	54	—	54	(44)	10
Total customer risk management programs	10,658,981	998,792	(405,958)	592,834	(264,665)	328,169
Trading	16,264,818	118,545	(37,111)	81,434	(6,996)	74,438
Internal risk management programs	425,014	7,697	—	7,697	—	7,697
Total derivative contracts	$27,348,813	$1,125,034	$(443,069)	$681,965	$(271,661)	$410,304

	Liabilities
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,754,476	$108,402	$(6,810)	$101,592	$—	$101,592
Energy contracts	8,254,004	831,467	(399,148)	432,319	(6,441)	425,878
Foreign exchange contracts	54,405	53,065	—	53,065	—	53,065
Equity option contracts	3,316	54	—	54	—	54
Total customer risk management programs	11,066,201	992,988	(405,958)	587,030	(6,441)	580,589
Trading	20,644,156	224,648	(37,111)	187,537	(181,917)	5,620
Internal risk management programs	2,244	1,264	—	1,264	—	1,264
Total derivative contracts	$31,712,601	$1,218,900	$(443,069)	$775,831	$(188,358)	$587,473
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended
	September 30, 2024		September 30, 2023
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts	$1,606	$—	$800	$—
Energy contracts	5,612	—	5,994	—
Foreign exchange contracts	207	—	61	—
Equity option contracts	—	—	—	—
Total customer risk management programs	7,425	—	6,855	—
Trading[1]	(11,669)	—	21,511	—
Internal risk management programs	—	8,991	—	(9,010)
Total derivative contracts	$(4,244)	$8,991	$28,366	$(9,010)
1    Represents changes in fair value of to-be-announced securities and other derivative instruments held to mitigate market risk of trading securities portfolio, which is offset by changes in fair value of trading securities also included in Brokerage and Trading Revenue in the Consolidated Statements of Earnings.

	Nine Months Ended
	September 30, 2024		September 30, 2023
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts	4,613	—	4,909	—
Energy contracts	15,589	—	23,797	—
Foreign exchange contracts	313	—	145	—
Equity option contracts	—	—	—	—
Total customer risk management programs	20,515	—	28,851	—
Trading[1]	104,613	—	22,590	—
Internal risk management programs	—	(733)	—	(18,513)
Total derivative contracts	$125,128	$(733)	$51,441	$(18,513)
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

Performing loans may be renewed under the current collateral value, debt service ratio, and other underwriting standards. Nonaccruing loans may be renewed and will remain classified as nonaccruing.

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

Portfolio segments of the loan portfolio are as follows (in thousands):

	September 30, 2024				December 31, 2023
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$3,527,823	$11,298,427	$51,672	$14,877,922	$3,558,563	$11,135,075	$110,131	$14,803,769
Commercial real estate	652,104	4,524,187	12,364	5,188,655	791,757	4,538,570	7,320	5,337,647
Loans to individuals	2,536,744	1,361,461	20,279	3,918,484	2,282,914	1,452,620	28,018	3,763,552
Total	$6,716,671	$17,184,075	$84,315	$23,985,061	$6,633,234	$17,126,265	$145,469	$23,904,968

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2024, outstanding commitments totaled $14.6 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management's credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At September 30, 2024, outstanding standby letters of credit totaled $735 million.

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

When full collection of principal or interest is uncertain, the loan's risk characteristics have changed and we exclude the loan from the general allowance pool, typically designating it as nonaccruing. For these loans, a specific allowance reflects the expected credit loss.

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

In estimating the expected credit losses for general allowances on performing risk-graded loans, each portfolio class is assigned relevant economic loss drivers which best explain variations in portfolio net loss rates. The probability of default estimates for each portfolio class are adjusted for current and forecasted economic conditions. The result is applied to the exposure at default and loss given default to calculate the lifetime expected credit loss estimate. Selection of relevant economic loss drivers is re-evaluated periodically and involves statistical analysis as well as management judgment. The unemployment rate factors significantly in the allowance for loan losses calculation affecting commercial and loans to individuals segments. Other primary factors impacting the commercial portfolio include BBB corporate spreads, real gross domestic product growth rate, and energy commodity prices. The primary commercial real estate variables are vacancy rate and BBB corporate spreads. In addition to the unemployment rate, the forecast for loans to individuals is tied to a home price index. The forecasts may include regional economic factors when localized conditions diverge from national conditions.

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

The accrual for off-balance sheet credit risk is maintained at a level that is appropriate to cover estimated losses associated with credit instruments that are not currently recognized as assets such as loan commitments, standby letters of credit, or guarantees that are not unconditionally cancelable by the bank. This accrual is included in other liabilities in the Consolidated Balance Sheets. The appropriateness of the accrual is determined in the same manner as the allowance for loan losses, with the added consideration of commitment usage over the remaining life for those loans that the bank can not unconditionally cancel.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit is summarized as follows (in thousands):

	Three Months Ended
	September 30, 2024
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$150,737	$96,256	$40,833	$287,826
Provision for loan losses	918	(4,944)	602	(3,424)
Loans charged off	(856)	—	(1,640)	(2,496)
Recoveries of loans previously charged off	1,562	226	762	2,550
Ending balance	$152,361	$91,538	$40,557	$284,456

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$17,316	$23,314	$1,706	$42,336
Provision for off-balance sheet credit risk	357	5,058	15	5,430
Ending balance	$17,673	$28,372	$1,721	$47,766

	Nine Months Ended
	September 30, 2024
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$141,232	$94,718	$41,173	$277,123
Provision for loan losses	19,670	(1,991)	2,005	19,684
Loans charged off	(11,487)	(1,455)	(4,554)	(17,496)
Recoveries of loans previously charged off	2,946	266	1,933	5,145
Ending balance	$152,361	$91,538	$40,557	$284,456

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$19,762	$27,439	$1,776	$48,977
Provision for off-balance sheet credit risk	(2,089)	933	(55)	(1,211)
Ending balance	$17,673	$28,372	$1,721	$47,766

	Three Months Ended
	September 30, 2023
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$143,269	$76,347	$43,098	$262,714
Provision for loan losses	1,158	11,152	3,621	15,931
Loans charged off	(6,769)	(2,238)	(1,586)	(10,593)
Recoveries of loans previously charged off	273	3,167	622	4,062
Ending balance	$137,931	$88,428	$45,755	$272,114

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$20,294	$37,681	$1,965	$59,940
Provision for off-balance sheet credit risk	(2,179)	(5,076)	(81)	(7,336)
Ending balance	$18,115	$32,605	$1,884	$52,604

	Nine Months Ended
	September 30, 2023
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$131,586	$57,648	$46,470	$235,704
Provision for loan losses	12,908	35,878	1,627	50,413
Loans charged off	(9,578)	(8,446)	(4,285)	(22,309)
Recoveries of loans previously charged off	3,015	3,348	1,943	8,306
Ending balance	$137,931	$88,428	$45,755	$272,114

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$18,246	$40,490	$2,183	$60,919
Provision for off-balance sheet credit risk	(131)	(7,885)	(299)	(8,315)
Ending balance	$18,115	$32,605	$1,884	$52,604

A $2.0 million provision for credit losses was necessary for the third quarter of 2024, reflecting continued strong credit quality, net loan paydowns, and relatively minor changes in economic forecast scenario assumptions.

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each measurement method at September 30, 2024, is as follows (in thousands):

	Collectively Measured for General Allowances		Individually Measured for Specific Allowances		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$14,826,250	$149,428	$51,672	$2,933	$14,877,922	$152,361
Commercial real estate	5,176,291	91,538	12,364	—	5,188,655	91,538
Loans to individuals	3,898,205	40,557	20,279	—	3,918,484	40,557
Total	$23,900,746	$281,523	$84,315	$2,933	$23,985,061	$284,456

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each measurement method at December 31, 2023, is as follows (in thousands):

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

The following table summarizes the Company’s loan portfolio at September 30, 2024, by the risk grade categories and vintage (in thousands):

	Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Healthcare
Pass	$442,818	$595,301	$951,875	$502,829	$355,731	$835,842	$259,118	$11	$3,943,525
Special Mention	—	15,000	27,223	1,361	—	46,499	505	—	90,588
Accruing Substandard	—	—	5,249	17,932	57,966	16,728	1,154	—	99,029
Nonaccrual	—	—	104	2,094	—	13,729	—	—	15,927
Total healthcare	442,818	610,301	984,451	524,216	413,697	912,798	260,777	11	4,149,069
Loans charged off, year-to-date	—	—	—	—	—	7,240	—	—	7,240
Services
Pass	480,824	670,546	453,306	427,841	200,459	642,779	653,202	418	3,529,375
Special Mention	—	1,729	135	739	447	9,186	15,150	—	27,386
Accruing Substandard	—	768	6,623	21	1,485	5,435	1,152	—	15,484
Nonaccrual	—	—	—	—	—	—	1,425	—	1,425
Total services	480,824	673,043	460,064	428,601	202,391	657,400	670,929	418	3,573,670
Loans charged off, year-to-date	—	—	—	—	22	80	9	—	111
Energy
Pass	145,706	86,682	40,426	2,618	7,199	19,736	2,782,432	—	3,084,799
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	12,850	—	12,850
Nonaccrual	—	—	—	—	—	70	28,916	—	28,986
Total energy	145,706	86,682	40,426	2,618	7,199	19,806	2,824,198	—	3,126,635
General business
Pass	585,622	655,994	320,646	184,779	121,167	347,249	1,699,086	1,692	3,916,235
Special Mention	—	5,276	4,629	7,227	279	1,750	2,000	89	21,250
Accruing Substandard	1,063	15,527	46,749	5,200	1,193	6,523	9,474	—	85,729
Nonaccrual	168	—	994	—	—	30	4,084	58	5,334
Total general business	586,853	676,797	373,018	197,206	122,639	355,552	1,714,644	1,839	4,028,548
Loans charged off, year-to-date	—	27	1,465	—	—	164	2,390	90	4,136
Total commercial	1,656,201	2,046,823	1,857,959	1,152,641	745,926	1,945,556	5,470,548	2,268	14,877,922

Commercial real estate:
Pass	207,236	483,818	2,124,731	877,950	305,372	922,524	138,517	—	5,060,148
Special Mention	—	352	14,907	32,131	—	—	—	—	47,390
Accruing Substandard	—	—	37,158	—	—	31,595	—	—	68,753
Nonaccrual	—	2,416	—	—	—	9,948	—	—	12,364
Total commercial real estate	207,236	486,586	2,176,796	910,081	305,372	964,067	138,517	—	5,188,655
Loans charged off, year-to-date	—	—	—	—	—	1,455	—	—	1,455

	Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Loans to individuals:
Residential mortgage
Pass	384,583	365,415	298,108	326,216	321,928	251,578	383,530	22,040	2,353,398
Special Mention	54	246	69	158	—	85	1,424	—	2,036
Accruing Substandard	91	—	—	—	—	31	1,049	—	1,171
Nonaccrual	—	464	490	432	531	8,435	2,776	560	13,688
Total residential mortgage	384,728	366,125	298,667	326,806	322,459	260,129	388,779	22,600	2,370,293
Loans charged off, year-to-date	—	43	—	—	—	11	9	—	63
Residential mortgage guaranteed by U.S. government agencies
Pass	—	1,997	2,925	2,456	3,486	110,363	—	—	121,227
Nonaccrual	—	—	—	—	280	6,240	—	—	6,520
Total residential mortgage guaranteed by U.S. government agencies	—	1,997	2,925	2,456	3,766	116,603	—	—	127,747
Personal
Pass	195,101	168,303	161,189	123,890	108,652	163,097	497,801	86	1,418,119
Special Mention	13	—	54	24	1	8	—	—	100
Accruing Substandard	—	—	—	25	2	137	1,990	—	2,154
Nonaccrual	—	6	21	7	5	8	24	—	71
Total personal	195,114	168,309	161,264	123,946	108,660	163,250	499,815	86	1,420,444
Loans charged off, year-to-date[1]	4,280	69	47	42	7	—	26	20	4,491
Total loans to individuals	579,842	536,431	462,856	453,208	434,885	539,982	888,594	22,686	3,918,484
Total loans	$2,443,279	$3,069,840	$4,497,611	$2,515,930	$1,486,183	$3,449,605	$6,497,659	$24,954	$23,985,061
1    Includes charge-offs on deposit overdrafts, which are generally charged off at 60 days past due.

The following table summarizes the Company's loan portfolio at December 31, 2023, by the risk grade categories and vintage (in thousands):

	Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Healthcare
Pass	$650,768	$895,602	$590,736	$409,001	$331,897	$809,858	$281,378	$15	$3,969,255
Special Mention	—	—	—	21,791	—	31,235	5	—	53,031
Accruing Substandard	—	2,128	18,508	6,911	—	10,896	975	—	39,418
Nonaccrual	—	—	—	30,290	23,129	28,110	—	—	81,529
Total healthcare	650,768	897,730	609,244	467,993	355,026	880,099	282,358	15	4,143,233
Loans charged off, year-to-date	—	—	—	—	2,500	—	—	—	2,500
Services
Pass	900,090	526,776	401,872	228,818	106,112	643,477	730,729	595	3,538,469
Special Mention	—	1,085	1,520	1,341	534	4,522	81	—	9,083
Accruing Substandard	—	13,712	178	326	3,972	3,746	3,108	13	25,055
Nonaccrual	—	—	1,635	338	—	—	1,643	—	3,616
Total services	900,090	541,573	405,205	230,823	110,618	651,745	735,561	608	3,576,223
Loans charged off, year-to-date	—	—	3,060	—	—	—	2,642	—	5,702
Energy
Pass	$190,122	$100,006	$43,769	$7,876	$9,562	$11,583	$3,025,590	$—	$3,388,508
Special Mention	—	—	—	—	—	—	13,950	—	13,950
Accruing Substandard	—	—	—	—	—	—	16,800	—	16,800
Nonaccrual	—	—	—	—	—	99	17,744	—	17,843
Total energy	190,122	100,006	43,769	7,876	9,562	11,682	3,074,084	—	3,437,101
General business
Pass	942,468	436,832	224,735	138,951	101,100	287,744	1,389,128	2,164	3,523,122
Special Mention	10,264	16,167	8,420	1,253	321	8,295	897	—	45,617
Accruing Substandard	4,401	33,194	1,716	27	—	—	31,992	—	71,330
Nonaccrual	—	1,134	—	—	—	48	5,956	5	7,143
Total general business	957,133	487,327	234,871	140,231	101,421	296,087	1,427,973	2,169	3,647,212
Loans charged off, year-to-date	—	—	4,598	2	—	48	10	38	4,696
Total commercial	2,698,113	2,026,636	1,293,089	846,923	576,627	1,839,613	5,519,976	2,792	14,803,769

Commercial real estate:
Pass	396,891	1,941,913	1,194,759	416,647	513,555	705,092	136,095	—	5,304,952
Special Mention	—	476	—	—	—	19,171	—	—	19,647
Accruing Substandard	2,992	—	3	—	—	2,733	—	—	5,728
Nonaccrual	—	—	—	—	7,170	150	—	—	7,320
Total commercial real estate	399,883	1,942,389	1,194,762	416,647	520,725	727,146	136,095	—	5,337,647
Loans charged off, year-to-date	—	—	—	—	—	8,446	—	—	8,446

	Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Loans to individuals:
Residential mortgage
Pass	426,089	320,733	342,927	349,742	54,801	243,356	375,739	23,895	2,137,282
Special Mention	157	140	131	1,361	18	134	2,982	93	5,016
Accruing Substandard	—	150	—	—	37	49	50	—	286
Nonaccrual	79	1,419	237	544	344	12,381	2,387	665	18,056
Total residential mortgage	426,325	322,442	343,295	351,647	55,200	255,920	381,158	24,653	2,160,640
Loans charged off, year-to-date	—	—	51	4	—	17	—	1	73
Residential mortgage guaranteed by U.S. government agencies
Pass	633	1,788	2,220	4,297	6,441	124,719	—	—	140,098
Nonaccrual	—	—	—	280	375	9,054	—	—	9,709
Total residential mortgage guaranteed by U.S. government agencies	633	1,788	2,220	4,577	6,816	133,773	—	—	149,807
Personal
Pass	218,401	229,580	149,291	136,215	75,348	137,629	503,841	145	1,450,450
Special Mention	66	39	106	30	8	—	1,918	3	2,170
Accruing Substandard	—	64	12	9	144	—	3	—	232
Nonaccrual	4	51	9	16	3	12	158	—	253
Total personal	218,471	229,734	149,418	136,270	75,503	137,641	505,920	148	1,453,105
Loans charged off, year-to-date[1]	5,636	82	96	43	—	10	6	26	5,899
Total loans to individuals	645,429	553,964	494,933	492,494	137,519	527,334	887,078	24,801	3,763,552
Total loans	$3,743,425	$4,522,989	$2,982,784	$1,756,064	$1,234,871	$3,094,093	$6,543,149	$27,593	$23,904,968
1    Includes charge-offs on deposit overdrafts, which are generally charged off at 60 days past due.

Nonaccruing Loans

A summary of nonaccruing loans at September 30, 2024, follows (in thousands):

	As of September 30, 2024
	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Healthcare	$15,927	$15,927	$—	$—
Services	1,425	1,149	276	276
Energy	28,986	11,596	17,390	2,657
General business	5,334	5,334	—	—
Total commercial	51,672	34,006	17,666	2,933

Commercial real estate	12,364	12,364	—	—

Loans to individuals:
Residential mortgage	13,688	13,688	—	—
Residential mortgage guaranteed by U.S. government agencies	6,520	6,520	—	—
Personal	71	71	—	—
Total loans to individuals	20,279	20,279	—	—

Total	$84,315	$66,649	$17,666	$2,933

A summary of nonaccruing loans at December 31, 2023, follows (in thousands):

	As of December 31, 2023
	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Healthcare	$81,529	$40,372	$41,157	$1,478
Services	3,616	1,684	1,932	1,214
Energy	17,843	17,843	—	—
General business	7,143	7,143	—	—
Total commercial	110,131	67,042	43,089	2,692

Commercial real estate	7,320	7,320	—	—

Loans to individuals:
Residential mortgage	18,056	18,056	—	—
Residential mortgage guaranteed by U.S. government agencies	9,709	9,709	—	—
Personal	253	253	—	—
Total loans to individuals	28,018	28,018	—	—

Total	$145,469	$102,380	$43,089	$2,692

Loan Modifications to Borrowers Experiencing Financial Difficulty

For the nine months ended September 30, 2024, the Company had $147 million of loan modifications to borrowers experiencing financial difficulty, including $90 million of healthcare loans and $43 million of energy loans. Modifications generally consist of interest rate reductions, an other than insignificant payment delay, term extension, or a combination. Approximately $141 million of the modifications are term extensions of commercial loans, and $5.9 million are combination modifications to residential mortgage loans guaranteed by U.S. government agencies. During the nine months ended September 30, 2024, $32 million of loans that were modified in the previous twelve months defaulted. Approximately $28 million of these defaults were related to term extensions of commercial loans, and $4.3 million of these defaults were related to combination modifications to residential mortgage loans guaranteed by U.S. government agencies. A payment default is defined as being 30 or more days past due after modification.

For the nine months ended September 30, 2023, the Company had $136 million of loan modifications to borrowers experiencing financial difficulty, including $81 million of general business loans, $42 million of healthcare loans, and $12 million of residential mortgage loans guaranteed by U.S. government agencies. Approximately $97 million of the modifications are term extensions of healthcare and general business loans. Approximately $26 million and $12 million of the modifications are combination modifications to healthcare loans and residential mortgage loans guaranteed by U.S. government agencies, respectively. During the nine months ended September 30, 2023, $4.0 million of residential mortgage loans were modified and subsequently defaulted with nearly all of these being guaranteed by U.S. government agencies.

Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans, as modified for short-term payment deferral forbearance.

A summary of loans currently performing and past due as of September 30, 2024, is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Healthcare	$4,138,870	$—	$211	$9,988	$4,149,069	$—
Services	3,572,010	1,002	—	658	3,573,670	—
Energy	3,097,719	11,526	17,390	—	3,126,635	—
General business	4,023,120	198	—	5,230	4,028,548	—
Total commercial	14,831,719	12,726	17,601	15,876	14,877,922	—

Commercial real estate	5,176,417	—	—	12,238	5,188,655	—

Loans to individuals:
Residential mortgage	2,359,403	6,756	1,812	2,322	2,370,293	597
Residential mortgage guaranteed by U.S. government agencies	44,933	20,956	12,050	49,808	127,747	45,143
Personal	1,420,072	322	27	23	1,420,444	—
Total loans to individuals	3,824,408	28,034	13,889	52,153	3,918,484	45,740

Total	$23,832,544	$40,760	$31,490	$80,267	$23,985,061	$45,740

A summary of loans currently performing and past due as of December 31, 2023, is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Healthcare	$4,071,336	$18,019	$30,290	$23,588	$4,143,233	$—
Services	3,575,787	2	—	434	3,576,223	—
Energy	3,437,101	—	—	—	3,437,101	—
General business	3,639,775	412	1,157	5,868	3,647,212	—
Total commercial	14,723,999	18,433	31,447	29,890	14,803,769	—

Commercial real estate	5,327,481	2,992	—	7,174	5,337,647	3

Loans to individuals:
Residential mortgage	2,149,927	6,340	1,494	2,879	2,160,640	36
Residential mortgage guaranteed by U.S. government agencies	54,122	25,085	17,053	53,547	149,807	48,201
Personal	1,450,302	2,561	88	154	1,453,105	131
Total loans to individuals	3,654,351	33,986	18,635	56,580	3,763,552	48,368

Total	$23,705,831	$55,411	$50,082	$93,644	$23,904,968	$48,371

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments, and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	September 30, 2024		December 31, 2023
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$94,473	$94,067	$56,922	$56,457
Residential mortgage loan commitments	70,102	1,958	34,783	1,379
Forward sales contracts	109,000	(531)	75,448	(901)
		$95,494		$56,935

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of September 30, 2024, or December 31, 2023. No credit losses were recognized on residential mortgage loans held for sale for the nine month period ended September 30, 2024, and 2023.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Production revenue:
Net realized gains (losses) on sale of mortgage loans	$2,085	$(1,631)	$6,449	$(3,658)
Net change in unrealized gain (loss) on mortgage loans held for sale	(190)	(522)	59	(648)
Net change in the fair value of mortgage loan commitments	13	(288)	579	487
Net change in the fair value of forward sales contracts	(345)	554	370	1,015
Total production revenue (loss)	1,563	(1,887)	7,457	(2,804)
Servicing revenue	16,809	15,243	48,510	45,668
Total mortgage banking revenue	$18,372	$13,356	$55,967	$42,864

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

The following represents a summary of mortgage servicing rights (dollars in thousands):

	September 30, 2024	December 31, 2023
Number of residential mortgage loans serviced for others	125,104	115,967
Outstanding principal balance of residential mortgage loans serviced for others	$22,084,578	$20,382,192
Weighted average interest rate	3.70%	3.64%
Remaining term (in months)	277	280

The following represents activity in capitalized mortgage servicing rights (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning Balance	$333,246	$304,722	$293,884	$277,608
Additions	3,842	3,154	10,812	9,757
Acquisitions	3,334	2,669	34,755	33,807
Change in fair value due to principal payments	(8,049)	(7,202)	(21,508)	(21,031)
Change in fair value due to market assumption changes	(16,453)	8,039	(2,023)	11,241
Ending Balance	$315,920	$311,382	$315,920	$311,382

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

Mortgage servicing rights are not traded in active markets. Fair value is determined by discounting the projected net cash flows. Significant market assumptions used to determine fair value based on significant unobservable inputs were as follows:

	September 30, 2024	December 31, 2023
Discount rate – risk-free rate plus a market premium	8.92%	9.72%
Prepayment rate – based upon loan interest rate, original term and loan type	7.46%	7.34%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$73 - $94	$69 - $94
Delinquent loans	$150 - $500	$150 - $500
Loans in foreclosure	$875 - $8,000	$875 - $8,000
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	3.63%	3.90%
Primary/secondary mortgage rate spread	115 bps	105 bps
Delinquency rate	2.09%	2.06%

Changes in primary residential mortgage interest rates directly affect the prepayment speeds used in valuing our mortgage servicing rights. A separate third-party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults, and other relevant factors. The prepayment model is updated periodically for changes in market conditions and adjusted to better correlate with actual performance of BOK Financial's servicing portfolio.

(6) Commitments and Contingent Liabilities

Litigation Contingencies

As a member of Visa, BOK Financial is obligated for a proportionate share of certain covered litigation losses incurred by Visa under a retrospective responsibility plan. A contingent liability was recognized for the Company’s share of Visa’s covered litigation liabilities. Visa funded an escrow account to cover litigation claims, including covered litigation losses under the retrospective responsibility plan, with proceeds from its initial public offering in 2008 and from available cash. On October 11, 2024, Visa announced that it had made an additional $1.5 billion deposit into the escrow fund.

On January 23, 2024, Visa, Inc. stockholders approved an exchange offer which provided holders of Class B-1 shares an option to convert up to 50% of its Class B-1 shares to Visa Class C shares and subsequently to freely transferable Visa Class A common shares subject to certain restrictions and holding period requirements (the "Exchange Offer"). The Exchange Offer opened on April 8, 2024, and expired on May 3, 2024. The Company tendered all of its 252,233 Class B-1 Visa shares under the Exchange Offer and received 126,116 Visa Class B-2 shares and 50,053 Visa Class C commons shares in return. The Company sold 41,148 Visa Class C shares and donated 8,905 Visa Class C shares to the BOKF Foundation. Conversion of the Class B-1 shares did not reduce our proportionate share of the covered litigation losses which may dilute our remaining Class B-2 shares if the escrow fund is not adequate to cover final litigation costs.

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

At September 30, 2024, the Company had $415 million in interests in various alternative investments generally consisting of unconsolidated limited partnership interests in entities for which investment return is in the form of low income housing tax credits or other investments in merchant banking activities. These investments are recognized in Other assets on the Consolidated Balance Sheets. This investment balance also includes $106 million of unfunded commitments included in Other liabilities on the Consolidated Balance Sheets.

(7) Shareholders' Equity

On October 29, 2024, the Company declared a quarterly cash dividend of $0.57 per common share payable on or about November 27, 2024, to shareholders of record as of November 15, 2024.

Dividends declared were $0.55 and $1.65 per share during the three and nine months ended September 30, 2024, and $0.54 and $1.62 per share during the three and nine months ended September 30, 2023.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available-for-Sale Securities	Investment Securities Transferred from AFS	Total
Balance, Dec. 31, 2022	$(664,618)	$(172,337)	$(836,955)
Net change in unrealized gain (loss)	(171,977)	—	(171,977)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	—	46,996	46,996
Loss on available-for-sale securities, net	3,010	—	3,010
Other comprehensive income (loss), before income taxes	(168,967)	46,996	(121,971)
Federal and state income taxes	(40,735)	10,794	(29,941)
Other comprehensive income (loss), net of income taxes	(128,232)	36,202	(92,030)
Balance, September 30, 2023	$(792,850)	$(136,135)	$(928,985)

Balance, Dec. 31, 2023	$(473,212)	$(125,888)	$(599,100)
Net change in unrealized gain (loss)	263,436	—	263,436
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	—	35,641	35,641
Loss on available-for-sale securities, net	45,828	—	45,828
Other comprehensive income (loss), before income taxes	309,264	35,641	344,905
Federal and state income taxes	72,711	8,383	81,094
Other comprehensive income (loss), net of income taxes	236,553	27,258	263,811
Balance, September 30, 2024	$(236,659)	$(98,630)	$(335,289)

(8) Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$139,999	$134,495	$387,415	$448,171
Less: Earnings allocated to participating securities	1,383	1,104	3,660	3,561
Numerator for basic earnings per share – income available to common shareholders	138,616	133,391	383,755	444,610
Effect of reallocating undistributed earnings of participating securities	—	—	—	—
Numerator for diluted earnings per share – income available to common shareholders	$138,616	$133,391	$383,755	$444,610

Denominator:
Weighted average shares outstanding	64,122,351	66,090,988	64,425,159	66,484,557
Less: Participating securities included in weighted average shares outstanding	632,770	542,681	594,971	529,263
Denominator for basic earnings per common share	63,489,581	65,548,307	63,830,188	65,955,294
Dilutive effect of employee stock compensation plans	—	—	—	—
Denominator for diluted earnings per common share	63,489,581	65,548,307	63,830,188	65,955,294

Basic earnings per share	$2.18	$2.04	$6.01	$6.74
Diluted earnings per share	$2.18	$2.04	$6.01	$6.74

(9) Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2024, is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest income from external sources	$277,777	$5,955	$10,640	$13,747	$308,119
Net interest income (expense) from internal sources	(70,167)	59,308	22,545	(11,686)	—
Net interest income	207,610	65,263	33,185	2,061	308,119
Net loans charged off (recovered) and provision for credit losses	(1,329)	1,779	(159)	1,709	2,000
Net interest income after provision for credit losses	208,939	63,484	33,344	352	306,119
Other operating revenue	59,320	36,699	112,457	(284)	208,192
Other operating expense	78,387	57,779	93,539	111,320	341,025
Net direct contribution	189,872	42,404	52,262	(111,252)	173,286
Gain (loss) on financial instruments, net	162	12,121	—	(12,283)	—
Change in fair value of mortgage servicing rights	—	(16,453)	—	16,453	—
Gain on repossessed assets, net	—	—	—	—	—
Corporate expense allocations	17,371	13,298	13,458	(44,127)	—
Net income before taxes	172,663	24,774	38,804	(62,955)	173,286
Federal and state income taxes	42,809	5,826	9,188	(24,510)	33,313
Net income	129,854	18,948	29,616	(38,445)	139,973
Net income attributable to non-controlling interests	—	—	—	(26)	(26)
Net income attributable to BOK Financial Corp. shareholders	$129,854	$18,948	$29,616	$(38,419)	$139,999

Average assets	$30,657,285	$9,804,990	$16,344,623	$(5,649,863)	$51,157,035

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2024, is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest income from external sources	$843,882	$19,497	$20,251	$14,082	$897,712
Net interest income (expense) from internal sources	(228,521)	175,065	70,833	(17,377)	—
Net interest income	615,361	194,562	91,084	(3,295)	897,712
Net loans charged off (recovered) and provision for credit losses	8,965	4,834	(174)	4,375	18,000
Net interest income after provision for credit losses	606,396	189,728	91,258	(7,670)	879,712
Other operating revenue	163,862	109,158	344,369	12,208	629,597
Other operating expense	224,596	166,354	283,041	344,108	1,018,099
Net direct contribution	545,662	132,532	152,586	(339,570)	491,210
Gain (loss) on financial instruments, net	497	(1,119)	—	622	—
Change in fair value of mortgage servicing rights	—	(2,023)	—	2,023	—
Gain on repossessed assets, net	—	116	—	(116)	—
Corporate expense allocations	53,149	40,862	44,721	(138,732)	—
Net income (loss) before taxes	493,010	88,644	107,865	(198,309)	491,210
Federal and state income taxes	121,780	20,848	25,524	(64,341)	103,811
Net income	371,230	67,796	82,341	(133,968)	387,399
Net income attributable to non-controlling interests	—	—	—	(16)	(16)
Net income attributable to BOK Financial Corp. shareholders	$371,230	$67,796	$82,341	$(133,952)	$387,415

Average assets	$30,258,034	$9,609,862	$16,185,931	$(5,259,231)	$50,794,596

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2023, is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest income from external sources	$298,313	$11,386	$7,622	$(16,425)	$300,896
Net interest income (expense) from internal sources	(84,170)	54,992	15,045	14,133	—
Net interest income	214,143	66,378	22,667	(2,292)	300,896
Net loans charged off (recovered) and provision for credit losses	4,904	(73)	9	2,160	7,000
Net interest income after provision for credit losses	209,239	66,451	22,658	(4,452)	293,896
Other operating revenue	59,153	30,716	123,614	(15,331)	198,152
Other operating expense	83,256	54,497	89,108	97,452	324,313
Net direct contribution	185,136	42,670	57,164	(117,235)	167,735
Gain (loss) on financial instruments, net	(11)	(9,183)	—	9,194	—
Change in fair value of mortgage servicing rights	—	8,039	—	(8,039)	—
Gain on repossessed assets, net	(268)	11	—	257	—
Corporate expense allocations	17,838	11,920	14,562	(44,320)	—
Net income before taxes	167,019	29,617	42,602	(71,503)	167,735
Federal and state income taxes	41,081	6,966	10,083	(24,874)	33,256
Net income	125,938	22,651	32,519	(46,629)	134,479
Net income attributable to non-controlling interests	—	—	—	(16)	(16)
Net income attributable to BOK Financial Corp. shareholders	$125,938	$22,651	$32,519	$(46,613)	$134,495

Average assets	$28,867,129	$9,379,478	$14,740,641	$(3,667,696)	$49,319,552

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2023, is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest income from external sources	$886,283	$50,360	$32,977	$5,885	$975,505
Net interest income (expense) from internal sources	(223,305)	151,315	59,131	12,859	—
Net interest income	662,978	201,675	92,108	18,744	975,505
Net loans charged off (recovered) and provision for credit losses	10,980	2,240	(60)	26,840	40,000
Net interest income after provision for credit losses	651,998	199,435	92,168	(8,096)	935,505
Other operating revenue	184,826	93,603	355,568	(48,931)	585,066
Other operating expense	233,949	157,035	255,450	302,364	948,798
Net direct contribution	602,875	136,003	192,286	(359,391)	571,773
Gain (loss) on financial instruments, net	162	(24,113)	—	23,951	—
Change in fair value of mortgage servicing rights	—	11,241	—	(11,241)	—
Gain on repossessed assets, net	999	25	—	(1,024)	—
Corporate expense allocations	56,960	35,860	39,871	(132,691)	—
Net income before taxes	547,076	87,296	152,415	(215,014)	571,773
Federal and state income taxes	133,691	20,532	36,010	(67,071)	123,162
Net income	413,385	66,764	116,405	(147,943)	448,611
Net income attributable to non-controlling interests	—	—	—	440	440
Net income attributable to BOK Financial Corp. shareholders	$413,385	$66,764	$116,405	$(148,383)	$448,171

Average assets	$28,402,890	$9,635,204	$13,128,925	$(3,418,086)	$47,748,933

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

Brokerage and trading revenue includes revenues from trading, customer hedging, retail brokerage, and investment banking. Trading revenue includes net realized and unrealized gains primarily related to sales of securities to institutional customers and related derivative contracts. Customer hedging revenue includes realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs including credit valuation adjustments, as necessary. We offer commodity, interest rate, foreign exchange, and equity derivatives to our customers. These customer contracts are offset with contracts with selected counterparties and exchanges to minimize changes in market risk from changes in commodity prices, interest rates, or foreign exchange rates. Retail brokerage revenue represents fees and commissions earned on sales of fixed income securities, annuities, mutual funds, and other financial instruments to retail customers. Investment banking revenue includes fees earned upon completion of underwriting and financial advisory services. Investment banking revenue also includes fees earned in conjunction with loan syndications. Insurance brokerage revenues represents fees and commissions earned on placement of insurance products with carriers for property and casualty and health coverage.

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

Fiduciary and asset management revenue includes fees from asset management, custody, recordkeeping, investment advisory, and administration services. Revenue is recognized on an accrual basis at the time the services are performed and may be based on either the fair value of the account or the service provided.

Deposit service charges and fees include commercial account service charges, overdraft fees, check card fee revenue and automated service charge, and other deposit service fees. Fees are recognized at least quarterly in accordance with published deposit account agreements and disclosure statements for retail accounts or contractual agreements for commercial accounts. Item charges for overdraft or non-sufficient funds items are recognized as items are presented for payment. Account balance charges and activity fees are accrued monthly and collected in arrears. Commercial account activity fees may be offset by an earnings credit based on account balances. Check card fees represent interchange fees paid by a merchant bank for transactions processed from cards issued by the Company. Check card fees are recognized when transactions are processed.

Mortgage banking revenue includes revenues recognized in conjunction with the origination, marketing, and servicing of conventional and government-sponsored residential mortgage loans. Mortgage production revenue includes net realized gains (losses) on sales of residential mortgage loans in the secondary market and the net change in unrealized gains (losses) on residential mortgage loans held for sale. Mortgage production revenue also includes changes in the fair value of derivative contracts not designated as hedging instruments related to residential mortgage loan commitments and forward sales contracts. Mortgage servicing revenue includes servicing fee income and late charges on loans serviced for others.

Fees and commissions revenue by reportable segment and primary service line is as follows for the three months ended September 30, 2024 (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$23,642	$—	$23,642	$23,642	$—
Customer hedging revenue	3,835	—	2,812	780	7,427	7,427	—
Retail brokerage revenue	—	—	4,924	—	4,924	—	4,924
Investment banking revenue	3,988	—	10,410	—	14,398	3,630	10,768
Brokerage and trading revenue	7,823	—	41,788	780	50,391	34,699	15,692
TransFund EFT network revenue	23,111	779	(21)	5	23,874	—	23,874
Merchant services revenue	2,461	8	—	—	2,469	—	2,469
Corporate card revenue	1,927	—	134	91	2,152	—	2,152
Transaction card revenue	27,499	787	113	96	28,495	—	28,495
Personal trust revenue	—	—	25,014	—	25,014	—	25,014
Corporate trust revenue	—	—	9,091	—	9,091	—	9,091
Institutional trust & retirement plan services revenue	—	—	17,057	(1)	17,056	—	17,056
Investment management services and other revenue	—	—	6,223	—	6,223	—	6,223
Fiduciary and asset management revenue	—	—	57,385	(1)	57,384	—	57,384
Commercial account service charge revenue	15,768	550	578	—	16,896	—	16,896
Overdraft fee revenue	30	5,805	41	—	5,876	—	5,876
Check card revenue	—	6,154	—	—	6,154	—	6,154
Automated service charge and other deposit fee revenue	257	1,187	80	—	1,524	—	1,524
Deposit service charges and fees	16,055	13,696	699	—	30,450	—	30,450
Mortgage production revenue	—	1,563	—	—	1,563	1,563	—
Mortgage servicing revenue	—	17,573	—	(764)	16,809	16,809	—
Mortgage banking revenue	—	19,136	—	(764)	18,372	18,372	—
Other revenue	4,488	3,080	12,472	(2,638)	17,402	10,382	7,020
Total fees and commissions revenue	$55,865	$36,699	$112,457	$(2,527)	$202,494	$63,453	$139,041
1     Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.
2    In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the nine months ended September 30, 2024 (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$88,794	$—	$88,794	$88,794	$—
Customer hedging revenue	10,986	—	7,879	1,652	20,517	20,517	—
Retail brokerage revenue	—	—	14,455	—	14,455	—	14,455
Investment banking revenue	11,913	—	26,908	—	38,821	10,666	28,155
Brokerage and trading revenue	22,899	—	138,036	1,652	162,587	119,977	42,610
TransFund EFT network revenue	65,460	2,381	(58)	5	67,788	—	67,788
Merchant services revenue	7,143	25	—	—	7,168	—	7,168
Corporate card revenue	5,533	—	474	271	6,278	—	6,278
Transaction card revenue	78,136	2,406	416	276	81,234	—	81,234
Personal trust revenue	—	—	76,129	—	76,129	—	76,129
Corporate trust revenue	—	—	26,997	—	26,997	—	26,997
Institutional trust & retirement plan services revenue	—	—	49,723	—	49,723	—	49,723
Investment management services and other revenue	—	—	17,416	—	17,416	—	17,416
Fiduciary and asset management revenue	—	—	170,265	—	170,265	—	170,265
Commercial account service charge revenue	46,063	1,633	1,727	—	49,423	—	49,423
Overdraft fee revenue	93	16,573	103	—	16,769	—	16,769
Check card revenue	—	17,873	—	—	17,873	—	17,873
Automated service charge and other deposit fee revenue	785	3,612	245	—	4,642	—	4,642
Deposit service charges and fees	46,941	39,691	2,075	—	88,707	—	88,707
Mortgage production revenue	—	7,457	—	—	7,457	7,457	—
Mortgage servicing revenue	—	50,652	—	(2,142)	48,510	48,510	—
Mortgage banking revenue	—	58,109	—	(2,142)	55,967	55,967	—
Other revenue	12,239	8,952	33,577	(10,443)	44,325	26,695	17,630
Total fees and commissions revenue	$160,215	$109,158	$344,369	$(10,657)	$603,085	$202,639	$400,446
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

11) Fair Value Measurements

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

For some assets and liabilities, observable market transactions and market information might be available. For other assets and liabilities, observable market transactions and market information might not be available. A hierarchy for fair value has been established which categorizes into three levels the inputs to valuation techniques used to measure fair value. The three levels are as follows:

•Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1) - Fair value is based on unadjusted quoted prices in active markets for identical assets or liabilities.

•Significant Other Observable Inputs (Level 2) - Fair value is based on significant other observable inputs which are generally determined based on a single price for each financial instrument provided to us by an applicable third-party pricing service and is based on one or more of the following:

•Quoted prices for similar, but not identical, assets or liabilities in active markets;
•Quoted prices for identical or similar assets or liabilities in inactive markets;
•Inputs other than quoted prices that are observable, such as interest rate and yield curves, volatilities, prepayment speeds, loss severities, credit risks, and default rates;
•Other inputs derived from or corroborated by observable market inputs.

•Significant Unobservable Inputs (Level 3) - Fair value is based upon model-based valuation techniques for which at least one significant assumption is not observable in the market.

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the three and nine months ended September 30, 2024, and 2023, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the three and nine months ended September 30, 2024, and 2023 were immaterial.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments, and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at September 30, 2024, or December 31, 2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of September 30, 2024 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government securities	$332,466	$308,370	$24,096	$—
Residential agency mortgage-backed securities	4,672,427	—	4,672,427	—
Municipal securities	76,004	—	76,004	—
Other trading securities	58,828	—	58,828	—
Total trading securities	5,139,725	308,370	4,831,355	—
Available-for-sale securities:
U.S. Treasury	951	951	—	—
Municipal securities	228,171	—	228,171	—
Residential agency mortgage-backed securities	8,577,928	—	8,577,928	—
Residential non-agency mortgage-backed securities	838,783	—	838,783	—
Commercial agency mortgage-backed securities	3,369,680	—	3,369,680	—
Other debt securities	473	—	—	473
Total available-for-sale securities	13,015,986	951	13,014,562	473
Fair value option securities — Residential agency mortgage-backed securities	19,172	—	19,172	—
Residential mortgage loans held for sale[1]	95,494	—	88,161	7,333
Mortgage servicing rights[2]	315,920	—	—	315,920
Derivative contracts, net of cash collateral[3]	334,382	1,426	332,956	—
Liabilities:
Derivative contracts, net of cash collateral[3]	$402,559	$—	$402,559	$—
1Residential mortgage loans held for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards and are valued at 82.54% of the unpaid principal balance.
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

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of December 31, 2023 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government securities	$10,959	$9,017	$1,942	$—
Residential agency mortgage-backed securities	5,105,137	—	5,105,137	—
Municipal securities	37,413	—	37,413	—
Other trading securities	39,996	—	39,996	—
Total trading securities	5,193,505	9,017	5,184,488	—
Available-for-sale securities:
U.S. Treasury	925	925	—	—
Municipal securities	502,833	—	502,833	—
Residential agency mortgage-backed securities	6,834,720	—	6,834,720	—
Residential non-agency mortgage-backed securities	799,877	—	799,877	—
Commercial agency mortgage-backed securities	4,147,853	—	4,147,853	—
Other debt securities	473	—	—	473
Total available-for-sale securities	12,286,681	925	12,285,283	473
Fair value option securities — Residential agency mortgage-backed securities	20,671	—	20,671	—
Residential mortgage loans held for sale[1]	56,935	—	49,749	7,186
Mortgage servicing rights[2]	293,884	—	—	293,884
Derivative contracts, net of cash collateral[3]	410,304	—	410,304	—
Liabilities:
Derivative contracts, net of cash collateral[3]	$587,473	$2,607	$584,866	$—
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

Following is a description of the Company's valuation methodologies used for assets and liabilities measured on a recurring basis:
Securities

The fair values of trading, available-for-sale, and fair value option securities are based on quoted prices for identical instruments in active markets, when available. If quoted prices for identical instruments are not available, fair values are based on significant other observable inputs such as quoted prices of comparable instruments or interest rates and credit spreads, yield curves, volatilities, prepayment speeds, and loss severities. The Company has elected to carry all residential mortgage-backed securities guaranteed by U.S. government agencies held as economic hedges against changes in the fair value of mortgage servicing rights at fair value with changes in the fair value recognized in earnings.

The fair value of certain available-for-sale municipal and other debt securities may be based on significant unobservable inputs. These significant unobservable inputs include limited observed trades, projected cash flows, current credit rating of the issuers and, when applicable, the insurers of the debt and observed trades of similar debt. Discount rates are primarily based on references to interest rate spreads on comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies adjusted for a lack of trading volume. Significant unobservable inputs are developed by investment securities professionals involved in the active trading of similar securities. A summary of significant inputs used to value these securities follows. A management committee composed of senior members from the Company's Corporate Treasury, Risk Management and Finance departments assesses the appropriateness of these inputs quarterly.

Derivatives

All derivative instruments are carried on the balance sheet at fair value. Fair values for exchange-traded contracts are based on quoted prices. Fair values for over-the-counter interest rate, commodity, and foreign exchange contracts are based on valuations provided either by third-party dealers in the contracts, quotes provided by independent pricing services, or a third-party provided pricing model that uses significant other observable market inputs.

Credit risk is considered in determining the fair value of derivative instruments. Management determines fair value adjustments based on various risk factors including, but not limited to, current fair value, probability of default, and loss given default.

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at September 30, 2024, for which the fair value was adjusted during the nine months ended September 30, 2024 (in thousands):

				Fair Value Adjustments for the
	Carrying Value at September 30, 2024			Three Months Ended September 30, 2024 Recognized in:		Nine Months Ended Sep. 30, 2024 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Nonaccruing loans	$—	$62	$5,100	$400	$—	$6,743	$—
Real estate and other repossessed assets	—	23	—	—	(5)	—	(5)

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at September 30, 2023, for which the fair value was adjusted during the nine months ended September 30, 2023 (in thousands):

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

The fair value of collateral-dependent nonaccruing loans secured by real estate and real estate and other repossessed assets and the related fair value adjustments are generally based on unadjusted third-party appraisals. Our appraisal review policies require appraised values to be supported by observed inputs derived principally from or corroborated by observable market data. Appraisals that are not based on observable inputs or that require significant adjustments or fair value measurements that are not based on third-party appraisals are considered to be based on significant unobservable inputs. Non-recurring fair value measurements of collateral-dependent nonaccruing loans and real estate and other repossessed assets based on significant unobservable inputs are generally due to estimates of current fair values between appraisal dates. Significant unobservable inputs include listing prices for the same or comparable assets, uncorroborated expert opinions, or management's knowledge of the collateral or industry. Non-recurring fair value measurements of collateral dependent loans secured by mineral rights are generally determined by our internal staff of engineers on projected cash flows under current market conditions and are based on significant unobservable inputs. Projected cash flows are discounted according to risk characteristics of the underlying oil and gas properties. Assets are evaluated to demonstrate with reasonable certainty that crude oil, natural gas, and natural gas liquids can be recovered from known oil and gas reservoirs under existing economic and operating conditions at current prices with existing conventional equipment, operating methods, and costs. Significant unobservable inputs are developed by asset management and workout professionals and approved by senior Credit Administration executives.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of September 30, 2024, follows (dollars in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$5,100	Discounted cash flows	Management knowledge of industry and non-real estate collateral	36% - 36% (36%)[1]
1    Represents fair value as a percentage of the unpaid principal balance.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of September 30, 2023, follows (dollars in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$796	Discounted cash flows	Management knowledge of industry and non-real estate collateral	12% - 14% (14%)[1]
1    Represents fair value as a percentage of the unpaid principal balance.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or are measured at fair value on a non-recurring basis as of September 30, 2024 (in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$928,997	$928,997	$928,997	$—	$—
Interest-bearing cash and cash equivalents	547,043	547,043	547,043	—	—
Trading securities:
U.S. government securities	332,466	332,466	308,370	24,096	—
Residential agency mortgage-backed securities	4,672,427	4,672,427	—	4,672,427	—
Municipal securities	76,004	76,004	—	76,004	—
Other trading securities	58,828	58,828	—	58,828	—
Total trading securities	5,139,725	5,139,725	308,370	4,831,355	—
Investment securities:
Municipal securities	104,775	108,213	—	11,837	96,376
Residential agency mortgage-backed securities	1,933,393	1,799,308	—	1,799,308	—
Commercial agency mortgage-backed securities	16,143	15,603	—	15,603	—
Other debt securities	15,788	14,783	—	14,783	—
Total investment securities	2,070,099	1,937,907	—	1,841,531	96,376
Allowance for credit losses	(234)	—	—	—	—
Investment securities, net of allowance	2,069,865	1,937,907	—	1,841,531	96,376
Available-for-sale securities:
U.S. Treasury	951	951	951	—	—
Municipal securities	228,171	228,171	—	228,171	—
Residential agency mortgage-backed securities	8,577,928	8,577,928	—	8,577,928	—
Residential non-agency mortgage-backed securities	838,783	838,783	—	838,783	—
Commercial agency mortgage-backed securities	3,369,680	3,369,680	—	3,369,680	—
Other debt securities	473	473	—	—	473
Total available-for-sale securities	13,015,986	13,015,986	951	13,014,562	473
Fair value option securities — Residential agency mortgage-backed securities	19,172	19,172	—	19,172	—
Residential mortgage loans held for sale	95,494	95,494	—	88,161	7,333
Loans:
Commercial	14,877,922	14,989,899	—	—	14,989,899
Commercial real estate	5,188,655	5,157,125	—	—	5,157,125
Loans to individuals	3,918,484	3,831,981	—	—	3,831,981
Total loans	23,985,061	23,979,005	—	—	23,979,005
Allowance for loan losses	(284,456)	—	—	—	—
Loans, net of allowance	23,700,605	23,979,005	—	—	23,979,005
Mortgage servicing rights	315,920	315,920	—	—	315,920
Derivative instruments with positive fair value, net of cash collateral	334,382	334,382	1,426	332,956	—
Deposits with no stated maturity	33,389,162	33,389,162	—	—	33,389,162
Time deposits	3,837,956	3,828,500	—	—	3,828,500
Other borrowed funds	5,473,783	5,473,783	—	—	5,473,783
Subordinated debentures	131,188	117,682	—	117,682	—
Derivative instruments with negative fair value, net of cash collateral	402,559	402,559	—	402,559	—

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or are measured at fair value on a non-recurring basis as of December 31, 2023 (in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$947,613	$947,613	$947,613	$—	$—
Interest-bearing cash and cash equivalents	400,652	400,652	400,652	—	—
Trading securities:
U.S. government securities	10,959	10,959	9,017	1,942	—
Residential agency mortgage-backed securities	5,105,137	5,105,137	—	5,105,137	—
Municipal securities	37,413	37,413	—	37,413	—
Other trading securities	39,996	39,996	—	39,996	—
Total trading securities	5,193,505	5,193,505	9,017	5,184,488	—
Investment securities:
Municipal securities	120,705	125,525	—	12,305	113,220
Residential agency mortgage-backed securities	2,092,083	1,917,810	—	1,917,810	—
Commercial agency mortgage-backed securities	15,914	15,067	—	15,067	—
Other debt securities	15,787	14,184	—	14,184	—
Total investment securities	2,244,489	2,072,586	—	1,959,366	113,220
Allowance for credit losses	(336)	—	—	—	—
Investment securities, net of allowance	2,244,153	2,072,586	—	1,959,366	113,220
Available-for-sale securities:
U.S. Treasury	925	925	925	—	—
Municipal securities	502,833	502,833	—	502,833	—
Residential agency mortgage-backed securities	6,834,720	6,834,720	—	6,834,720	—
Residential non-agency mortgage-backed securities	799,877	799,877	—	799,877	—
Commercial agency mortgage-backed securities	4,147,853	4,147,853	—	4,147,853	—
Other debt securities	473	473	—	—	473
Total available-for-sale securities	12,286,681	12,286,681	925	12,285,283	473
Fair value option securities — Residential agency mortgage-backed securities	20,671	20,671	—	20,671	—
Residential mortgage loans held for sale	56,935	56,935	—	49,749	7,186
Loans:
Commercial	14,803,769	14,862,873	—	—	14,862,873
Commercial real estate	5,337,647	5,270,657	—	—	5,270,657
Loans to individuals	3,763,552	3,634,855	—	—	3,634,855
Total loans	23,904,968	23,768,385	—	—	23,768,385
Allowance for loan losses	(277,123)	—	—	—	—
Loans, net of allowance	23,627,845	23,768,385	—	—	23,768,385
Mortgage servicing rights	293,884	293,884	—	—	293,884
Derivative instruments with positive fair value, net of cash collateral	410,304	410,304	—	410,304	—
Deposits with no stated maturity	31,007,679	31,007,679	—	—	31,007,679
Time deposits	3,012,022	2,993,685	—	—	2,993,685
Other borrowed funds	8,824,300	8,824,299	—	—	8,824,299
Subordinated debentures	131,150	115,798	—	115,798	—
Derivative instruments with negative fair value, net of cash collateral	587,473	587,473	2,607	584,866	—

Because no market exists for certain of these financial instruments and management does not intend to sell these financial instruments, the fair values shown in the tables above may not represent values at which the respective financial instruments could be sold individually or in the aggregate at the given reporting date.

(12) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on September 30, 2024, through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Nine-Month Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In thousands, except per share data)	Nine Months Ended
	September 30, 2024			September 30, 2023
	Average Balance	Revenue/ Expense	Yield/ Rate[1]	Average Balance	Revenue/ Expense	Yield/ Rate[1]
Assets
Interest-bearing cash and cash equivalents	$544,371	$21,912	5.38%	$641,203	$24,257	5.06%
Trading securities	5,699,227	219,654	5.18%	4,259,291	147,256	4.61%
Investment securities	2,151,633	22,849	1.42%	2,403,984	25,985	1.44%
Available for sale securities	12,745,134	363,064	3.65%	11,900,049	283,199	3.00%
Fair value option securities	19,447	578	3.65%	194,913	7,561	5.11%
Restricted equity securities	425,440	26,476	8.30%	371,871	21,013	7.53%
Residential mortgage loans held for sale	78,236	3,766	6.29%	72,021	3,305	5.98%
Loans	24,213,204	1,345,721	7.42%	22,929,972	1,198,263	6.99%
Allowance for loan losses	(282,990)			(253,105)
Loans, net of allowance	23,930,214	1,345,721	7.51%	22,676,867	1,198,263	7.06%
Total earning assets	45,593,702	2,004,020	5.81%	42,520,199	1,710,839	5.29%
Receivable on unsettled securities sales	231,574			203,520
Cash and other assets	4,969,320			5,025,214
Total assets	$50,794,596			$47,748,933
Liabilities and equity
Interest-bearing deposits:
Transaction	$23,089,008	$646,670	3.74%	$18,810,872	$362,593	2.58%
Savings	832,199	3,632	0.58%	919,644	1,781	0.26%
Time	3,465,276	117,703	4.54%	2,136,225	52,374	3.28%
Total interest-bearing deposits	27,386,483	768,005	3.75%	21,866,741	416,748	2.55%
Funds purchased and repurchase agreements	1,369,725	42,140	4.11%	2,713,195	89,103	4.39%
Other borrowings	6,785,766	282,507	5.56%	5,594,290	216,175	5.17%
Subordinated debentures	131,155	6,975	7.10%	131,156	6,609	6.74%
Total interest-bearing liabilities	35,673,129	1,099,627	4.12%	30,305,382	728,635	3.21%
Non-interest bearing demand deposits	8,430,111			11,179,239
Due on unsettled securities purchases	399,719			396,776
Other liabilities	1,039,441			970,132
Total equity	5,252,196			4,897,404
Total liabilities and equity	$50,794,596			$47,748,933
Tax-equivalent net interest income		$904,393	1.69%		$982,204	2.08%
Tax-equivalent net interest income to earning assets			2.62%			3.03%
Less tax-equivalent adjustment		6,681			6,699
Net interest income		897,712			975,505
Provision for credit losses		18,000			40,000
Other operating revenue		629,597			585,066
Other operating expense		1,018,099			948,798
Income before taxes		491,210			571,773
Federal and state income taxes		103,811			123,162
Net income		387,399			448,611
Net income attributable to non-controlling interests		(16)			440
Net income attributable to BOK Financial Corporation shareholders		$387,415			$448,171
Earnings per average common share equivalent:
Net income:
Basic		$6.01			$6.74
Diluted		$6.01			$6.74
1Yield calculations are shown on a tax equivalent at the statutory federal and state rates for the periods presented. The yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income and the unrealized gains and losses. The yield calculation also includes average loan balances for which the accrual of interest has been discontinued and are net of unearned income. Yield / rate calculations are generally based on the conventions that determine how interest income and expense is accrued.

Quarterly Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In thousands, except per share data)	Three Months Ended
	September 30, 2024			June 30, 2024
	Average Balance	Revenue/ Expense	Yield/ Rate[1]	Average Balance	Revenue/ Expense	Yield/ Rate[1]
Assets
Interest-bearing cash and cash equivalents	$531,811	$7,131	5.33%	$533,760	$7,776	5.86%
Trading securities	5,802,448	76,498	5.36%	5,922,891	74,856	5.06%
Investment securities, net of allowance	2,094,408	7,406	1.41%	2,151,079	7,589	1.41%
Available-for-sale securities	12,939,422	125,555	3.76%	12,755,865	123,916	3.71%
Fair value option securities	19,095	189	3.69%	19,170	194	3.68%
Restricted equity securities	410,800	8,426	8.20%	453,303	9,192	8.11%
Residential mortgage loans held for sale	95,742	1,495	6.15%	81,371	1,348	6.50%
Loans	24,304,884	455,995	7.47%	24,385,153	449,142	7.41%
Allowance for loan losses	(287,227)			(283,246)
Loans, net of allowance	24,017,657	455,995	7.55%	24,101,907	449,142	7.49%
Total earning assets	45,911,383	682,695	5.89%	46,019,346	674,013	5.80%
Receivable on unsettled securities sales	216,158			171,344
Cash and other assets	5,029,494			5,004,509
Total assets	$51,157,035			$51,195,199
Liabilities and equity
Interest-bearing deposits:
Transaction	$23,986,697	$227,767	3.78%	$23,006,204	$215,122	3.76%
Savings	820,980	1,232	0.60%	832,704	1,196	0.58%
Time	3,678,964	42,129	4.56%	3,427,336	38,435	4.51%
Total interest-bearing deposits	28,486,641	271,128	3.79%	27,266,244	254,753	3.76%
Funds purchased and repurchase agreements	1,016,688	9,932	3.89%	1,838,323	19,544	4.28%
Other borrowings	6,366,046	88,774	5.55%	7,151,228	99,193	5.58%
Subordinated debentures	131,155	2,357	7.15%	131,156	2,306	7.07%
Total interest-bearing liabilities	36,000,530	372,191	4.11%	36,386,951	375,796	4.15%
Non-interest bearing demand deposits	8,273,656			8,386,979
Due on unsettled securities purchases	348,585			351,199
Other liabilities	1,084,458			920,427
Total equity	5,449,806			5,149,643
Total liabilities and equity	$51,157,035			$51,195,199
Tax-equivalent net interest income		$310,504	1.78%		$298,217	1.65%
Tax-equivalent net interest income to earning assets			2.68%			2.56%
Less tax-equivalent adjustment		2,385			2,196
Net interest income		308,119			296,021
Provision for credit losses		2,000			8,000
Other operating revenue		208,192			259,704
Other operating expense		341,025			336,690
Income before taxes		173,286			211,035
Federal and state income taxes		33,313			47,303
Net income		139,973			163,732
Net income (loss) attributable to non-controlling interests		(26)			19
Net income attributable to BOK Financial Corporation shareholders		$139,999			$163,713
Earnings per average common share equivalent:
Basic		$2.18			$2.54
Diluted		$2.18			$2.54
1Yield calculations are shown on a tax equivalent at the statutory federal and state rates for the periods presented. The yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income and the unrealized gains and losses. The yield calculation also includes average loan balances for which the accrual of interest has been discontinued and are net of unearned income. Yield / rate calculations are generally based on the conventions that determine how interest income and expense is accrued.

(In thousands, except per share data)	Three Months Ended
	March 31, 2024			December 31, 2023
	Average Balance	Revenue /Expense	Yield/ Rate[1]	Average Balance	Revenue / Expense	Yield/ Rate[1]
Assets
Interest-bearing cash and cash equivalents	$567,680	$7,005	4.96%	$605,839	$8,096	5.30%
Trading securities	5,371,209	68,300	5.12%	5,448,403	69,013	5.05%
Investment securities, net of allowance	2,210,040	7,854	1.42%	2,264,194	8,058	1.42%
Available-for-sale securities	12,537,981	113,593	3.48%	12,063,398	105,556	3.27%
Fair value option securities	20,080	195	3.59%	20,086	199	3.57%
Restricted equity securities	412,376	8,858	8.59%	432,780	8,670	8.01%
Residential mortgage loans held for sale	57,402	923	6.25%	61,146	1,036	6.59%
Loans	23,948,567	440,584	7.40%	23,705,108	439,808	7.36%
Allowance for loan losses	(278,449)			(273,717)
Loans, net of allowance	23,670,118	440,584	7.48%	23,431,391	439,808	7.45%
Total earning assets	44,846,886	647,312	5.73%	44,327,237	640,436	5.64%
Receivable on unsettled securities sales	307,389			276,856
Cash and other assets	4,873,297			5,109,577
Total assets	$50,027,572			$49,713,670
Liabilities and equity
Interest-bearing deposits:
Transaction	$22,264,259	$203,781	3.68%	$20,449,370	$177,475	3.44%
Savings	843,037	1,204	0.57%	845,705	1,132	0.53%
Time	3,287,179	37,139	4.54%	3,002,252	31,242	4.13%
Total interest-bearing deposits	26,394,475	242,124	3.69%	24,297,327	209,849	3.43%
Funds purchased and repurchase agreements	1,258,044	12,664	4.05%	2,476,973	29,915	4.79%
Other borrowings	6,844,633	94,540	5.56%	7,120,963	99,542	5.55%
Subordinated debentures	131,154	2,312	7.09%	131,151	2,343	7.09%
Total interest-bearing liabilities	34,628,306	351,640	4.08%	34,026,414	341,649	3.98%
Non-interest bearing demand deposits	8,631,416			9,378,886
Due on unsettled securities purchases	499,936			363,358
Other liabilities	1,112,947			1,008,035
Total equity	5,154,967			4,936,977
Total liabilities and equity	$50,027,572			$49,713,670
Tax-equivalent net interest income		$295,672	1.65%		$298,787	1.66%
Tax-equivalent net interest income to earning assets			2.61%			2.64%
Less tax-equivalent adjustment		2,100			2,112
Net interest income		293,572			296,675
Provision for credit losses		8,000			6,000
Other operating revenue		161,701			204,883
Other operating expense		340,384			384,083
Income before taxes		106,889			111,475
Federal and state income taxes		23,195			28,953
Net income		83,694			82,522
Net income (loss) attributable to non-controlling interests		(9)			(53)
Net income attributable to BOK Financial Corporation shareholders		$83,703			$82,575
Earnings Per Average Common Share Equivalent:
Basic		$1.29			$1.26
Diluted		$1.29			$1.26
1Yield calculations are shown on a tax equivalent at the statutory federal and state rates for the periods presented. The yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income and the unrealized gains and losses. The yield calculation also includes average loan balances for which the accrual of interest has been discontinued and are net of unearned income. Yield / rate calculations are generally based on the conventions that determine how interest income and expense is accrued.

(In thousands, except per share data)	Three Months Ended
	September 30, 2023
	Average Balance	Revenue / Expense	Yield/ Rate[1]
Assets
Interest-bearing cash and cash equivalents	$598,734	$8,199	5.43%
Trading securities	5,444,587	65,301	4.76%
Investment securities, net of allowance	2,331,595	8,309	1.43%
Available-for-sale securities	11,925,800	99,238	3.11%
Fair value option securities	41,741	552	4.61%
Restricted equity securities	445,532	8,776	7.88%
Residential mortgage loans held for sale	77,208	1,234	6.27%
Loans	23,414,308	427,649	7.25%
Allowance for loan losses	(267,205)
Loans, net of allowance	23,147,103	427,649	7.33%
Total earning assets	44,012,300	619,258	5.49%
Receivable on unsettled securities sales	268,344
Cash and other assets	5,038,908
Total assets	$49,319,552
Liabilities and equity
Interest-bearing deposits:
Transaction	$19,415,599	$155,385	3.18%
Savings	874,530	1,043	0.47%
Time	2,839,947	28,380	3.96%
Total interest-bearing deposits	23,130,076	184,808	3.17%
Funds purchased and repurchase agreements	2,699,027	32,748	4.81%
Other borrowings	6,968,309	96,271	5.48%
Subordinated debentures	131,151	2,321	7.02%
Total interest-bearing liabilities	32,928,563	316,148	3.81%
Non-interest bearing demand deposits	10,157,821
Due on unsettled securities purchases	435,927
Other liabilities	891,675
Total equity	4,905,566
Total liabilities and equity	$49,319,552
Tax-equivalent net interest income		$303,110	1.68%
Tax-equivalent net interest income to earning assets			2.69%
Less tax-equivalent adjustment		2,214
Net interest income		300,896
Provision for credit losses		7,000
Other operating revenue		198,152
Other operating expense		324,313
Income before taxes		167,735
Federal and state income taxes		33,256
Net income		134,479
Net income attributable to non-controlling interests		(16)
Net income attributable to BOK Financial Corporation shareholders		$134,495
Earnings Per Average Common Share Equivalent:
Basic		$2.04
Diluted		$2.04
1Yield calculations are shown on a tax equivalent at the statutory federal and state rates for the periods presented. The yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income and the unrealized gains and losses. The yield calculation also includes average loan balances for which the accrual of interest has been discontinued and are net of unearned income. Yield / rate calculations are generally based on the conventions that determine how interest income and expense is accrued.

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	Sep. 30, 2024	June 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023
Interest revenue	$680,310	$671,817	$645,212	$638,324	$617,044
Interest expense	372,191	375,796	351,640	341,649	316,148
Net interest income	308,119	296,021	293,572	296,675	300,896
Provision for credit losses	2,000	8,000	8,000	6,000	7,000
Net interest income after provision for credit losses	306,119	288,021	285,572	290,675	293,896
Other operating revenue
Brokerage and trading revenue	50,391	53,017	59,179	60,896	62,312
Transaction card revenue	28,495	27,246	25,493	28,847	26,387
Fiduciary and asset management revenue	57,384	57,576	55,305	51,408	52,256
Deposit service charges and fees	30,450	29,572	28,685	27,770	27,676
Mortgage banking revenue	18,372	18,628	18,967	12,834	13,356
Other revenue	17,402	13,988	12,935	15,035	15,865
Total fees and commissions	202,494	200,027	200,564	196,790	197,852
Other gains, net	13,087	57,375	4,269	40,452	1,474
Gain (loss) on derivatives, net	8,991	(1,091)	(8,633)	8,592	(9,010)
Gain (loss) on fair value option securities, net	764	(94)	(305)	1,031	(203)
Change in fair value of mortgage servicing rights	(16,453)	3,453	10,977	(14,356)	8,039
Gain (loss) on available-for-sale securities, net	(691)	34	(45,171)	(27,626)	—
Total other operating revenue	208,192	259,704	161,701	204,883	198,152
Other operating expense
Personnel	206,821	191,090	202,653	203,022	190,791
Business promotion	7,681	8,250	7,978	8,629	6,958
Charitable contributions to BOKF Foundation	—	13,610	—	1,542	23
Professional fees and services	13,405	13,331	12,010	16,288	13,224
Net occupancy and equipment	32,077	30,245	30,293	30,355	32,583
FDIC and other insurance	8,186	7,317	8,740	8,495	7,996
FDIC special assessment	(1,437)	1,190	6,454	43,773	—
Data processing and communications	47,554	46,131	45,564	45,584	45,672
Printing, postage and supplies	3,594	3,789	3,997	3,844	3,760
Amortization of intangible assets	2,856	2,898	3,003	3,543	3,474
Mortgage banking costs	9,059	8,532	6,355	8,085	8,357
Other expense	11,229	10,307	13,337	10,923	11,475
Total other operating expense	341,025	336,690	340,384	384,083	324,313
Net income before taxes	173,286	211,035	106,889	111,475	167,735
Federal and state income taxes	33,313	47,303	23,195	28,953	33,256
Net income	139,973	163,732	83,694	82,522	134,479
Net income (loss) attributable to non-controlling interests	(26)	19	(9)	(53)	(16)
Net income attributable to BOK Financial Corporation shareholders	$139,999	$163,713	$83,703	$82,575	$134,495

Earnings per share:
Basic	$2.18	$2.54	$1.29	$1.26	$2.04
Diluted	$2.18	$2.54	$1.29	$1.26	$2.04
Average shares used in computation:
Basic	63,489,581	63,714,204	64,290,105	64,750,171	65,548,307
Diluted	63,489,581	63,714,204	64,290,105	64,750,171	65,548,307

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1 to July 31, 2024	445	$90.43	—	1,542,980
August 1 to August 31, 2024	294	$98.75	—	1,542,980
September 1 to September 30, 2024	—	$—	—	1,542,980
Total	739		—
1On November 1, 2022, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock. As of September 30, 2024, the Company had repurchased 3,457,020 shares under this plan. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations, and other factors.
2The Company may repurchase mature shares from employees to cover the exercise price and taxes in connection with employee equity compensation.
Item 5. Other Information

Trading Plans

No Company director or officer (as defined in Exchange Act Rule 16a-1(f)) has adopted, modified or terminated any trading arrangements during the third quarter of 2024.

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

Date:        October 30, 2024

/s/ Martin E. Grunst
Martin E. Grunst
Executive Vice President and
Chief Financial Officer

/s/ Michael J. Rogers
Michael J. Rogers
Senior Vice President and
Chief Accounting Officer