Form 10-K
period 2024-12-31
BOK FINANCIAL CORP
filed 2025-02-19
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates is approximately $2.4 billion (based on the June 30, 2024 closing price of Common Stock of $91.64 per share). As of January 31, 2025, there were 64,226,062 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and III incorporate certain information by reference from the Registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders.

BOK Financial Corporation
Form 10-K
Year Ended December 31, 2024

GLOSSARY OF DEFINED TERMS

The following items may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
AFS	Available For Sale
AI	Artificial Intelligence
AOCI	Accumulated Other Comprehensive Income
ASU	Accounting Standards Update
ATM	Automated Teller Machine
BCBS	Basel Committee on Banking Supervision
BHCA	Bank Holding Company Act of 1956
Board	Board of Directors of BOK Financial Corporation
BOK Financial	BOK Financial Corporation
BOKF	BOK Financial Corporation
BOKFI	BOK Financial Insurance, Inc.
BSA	Bank Secrecy Act
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1 Capital
CFPB	Consumer Financial Protection Bureau
CFTC	Commodity Futures Trading Commission
CISO	Chief Information Security Officer
CODM	Chief Operating Decision Maker
Company	BOK Financial Corporation
COSO	Committee of Sponsoring Organizations
CRA	Community Reinvestment Act of 1977
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EFT	Electronic Funds Transfer
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FINRA	Financial Industry Regulatory Authority
GAAP	Generally Accepted Accounting Principles in the United States of America
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
ISMS	Information Security Management System
ISO	International Organization for Standardization
KBW	Keefe, Bruyette & Woods
MSR	Mortgage Servicing Rights
NASDAQ	National Association of Securities Dealers Automated Quotations
NIST	National Institute of Standards and Technology
NYMEX	New York Mercantile Exchange
OCC	Office of the Comptroller of the Currency
PATRIOT Act	USA PATRIOT Act of 2001
PCAOB	Public Company Accounting Oversight Board
Pension Plan	BOK Financial Corporation sponsored defined benefit cash balance pension plan
PPNR	Pre-Provision Net Revenue

Term	Definition
RMHFS	Residential Mortgages Held for Sale
RSUs	Restricted Stock Units
S&P	Standard & Poor's
SEC	Securities and Exchange Commission
SOC	Service Organization Controls
SOFR	Secured Overnight Financing Rate
SVaR	Stressed Value at Risk
Thrift Plan	BOK Financial Corporation sponsored defined contribution plan
Tier 2	Supplementary capital
TransFund	BOKF's electronic funds transfer network
VA	U.S. Department of Veterans Affairs
VaR	Value at Risk
VIEs	Variable Interest Entities
WTI	West Texas Intermediate

PART I

ITEM 1.   BUSINESS

General

Developments relating to individual aspects of the business of BOK Financial are described below. Additional discussion of the Company’s activities during the current year appears within Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Description of Business

BOK Financial is a financial holding company incorporated in the state of Oklahoma in 1990 whose activities are governed by the BHCA, as amended by the Financial Services Modernization Act or Gramm-Leach-Bliley Act and the Dodd-Frank Act. BOK Financial offers full service banking in Oklahoma, Texas, New Mexico, Northwest Arkansas, Colorado, Arizona, and Kansas/Missouri. At December 31, 2024, the Company reported total consolidated assets of $50 billion.

BOKF, NA is a wholly owned subsidiary bank of BOK Financial. BOKF, NA operates TransFund and Cavanal Hill Investment Management. BOKF, NA operates banking divisions across eight states: Bank of Albuquerque, Bank of Oklahoma, Bank of Texas and BOK Financial in Arizona, Arkansas, Colorado, Kansas, and Missouri; as well as having limited purpose offices in Nebraska, Wisconsin, Connecticut, and Tennessee. Other wholly owned subsidiaries of BOK Financial include BOK Financial Securities, Inc., a broker/dealer that primarily engages in retail and institutional securities sales and municipal bond underwriting; and BOK Financial Private Wealth, Inc., an investment adviser to high net-worth clients. Other non-bank subsidiary operations do not have a significant effect on the Company’s financial statements.

Our overall strategic objective is to emphasize growth in long-term value by building on our leadership position in Oklahoma through expansion into other high-growth markets in contiguous states. We operate primarily in the metropolitan areas of Tulsa and Oklahoma City, Oklahoma; Dallas, Fort Worth, Houston, and San Antonio, Texas; Albuquerque, New Mexico; Denver, Colorado; Phoenix, Arizona; and Kansas City, Kansas/Missouri. Our acquisition strategy targets fairly priced quality organizations with demonstrated solid growth that would supplement our principal lines of business. We provide additional growth opportunities by hiring talent to enhance competitiveness, adding locations, and broadening product offerings. Our operating philosophy embraces local decision-making in each of our geographic markets while adhering to common Company standards.

Our primary focus is to provide a comprehensive range of nationally competitive financial products and services in a personalized and responsive manner. Products and services include loans and deposits, cash management services, fiduciary services, mortgage banking, and brokerage and trading services to middle-market businesses, financial institutions, and consumers. Commercial banking represents a significant part of our business. Our credit culture emphasizes building relationships by making high quality loans and providing a full range of financial products and services to our customers. We also offer products that leverage our energy financing expertise and enable us to offer commodity derivatives for customers to use in their risk management. Our diversified base of revenue sources is designed to generate returns across a range of economic situations. Wealth management also continues to be a strategic focus. We provide liquidity to the mortgage markets through trading of U.S. government agency issued mortgage-backed securities and related derivative contracts and currently service approximately $115 billion of assets under management or administration.

BOK Financial’s corporate headquarters is located at Bank of Oklahoma Tower, Boston Avenue at Second Street, Tulsa, Oklahoma 74172.

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available on the Company’s website at www.bokf.com as soon as reasonably practicable after the Company electronically files such material with or furnishes it to the Securities and Exchange Commission.

Reportable Segments

BOK Financial operates three principal segments: Commercial Banking, Consumer Banking, and Wealth Management. Commercial Banking includes lending, treasury and cash management services, and customer commodity risk management products for small businesses, middle market, and larger commercial customers. Commercial Banking also includes the TransFund electronic funds network. Consumer Banking includes retail lending and deposit services, lending and deposit services to small business customers served through the retail branch network and all mortgage loan origination and servicing activities. Wealth Management engages in brokerage and trading activities mainly related to providing liquidity to the mortgage markets through trading of U.S. government agency mortgage-backed securities and related derivative contracts. Wealth Management also provides fiduciary services, private bank services, and investment advisory services in all markets. Additionally, Wealth Management underwrites state and municipal securities. Discussion of these operating segments appears within the Reportable Segments section of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

BOK Financial and its reportable segments face competition from other banks, thrifts, credit unions, and other non-bank financial institutions such as investment banking firms, investment advisory firms, brokerage firms, investment companies, financial technology firms, government agencies, mortgage brokers, and insurance companies. The Company competes largely on the basis of customer services, interest rates on loans and deposits, lending limits, and customer convenience. Some operating segments face competition from institutions that are not as closely regulated as banks, and therefore are not limited by the same capital requirements and other restrictions. All market share information presented below is based upon share of deposits in specified areas according to the FDIC as of June 30, 2024.

We are the largest financial institution in the state of Oklahoma with 14% of the state’s total deposits. We have 30% and 13% of the market share in the Tulsa and Oklahoma City areas, respectively. We compete with two banks that have operations nationwide and have greater access to funds at lower costs, higher lending limits, and greater access to technology resources. We also compete with regional and locally-owned banks in both the Tulsa and Oklahoma City areas as well as in every other community in which we do business throughout the state.

We compete against numerous financial institutions in the state of Texas, including some of the largest in the United States, and have a market share of approximately 1% in the Dallas-Fort Worth area and less than 1% in the Houston area. We have a 12% market share in the Albuquerque area and compete with four large national banks, some regional banks, and several locally-owned smaller community banks. Our market share is approximately 3% in the Denver area. We serve Benton and Washington counties in Arkansas with a market share of approximately 1%. Our market share is approximately 2% in the Kansas City, Kansas/Missouri area and approximately 1% in the Phoenix area. The Company’s ability to expand into additional states remains subject to various federal and state laws.

Human Capital Management and Practices

In order to continue leading the industry as a provider of financial solutions to businesses, institutions and individuals across the country, it is crucial that we attract, develop and retain top talent. At BOK Financial, we are committed to creating an inclusive workplace that offers growth and development opportunities for our employees. We support our team with competitive compensation, comprehensive benefits, wellness programs, and development resources. Additionally, we foster connections between our employees and the communities we serve. "Actively advancing the communities we serve" is a core value at BOK Financial. Our employees' generosity and community involvement are hallmarks of our culture and a source of pride as we live out our purpose statement: "Achieving More Together."

Our talented workforce is the key to our success. At December 31, 2024, we had 5,056 full-time and part-time employees, the majority of which are full-time employees. None of the Company’s employees are represented by collective bargaining agreements. Management considers its employee relations to be good. Our employees are primarily distributed over our eight-state footprint, to include: Oklahoma, Texas, Arkansas, Kansas, Missouri, Colorado, New Mexico, and Arizona.

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

General

As a financial holding company, BOK Financial is regulated under the BHCA and is subject to regular inspection, examination, and supervision by the Federal Reserve Board. Under the BHCA, BOK Financial files quarterly reports and other information with the Federal Reserve Board.

BOKF, NA is organized as a national banking association under the National Banking Act, and is subject to regulation, supervision and examination by the OCC, the FDIC, the Federal Reserve Board, the CFPB, and other federal and state regulatory agencies. The OCC has primary supervisory responsibility for national banks and must approve certain corporate or structural changes including changes in capitalization, payment of dividends, change of place of business, and establishment of a branch or operating subsidiary. The OCC performs examinations concerning safety and soundness, the quality of management and directors, information technology, and compliance with applicable regulations. The National Banking Act authorizes the OCC to examine every national bank as often as necessary.

A financial holding company, and the companies under its control, are permitted to engage in activities considered "financial in nature" as defined by the BHCA, Gramm-Leach-Bliley Act, and Federal Reserve Board interpretations. Activities that are "financial in nature" include securities underwriting and dealing, insurance underwriting, merchant banking, operating a mortgage company, performing certain data processing operations, servicing loans and other extensions of credit, providing investment and financial advice, owning and operating savings and loan associations, and leasing personal property on a full pay-out, non-operating basis. A financial holding company is required to notify the Federal Reserve Board within thirty days of engaging in new activities determined to be "financial in nature." BOK Financial is engaged in some of these activities and has notified the Federal Reserve Board.

In order for a financial holding company to commence any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must be "well capitalized" and "well managed" and have received a rating of at least "satisfactory" in its most recent examination under the Community Reinvestment Act. A financial holding company and its depository institution subsidiaries are considered to be "well capitalized" if they meet the requirements discussed in the section captioned "Capital Adequacy and Prompt Corrective Action" which follows. A financial holding company and its depository institution subsidiaries are considered to be "well managed" if they receive a composite rating and management rating of at least "satisfactory" in their most recent examinations. If a financial holding company fails to meet these requirements, the Federal Reserve Board may impose limitations or conditions on the conduct of its activities, and the company may not commence any new financial activities without prior approval.

The BHCA requires the Federal Reserve Board’s prior approval for the direct or indirect acquisition of more than five percent of any class of voting stock of any non-affiliated bank. Under the Federal Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant’s performance record under the Community Reinvestment Act and fair housing laws, and the effectiveness of the subject organizations in combating money laundering activities.

A financial holding company and its subsidiaries are prohibited under the BHCA from engaging in certain tie-in arrangements in connection with the provision of any credit, property, or services. Thus, a subsidiary of a financial holding company may not extend credit, lease or sell property, furnish any services, or fix or vary the consideration for these activities on the condition that (1) the customer obtain or provide additional credit, property or services from or to the financial holding company or any subsidiary thereof, or (2) the customer may not obtain some other credit, property or services from a competitor, except to the extent reasonable conditions are imposed to insure the soundness of credit extended.

The Company and other non-bank subsidiaries are also subject to other federal and state laws and regulations. For example, BOK Financial Securities, Inc. is regulated by the SEC, the FINRA, the Federal Reserve Board, and state securities regulators. Such regulations generally include licensing of certain personnel, customer interactions, and trading operations.

Heightened Standards/Enhanced Prudential Standards

Current rules adopted by the OCC require heightened standards for financial institutions that report at least $50 billion of average consolidated assets over a four quarter period after an 18-month grace period. These heightened standards include establishing and implementing a risk governance framework to cover the bank's risk-taking activities. Heightened standards will also result in more rigorous supervision and examination by the OCC to ensure adherence to these heightened standards and may result in increased costs. The Company is actively monitoring BOKF, NA's asset level while proactively planning for compliance with heightened standards once the threshold is reached.

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

Consumer Financial Protection

We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict our ability to raise interest rates, and subject us to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution, and attorneys’ fees. Federal bank regulators, state attorneys general, and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate, and civil money penalties. Failure to comply with consumer protection requirements may also damage our reputation and result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.

The CFPB has broad rule-making authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit "unfair, deceptive, or abusive" acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer's ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer's (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial laws in order to impose a civil penalty or injunction.

On December 12, 2024, the CFPB finalized a rule aimed at regulating overdraft fees charged by financial institutions with more than $10 billion in assets. Institutions may choose one of three options to comply with the requirements: capping overdraft fees at $5, selecting a cap that covers the actual costs and losses; or treating overdraft protection as a loan covered by the Truth in Lending Act and requiring compliance with Regulation Z. The rule has an effective date of October 1, 2025; however, the recent change in the U.S. presidential administration may alter this rule, which could include the effective date.
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

Capital Adequacy and Prompt Corrective Action

The Federal Reserve Board, the OCC, and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations to ensure capital adequacy based upon the risk levels of assets and off-balance sheet financial instruments. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators regarding components, risk weighting, and other factors.

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

Additional capital rules were effective for banks and bank holding companies, including BOK Financial, on January 1, 2015 as part of a package of regulatory reforms developed by the BCBS to strengthen the regulation, supervision, and risk management of the banking sector, commonly referred to as the Basel III framework.

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

Executive and Incentive Compensation

Guidelines adopted by federal banking agencies prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder. The Federal Reserve Board has issued comprehensive guidance on incentive compensation intended to ensure that the incentive compensation policies do not undermine safety and soundness by encouraging excessive risk taking. This guidance covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, based on key principles that (i) incentives do not encourage risk-taking beyond the organization's ability to identify and manage risk, (ii) compensation arrangements are compatible with effective internal controls and risk management, and (iii) compensation arrangements are supported by strong corporate governance, including active and effective board oversight. Deficiencies in compensation practices may affect supervisory ratings, and enforcement actions may be taken if incentive compensation arrangements pose a risk to safety and soundness.

Deposit Insurance

Substantially all of the deposits held by the subsidiary banks are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC, as required under the Federal Deposit Insurance Act, established a plan in September 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. This plan did not include an increase in the deposit insurance assessment rate. Based on the FDIC's recent projections, however, the FDIC determined that the DIF reserve ratio is at risk of not reaching the statutory minimum by the statutory deadline of September 30, 2028 without increasing the deposit insurance assessment rates. On October 18, 2022, the FDIC finalized a rule that increased the initial base deposit insurance assessment rates by 2 basis points beginning with the first quarterly assessment period of 2023. The increased assessment improves the likelihood that the DIF reserve ratio would reach the required minimum by the statutory deadline, consistent with the FDIC's Amended Restoration Plan. The rule became effective as of January 1, 2023.

On November 16, 2023, the FDIC approved a final rule to implement a special assessment on certain banking organizations with financial institution subsidiaries with more than $5 billion in assets in order to recover the costs associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank in March 2023. The special assessment will be collected at a quarterly rate of 3.36 basis points for the initial eight-quarter collection period, and the assessment base is equal to uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion. The special assessment collection period began with the first quarterly assessment period of 2024, and the last of the initial eight-quarterly collection periods is the fourth quarterly assessment period of 2025. While the special assessment will be collected at a quarterly rate of 3.36 basis points for the initial eight-quarter collection period, given the update to the loss estimates and the increase in the aggregate special assessment based resulting from amendments to the reported amount of estimated uninsured deposits, the FDIC currently projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate.

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

Covered transactions with affiliates are also subject to collateral requirements and must be conducted on arm's length terms. Covered transactions include (a) a loan or extension of credit by the banking subsidiary, including derivative contracts, (b) a purchase of securities issued to a banking subsidiary, (c) a purchase of assets by the banking subsidiary unless otherwise exempted by the Federal Reserve, (d) acceptance of securities issued by an affiliate to the banking subsidiary as collateral for a loan, and (e) the issuance of a guarantee, acceptance, or letter of credit by the banking subsidiary on behalf of an affiliate.

Bank Secrecy Act and USA PATRIOT Act

The BSA and the PATRIOT Act impose many requirements on financial institutions in the interest of national security and law enforcement. BSA requires banks to maintain records and file suspicious activity reports that are of use to law enforcement and regulators in combating money laundering and other financial crimes. The PATRIOT Act is intended to deny terrorists and criminals the ability to access the U.S. financial services system and places significantly greater requirements on financial institutions. Financial institutions, such as the Company and its subsidiaries, must have a designated BSA Officer, internal controls, independent testing, and training programs commensurate with their size and risk profile. As part of its internal control program, a financial institution is expected to have effective customer due diligence and enhanced due diligence requirements for high-risk customers, as well as processes to prohibit transactions with entities subject to Office of Foreign Asset Control sanctions. Documentation and recordkeeping requirements, as well as system requirements, aimed at identifying and reporting suspicious activity reporting, must increase with the institution's size and complexity. Failure to implement or maintain adequate programs and controls to combat terrorist financing and money laundering may have serious legal, financial, and reputational consequences.

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

Title VII of the Dodd-Frank Act, commonly known as the Swap Rule, subjects nearly all derivative transactions to the regulations of the CFTC or SEC. This includes registration, recordkeeping, reporting, capital, margin and business conduct requirements on swap dealers and major swap participants. Under CFTC and SEC rules, entities transacting in less than $8 billion in notional value of swaps over any 12-month period are exempt from the definition of and registration as a "swap dealer." The Company currently estimates that the nature and volume of its swaps activity will not require it to register as a swap dealer.

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

After experiencing continued economic volatility in 2023, the U.S. economy has shown signs of stabilizing in 2024. Due to greater confidence that inflation is moving sustainably toward the Federal Reserve's target, the Federal Funds rate was reduced by 100 basis points over the last four months of 2024. The housing market showed some signs of recovery, with slight increases in sales and inventory. However, the market remained challenged by high mortgage rates and limited supply. Consumer spending also continues to remain steady despite the Federal Reserve's effort to decrease spending with higher rates for the majority of the year. Despite the volatility caused by the Russia-Ukraine and Israel-Hamas conflicts, oil prices have been more stable this year compared to the fluctuations experienced in 2023. Unemployment increased slightly to 4.0% for December 2024.

Our base case economic forecast for the fourth quarter of 2024 assumed geopolitical conflicts remain isolated. Inflation continues to improve from previous peaks and reaches 2.4% by the end of 2025. There are two additional federal funds rate cuts over the forecasted horizon, bringing the federal funds rate target range to 3.75% to 4.0% at the end of 2025. Job openings continue to normalize, and overall hiring levels decline, causing the national unemployment rate to modestly increase over the next four quarters. Inflation pressures ease and help stabilize real household income, while a restrictive credit environment slows economic activity resulting in below-trend GDP growth. See "Summary of Credit Loss Experience" section in "Management's Discussion and Analysis" for further discussion around our economic forecast.

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

Strategic, Compliance, and Regulatory Risk Factors

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
•inability to access capital;
•decreases in net interest margins;
•increases in competition;
•a breach in the security or inoperability of BOK Financial's or its third-party providers' systems; and
•adverse regulatory developments.

Substantial competition could adversely affect BOK Financial.

Banking is a competitive business. BOK Financial competes actively for loan, deposit, and other financial services business in the southwest region of the United States. BOK Financial's competitors include a large number of small and large local and national banks, savings and loan associations, credit unions, trust companies, broker-dealers and underwriters, as well as many financial and non-financial firms that offer services similar to those of BOK Financial. Large national financial institutions have substantial capital, technology, and marketing resources. Such large financial institutions may have greater access to capital at a lower cost than BOK Financial does, which may adversely affect BOK Financial's ability to compete effectively.

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

The increasingly competitive environment is in part a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers. Our success depends on our ability to respond to the threats and opportunities of financial technology innovations. Developments in "fintech" and crypto-currencies have the potential to disrupt the financial industry and change the way banks do business. Investment in new technology to stay competitive could result in significant costs and increased cybersecurity risk. Our success depends on our ability to adapt to the pace of the rapidly changing technological environment, which is important to retention and acquisition of customers.

Government regulations and political environment could adversely affect BOK Financial.

BOK Financial and BOKF, NA are subject to banking laws and regulations that limit the type of acquisitions and investments that we may make. In addition, certain permitted acquisitions and investments are subject to prior review and approval by banking regulators, including the Federal Reserve, OCC, and FDIC. Banking regulators have broad discretion on whether to approve proposed acquisitions and investments. In deciding whether to approve a proposed acquisition, federal banking regulators will consider, among other things, the effect of the acquisition on competition; the convenience and needs of the communities to be served, including our record of compliance under the Community Reinvestment Act; and our effectiveness in combating money laundering. They will also consider our financial condition and our future prospects, including projected capital ratios and levels; the competence, experience, and integrity of our management; and our record of compliance with laws and regulations.

Regulatory authorities may change their interpretation of these statutes and regulations, including the OCC, our primary regulator, and the CFPB, our regulator for certain designated consumer laws and regulations. Violations of laws and regulations could limit the growth potential of BOK Financial's businesses. As we grow in asset size to above $50 billion, increases in regulatory expectations and requirements could result in additional compliance and capital costs and regulatory risk.

Political developments, including recent Federal executive and legislative changes, add additional uncertainty to the implementation, scope and timing of changes in the regulatory environment for the banking industry and for the broader economy. We expect the current presidential administration will seek to implement a regulatory reform agenda that is notably different than that of the prior administration, impacting rule-making, supervision, examination, and enforcement priorities of the federal banking agencies. Concern regarding government policies such as federal budgetary matters, including the debt ceiling or prolonged stalemates leading to total or partial governmental shutdowns, may also have adverse economic consequences and create the risk of economic instability or market volatility, with potential negative consequences to our business and financial performance. Additionally, changes in fiscal, monetary, or regulatory policy, including as a result of labor shortages, wage pressures, supply chain disruptions, tariffs, and higher inflation, could increase our compliance costs and adversely affect our business operations and results of operations.

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
The current and anticipated effects of climate change continue to attract political and social attention. Climate changes present physical and transition risks to BOK Financial, both of which could change over time. Physical risks relate to the harm of people or property arising from acute, climate-related disaster events such as hurricanes or tornadoes, as well as longer-term chronic phenomena such as higher average temperatures. Physical risks specific to BOK Financial include:

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

Transition risks relate to stresses arising from the shifts in regulatory policies, consumer or business sentiment, or technologies required to limit climate change. Efforts by U.S. Congress, state legislatures, and federal and state regulatory agencies to advance legislative and regulatory initiatives respecting climate change fluctuate with changes in elected officials and may be inconsistent, making compliance costly and challenging. Transition risks specific to BOK Financial include:

•Compliance, operating, maintenance, and remediation costs may require a significant amount of expenditure.
•BOK Financial's credit portfolios include carbon-intensive industries, which could be adversely impacted by the transition to a low-carbon economy. BOK Financial has a long-standing relationship with the energy industry, and the local economies within BOK Financial's geographical footprint have a concentration in energy-related industries. The regulatory impacts on the energy industry could lead to sharp changes in the values of certain assets or liabilities, increase costs, hinder financial results, and shrink the industry. These changes could have a significant effect on the general economic conditions within our footprint.

•Reputational risk may increase with conflicting opinions of stakeholders, including shareholders, customers, and employees, on climate risk.

On March 6, 2024, the SEC adopted new climate-related disclosure rules for U.S. public companies and foreign private issuers. These rules introduce extensive disclosure requirements, increasing reporting costs, risks, and complexity. Challenges include short compliance timelines, interpretive issues, legal liabilities, and global regulatory overlaps. In the midst of legal challenges, the SEC voluntarily stayed implementation of these rules.

Credit Risk Factors

Adverse regional economic developments could negatively affect BOK Financial's business.

At December 31, 2024, loans to businesses and individuals with collateral primarily located in Texas represented approximately 32% of the total loan portfolio, loans to businesses and individuals with collateral primarily located in Oklahoma represented approximately 15% of our total loan portfolio, and loans to businesses and individuals with collateral primarily located in Colorado represented approximately 12% of our total loan portfolio. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas. Poor economic conditions in Texas, Oklahoma, Colorado, or other markets in the southwest region may cause BOK Financial to incur losses associated with higher default rates and decreased collateral values in BOK Financial's loan portfolio. A regional economic downturn could also adversely affect revenue from brokerage and trading activities, mortgage loan originations, and other sources of fee-based revenue.

Extended oil and gas commodity price downturns could negatively affect BOK Financial customers.

At December 31, 2024, 13% of BOK Financial's total loan portfolio is comprised of loans to borrowers in the energy industry. The energy industry is historically cyclical, and prolonged periods of low oil and gas commodity prices could negatively impact borrowers' ability to pay. In addition, the Company does business in several major oil and natural gas producing states including Oklahoma, Texas, and Colorado. The economies of these states could be negatively impacted by prolonged periods of low oil and gas commodity prices resulting in increased credit migration to classified and nonaccruing categories, higher loan loss provisions and risk of credit losses from both energy borrowers and businesses and individuals in those regional economies.

Other adverse economic factors affecting particular industries, including commercial real estate and healthcare, could have a negative effect on BOK Financial customers and their ability to make payments to BOK Financial.

Certain industry-specific economic factors also affect BOK Financial. For example, BOK Financial's loan portfolio includes commercial real estate loans. These types of loans may expose a lender to a higher degree of credit risk of non-payment or loss as commercial real estate loans are subject to cyclical downturns, are generally more sensitive to interest rates, and usually do not fully amortize over the loan term. A downturn in the real estate industry in general or in certain segments of the commercial real estate industry could also have an adverse effect on BOK Financial's operations. The development of remote work or hybrid work models may cause volatility in vacancy rates and rents in certain urban markets. Weakening of the commercial real estate market may increase the likelihood of default of these loans, which could negatively impact our loan portfolio’s performance and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, we could incur material losses.

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

A significant increase in market interest rates, or the perception that an increase may occur, could adversely affect both BOK Financial's ability to originate new loans and BOK Financial's ability to grow. Conversely, a decrease in interest rates could result in acceleration in the payment of loans, including loans underlying BOK Financial's holdings of residential mortgage-backed securities and termination of BOK Financial's mortgage servicing rights. In addition, changes in market interest rates, changes in the relationships between short-term and long-term market interest rates or changes in the relationships between different interest rate indices, could affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest revenue, which would reduce the Company's net interest income. In a rising interest rate environment, the composition of the deposit portfolio could shift resulting in a mix that is more sensitive to changes in interest rates than is the current mix. Deposit repricing behavior may also differ from our models or from previous rate increases. An increase in market interest rates also could adversely affect the ability of BOK Financial's floating-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and net charge-offs which could adversely affect BOK Financial's business.

Changes in mortgage interest rates could adversely affect mortgage banking operations along with mortgage servicing rights as well as BOK Financial's substantial holdings of residential mortgage-backed securities, and brokerage and trading revenue.

BOK Financial derives a substantial amount of revenue from mortgage banking activities, the production and sale of mortgage loans, and the servicing of mortgage loans. In addition, as part of BOK Financial's mortgage banking business, BOK Financial has substantial holdings of mortgage servicing rights. Revenue generated from the production and sale of mortgage loans is affected by mortgage interest rates and government policies related to economic stimulus and home ownership. Falling interest rates tend to increase mortgage lending activities and related revenue while rising interest rates have an opposite effect.

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

In addition, the Company actively engages in trading activities that provide U.S. government agency residential mortgage-backed securities and related derivative instruments to our customers. Trading activities generate net interest income and trading revenue. Trading revenue and customer hedging revenue varies in response to customer demand. The value of trading securities will increase in response to decreases in interest rates or decrease in response to increases in interest rates and other bond market factors. We mitigate the market risk of holding trading securities through appropriate economic hedging techniques, which may not be effective.

Models may fail to reasonably predict changes in values caused by changes in interest rates, prepayment speeds and other relevant stimuli, which could adversely affect our business or results of operations.

We use quantitative models to assist in measuring risk and predicting changes in the value of financial instruments. The outputs of these models are used to determine hedging strategy related to mortgage servicing rights, mortgage production pipeline, and trading securities. We also use models to estimate the effects of changing interest rates and other market measures in order to adequately structure assets and liabilities to manage interest rate sensitivity. Inaccurate information obtained from these models could result in poor management decisions that lead to an elevated exposure to interest rates which could adversely affect our results of operations.

Market disruptions could impact BOK Financial's funding sources.

BOK Financial's subsidiary bank may rely on other financial institutions and the Federal Home Loan Bank of Topeka as a significant source of funds. Our ability to fund loans, manage our interest rate risk, and meet other obligations depends on funds borrowed from these sources. The inability to borrow funds at market interest rates could have a material adverse effect on our operations. In addition, idiosyncratic factors, as well as other factors outside of BOK Financial’s control, such as a general market disruption or an operational problem that affects third parties, could impair the Company’s ability to access short-term funding or create an unforeseen outflow of cash due to, among other factors, draws on unfunded commitments or deposit attrition. Withdrawals of brokered or institutional deposits could require us to pay significantly higher interest rates on our retail deposits or on other wholesale funding sources, which would have an adverse impact on our net interest income and net income. Furthermore, changes to the FHLB’s underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and therefore could have a significant adverse impact on our liquidity. In the event of future turmoil in the banking industry or other idiosyncratic events, there is no guarantee that the U.S. government will invoke the systemic risk exception, create additional liquidity programs, or take any other action to stabilize the banking industry or provide liquidity. The Company’s inability to monetize liquid assets or to access short-term funding or capital markets could constrain the Company’s ability to make new loans or meet existing lending commitments and could ultimately jeopardize BOK Financial’s overall liquidity and capitalization.

Loss of deposits or a change in deposit mix could increase BOK Financial’s funding costs.

Deposits are a low cost and stable source of funding. BOK Financial competes with banks and other financial institutions for deposits and as a result, the Company could lose deposits in the future, clients may shift their deposits into higher cost products, or the Company may need to raise interest rates to avoid deposit attrition. Funding costs may also increase if deposits lost are replaced with wholesale funding. Higher funding costs reduce BOK Financial’s net interest margin, net interest income, and net income.

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

Operating and Transaction Risk Factors

Dependence on technology increases cybersecurity, data privacy, and technology failure risk.

The Company is dependent on its technological ability to process, record, and monitor a large number of customer transactions and store and protect a significant amount of sensitive customer information. Our customers' use of our internet-based services, and our customer and regulatory expectations regarding operational and information security and reliability have increased over time. We face compliance risks and costs relating to the data privacy laws existing in multiple jurisdictions. Congress and the legislatures of states in which we operate regularly consider legislation that would impose more stringent data privacy requirements resulting in increased compliance costs.

Cybersecurity risks for financial institutions have increased significantly in recent years in part because of the proliferation of new technologies, the increased use of the internet and mobile technologies to conduct financial transactions, and the increased sophistication and ever changing cyberattack techniques used by organized crime, hackers, terrorists, hostile foreign governments, and other external parties to obtain confidential customer information and misappropriate customer funds, and may disrupt operations through Ransomware. Such parties may seek to gain access to our systems directly or use equipment or security passwords belonging to employees, customers, third-party services providers, or other users of our systems. Accordingly, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, breakdowns, and cyber attacks.

Our business, financial, accounting, data processing systems, and other operating systems and facilities may stop operating properly or become disabled as a result of a number of factors that may be wholly or partially beyond our control. In addition to cyber attacks, there could be sudden increases in customer transaction volume, electrical or telecommunications outages, extended disruptions in operations or technology, natural disasters, pandemics, and events arising from political or social matters, including terrorist attacks. Third parties with whom we do business or that facilitate our business activities including exchanges, clearing houses, financial intermediaries, or vendors that provide services or security solutions for our operations, could also be sources of operational or information security risk to the Company including breakdowns or failures of their own systems, capacity constraints, or cyber attacks.

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

The development and use of emerging technologies like artificial intelligence, machine learning, and generative artificial intelligence presents risks and challenges that may adversely impact our business.

We continue to evaluate and selectively deploy emerging technologies like AI, machine learning, and generative AI for incorporation into our business. The Company's use of AI and machine learning is subject to risks that algorithms and data sets are flawed or may be insufficient or contain biased information. The legal and regulatory environment relating to these emerging technologies is uncertain and rapidly evolving and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of these technologies. These evolving laws and regulations could require changes in our implementation of these emerging technologies and increase our compliance costs and the risk of non-compliance. These same risks apply to our use of third-party service providers who are implementing these tools into the products or services they provide to us.

We depend on third parties for critical components of our infrastructure.

We outsource a significant portion of our information systems, communications, data management, and transaction processing to third parties. We are heavily reliant on a single vendor for many of these functions. These third parties are sources of risk associated with operational errors, system interruptions or breaches, unauthorized disclosure of confidential information, and misuse of intellectual property. If the service providers encounter any of these issues, we could be exposed to disruption of service, reputation damages, and litigation risk that could be material to our business. Temporary outages driven by third-party operational failures do occur from time to time, and generally affect multiple financial institutions at the same time, or multiple industries, depending on the scope of services provided by that third party. The Company has experienced these types of outages, including with our largest service provider. Impacts related to such outages have been immaterial to the Company to date, but future outages could be longer and more impactful, which could be material to our operations and our financial condition.

We may be adversely affected and experience losses related to fraud or theft.

Attempts to commit fraud, including but not limited to, card fraud, check fraud, electronic fraud, wire fraud, social engineering, and phishing attacks, are becoming increasingly more sophisticated and may go undetected by the systems and procedures we have in place to monitor our operations. We have experienced, and may experience again in the future, losses incurred due to customer, employee, or third-party fraud and theft. These losses may be material, negatively affect our results of operations, financial condition or prospects, and may lead to significant reputational risks and other effects. We continue to invest in fraud prevention in the form of people and systems designed to prevent, detect, and mitigate the customer and financial impacts.

Risks Related to an Investment in Our Stock

Although publicly traded, BOK Financial's common stock has substantially less liquidity than the average trading market for a stock quoted on the NASDAQ National Market System.

A relatively small fraction of BOK Financial's outstanding common stock is actively traded. The risks of low liquidity include increased volatility of the price of BOK Financial's common stock. Low liquidity may also limit holders of BOK Financial's common stock in their ability to sell or transfer BOK Financial's shares at the price, time, and quantity desired.

BOK Financial's principal shareholder controls a majority of BOK Financial's common stock.

Mr. George B. Kaiser owns approximately 60% of the outstanding shares of BOK Financial's common stock at December 31, 2024. Mr. Kaiser is able to elect all of BOK Financial's directors and effectively control the vote on all matters submitted to a vote of BOK Financial's common shareholders. Mr. Kaiser's ability to prevent an unsolicited bid for BOK Financial or any other change in control could have an adverse effect on the market price for BOK Financial's common stock. A substantial majority of BOK Financial's directors are not officers or employees of BOK Financial or any of its affiliates. However, because of Mr. Kaiser's control over the election of BOK Financial's directors, he could change the composition of BOK Financial's Board of Directors so that it would not have a majority of outside directors.

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

A substantial portion of BOK Financial's cash flow typically comes from dividends paid by BOKF, NA. Statutory provisions and regulations restrict the amount of dividends BOKF, NA may pay to BOK Financial without regulatory approval. Management also developed, and the BOKF Board approved, an internal capital policy that is more restrictive than the regulatory capital standards. In the event of liquidation, creditors of the subsidiary bank and other non-bank subsidiaries of BOK Financial are entitled to receive distributions from the assets of that subsidiary before BOK Financial, as holder of an equity interest in the subsidiaries, is entitled to receive any distributions.

General Risk Factors

Our business may be adversely affected if we are unable to hire and retain qualified employees.

An increasing competitive factor in the financial services industry is the ability to attract and retain talented and diverse employees across several lines of business. The transition by many employers to remote work and work-from-home that occurred during the COVID-19 pandemic continues to influence the competition for talent. Employers, now less constrained by physical geography, particularly those in markets with elevated employee compensation, may increasingly compete for our employees.

Adverse global economic factors could have a negative effect on BOK Financial customers and counterparties.

Economic conditions globally could impact BOK Financial’s customers and counterparties with which we do business. Global health pandemics, such as the COVID-19 pandemic, may affect economies around the world. The Russia-Ukraine conflict and Israel-Hamas conflict resulted in volatile oil prices in 2023, which have stabilized somewhat in 2024, as well as affected other global economic factors. Continuation of these, and any other geopolitical conflicts that might arise, could negatively affect our financial results.

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

The Company, its customers and counterparties may also be adversely affected by global events, such as natural disasters, and other external events beyond our control, including public health issues, terrorist attacks, and acts of war. These global events may significantly affect long-term and short-term interest rates, energy prices, the value of financial assets, and ultimately economic activity in our primary markets. The adverse effect of these events on the Company may include narrowing of the spread between interest income and interest expense, a reduction in fee income, an increase in credit losses, and a decrease in demand for loans and other products and services.
Our business, financial condition, liquidity and results of operations could be adversely affected by a health pandemic or other health crisis.

A pandemic or other health crisis could destabilize the financial markets and the general economy. Forced shutdowns or regulations limiting business could have an adverse effect on our customers, limiting their ability to satisfy obligations and limiting growth or demand for our loans and other services, which could affect our liquidity, financial condition, and results of operations.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.
ITEM 1C.   CYBERSECURITY

Risk Management and Strategy

BOK Financial is committed to safeguarding company and client information through protections integrated into all lines of business, support functions, and third-party relationships. To effectively manage cybersecurity risks mentioned in Item 1A, our cybersecurity risk management program evaluates the likelihood and potential damage of internal and external threats. We also evaluate the adequacy of our policies, procedures, and capabilities in place to mitigate cyber risk at least annually.

Each employee and contractor is responsible for the security and confidentiality of company and client information. This expectation is communicated at onboarding and through required annual data security and privacy trainings; frequent internal publications; and annual employee attestations to the Company’s Standards of Conduct. BOK Financial regularly conducts risk assessments to evaluate internal controls implemented to prevent and detect data breaches. These controls are aligned with
ISO 27001:2013 and the NIST Cybersecurity Framework Version 2.0 and are frequently monitored to ensure their effectiveness. The controls are routinely tested via tabletop exercises and reviewed by internal auditors.

Vulnerability and penetration assessments are also conducted at least annually by an independent third party. In addition to a strong set of internal controls, the Company has implemented a robust due diligence process for third-party providers prior to executing an agreement. Risk assessments include evaluating the third party’s security posture through intelligence feeds, SOC reports, ISO certifications, and self-attestation questionnaires. Third parties processing customer data are contractually required to meet all legal obligations for protecting against anticipated security threats to client data, protecting against unauthorized access to client data, and ensuring proper disposal of client data.

An array of protective technologies have been implemented to detect and respond to indicators of malicious behavior before an incident ever takes place; however, should a cybersecurity incident occur, the Company has incident response and recovery procedures, which include determination of materiality and proper notification and reporting to the appropriate parties. These include legal and regulatory reporting requirements as well as notifications to impacted customers. The Company collaborates with peer financial institutions, local universities, threat intelligence organizations, third-party providers, law enforcement, and our customers to share tactical threat intelligence and best practices in protecting against emerging threats.

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

Governance

The Company’s cybersecurity program is overseen by the Risk Committee of the Board, which is responsible for ensuring the program is well resourced and able to protect the security and confidentiality of our data and that of our clients. The program is managed by the CISO who reports to the chief risk officer and is reviewed by regulators, as well as internal auditors. The CISO provides quarterly information security updates to the Risk Committee as well as the Company’s executive-level Risk Council on cybersecurity programs, policies and controls, efforts to improve security, and responses to cybersecurity events. Annually, the CISO meets with the Risk Committee of the Board of Directors to communicate the Board's responsibilities for cybersecurity and privacy, as well as the cybersecurity program’s strategy for addressing emerging risks and regulatory requirements.

The Company’s CISO has over 28 years of experience building and operating enterprise security functions, security engineering, and security governance and program management. Prior to joining the Company, the CISO managed an Information Security and Risk Management program within a Fortune 500 energy company that handled a wide variety of information security issues including industrial control system security. The CISO has also served on the board of several academic institutions, professional service organizations, and local non-profits and contributed on many special committees for cybersecurity initiatives.
ITEM 2.   PROPERTIES

BOK Financial and its subsidiaries own and lease improved real estate that is carried at $431 million, net of depreciation and amortization. The Company’s principal offices are located in leased premises in the Bank of Oklahoma Tower in Tulsa, Oklahoma. Banking offices are primarily located in Tulsa and Oklahoma City, Oklahoma; Dallas, Fort Worth, Houston and San Antonio, Texas; Albuquerque, New Mexico; Denver, Colorado; Phoenix, Arizona; and Kansas City, Kansas/Missouri. Primary operations facilities are located in Tulsa and Oklahoma City, Oklahoma; Dallas, Texas; and Albuquerque, New Mexico. The Company's facilities are suitable for their respective uses and present needs.

The information set forth in Note 5 to the Company's Notes to Consolidated Financial Statements, which appear elsewhere herein, provides further discussion related to properties.
ITEM 3.   LEGAL PROCEEDINGS

The information set forth in Note 14 to the Company's Notes to Consolidated Financial Statements, which appear elsewhere herein, provides discussion related to legal proceedings.
ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

BOK Financial's $0.00006 par value common stock is traded on the NASDAQ Stock Market under the symbol BOKF. As of January 31, 2025, common shareholders of record numbered 592 with 64,226,062 shares outstanding.

The highest and lowest quarterly closing bid price for shares and cash dividends declared per share of BOK Financial common stock follows:

	First	Second	Third	Fourth
2024:
Low	$79.77	$85.13	$87.90	$101.06
High	92.00	95.63	107.47	119.63
Cash dividends declared	0.55	0.55	0.55	0.57
2023:
Low	$81.54	$75.61	$78.38	$63.93
High	105.14	90.40	91.54	86.27
Cash dividends declared	0.54	0.54	0.54	0.55

The information set forth under the heading "Equity Compensation Plan Information" in BOK Financial's 2024 Annual Proxy Statement is incorporated herein by reference.

Shareholder Return Performance Graph

Set forth below is a line graph comparing the change in cumulative shareholder return of the NASDAQ Composite Index and the KBW NASDAQ Regional Banking Index for the period commencing December 31, 2019 and ending December 31, 2024.*

Total Return Performance
BOK Financial Corporation
NASDAQ Composite Index
KBW NASDAQ Regional Banking Index
Index Value
275
250
225
200
175
150
125
100
75
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Period Ending

	Period Ending December 31,
Index	2019	2020	2021	2022	2023	2024
BOK Financial Corporation	100.00	81.03	127.69	128.44	108.86	138.45
NASDAQ Composite	100.00	144.92	177.06	119.45	172.77	223.87
KBW NASDAQ Regional Banking Index	100.00	91.29	124.74	116.10	115.64	130.90
*    Graph assumes value of an investment in the Company's Common Stock for each index was $100 on December 31, 2019. Cash dividends on Common Stock are assumed to have been reinvested in BOK Financial Common Stock.

The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended December 31, 2024.

Period	Total Number of Shares Purchased [2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1, 2024 to October 31, 2024	—	$—	—	1,542,980
November 1, 2024 to November 30, 2024	617	$105.43	—	1,542,980
December 1, 2024 to December 31, 2024	—	$—	—	1,542,980
Total	617		—
1    On November 1, 2022, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock. As of December 31, 2024, the Company had repurchased 3,457,020 shares under this plan. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations, and other factors.
2    The Company may repurchase shares from employees to cover the taxes in connection with employee equity compensation.
ITEM 6.  [Reserved]
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table 1 – Consolidated Selected Financial Data
	December 31,
	2024	2023	2022
Selected Financial Data
Earnings per share (based on average equivalent shares):
Basic	$8.14	$8.02	$7.68
Diluted	8.14	8.02	7.68
Percentages (based on daily averages):
Return on average assets	1.03%	1.10%	1.11%
Return on average shareholders' equity	9.82%	10.82%	10.81%
Dividend payout ratio	27.20%	27.00%	27.65%
Allowance for loan losses to loans	1.16%	1.16%	1.04%
Combined allowance for credit losses to loans[1]	1.38%	1.36%	1.31%
1    Includes allowance for loan losses and accrual for off-balance sheet credit risk.

Management’s Assessment of Operations and Financial Condition

Overview

The following discussion is management's analysis to assist in the understanding and evaluation of the financial condition and results of operations of BOK Financial. This discussion should be read in conjunction with the Consolidated Financial Statements and footnotes and selected financial data presented elsewhere in this report. This section and other sections provide information about our recent financial performance. For information about results of operations for 2023 compared with 2022, see the respective sections in Management's Discussion and Analysis included in our 2023 Form 10-K filed on February 21, 2024.

After experiencing continued economic volatility in 2023, the U.S. economy has shown signs of stabilizing in 2024. Due to greater confidence that inflation is moving sustainably toward the Federal Reserve's target, the Federal Funds rate was reduced by 100 basis points over the last four months of 2024. The housing market showed some signs of recovery, with slight increases in sales and inventory. However, the market remained challenged by high mortgage rates and limited housing supply. Consumer spending also continues to remain steady despite the Federal Reserve's effort to decrease spending with higher rates for the majority of the year. Unemployment increased slightly to 4.0% for December 2024. See "Summary of Credit Loss Experience" section of Management's Discussion and Analysis for additional discussion around our economic forecast.
Performance Summary

Net income for the year ended December 31, 2024, totaled $523.6 million, or $8.14 per diluted share, compared with net income of $530.7 million, or $8.02 per diluted share, for the year ended December 31, 2023. PPNR1, a non-GAAP measure, was $684.7 million for 2024, compared to $728.9 million in the prior year.
Highlights of 2024 included:
•Net interest income totaled $1.2 billion for 2024, a $61.4 million decrease compared to the prior year. Net interest margin was 2.65% for 2024, compared to 2.93% for 2023, primarily due to deposit repricing activity and demand deposit migration into interest-bearing accounts. Average earning assets were $45.5 billion for 2024, up $2.6 billion compared to 2023, largely due to increased trading securities and loan balances, as well as expansion of the available for sale securities portfolio.
•Fees and commissions revenue was $810.0 million for 2024, growing $28.9 million over 2023. Fiduciary and asset management revenue increased $23.5 million led by growth in trust fees related to higher market valuations and continued growth in client relationships. Mortgage banking revenue increased $18.4 million due to higher loan origination volumes. Deposit service charges increased $10.2 million due to growth in commercial service charges. Brokerage and trading revenue decreased $22.5 million, largely due to a shift from trading revenue to net interest income on trading securities and decreased customer hedging revenue, primarily attributed to our energy customers. The prior period also included $10.7 million of insurance brokerage revenue recognized prior to the sale of BOKFI. This decrease was partially offset by a $6.1 million increase in investment banking revenue driven by growth in underwriting fees and financial advisory fees.
•Other gains, net, were $79.7 million for 2024, including a $56.9 million pre-tax gain recognized in connection with the receipt and disposition of Visa C shares received as a result of the Exchange Offer announced by Visa, Inc. in the second quarter of 2024. Other gains, net, for 2023 were $56.8 million. The fourth quarter of 2023 included a pre-tax $31.0 million gain, before related professional fees, on the sale of our insurance brokerage and consulting business, BOKFI.
•Losses on available for sale securities totaled $45.8 million for the year ended December 31, 2024, compared to $30.6 million in the prior year, due to the strategic repositioning of our portfolio.
•Other operating expense increased $32.9 million to $1.4 billion. Personnel expense grew $44.6 million, reflecting a combination of annual merit increases, salary adjustments, and business expansion. Non-personnel expense decreased $11.8 million. The current year included $5.5 million related to updates to the special assessment estimate by the FDIC. Non-personnel expense for 2023 included $43.8 million related to the initial estimate of the FDIC special assessment expense. Charitable contributions to the BOKF Foundation increased $10.9 million, largely due to the donation of converted Visa shares to the foundation. Increased data processing and communications, mortgage banking costs, and occupancy and equipment expenses were partially offset by lower intangible asset amortization.
1    See Explanation and Reconciliation of Non-GAAP Measures in "Non-GAAP Measures" section following.

•The net economic cost of the changes in the fair value of mortgage servicing rights and related economic hedges was $5.7 million during 2024, compared to $18.2 million during 2023, due to reduced market volatility throughout 2024.
•The provision for credit losses was $18.0 million in 2024. Improvement in the forecasted economic outlook during the year was offset by the impact of loan growth and some risk grade migration. Credit quality remained strong with net charge-offs of $12.9 million or 0.05% of average loans in 2024 compared to $18.1 million or 0.08% of average loans in 2023. We recorded a $46.0 million provision for expected credit losses in 2023. The combined allowance for credit losses totaled $332 million or 1.38% of outstanding loans at December 31, 2024. The combined allowance for credit losses was $326 million or 1.36% of outstanding loans at December 31, 2023.
•Nonperforming assets not guaranteed by U.S. government agencies were at a historic low, totaling $42 million at December 31, 2024, a $96 million decrease compared to December 31, 2023. Potential problem loans increased $164 million and other loans especially mentioned increased $76 million.
•Average outstanding loan balances were $24.2 billion, growing $1.0 billion over the prior year, mostly driven by growth in commercial loans and loans to individuals. Commercial loans increased $741 million and loans to individuals increased $394 million. Period end outstanding loan balances increased $210 million to $24.1 billion at December 31, 2024.
•Average deposits increased $3.1 billion to $36.3 billion. Average interest-bearing deposits increased $5.4 billion while average demand deposits decreased $2.3 billion. Period end deposits increased $4.2 billion to $38.2 billion. The loan to deposit ratio was 63% at December 31, 2024, compared to 70% at December 31, 2023.
•Assets under management or administration totaled $114.6 billion at December 31, 2024, increasing $9.9 billion over December 31, 2023.
•The Company's tangible common equity ratio1, a non-GAAP measure, was 9.17% at December 31, 2024, and 8.29% at December 31, 2023. The tangible common equity ratio is primarily based on total shareholders' equity, which includes unrealized gains and losses on available for sale securities. Adjusted for all securities portfolio losses, including the tax adjusted losses in the investment portfolio, the tangible common equity ratio would be 8.86% at December 31, 2024, and 8.02% at December 31, 2023.
•The Company's common equity Tier 1 capital ratio was 13.03% at December 31, 2024. In addition, the Tier 1 capital ratio was 13.04%, total capital ratio was 14.21% and leverage ratio was 9.97% at December 31, 2024. At December 31, 2023, the Tier 1 capital ratio was 12.07%, the total capital ratio was 13.16% and the leverage ratio was 9.45%.
•The Company repurchased 1,028,806 common shares at an average price of $86.49 per share during 2024 and 2,113,808 common shares at an average price of $82.85 during 2023.
•The Company paid cash dividends of $2.22 per common share during 2024, and $2.17 per common share in 2023.

Net income for the fourth quarter of 2024 totaled $136.2 million, or $2.12 per diluted share, compared to $140.0 million, or $2.18 per diluted share, for the third quarter of 2024.

Highlights of the fourth quarter of 2024 included:
•Net interest income totaled $313.0 million, an increase of $4.9 million over the prior quarter. Net interest margin expanded 7 basis points to 2.75% compared to 2.68%, primarily attributable to liabilities re-pricing lower more quickly than assets during the quarter. For the fourth quarter of 2024, our core net interest margin excluding trading activities1, a non-GAAP measure, expanded 7 basis points to 3.09% compared to 3.02% in the prior quarter.
•Fees and commissions revenue was $206.9 million, an increase of $4.4 million over the prior quarter. Higher brokerage and trading revenue and fiduciary and asset management revenue was partially offset by a decrease in other revenue.
•Other gains, net, were $5.0 million for the fourth quarter of 2024, compared to $13.1 million in the third quarter of 2024. The third quarter included a $3.1 million pre-tax gain related to the sale of converted Visa shares. Unrealized gain on merchant banking investments was $2.2 million and gain on investments related to deferred compensation was $2.5 million for the fourth quarter of 2024, compared to $5.0 million and $3.8 million, respectively, in the prior quarter.
1    See Explanation and Reconciliation of Non-GAAP Measures in "Non-GAAP Measures" section following.

•Operating expense increased $6.6 million to $347.7 million. Personnel expense grew $3.9 million due to commissions related to increased trading revenue and business expansion. Non-personnel expense increased $2.8 million due to higher professional fees and services, business promotion expense, and mortgage banking costs.
•No provision for credit losses was necessary for the fourth quarter of 2024. The provision for credit losses was $2.0 million in the third quarter of 2024. Net charge-offs remained muted at $528 thousand, or 0.01% of average loans on an annualized basis, in the fourth quarter.

Critical Accounting Policies & Estimates

The Consolidated Financial Statements and accompanying notes are prepared in accordance with GAAP. The Company's accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. Management makes significant assumptions and estimates in the preparation of the Consolidated Financial Statements and accompanying notes in conformity with GAAP that may be highly subjective, complex, and subject to variability. Actual results could differ significantly from these assumptions and estimates. The following discussion addresses the most critical areas where these assumptions and estimates could affect the financial condition, results of operations, and cash flows of the Company. These critical accounting policies and estimates have been discussed with the appropriate committees of the Board of Directors.

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

For the majority of risk-graded loans, the accruing loans expected credit loss estimate is sensitive to management judgment, particularly probability of default and loss given default assumptions, changes in specific macroeconomic factor forecasts and the probability weight assigned to each economic scenario, and appropriate adjustments.

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

We describe critical elements affecting our estimate of expected credit loss in the "Summary of Credit Loss Experience" section of Management's Discussion and Analysis. While it is challenging to evaluate the allowance impact for a change in a particular input, results of such an analysis demonstrate how the quantitative element of the allowance behaves under different conditions. The sensitivity to management's economic scenario weighting may be quantified by comparing the results of weighting each economic scenario at 100%. For example, compared to a 100% Base Case scenario, a 100% Downside case would result in an additional $192 million in quantitative reserve, while a 100% Upside Case would result in $24 million less in quantitative reserve at December 31, 2024. Such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related allowance for a number of reasons including (1) management's weighting of multiple forecasted economic scenarios in estimating expected credit losses; (2) management's predictions of future economic trends and relationships among the scenarios may differ from actual events; and (3) management's application of subjective measures to modeled results when appropriate.

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

A hierarchy for fair value has been established that prioritizes the inputs of valuation techniques used to measure fair value into three broad categories: unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), other observable inputs that can be observed either directly or indirectly (Level 2), and unobservable inputs for assets or liabilities (Level 3). Fair value may be recorded for certain assets and liabilities every reporting period on a recurring basis or under certain circumstances on a non-recurring basis. Fair value measurements of significant assets or liabilities that are based on unobservable inputs (Level 3) are considered Critical Accounting Policies and Estimates. Additional discussion of fair value measurement and disclosure is included in Notes 7 and 19 to the Consolidated Financial Statements.

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

The assumptions used in this model are primarily based on mortgage interest rates. Evaluation of the effect of a change in one assumption without considering the effect of that change on other assumptions is not meaningful. Considering all related assumptions, we expect a 50 basis point parallel rate increase to increase the fair value of our servicing rights by $9.7 million. We expect a $12.0 million decrease in the fair value of our MSRs from a 50 basis point parallel rate decrease.

Results of Operations
Net Interest Income and Net Interest Margin

2024 Net Interest Income

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

Tax-equivalent net interest income totaled $1.2 billion for 2024, a decrease of $61.1 million compared to the prior year. Net interest income was reduced $58.0 million due to changes in interest rates. Net interest income decreased $3.1 million from growth in average assets and interest-bearing deposit balances, partially offset by lower wholesale borrowings. Table 3 shows the effects on net interest income due to changes in average balances and interest rates for the various types of earning assets and interest-bearing liabilities. In addition, see the Annual Financial Summary of consolidated daily average balances, yields and rates as shown in Table 2.

Net interest margin was 2.65% for 2024 and 2.93% for 2023. Our core net interest margin excluding trading activities1, a non-GAAP measure, was 3.01% compared to 3.31% in the prior year. In response to rising inflation, the Federal Reserve increased the federal funds rate 525 basis points during 2022 and 2023. The resulting impact on market interest rates increased net interest margin at first as our earning assets, led by our significant percentage of variable-rate commercial loans, repriced at a higher rate and faster pace than our interest-bearing liabilities. Throughout 2023 and 2024, we have experienced margin compression reflecting deposit repricing activity and demand deposit migration into interest-bearing accounts. This compression began to slow in September 2024, following a series of rate cuts totaling 100 basis points through the end of the year. The tax-equivalent yield on earning assets was 5.75% for 2024, compared to 5.38% in 2023. Loan yields increased 24 basis points to 7.32%. The available for sale securities portfolio yield increased 63 basis points to 3.69%, and the yield on trading securities grew 37 basis points to 5.11%.

Funding costs increased 58 basis points compared to 2023. The cost of interest-bearing deposits increased 89 basis points. The cost of other short-term borrowings increased 17 basis points while the cost of funds purchased and repurchase agreements decreased 45 basis points. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 91 basis points for 2024, compared to 98 basis points for 2023.

Average earning assets for 2024 increased $2.6 billion, or 6%, over 2023. Average trading securities increased $1.1 billion. Average loans, net of allowance for loan losses, increased $1.0 billion, largely due to growth in commercial loans and loans to individuals. The average balance of available for sale securities, which consists largely of residential and commercial mortgage-backed securities guaranteed by U.S. government agencies, increased $860 million.

Total average deposits increased $3.1 billion over the prior year, including a $5.4 billion increase in interest-bearing deposits, partially offset by a $2.3 billion decrease in average demand deposit balances. Average short-term borrowings decreased $1.1 billion.

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

The effectiveness of these strategies is reflected in the overall change in net interest income due to changes in interest rates as shown in Table 3 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

1    See Explanation and Reconciliation of Non-GAAP Measures in "Non-GAAP Measures" section following.

Table 2 - Annual Financial Summary
Consolidated Daily Average Balances, Average Yields and Rates

(Dollars in thousands, except per share data)	Year Ended
	December 31, 2024
	Average Balance	Revenue/ Expense	Yield/ Rate[1]
Assets
Interest-bearing cash and cash equivalents	$545,020	$28,234	5.18%
Trading securities	5,683,573	288,471	5.11%
Investment securities	2,122,836	30,105	1.42%
Available for sale securities	12,801,565	490,867	3.69%
Fair value option securities	19,180	761	3.66%
Restricted equity securities	403,519	32,903	8.15%
Residential mortgage loans held for sale	80,528	5,062	6.17%
Loans	24,165,781	1,769,208	7.32%
Allowance for loan losses	(283,164)
Loans, net of allowance	23,882,617	1,769,208	7.41%
Total earning assets	45,538,838	2,645,611	5.75%
Receivable on unsettled securities sales	244,951
Cash and other assets	4,965,709
Total assets	$50,749,498

Liabilities and equity
Interest-bearing deposits:
Transaction	$23,567,473	$861,538	3.66%
Savings	828,683	4,845	0.58%
Time	3,506,652	159,346	4.54%
Total interest-bearing deposits	27,902,808	1,025,729	3.68%
Funds purchased and repurchase agreements	1,295,993	52,371	4.04%
Other borrowings	6,208,654	338,390	5.45%
Subordinated debentures	131,163	9,216	7.03%
Total interest-bearing liabilities	35,538,618	1,425,706	4.01%
Non-interest bearing demand deposits	8,417,151
Due on unsettled securities purchases	417,972
Other liabilities	1,041,590
Total equity	5,334,167
Total liabilities and equity	$50,749,498

Tax-equivalent net interest income		$1,219,905	1.74%
Tax-equivalent net interest income to earning assets			2.65%
Less tax-equivalent adjustment		9,147
Net interest income		1,210,758
Provision for credit losses		18,000
Other operating revenue		839,641
Other operating expense		1,365,755
Net income before taxes		666,644
Federal and state income taxes		143,091
Net income		523,553
Net income (loss) attributable to non-controlling interests		(16)
Net income attributable to BOK Financial Corporation shareholders		$523,569
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$8.14
Diluted		$8.14
1     Yield calculations are shown on a tax equivalent basis at the statutory federal and state rates for the periods presented. The yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income and the unrealized gains and losses. The yield calculation also includes average loan balances for which the accrual of interest has been discontinued and are net of unearned income. Yield/rate calculations are generally based on the conventions that determine how interest income and expense is accrued.

Table 2 - Annual Financial Summary (continued)
Consolidated Daily Average Balances, Average Yields and Rates

(Dollars in thousands, except per share data)	Year Ended
	December 31, 2023			December 31, 2022
	Average Balance	Revenue/ Expense	Yield/ Rate[1]	Average Balance	Revenue/ Expense	Yield/ Rate[1]
Assets
Interest-bearing cash and cash equivalents	$632,289	$32,353	5.12%	$801,180	$11,552	1.44%
Trading securities	4,559,012	216,269	4.74%	4,723,130	115,295	2.24%
Investment securities	2,368,749	34,043	1.44%	1,493,322	24,490	1.64%
Available for sale securities	11,941,222	388,755	3.06%	11,643,103	249,361	2.07%
Fair value option securities	150,847	7,760	5.06%	64,776	2,145	3.40%
Restricted equity securities	387,224	29,683	7.67%	180,760	8,282	4.58%
Residential mortgage loans held for sale	69,280	4,341	6.12%	139,553	6,027	4.31%
Loans	23,125,349	1,638,071	7.08%	21,279,187	983,413	4.62%
Allowance for loan losses	(258,300)			(245,915)
Loans, net of allowance	22,867,049	1,638,071	7.16%	21,033,272	983,413	4.68%
Total earning assets	42,975,672	2,351,275	5.38%	40,079,096	1,400,565	3.42%
Receivable on unsettled securities sales	222,004			310,974
Cash and other assets	5,046,478			6,634,566
Total assets	$48,244,154			$47,024,636

Liabilities and equity
Interest-bearing deposits:
Transaction	$19,223,863	$540,068	2.81%	$20,550,624	$108,956	0.53%
Savings	901,008	2,913	0.32%	969,279	489	0.05%
Time	2,354,511	83,616	3.55%	1,446,613	12,304	0.85%
Total interest-bearing deposits	22,479,382	626,597	2.79%	22,966,516	121,749	0.53%
Funds purchased and repurchase agreements	2,653,654	119,018	4.49%	1,265,045	13,158	1.04%
Other borrowings	5,979,095	315,717	5.28%	1,628,972	39,325	2.41%
Subordinated debentures	131,155	8,952	6.83%	131,206	6,490	4.95%
Total interest-bearing liabilities	31,243,286	1,070,284	3.43%	25,991,739	180,722	0.70%
Non-interest bearing demand deposits	10,725,452			14,884,765
Due on unsettled securities purchases	388,353			451,530
Other liabilities	979,685			879,691
Total equity	4,907,378			4,816,911
Total liabilities and equity	$48,244,154			$47,024,636

Tax-equivalent net interest income		$1,280,991	1.95%		$1,219,843	2.72%
Tax-equivalent net interest income to earning assets			2.93%			2.98%
Less tax-equivalent adjustment		8,811			8,463
Net interest income		1,272,180			1,211,380
Provision for credit losses		46,000			30,000
Other operating revenue		789,949			643,257
Other operating expense		1,332,881			1,164,480
Net income before taxes		683,248			660,157
Federal and state income taxes		152,115			139,864
Net income		531,133			520,293
Net income attributable to non-controlling interests		387			20
Net income attributable to BOK Financial Corporation shareholders		$530,746			$520,273
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$8.02			$7.68
Diluted		$8.02			$7.68
1     Yield calculations are shown on a tax equivalent basis at the statutory federal and state rates for the periods presented. The yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income and the unrealized gains and losses. The yield calculation also includes average loan balances for which the accrual of interest has been discontinued and are net of unearned income. Yield/rate calculations are generally based on the conventions that determine how interest income and expense is accrued.

Table 3 – Annual Volume/Rate Analysis
(In thousands)

	Year Ended			Year Ended
	December 31, 2024 / 2023			December 31, 2023 / 2022
		Change Due To1			Change Due To1
	Change	Volume	Yield / Rate	Change	Volume	Yield / Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$(4,119)	$(4,483)	$364	$20,801	$(5,557)	$26,358
Trading securities	72,202	53,232	18,970	100,974	(20,136)	121,110
Investment securities	(3,938)	(3,773)	(165)	9,553	12,559	(3,006)
Available for sale securities	102,112	21,205	80,907	139,394	16,127	123,267
Fair value option securities	(6,999)	(5,778)	(1,221)	5,615	3,815	1,800
Restricted equity securities	3,220	2,065	1,155	21,401	13,269	8,132
Residential mortgage loans held for sale	721	682	39	(1,686)	(3,592)	1,906
Loans	131,137	74,649	56,488	654,658	108,241	546,417
Total tax-equivalent interest revenue	294,336	137,799	156,537	950,710	124,726	825,984
Interest expense:
Transaction deposits	321,470	140,061	181,409	431,112	(22,237)	453,349
Savings deposits	1,932	(321)	2,253	2,424	(114)	2,538
Time deposits	75,730	46,661	29,069	71,312	19,985	51,327
Funds purchased and repurchase agreements	(66,647)	(57,832)	(8,815)	105,860	38,329	67,531
Other borrowings	22,673	12,315	10,358	276,392	167,239	109,153
Subordinated debentures	264	1	263	2,462	(4)	2,466
Total interest expense	355,422	140,885	214,537	889,562	203,198	686,364
Tax-equivalent net interest income	(61,086)	(3,086)	(58,000)	61,148	(78,472)	139,620
Change in tax-equivalent adjustment	336			348
Net interest income	$(61,422)			$60,800
1    Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Fourth Quarter 2024 Net Interest Income

Tax-equivalent net interest income totaled $315.5 million for the fourth quarter of 2024, an increase of $5.0 million over the third quarter of 2024. Net interest margin expanded 7 basis point to 2.75% for the fourth quarter of 2024, compared to 2.68% for the third quarter of 2024, primarily attributable to liabilities repricing lower more quickly than assets during the quarter. For the fourth quarter of 2024, our core net interest margin excluding trading activities1, a non-GAAP measure, expanded 7 basis points to 3.09% compared to 3.02% in the prior quarter.

Average earning assets for the fourth quarter of 2024 decreased $536 million compared to the third quarter of 2024. Average loans, net of allowance for loan losses, decreased $277 million, largely due to reduced commercial and commercial real estate loan balances. Average trading securities decreased $165 million. Average interest-bearing deposits increased $954 million, primarily from interest-bearing transaction accounts. Funds purchased and repurchase agreements grew $60 million, while average other borrowings decreased $1.9 billion.

The tax-equivalent yield on earning assets was 5.59% for the fourth quarter of 2024, a decrease of 30 basis points compared to the third quarter of 2024, in response to the rate cuts made by the Federal Reserve. The loan portfolio yield decreased 46 basis points to 7.01%, while the yield on available for sale securities increased 6 basis points to 3.82% due to repricing at higher rates. The yield on trading securities decreased 46 basis points to 4.90% and the yield on interest-bearing cash and cash equivalents decreased 73 basis points to 4.60%.

Funding costs were 3.69%, a decrease of 42 basis points compared to the third quarter of 2024. The cost of interest-bearing deposits decreased 31 basis points to 3.48%. The cost of funds purchased and repurchase agreements decreased 11 basis points to 3.78%, while the cost of other borrowings decreased 60 basis points to 4.95%. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 85 basis points in the fourth quarter of 2024 and 90 basis points in the third quarter of 2024.

1    See Explanation and Reconciliation of Non-GAAP Measures in "Non-GAAP Measures" section following.

Table 4 - Quarterly Financial Summary
Consolidated Daily Average Balances, Average Yields and Rates

(Dollars in thousands, except per share data)	Three Months Ended
	December 31, 2024			September 30, 2024
	Average Balance	Revenue/ Expense	Yield/ Rate[1]	Average Balance	Revenue/ Expense	Yield/ Rate[1]
Assets
Interest-bearing cash and cash equivalents	$546,955	$6,322	4.60%	$531,811	$7,131	5.33%
Trading securities	5,636,949	68,817	4.90%	5,802,448	76,498	5.36%
Investment securities	2,037,072	7,256	1.42%	2,094,408	7,406	1.41%
Available for sale securities	12,969,630	127,803	3.82%	12,939,422	125,555	3.76%
Fair value option securities	18,384	183	3.70%	19,095	189	3.69%
Restricted equity securities	338,236	6,427	7.60%	410,800	8,426	8.20%
Residential mortgage loans held for sale	87,353	1,296	5.85%	95,742	1,495	6.15%
Loans	24,024,544	423,487	7.01%	24,304,884	455,995	7.47%
Allowance for loan losses	(283,685)			(287,227)
Loans, net of allowance	23,740,859	423,487	7.10%	24,017,657	455,995	7.55%
Total earning assets	45,375,438	641,591	5.59%	45,911,383	682,695	5.89%
Receivable on unsettled securities sales	284,793			216,158
Cash and other assets	4,954,955			5,029,494
Total assets	$50,615,186			$51,157,035
Liabilities and equity
Interest-bearing deposits:
Transaction	$24,992,464	$214,868	3.42%	$23,986,697	$227,767	3.78%
Savings	818,210	1,213	0.59%	820,980	1,232	0.60%
Time	3,629,882	41,643	4.56%	3,678,964	42,129	4.56%
Total interest-bearing deposits	29,440,556	257,724	3.48%	28,486,641	271,128	3.79%
Funds purchased and repurchase agreements	1,076,400	10,231	3.78%	1,016,688	9,932	3.89%
Other borrowings	4,489,870	55,883	4.95%	6,366,046	88,774	5.55%
Subordinated debentures	131,185	2,241	6.80%	131,155	2,357	7.15%
Total interest-bearing liabilities	35,138,011	326,079	3.69%	36,000,530	372,191	4.11%
Non-interest bearing demand deposits	8,378,558			8,273,656
Due on unsettled securities purchases	472,334			348,585
Other liabilities	1,047,983			1,084,458
Total equity	5,578,300			5,449,806
Total liabilities and equity	$50,615,186			$51,157,035
Tax-equivalent net interest income		$315,512	1.90%		$310,504	1.78%
Tax-equivalent net interest income to earning assets			2.75%			2.68%
Less tax-equivalent adjustment		2,466			2,385
Net interest income		313,046			308,119
Provision for credit losses		—			2,000
Other operating revenue		210,044			208,192
Other operating expense		347,656			341,025
Net income before taxes		175,434			173,286
Federal and state income taxes		39,280			33,313
Net income		136,154			139,973
Net income (loss) attributable to non-controlling interests		—			(26)
Net income attributable to BOK Financial Corp. shareholders		$136,154			$139,999
Earnings Per Average Common Share Equivalent:
Basic		$2.12			$2.18
Diluted		$2.12			$2.18
1    Yield calculations are shown on a tax equivalent basis at the statutory federal and state rates for the periods presented. The yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income and the unrealized gains and losses. The yield calculation also includes average loan balances for which the accrual of interest has been discontinued and are net of unearned income. Yield/rate calculations are generally based on the conventions that determine how interest income and expense is accrued

Table 4 - Quarterly Financial Summary (continued)
Consolidated Daily Average Balances, Average Yields and Rates

Three Months Ended
June 30, 2024			March 31, 2024			December 31, 2023
Average Balance	Revenue /Expense	Yield/ Rate[1]	Average Balance	Revenue / Expense	Yield/ Rate[1]	Average Balance	Revenue / Expense	Yield/ Rate[1]

$533,760	$7,776	5.86%	$567,680	$7,005	4.96%	$605,839	$8,096	5.30%
5,922,891	74,856	5.06%	5,371,209	68,300	5.12%	5,448,403	69,013	5.05%
2,151,079	7,589	1.41%	2,210,040	7,854	1.42%	2,264,194	8,058	1.42%
12,755,865	123,916	3.71%	12,537,981	113,593	3.48%	12,063,398	105,556	3.27%
19,170	194	3.68%	20,080	195	3.59%	20,086	199	3.57%
453,303	9,192	8.11%	412,376	8,858	8.59%	432,780	8,670	8.01%
81,371	1,348	6.50%	57,402	923	6.25%	61,146	1,036	6.59%
24,385,153	449,142	7.41%	23,948,567	440,584	7.40%	23,705,108	439,808	7.36%
(283,246)			(278,449)			(273,717)
24,101,907	449,142	7.49%	23,670,118	440,584	7.48%	23,431,391	439,808	7.45%
46,019,346	674,013	5.80%	44,846,886	647,312	5.73%	44,327,237	640,436	5.64%
171,344			307,389			276,856
5,004,509			4,873,297			5,109,577
$51,195,199			$50,027,572			$49,713,670

$23,006,204	$215,122	3.76%	$22,264,259	$203,781	3.68%	$20,449,370	$177,475	3.44%
832,704	1,196	0.58%	843,037	1,204	0.57%	845,705	1,132	0.53%
3,427,336	38,435	4.51%	3,287,179	37,139	4.54%	3,002,252	31,242	4.13%
27,266,244	254,753	3.76%	26,394,475	242,124	3.69%	24,297,327	209,849	3.43%
1,838,323	19,544	4.28%	1,258,044	12,664	4.05%	2,476,973	29,915	4.79%
7,151,228	99,193	5.58%	6,844,633	94,540	5.56%	7,120,963	99,542	5.55%
131,156	2,306	7.07%	131,154	2,312	7.09%	131,151	2,343	7.09%
36,386,951	375,796	4.15%	34,628,306	351,640	4.08%	34,026,414	341,649	3.98%
8,386,979			8,631,416			9,378,886
351,199			499,936			363,358
920,427			1,112,947			1,008,035
5,149,643			5,154,967			4,936,977
$51,195,199			$50,027,572			$49,713,670
	$298,217	1.65%		$295,672	1.65%		$298,787	1.66%
		2.56%			2.61%			2.64%
	2,196			2,100			2,112
	296,021			293,572			296,675
	8,000			8,000			6,000
	259,704			161,701			204,883
	336,690			340,384			384,083
	211,035			106,889			111,475
	47,303			23,195			28,953
	163,732			83,694			82,522
	19			(9)			(53)
	$163,713			$83,703			$82,575

	$2.54			$1.29			$1.26
	$2.54			$1.29			$1.26
1     Yield calculations are shown on a tax equivalent basis at the statutory federal and state rates for the periods presented. The yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income and the unrealized gains and losses. The yield calculation also includes average loan balances for which the accrual of interest has been discontinued and are net of unearned income. Yield/rate calculations are generally based on the conventions that determine how interest income and expense is accrued

Table 5 – Quarterly Volume/Rate Analysis
(In thousands)

	Three Months Ended
	Dec. 31, 2024 / Sep. 30, 2024
		Change Due To1
	Change	Volume	Yield / Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$(809)	$185	$(994)
Trading securities	(7,681)	(1,190)	(6,491)
Investment securities	(150)	(203)	53
Available for sale securities	2,248	238	2,010
Fair value option securities	(6)	(6)	—
Restricted equity securities	(1,999)	(1,674)	(325)
Residential mortgage loans held for sale	(199)	(130)	(69)
Loans	(32,508)	(4,834)	(27,674)
Total tax-equivalent interest revenue	(41,104)	(7,614)	(33,490)
Interest expense:
Transaction deposits	(12,899)	9,182	(22,081)
Savings deposits	(19)	(1)	(18)
Time deposits	(486)	(524)	38
Funds purchased and repurchase agreements	299	582	(283)
Other borrowings	(32,891)	(24,732)	(8,159)
Subordinated debentures	(116)	—	(116)
Total interest expense	(46,112)	(15,493)	(30,619)
Tax-equivalent net interest income	5,008	7,879	(2,871)
Change in tax-equivalent adjustment	81
Net interest income	$4,927
1    Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

2024 Other Operating Revenue

Other operating revenue was $839.6 million for 2024, an increase of $49.7 million, or 6%, compared to 2023.

Table 6 – Other Operating Revenue
(Dollars in thousands)

	Year Ended December 31,		2024 vs. 2023	2024 vs. 2023	Year Ended December 31,	2023 vs. 2022	2023 vs. 2022
	2024	2023	Increase (Decrease)	% Increase (Decrease)	2022	Increase (Decrease)	% Increase (Decrease)
Brokerage and trading revenue	$218,092	$240,610	$(22,518)	(9)%	$140,978	$99,632	71%
Transaction card revenue	108,865	106,858	2,007	2%	104,266	2,592	2%
Fiduciary and asset management revenue	230,860	207,318	23,542	11%	196,326	10,992	6%
Deposit service charges and fees	118,745	108,514	10,231	9%	110,636	(2,122)	(2)%
Mortgage banking revenue	74,107	55,698	18,409	33%	49,365	6,333	13%
Other revenue	59,354	62,120	(2,766)	(4)%	55,642	6,478	12%
Total fees and commissions	810,023	781,118	28,905	4%	657,213	123,905	19%
Other gains, net	79,726	56,795	22,931	N/A	123	56,672	N/A
Loss on derivatives, net	(22,461)	(9,921)	(12,540)	N/A	(73,011)	63,090	N/A
Gain (loss) on fair value option securities, net	(256)	(4,292)	4,036	N/A	(20,358)	16,066	N/A
Change in fair value of mortgage servicing rights	18,437	(3,115)	21,552	N/A	80,261	(83,376)	N/A
Loss on available for sale securities, net	(45,828)	(30,636)	(15,192)	N/A	(971)	(29,665)	N/A
Total other operating revenue	$839,641	$789,949	$49,692	6%	$643,257	$146,692	23%
Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 40% of combined net interest income before provision for credit losses and fees and commission revenue. We believe that a variety of fee revenue sources provides diversification to changes resulting from market or economic conditions such as interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. Many of these economic factors, such as decreasing interest rates, that we expect will result in a decline in net interest income or fiduciary and asset management revenue may also increase mortgage banking production volumes and related trading. The velocity of changes in market conditions and interest rates may result in timing differences between when offsetting impacts and benefits are realized. Generally, for operating revenues not as directly related to movement in interest rates, we expect growth to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, regulatory constraints, increased competition, and saturation in our existing markets could affect the rate of future increases.
Brokerage and trading revenue, which includes revenues from trading, customer hedging, retail brokerage and investment banking, decreased $22.5 million, or 9%, compared to the prior year.

Trading revenue includes net realized and unrealized gains and losses primarily related to sales of residential mortgage-backed securities guaranteed by U.S. government agencies and related derivative instruments that enable our mortgage banking customers to manage their production risk. Trading revenue also includes net realized and unrealized gains and losses on municipal securities and other financial instruments that we sell to institutional customers, along with changes in the fair value of financial instruments we hold as economic hedges against market risk of our trading securities. Trading revenue was $121.9 million for 2024, a decrease of $12.7 million compared to 2023, primarily due to a shift from fee revenue to net interest income on trading securities. See additional discussion in "Reportable Segments" section of Management's Discussion and Analysis.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 6 to the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange, and equity derivatives to our customers. Derivative contracts executed with customers are offset with contracts between selected counterparties and exchanges to minimize market risk from changes in commodity prices, interest rates, or foreign exchange rates. Customer hedging revenue, which is largely volume driven, totaled $27.7 million for 2024, a decrease of $8.8 million, or 24%, compared to 2023, and was primarily attributed to our energy derivative customers. Customer hedging revenue includes credit valuation adjustments of the fair value of derivatives to reflect the risk of counterparty default.

Investment banking, which includes fees earned upon completion of underwriting, financial advisory services and loan syndication fees, totaled $49.1 million for 2024, an increase of $6.1 million, or 14%, over 2023, largely related to the timing and volume of transactions.

Revenue earned from retail brokerage transactions totaled $19.4 million for 2024, an increase of $3.5 million, or 22%, over 2023. Retail brokerage revenue is primarily based on fees and commissions earned on sales of fixed income securities, annuities, mutual funds, and other financial instruments to retail customers. Revenue is primarily based on the volume of customer transactions and applicable commission rate for each type of product.

The prior year included $10.7 million of insurance brokerage revenue recognized prior to the sale of BOKFI in the fourth quarter of 2023.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of TransFund ATM locations, and the number of merchants served. Transaction card revenue totaled $108.9 million for 2024, a $2.0 million, or 2%, increase over 2023. Revenues from the processing of transactions on behalf of the members of our TransFund EFT network totaled $91.1 million, up $1.6 million, or 2%, over 2023. The number of TransFund ATM locations totaled 2,872 at December 31, 2024, compared to 2,713 at December 31, 2023. Merchant services fees paid by customers for account management and electronic processing of card transactions totaled $9.4 million, an increase of $197 thousand, or 2%. Corporate card revenue totaled $8.3 million, up $184 thousand, or 2%, over 2023.

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

Fiduciary and asset management revenue increased $23.5 million, or 11%, compared to 2023, led by growth in trust fees related to increased market valuations and continued growth in client relationships.

A distribution of assets under management or administration and related fiduciary and asset management revenue follows:

Table 7 – Assets Under Management or Administration
(Dollars in thousands)

	Year Ended December 31,
	2024			2023			2022
	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]
Managed fiduciary assets:
Personal	$12,110,721	$115,886	0.96%	$10,951,951	$103,626	0.95%	$10,317,729	$107,325	1.04%
Institutional	23,940,121	35,147	0.15%	19,310,826	34,995	0.18%	17,229,041	33,482	0.19%
Total managed fiduciary assets	36,050,842	151,033	0.42%	30,262,777	138,621	0.46%	27,546,770	140,807	0.51%

Non-managed assets:
Fiduciary	31,928,292	70,393	0.22%	29,535,915	57,114	0.19%	28,513,725	43,220	0.15%
Non-fiduciary	21,116,298	9,434	0.04%	19,670,248	11,583	0.06%	19,467,202	12,299	0.06%
Safekeeping and brokerage assets under administration	25,519,805	—	—%	25,268,059	—	—%	24,207,343	—	—%
Total non-managed assets	78,564,395	79,827	0.10%	74,474,222	68,697	0.09%	72,188,270	55,519	0.08%

Total assets under management or administration	$114,615,237	$230,860	0.20%	$104,736,999	$207,318	0.20%	$99,735,040	$196,326	0.20%
1    Assets under management or administration balance excludes certain assets under custody held by a sub-custodian where minimal revenue is recognized. $21 billion, $19 billion, and $17 billion of such assets are excluded from the 2024, 2023, and 2022 assets under management or administration balances, respectively.
2    Fiduciary and asset management revenue includes asset-based and other fees associated with the assets.
3    Revenue divided by period end balance.

A summary of changes in assets under management or administration for the year ended December 31, 2024, 2023, and 2022 follows:

Table 8 – Changes in Assets Under Management or Administration
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$104,736,999	$99,735,040	$104,917,721
Net inflows (outflows)	2,167,911	(3,105,170)	572,812
Net change in fair value	7,710,327	8,107,129	(5,755,493)
Ending balance	$114,615,237	$104,736,999	$99,735,040

Assets under management as of December 31, 2024 consist of 42% fixed income, 35% equities, 14% cash, and 9% alternative investments. Net inflows to assets under management increased during 2024, largely due to continued growth in client relationships. The increase in fair value of $7.7 billion mainly resulted from improvements in the equity markets in 2024.

Deposit service charges and fees totaled $118.7 million for 2024, a $10.2 million, or 9%, increase compared to 2023. Service charges earned primarily on commercial deposit accounts totaled $66.3 million, an $8.6 million, or 15%, increase over the previous year. Overdraft fees and non-sufficient fund fees earned primarily on consumer deposit accounts totaled $22.4 million for 2024, an increase of $1.3 million, or 6%, compared to 2023. Check card revenue totaled $23.9 million, relatively unchanged from 2023.

Mortgage banking revenue totaled $74.1 million for 2024, an $18.4 million, or 33%, increase over 2023. Mortgage servicing revenue was $65.4 million, a $4.3 million increase compared to the prior year. The average outstanding principal balance of mortgage loans serviced for others totaled $21.9 billion at December 31, 2024, a $1.2 billion increase compared to December 31, 2023. During 2024, we acquired $3.2 billion in unpaid principal balance of mortgage servicing rights, which led to higher mortgage servicing revenue. Mortgage production revenue was $8.7 million, increasing $14.1 million, largely due to higher mortgage production volume. Production volume was up $158 million and production revenue as a percentage of production volume also increased 189 basis points to 1.07%. Production revenue as a percentage of production volume for 2023 was impacted by qualifying residential mortgage loans guaranteed by U.S. government agencies previously in forbearance that were resold into GNMA pools following the applicable performance period specified by those programs. Mortgage refinancing activity was 11% of total production in 2024, compared to 9% in 2023.

Table 9 – Mortgage Banking Revenue
(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Mortgage production revenue	$8,739	$(5,339)	$(1,838)

Mortgage loans funded for sale	$812,263	$666,391	$1,180,403
Add: Current year end outstanding commitments	36,590	34,783	45,492
Less: Prior year end outstanding commitments	34,783	45,492	171,412
Total mortgage production volume	$814,070	$655,682	$1,054,483

Production revenue as a percentage of production volume	1.07%	(0.81)%	(0.17)%
Realized margin on funded mortgage loans	1.02%	(0.75)%	0.63%
Mortgage loan refinances to mortgage loans funded for sale	11%	9%	24%
Primary mortgage interest rates:
Average	6.72%	6.79%	5.34%
Period end	6.85%	6.42%	6.41%

Mortgage servicing revenue	$65,368	$61,037	$51,203
Average outstanding principal balance of mortgage loans serviced for others	21,948,659	20,779,627	17,871,306
Average mortgage servicing fee rates	0.30%	0.29%	0.29%

Primary rates disclosed in Table 9 above represent rates generally available to borrowers on 30 year conforming mortgage loans.

Other revenue totaled $59.4 million for 2024, a decrease of $2.8 million, or 4%, compared to 2023, led by reduced fees earned on derivative counterparty margin.

Other gains, net and net gains on securities and derivatives

Other gains, net, were $79.7 million for the year ended December 31, 2024, compared to $56.8 million for the year ended December 31, 2023. Included in the 2024 other gains is a $56.9 million pre-tax gain recognized in connection with the receipt and disposition of Visa C shares received as a result of the Exchange Offer announced by Visa, Inc. in the second quarter of 2024. The prior year included a pre-tax $31.0 million gain, before related professional fees, on the sale of our insurance brokerage and consulting business, BOKF Insurance. Net unrealized gains on merchant banking investment was $8.4 million and gain on investments related to deferred compensation was $12.0 million for 2024, compared to $12.5 million and $8.9 million, respectively, in 2023.

We also recognized a $45.8 million loss on the sale of available for sale securities in 2024, compared to a loss of $30.6 million in 2023.

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
Table 10 – Gain (Loss) on Mortgage Servicing Rights, Net of Economic Hedge
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Loss on mortgage hedge derivative contracts, net	$(23,401)	$(10,514)	$(72,987)
Loss on fair value option securities, net	(256)	(4,292)	(20,358)
Loss on economic hedge of mortgage servicing rights	(23,657)	(14,806)	(93,345)
Change in fair value of mortgage servicing rights	18,437	(3,115)	80,261
Loss on changes in fair value of mortgage servicing rights, net of economic hedges included in other operating revenue	(5,220)	(17,921)	(13,084)
Net interest income (expense) on fair value option securities[1]	(476)	(258)	569
Total economic cost of changes in the fair value of mortgage servicing rights, net of economic hedges	$(5,696)	$(18,179)	$(12,515)
1    Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Fourth Quarter 2024 Other Operating Revenue

Table 11 – Fourth Quarter 2024 Operating Revenue
(Dollars in thousands)

	Three Months Ended
	Dec. 31, 2024	Sep. 30, 2024	Increase (Decrease)	% Increase (Decrease)
Brokerage and trading revenue	$55,505	$50,391	$5,114	10%
Transaction card revenue	27,631	28,495	(864)	(3)%
Fiduciary and asset management revenue	60,595	57,384	3,211	6%
Deposit service charges and fees	30,038	30,450	(412)	(1)%
Mortgage banking revenue	18,140	18,372	(232)	(1)%
Other revenue	15,029	17,402	(2,373)	(14)%
Total fees and commissions	206,938	202,494	4,444	2%
Other gains, net	4,995	13,087	(8,092)	N/A
Gain (loss) on derivatives, net	(21,728)	8,991	(30,719)	N/A
Gain (loss) on fair value option securities, net	(621)	764	(1,385)	N/A
Change in fair value of mortgage servicing rights	20,460	(16,453)	36,913	N/A
Loss on available for sale securities, net	—	(691)	691	N/A
Total other operating revenue	$210,044	$208,192	$1,852	1%

Other operating revenue was $210.0 million for the fourth quarter of 2024, a $1.9 million, or 1%, increase over the third quarter of 2024.

Brokerage and trading revenue increased $5.1 million, or 10%, to $55.5 million. Trading revenue grew $9.4 million to $33.1 million driven by growth in U.S. agency residential mortgage-backed securities trading volumes and increased industry turnover as client demand returned to more normal levels following rate cuts at the end of the third quarter and through the fourth quarter. Investment banking revenue decreased $4.1 million to $10.3 million following an elevated third quarter, primarily due to timing and volume of transactions.

Fiduciary and asset management revenue increased $3.2 million led by growth in trust fees related to increased market valuations and continued growth in client relationships. Other revenue decreased $2.4 million to $15.0 million following seasonal highs in letter of credit fees in the third quarter. All other fee businesses performed consistently with the prior quarter.
Other gains, net, were $5.0 million for the fourth quarter of 2024, compared to $13.1 million in the third quarter of 2024. The prior quarter included a pre-tax gain of $3.1 million related to the sale of converted Visa shares. Net unrealized gains on merchant banking investments were $2.2 million and gain on investments related to deferred compensation was $2.5 million for the fourth quarter of 2024, compared to $5.0 million and $3.8 million, respectively, in the prior quarter.
Other Operating Expense

2024 Other Operating Expense

Other operating expense for 2024 totaled $1.4 billion, a $32.9 million, or 2%, increase compared to the prior year. Personnel expense increased $44.6 million, or 6%. Non-personnel expense decreased $11.8 million, or 2%. The FDIC updated their estimate of the special assessment during 2024, resulting in $5.5 million of additional net expense, compared to $43.8 million for the initial assessment in the prior year. Our efficiency ratio1 was 64.32% for 2024, compared to 62.76% in the prior year.

Table 12 – Other Operating Expense
(Dollars in thousands)

	Year Ended December 31,		2024 vs. 2023	2024 vs. 2023	Year Ended December 31,	2023 vs. 2022	2023 vs. 2022
	2024	2023	Increase (Decrease)	% Increase (Decrease)	2022	Increase (Decrease)	% Increase (Decrease)
Regular compensation	$457,922	$439,987	$17,935	4%	$399,107	$40,880	10%
Incentive compensation:
Cash-based compensation	200,247	196,368	3,879	2%	172,595	23,773	14%
Share-based compensation	22,685	15,358	7,327	48%	9,565	5,793	61%
Deferred compensation	13,042	9,818	3,224	N/A	(6,235)	16,053	N/A
Total incentive compensation	235,974	221,544	14,430	7%	175,925	45,619	26%
Employee benefits	117,343	105,079	12,264	12%	95,886	9,193	10%
Total personnel expense	811,239	766,610	44,629	6%	670,918	95,692	14%
Business promotion	33,274	31,796	1,478	5%	26,435	5,361	20%
Charitable contributions to BOKF Foundation	13,610	2,707	10,903	403%	2,500	207	8%
Professional fees and services	53,921	55,337	(1,416)	(3)%	56,342	(1,005)	(2)%
Net occupancy and equipment	125,328	121,502	3,826	3%	116,867	4,635	4%
FDIC and other insurance	31,105	30,780	325	1%	17,994	12,786	71%
FDIC special assessment	5,521	43,773	(38,252)	N/A	—	43,773	N/A
Data processing and communications	187,273	181,365	5,908	3%	165,907	15,458	9%
Printing, postage and supplies	15,079	15,225	(146)	(1)%	15,857	(632)	(4)%
Amortization of intangible assets	11,612	13,882	(2,270)	(16)%	15,692	(1,810)	(12)%
Mortgage banking costs	34,638	30,524	4,114	13%	35,834	(5,310)	(15)%
Other expense	43,155	39,380	3,775	10%	40,134	(754)	(2)%
Total other operating expense	$1,365,755	$1,332,881	$32,874	2%	$1,164,480	$168,401	14%

Average number of employees (full-time equivalent)	4,982	4,877	105	2%	4,759	118	2%

1    See Explanation and Reconciliation of Non-GAAP Measures in "Non-GAAP Measures" section following.

Personnel expense

Personnel expense was $811.2 million in 2024, an increase of $44.6 million, or 6%. Regular compensation increased $17.9 million, or 4%, due to a combination of annual merit increases commencing in the first quarter, salary adjustments and business expansion. Changes in assumptions of certain performance-based equity awards and an increase in the quantity of share-based awards granted led to a $7.3 million, or 48%, increase in share-based compensation expense. Cash-based incentive compensation plans, which are either intended to provide current rewards to employees who generate long-term business opportunities for the Company based on growth in loans, deposits, customer relationships, and other measurable metrics or intended to compensate employees with commissions on completed transactions, increased $3.9 million, or 2%, compared to 2023, primarily related to higher loan volumes. Deferred compensation expense increased $3.2 million as the deferred compensation liabilities mirror the performance of the deferred compensation investments, which increased due to performance of the equity markets in 2024. Employee benefits expense increased $12.3 million, or 12%, related to increased employee healthcare costs, retirement plan costs, and payroll tax expense.

Non-personnel expense

Non-personnel expense decreased $11.8 million, or 2%, compared to the prior year. Expense related to the FDIC special assessment totaled $5.5 million for 2024, compared to $43.8 million for the prior year. Charitable contributions to the BOKF Foundation increased $10.9 million, largely due to the donation of converted Visa shares to the foundation. Data processing and communications expense increased $5.9 million, or 3%, and net occupancy and equipment expense grew $3.8 million, or 3%, primarily due to ongoing projects. Mortgage banking costs increased $4.1 million, or 13%, primarily due to an increase in prepayments. Other expense increased $3.8 million, or 10%, due to higher operational losses.

Fourth Quarter 2024 Operating Expense

Table 13 – Fourth Quarter 2024 Other Operating Expense
(Dollars in thousands)

	Three Months Ended
	Dec. 31, 2024	Sep. 30, 2024	Increase (Decrease)	% Increase (Decrease)
Regular compensation	$117,163	$114,790	$2,373	2%
Incentive compensation:
Cash-based compensation	56,748	50,682	6,066	12%
Share-based compensation	5,865	8,526	(2,661)	(31)%
Deferred compensation	2,441	3,980	(1,539)	N/A
Total incentive compensation	65,054	63,188	1,866	3%
Employee benefits	28,458	28,843	(385)	(1)%
Total personnel expense	210,675	206,821	3,854	2%
Business promotion	9,365	7,681	1,684	22%
Professional fees and services	15,175	13,405	1,770	13%
Net occupancy and equipment	32,713	32,077	636	2%
FDIC and other insurance	6,862	8,186	(1,324)	(16)%
FDIC special assessment	(686)	(1,437)	751	52%
Data processing and communications	48,024	47,554	470	1%
Printing, postage and supplies	3,699	3,594	105	3%
Amortization of intangible assets	2,855	2,856	(1)	—%
Mortgage banking costs	10,692	9,059	1,633	18%
Other expense	8,282	11,229	(2,947)	(26)%
Total other operating expense	$347,656	$341,025	$6,631	2%

Other operating expense for the fourth quarter of 2024 totaled $347.7 million, an increase of $6.6 million, or 2%, over the third quarter of 2024.

Personnel expense was $210.7 million, an increase of $3.9 million, or 2%. Higher sales activity led to a $6.1 million, or 12%, increase in cash based incentive compensation. Regular compensation increased $2.4 million, or 2%, primarily due to compensation related to business expansion and continued investment in our businesses. Deferred compensation expense decreased $1.5 million to $2.4 million; however, this was largely offset by a decrease in the value of related investments included in Other gains, net. Share-based compensation was $2.7 million, or 31%, lower than the prior quarter due to a full quarter impact of changes in assumptions made in the prior quarter.

Non-personnel expense was $137.0 million, an increase of $2.8 million, or 2%. Professional fees and services expenses increased $1.8 million due to ongoing technology project related expenses. Business promotion expense grew $1.7 million, primarily due to increased travel costs. Mortgage banking costs increased $1.6 million while other expense decreased by $2.9 million due to lower operational losses.
Income Taxes

Income tax expense was $143.1 million, or 21.5% of net income before taxes for 2024, and $152.1 million, or 22.3% of net income before taxes for 2023.

Net deferred tax assets totaled $231.9 million at December 31, 2024, compared to net deferred tax assets of $269.6 million at December 31, 2023. We have evaluated the recoverability of our deferred tax assets based on the weight of available evidence, considering both positive and negative factors, and determined that no valuation allowance was required in 2024 or 2023.

Income tax expense was $39.3 million, or 22.4% of net income before taxes for the fourth quarter of 2024, compared to $33.3 million, or 19.2% of net income before taxes for the third quarter of 2024. The third quarter of 2024 included the release of reserves for uncertain tax positions as the statute of limitations had expired.
Reportable Segments

We operate three principal segments: Commercial Banking, Consumer Banking, and Wealth Management. Commercial Banking includes lending, treasury and cash management services, and customer risk management products for small businesses, middle market, and larger commercial customers. Commercial Banking also includes the TransFund EFT network. Consumer Banking includes retail lending and deposit services, lending and deposit services to small business customers served through our consumer branch network, and all mortgage loan origination and servicing activities. Wealth Management provides fiduciary services, private bank services, insurance, and investment advisory services in all markets. Wealth Management also underwrites state and municipal securities and engages in brokerage and trading activities.

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

We allocate resources and evaluate the performance of our reportable segments using net income before taxes, which includes the allocation of cost of funds, capital costs, and certain indirect allocations. Credit costs are attributed to the segments based on net loans charged off or recovered. The difference between credit costs attributed to the segment and the consolidated provision for credit losses is attributed to Funds Management.

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

Non-personnel expense includes other segment items comprised of Business promotion, Charitable contributions to BOKF Foundation, Professional fees and services, Net occupancy and equipment, FDIC and other insurance, Data processing and communications, Printing, postage, and supplies, Amortization of intangible assets, Mortgage banking costs, and other miscellaneous expenses. Corporate allocations include centrally managed operational and administrative expenses that are allocated to segments.

Economic capital is assigned to the segments by a capital allocation model that reflects management's assessment of risk. This model assigns capital based upon credit, operating, interest rate, and other market risk inherent in our segments and recognizes the diversification benefits among the segments. The level of assigned economic capital is a combination of the risk taken by each segment based on its actual exposures and calibrated to its own loss history where possible. Average invested capital includes economic capital and amounts we have invested in the segment.

As shown in Table 14 following, net income before taxes attributable to our segments decreased $119.8 million, or 11%, compared to the prior year. Net interest income declined by $55.1 million compared to the prior year, primarily due to deposit re-pricing activity. Net charge-offs decreased $4.6 million compared to the prior year. Other operating revenue decreased $34.0 million as the prior year included the sale of BOKF Insurance that resulted in a $31.0 million pre-tax gain. Other operating expense increased $30.5 million with a $19.5 million increase in personnel expense and an $11.0 million increase in non-personnel expense. The increase in net income before taxes attributed to Funds Management and other is largely due to the $56.9 million pre-tax gain recognized in connection with receipt and disposition of Visa C shares during 2024.

Table 14 – Net Income Before Taxes by Segment
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Commercial Banking	$653,403	$715,586	$516,185
Consumer Banking	112,224	106,977	(50,005)
Wealth Management	156,781	219,647	97,964
Segment total	922,408	1,042,210	564,144
Funds Management and other	(255,764)	(358,962)	96,013
BOK Financial Corporation	$666,644	$683,248	$660,157

2024 Commercial Banking

Commercial Banking contributed $653.4 million to consolidated net income before taxes in 2024, a decrease of $62.2 million, or 9%, compared to the prior year.

Table 15 – Commercial Banking
(Dollars in thousands)

	Year Ended December 31,		2024 vs. 2023	2024 vs. 2023	Year Ended December 31,	2023 vs. 2022	2023 vs. 2022
	2024	2023	Increase (Decrease)	% Increase (Decrease)	2022	Increase (Decrease)	% Increase (Decrease)
Net interest income from external sources	$1,078,190	$1,178,506	$(100,316)	(9)%	$809,982	$368,524	45%
Net interest expense from internal sources	(263,094)	(305,107)	42,013	14%	(159,242)	(145,865)	(92)%
Net interest income	815,096	873,399	(58,303)	(7)%	650,740	222,659	34%
Net loans charged off	8,850	13,967	(5,117)	(37)%	17,726	(3,759)	(21)%
Net interest income after net loans charged off	806,246	859,432	(53,186)	(6)%	633,014	226,418	36%
Other operating revenue	222,584	247,001	(24,417)	(10)%	239,692	7,309	3%
Personnel expense	189,027	191,765	(2,738)	(1)%	173,309	18,456	11%
Non-personnel expense	116,403	124,083	(7,680)	(6)%	115,934	8,149	7%
Total other operating expense	305,430	315,848	(10,418)	(3)%	289,243	26,605	9%
Corporate allocations	69,997	74,999	(5,002)	(7)%	67,278	7,721	11%
Net income before taxes	$653,403	$715,586	$(62,183)	(9)%	$516,185	$199,401	39%

Average assets	$21,751,103	$21,003,551	$747,552	4%	$19,073,248	$1,930,303	10%
Average loans	20,201,849	19,374,797	827,052	4%	17,553,395	1,821,402	10%
Average deposits	16,752,377	15,321,427	1,430,950	9%	18,323,412	(3,001,985)	(16)%
Average invested capital	2,150,565	2,182,622	(32,057)	(1)%	2,057,560	125,062	6%
Net interest income and fee revenue decreased $58.3 million, or 7%, primarily due to a shift in deposit balances from demand to interest-bearing accounts along with decreased spreads from a change in market conditions. Net loans charged off decreased $5.1 million to $8.9 million in 2024.

Other operating revenue decreased $24.4 million, or 10%. Customer hedging revenue decreased $18.3 million due to a reduction in energy customer hedging. A decrease of $10.0 million in other revenue was completely offset by growth in deposit service charges and fees of $8.2 million and increased transaction card revenue of $2.6 million. Other gains, net, included $5.2 million related to gains on merchant banking investments, compared to a gain of $12.3 million in the prior year.

Other operating expense decreased $10.4 million, or 3%, compared to 2023. Personnel expense decreased $2.7 million, or 1%, largely driven by lower incentive compensation costs, partially offset by a combination of annual merit increases and salary adjustments. Non-personnel expense decreased $7.7 million, or 6%, driven primarily by reduced operational losses. Corporate allocations decreased $5.0 million, or 7%, compared to the prior year.

The average outstanding balance of loans attributed to Commercial Banking increased $827 million, or 4%, over 2023 to $20.2 billion. See the Loans section of Management's Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans, which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking were $16.8 billion for 2024, a $1.4 billion, or 9%, increase over the prior year. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital for further discussion of this change.

Fourth Quarter 2024 Commercial Banking

Table 16 - Commercial Banking - Fourth Quarter 2024
(Dollars in thousands)

	Three Months Ended
	Dec. 31, 2024	Sep. 30, 2024	Increase (Decrease)	% Increase (Decrease)
Net interest income from external sources	$243,915	$273,934	$(30,019)	(11)%
Net interest expense from internal sources	(44,180)	(66,324)	22,144	33%
Net interest income	199,735	207,610	(7,875)	(4)%
Net loans recovered	(115)	(1,329)	(1,214)	(91)%
Net interest income after net loans recovered	199,850	208,939	(9,089)	(4)%
Other operating revenue	58,225	59,482	(1,257)	(2)%
Personnel expense	49,592	48,152	1,440	3%
Non-personnel expense	31,242	30,235	1,007	3%
Total other operating expense	80,834	78,387	2,447	3%
Corporate allocations	16,848	17,371	(523)	(3)%
Net income before taxes	$160,393	$172,663	$(12,270)	(7)%

Average assets	$21,510,871	$21,881,574	$(370,703)	(2)%
Average loans	19,996,608	20,340,512	(343,904)	(2)%
Average deposits	17,941,793	17,131,237	810,556	5%
Average invested capital	2,146,616	2,144,219	2,397	—%

Commercial Banking contributed $160.4 million to consolidated net income before taxes in the fourth quarter of 2024, a decrease of $12.3 million, or 7%, compared to the third quarter of 2024. Net interest income decreased $7.9 million, or 4%, primarily due to lower average loan balances, along with reduced loan fees and loan spreads. Other operating revenue was relatively consistent with the prior quarter. Net loans recovered decreased $1.2 million to $115 thousand in the fourth quarter of 2024. Personnel expense increased $1.4 million, or 3%, due to increased incentive compensation costs during the quarter, and non-personnel expense increased $1.0 million, or 3%, related to ongoing project costs.

2024 Consumer Banking

Consumer Banking services are provided through four primary distribution channels: traditional branches, the 24-hour ExpressBank call center, internet banking, and mobile banking. Consumer Banking also conducts mortgage banking activities through offices located outside our Consumer Banking markets.

Net income before taxes attributed to Consumer Banking totaled $112.2 million for 2024, a $5.2 million, or 5%, increase over the prior year.

Table 17 – Consumer Banking
(Dollars in thousands)

	Year Ended December 31,		2024 vs. 2023	2024 vs. 2023	Year Ended December 31,	2023 vs. 2022	2023 vs. 2022
	2024	2023	Increase (Decrease)	% Increase (Decrease)	2022	Increase (Decrease)	% Increase (Decrease)
Net interest income from external sources	$25,946	$59,962	$(34,016)	(57)%	$69,646	$(9,684)	(14)%
Net interest income from internal sources	234,101	207,058	27,043	13%	30,911	176,147	570%
Net interest income	260,047	267,020	(6,973)	(3)%	100,557	166,463	166%
Net loans charged off	5,827	5,157	670	13%	5,260	(103)	(2)%
Net interest income after net loans charged off	254,220	261,863	(7,643)	(3)%	95,297	166,566	175%
Other operating revenue	140,005	105,793	34,212	32%	108,873	(3,080)	(3)%
Personnel expense	98,667	89,472	9,195	10%	87,183	2,289	3%
Non-personnel expense	127,597	122,642	4,955	4%	122,027	615	1%
Total other operating expense	226,264	212,114	14,150	7%	209,210	2,904	1%
Corporate allocations	55,737	48,565	7,172	15%	44,965	3,600	8%
Net income before taxes	$112,224	$106,977	$5,247	5%	$(50,005)	$156,982	314%

Average assets	$8,112,293	$8,040,602	$71,691	1%	$8,789,697	$(749,095)	(9)%
Average loans	2,023,837	1,800,320	223,517	12%	1,688,697	111,623	7%
Average deposits	8,077,700	8,014,159	63,541	1%	8,763,046	(748,887)	(9)%
Average invested capital	313,460	285,997	27,463	10%	250,546	35,451	14%

Net interest income from Consumer Banking activities decreased by $7.0 million, or 3%, compared to 2023, largely due to increased customer demand for time deposits and a decrease in deposit spreads from a change in market conditions.

Other operating revenue increased $34.2 million, or 32%, compared to prior year. Mortgage banking revenue increased $19.0 million, primarily due to higher mortgage production volume combined with increased servicing revenue driven by recent purchases of mortgage servicing rights. Mortgage production volume increased $158 million, or 24%, and production revenue as a percentage of production volume, which includes unrealized gains and losses on our mortgage commitment pipeline and related hedges, increased 189 basis points to 1.07%. The net cost of the change in fair value of mortgage servicing rights and related economic hedges, as more fully presented in Table 10, was $5.7 million for 2024, compared to a net cost of $18.2 million in 2023.

Other operating expense increased $14.2 million, or 7%, led by higher incentive compensation and regular compensation. Corporate allocations increased $7.2 million, or 15%, compared to the prior year.

Average loans attributed to Consumer Banking increased $224 million, or 12%, to $2.0 billion. Average consumer deposits increased $64 million, or 1%, to $8.1 billion. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital for further discussion of the changes.

Fourth Quarter 2024 Consumer Banking

Table 18 - Consumer Banking - Fourth Quarter 2024
(Dollars in thousands)

	Three Months Ended
	Dec. 31, 2024	Sep. 30, 2024	Increase (Decrease)	% Increase (Decrease)
Net interest income from external sources	$6,655	$5,955	$700	12%
Net interest income from internal sources	58,830	59,308	(478)	(1)%
Net interest income	65,485	65,263	222	—%
Net loans charged off	993	1,779	(786)	(44)%
Net interest income after net loans charged off	64,492	63,484	1,008	2%
Other operating revenue	33,872	32,367	1,505	5%
Personnel expense	24,799	24,616	183	1%
Non-personnel expense	35,111	33,163	1,948	6%
Total other operating expense	59,910	57,779	2,131	4%
Corporate allocations	14,874	13,298	1,576	12%
Net income before taxes	$23,580	$24,774	$(1,194)	(5)%

Average assets	$8,238,609	$8,172,256	$66,353	1%
Average loans	2,147,058	2,057,870	89,188	4%
Average deposits	8,197,577	8,136,312	61,265	1%
Average invested capital	319,843	320,077	(234)	—%

Consumer Banking contributed $23.6 million to net income before taxes in the fourth quarter of 2024, a decrease of $1.2 million, or 5%, compared to the third quarter of 2024. Net interest income was consistent with the prior quarter. Other operating revenue increased $1.5 million as the net cost of changes in the fair value of mortgage servicing rights and related economic hedges was $2.2 million compared to $4.5 million for the third quarter of 2024. Other operating expense increased $2.1 million, or 4%, primarily due to higher mortgage costs.

2024 Wealth Management

Wealth Management contributed $156.8 million to consolidated net income before taxes in 2024, a decrease of $62.9 million, or 29%, compared to the prior year. The prior year included a pre-tax gain of $31.0 million, before related professional fees, on the sale of our BOKFI insurance brokerage and consulting business.

Table 19 – Wealth Management
(Dollars in thousands)

	Year Ended December 31,		2024 vs. 2023	2024 vs. 2023	Year Ended December 31,	2023 vs. 2022	2023 vs. 2022
	2024	2023	Increase (Decrease)	% Increase (Decrease)	2022	Increase (Decrease)	% Increase (Decrease)
Net interest income from external sources	$11,266	$30,020	$(18,754)	(62)%	$137,721	$(107,701)	(78)%
Net interest income (expense) from internal sources	117,962	88,998	28,964	33%	(16,851)	105,849	628%
Net interest income	129,228	119,018	10,210	9%	120,870	(1,852)	(2)%
Net loans recovered	(184)	(50)	134	268%	(175)	(125)	(71)%
Net interest income after net loans recovered	129,412	119,068	10,344	9%	121,045	(1,977)	(2)%
Other operating revenue	462,679	506,447	(43,768)	(9)%	339,505	166,942	49%
Personnel expense	263,686	250,671	13,015	5%	222,892	27,779	12%
Non-personnel expense	114,551	100,796	13,755	14%	88,558	12,238	14%
Total other operating expense	378,237	351,467	26,770	8%	311,450	40,017	13%
Corporate allocations	57,073	54,401	2,672	5%	51,136	3,265	6%
Net income before taxes	$156,781	$219,647	$(62,866)	(29)%	$97,964	$121,683	124%

Average assets	$10,772,189	$9,883,180	$889,009	9%	$9,879,354	$3,826	—%
Average loans	2,177,465	2,201,614	(24,149)	(1)%	2,166,231	35,383	2%
Average deposits	9,654,008	7,739,490	1,914,518	25%	8,491,377	(751,887)	(9)%
Average invested capital	323,364	333,157	(9,793)	(3)%	279,939	53,218	19%

Combined net interest income and fees and commission revenue attributed to the Wealth Management segment totaled $591.9 million for 2024, a decrease of $2.6 million. Total revenue from institutional trading activities was consistent with the prior year.

Other operating expense increased $26.8 million, or 8%, over the prior year. Personnel expense increased $13.0 million, or 5%, largely due to growth in incentive compensation expense. Non-personnel expense increased $13.8 million, or 14%, primarily due to an increased level of operational losses. FDIC insurance expense increased $2.4 million driven by increased deposits in 2024. Data processing and communications expense increased $1.9 million, or 6%, and net occupancy and equipment expense grew $2.0 million, or 8%, primarily due to ongoing projects. Corporate allocations increased $2.7 million, or 5%, over the prior year.

Average Wealth Management loans declined by $24 million, or 1%, to $2.2 billion. Average deposits attributed to Wealth Management increased $1.9 billion, or 25%, to $9.7 billion in 2024.

Fourth Quarter 2024 Wealth Management

Table 20 - Wealth Management - Fourth Quarter 2024
(Dollars in thousands)

	Three Months Ended
	Dec. 31, 2024	Sep. 30, 2024	Increase (Decrease)	% Increase (Decrease)
Net interest income from external sources	$6,696	$5,692	$1,004	18%
Net interest income from internal sources	31,448	27,493	3,955	14%
Net interest income	38,144	33,185	4,959	15%
Net loans recovered	(10)	(159)	(149)	(94)%
Net interest income after net loans recovered	38,154	33,344	4,810	14%
Other operating revenue	118,310	112,457	5,853	5%
Personnel expense	69,944	66,524	3,420	5%
Non-personnel expense	25,252	27,015	(1,763)	(7)%
Total other operating expense	95,196	93,539	1,657	2%
Corporate allocations	12,353	13,458	(1,105)	(8)%
Income before taxes	$48,915	$38,804	$10,111	26%

Average assets	$10,775,744	$10,566,503	$209,241	2%
Average loans	2,160,588	2,151,196	9,392	—%
Average deposits	9,983,232	9,837,888	145,344	1%
Average invested capital	327,351	327,197	154	—%

Wealth Management contributed $48.9 million to net income before taxes in the fourth quarter of 2024, an increase of $10.1 million over the third quarter of 2024. Combined net interest and fee revenue totaled $156.5 million, an increase of $10.8 million. Total revenue from institutional trading activities increased $10.8 million, primarily driven by growth in U.S. agency residential mortgage-backed securities trading volumes and increased industry turnover as client demand returned to more normal levels following rate cuts in the prior quarter. Fiduciary and asset management revenue increased $3.2 million led by growth in trust fees, while investment banking revenue decreased $5.6 million following an elevated third quarter and other revenue decreased $1.7 million. Other operating expense increased $1.7 million, largely due to growth in sales-based incentive compensation expense driven by increased trading activity, partially offset by lower operational losses.

Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity, and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the Consolidated Financial Statements for the composition of the securities portfolio as of December 31, 2024, and December 31, 2023.

We hold an inventory of trading securities in support of sales to a variety of customers including banks, corporations, insurance companies, money managers, and others. Trading securities totaled $4.9 billion at December 31, 2024, a decrease of $294 million compared to December 31, 2023. As discussed in the Market Risk section of this report, trading activities involve risk of loss from adverse price movements. We mitigate this risk within board-approved value-at-risk limits through the use of derivative contracts, short-sales, and other techniques.

At December 31, 2024, the carrying value of investment (held-to-maturity) securities was $2.0 billion, including a $223 thousand allowance for expected credit losses, compared to $2.2 billion at December 31, 2023, with a $336 thousand allowance for expected credit losses. The fair value of investment securities was $1.8 billion at December 31, 2024, and $2.1 billion at December 31, 2023. Investment securities consist primarily of residential mortgage-backed securities issued by U.S. government agencies, intermediate and long-term, fixed rate Oklahoma and Texas municipal bonds, and taxable Texas school construction bonds. The investment security portfolio is diversified among issuers.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as Accumulated Other Comprehensive Income (Loss) in shareholders’ equity. At December 31, 2024, the fair value of available for sale securities was $12.9 billion, an increase of $565 million compared to December 31, 2023. The amortized cost of available for sale securities totaled $13.4 billion at December 31, 2024, an increase of $486 million compared to December 31, 2023. Available for sale securities consist primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Both residential and commercial mortgage-backed securities have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies for which the principal and interest payments on the underlying loans are fully guaranteed. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans. At December 31, 2024, residential mortgage-backed securities represented 73% of total fair value of available for sale securities.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the effective duration of the combined residential mortgage-backed securities portfolio held in investment and available for sale securities portfolios at December 31, 2024 is 3.6 years. Management estimates the combined portfolios' duration extends to 4.2 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 2.6 years assuming a 200 basis point decline in the current rate environment.

The aggregate gross amount of unrealized losses on available for sale securities totaled $567 million at December 31, 2024, a $102 million decrease compared to December 31, 2023. On a quarterly basis, we perform an evaluation on debt securities to determine if the unrealized losses are temporary as more fully described in Note 2 to the Consolidated Financial Statements. No credit impairment of available for sale securities was identified in 2024.

Certain residential mortgage-backed securities issued by U.S. government agencies and included in Fair value option securities on the Consolidated Balance Sheets have been segregated and designated as economic hedges of changes in the fair value of our mortgage servicing rights. We have elected to carry these securities at fair value with changes in fair value recognized in current period income. These securities are held with the intent that gains or losses will offset changes in the fair value of mortgage servicing rights and related derivative contracts. Fair value option securities totaled $18 million, a decrease of $2.8 million compared to 2023. See Market Risk section for further details.

On January 23, 2024, Visa, Inc. stockholders approved an exchange offer which provided holders of Class B-1 shares an option to convert up to 50% of its Class B-1 shares to Visa Class C common stock (“Visa C shares”) and subsequently to freely transferable Visa Class A common stock (“Visa A shares”) subject to certain restrictions and holding period requirements (the "Exchange Offer"). The Company tendered all of its 252,233 Visa Class B-1 shares under the Exchange Offer and received 126,116 shares of Visa Class B-2 common stock (“Visa B-2 shares”) and 50,053 Visa C shares. Each Visa C share automatically converts into four Visa A shares upon any transfer to a person other than a Visa member or an affiliate of a Visa member.

The Visa B-2 shares are subject to certain transfer restrictions and are convertible into Visa A shares at a specified conversion rate upon final resolution of certain litigation matters involving Visa. The conversion rate of Visa B-2 shares to Visa A shares was 1.543 at December 31, 2024, and may be adjusted by Visa depending on developments related to the litigation matters. The outcome of those litigation matters, and the effect that the resolution of those matters may have on the conversion rate, is unknown. Accordingly, as of December 31, 2024, there is significant uncertainty regarding when the transfer restrictions on Visa B-2 shares may be terminated and what the final conversion rate for the Visa B-2 shares will be. The Visa B-2 shares continue to be carried at a cost of zero as there are no observable price changes in orderly transactions for identical or similar investments of the same issuer for the Visa B-2 shares held by the Company.

Under the terms of the Exchange Offer, we were able to sell 1/3 of the Visa C shares in the market upon receipt. We sold 7,780 Visa C shares (the equivalent of 31,120 Visa A shares) in May 2024, receiving proceeds of $8.7 million from third parties. Our realized gain matched the proceeds since our cost basis in the shares was zero.

In addition, we donated 8,905 Visa C shares (the equivalent of 35,620 Visa A shares) to the BOKF Foundation which resulted in a $10 million gain on the contribution. The gain was based on the closing price of the Visa A shares on the date of donation.

In September 2024, we sold all our remaining Visa C shares receiving proceeds of $38.0 million from third parties. Our realized gain matched the proceeds since our cost basis in the shares was zero. In total, our realized gain from the sale of the Visa C shares received in the Exchange Offer, including cash received in lieu of fractional shares, was $56.9 million and is reported in Other gains, net in the Consolidated Statements of Earnings. The Visa C shares are included in the average balance of Cash and other assets for the year ended December 31, 2024, for the time that we held such shares.
Bank-Owned Life Insurance

We have approximately $417 million of bank-owned life insurance at December 31, 2024. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $321 million is held in separate accounts and $96 million represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap which protects against changes in the fair value of the investments. As of December 31, 2024, the fair value of investments held in separate accounts covered by the stable value wrap was approximately $290 million. Since the underlying fair value of the investments held in separate accounts at December 31, 2024 was below the net book value of the investments, $29 million of cash surrender value was supported by the stable value wrap. The remaining $2.1 million of fair value held in separate accounts is not supported by the stable value wrap. The stable value wrap is provided by an investment grade financial institution.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $24.1 billion at December 31, 2024, an increase of $210 million compared to December 31, 2023, driven by growth in loans to individuals and commercial loans, partially offset by a decrease in commercial real estate loans.

Table 21 – Loans
(In thousands)

	December 31,
	2024	2023
Commercial:
Healthcare	$3,967,533	$4,143,233
Services	3,643,203	3,576,223
Energy	3,254,724	3,437,101
General business	4,164,676	3,647,212
Total commercial	15,030,136	14,803,769

Commercial real estate:
Multifamily	2,237,064	1,872,760
Industrial	1,127,867	1,475,165
Office	755,838	909,442
Retail	485,926	592,632
Residential construction and land development	109,120	95,052
Other commercial real estate	342,637	392,596
Total commercial real estate	5,058,452	5,337,647

Loans to individuals:
Residential mortgage	2,436,958	2,160,640
Residential mortgage guaranteed by U.S. government agencies	136,649	149,807
Personal	1,452,529	1,453,105
Total loans to individuals	4,026,136	3,763,552

Total	$24,114,724	$23,904,968

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

Commercial loans totaled $15.0 billion, or 62% of the loan portfolio, at December 31, 2024, increasing $226 million, or 2%, over December 31, 2023. Growth in general business and services loan balances, was partially offset by a decrease in energy and healthcare loan balances.

Approximately 72% of commercial loans are located within our geographic footprint, based on collateral location. Loans for which the collateral location is less relevant, such as unsecured loans and reserve-based energy loans, are categorized by the borrower's primary operating location. The largest concentration of loans in this segment outside of our footprint is California, totaling 5% of the segment.

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

Outstanding energy loans totaled $3.3 billion, or 13% of total loans, at December 31, 2024. Approximately $2.6 billion, or 80% of energy loans, were to oil and gas producers, a $66 million decrease compared to December 31, 2023. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. Approximately 70% of the committed production loans are secured by properties primarily producing oil and 30% of the committed production loans are secured by properties primarily producing natural gas.

Loans to midstream oil and gas companies totaled $397 million, or 12% of energy loans, a decrease of $154 million compared to the prior year. Loans to borrowers that provide services to the energy industry totaled $225 million, or 7% of energy loans, a $43 million increase during 2024. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales, totaled $40 million, or 1% of energy loans, a $6.4 million decrease compared to the prior year.

Unfunded energy loan commitments were $4.4 billion at December 31, 2024, a $135 million decrease compared to December 31, 2023.

The healthcare sector of the loan portfolio totaled $4.0 billion, or 16% of total loans. Healthcare loans decreased $176 million compared to December 31, 2023, primarily due to a decrease in loans to senior housing. Healthcare sector loans consist primarily of loans for the development and operation of senior housing and care facilities including independent living, assisted living and skilled nursing. Generally, we loan to borrowers with a portfolio of multiple facilities that serves to help diversify risks specific to a single facility.

The services sector of the loan portfolio increased $67 million to $3.6 billion, or 15% of total loans. Service sector loans consist of a large number of loans to a variety of businesses including Native American tribal and state and local municipal government entities, Native American tribal casino operations, foundations and not-for-profit organizations, educational services, and specialty trade contractors. Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

General business loans grew by $517 million to $4.2 billion, or 17% of total loans. General business loans primarily consist of $2.6 billion of wholesale/retail loans and $1.6 billion of loans from other commercial industries.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $100 million and with three or more non-affiliated banks as participants. At December 31, 2024, the outstanding principal balance of these loans totaled $5.8 billion, including $2.3 billion in the energy sector. Based on dollars committed, approximately 81% of shared national credits are to borrowers with local market relationships and we serve as the agent lender in approximately 20% of our shared national credits. We hold shared national credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

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

The outstanding balance of commercial real estate loans totaled $5.1 billion, or 21% of the loan portfolio, a decrease of $279 million compared to December 31, 2023. Loans secured by industrial facilities were $1.1 billion, or 5% of total loans, a $347 million decrease compared to the prior year. Loans secured by office facilities decreased $154 million to $756 million, or 3% of total loans. Loans secured by retail facilities decreased $107 million to $486 million, or 2% of total loans. Loans secured by multifamily real estate totaled $2.2 billion, or 9% of total loans, a $364 million increase over the prior year.

Approximately 68% of commercial real estate loans are in our geographic footprint based on collateral location. The largest concentration of loans in this segment outside our footprint is Utah, totaling 9% of the segment. All other states represent less than 5% individually.

Unfunded commercial real estate loan commitments were $1.9 billion at December 31, 2024, a $103 million increase over the prior year. We take a disciplined approach to managing our concentration of total commercial real estate loan commitments as a percentage of Tier 1 Capital. We have ample opportunity for continued modest growth in our outstanding commercial real estate balances as loans fund up.
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

Loans to individuals totaled $4.0 billion, or 17% of the loan portfolio, growing $263 million over December 31, 2023. Approximately 90% of loans to individuals are secured by collateral located within our geographical footprint. Loans for which the collateral location is less relevant, such as unsecured loans, are categorized by the borrower’s primary operating location.

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Company are centrally managed by the Oklahoma market.

Table 22 – Loans Managed by Primary Geographical Market
(In thousands)

	December 31,
	2024	2023
Texas:
Commercial	$7,411,416	$7,384,107
Commercial real estate	1,731,281	1,987,037
Loans to individuals	918,994	914,134
Total Texas	10,061,691	10,285,278

Oklahoma:
Commercial	3,585,592	3,275,907
Commercial real estate	513,101	606,515
Loans to individuals	2,440,874	2,147,782
Total Oklahoma	6,539,567	6,030,204

Colorado:
Commercial	2,188,324	2,273,179
Commercial real estate	759,168	769,329
Loans to individuals	213,768	228,257
Total Colorado	3,161,260	3,270,765

Arizona:
Commercial	1,082,829	1,143,682
Commercial real estate	1,098,174	1,003,331
Loans to individuals	215,531	248,873
Total Arizona	2,396,534	2,395,886

Kansas/Missouri:
Commercial	305,957	331,179
Commercial real estate	515,511	511,947
Loans to individuals	164,638	144,958
Total Kansas/Missouri	986,106	988,084

New Mexico:
Commercial	325,246	291,736
Commercial real estate	402,217	389,106
Loans to individuals	60,703	67,485
Total New Mexico	788,166	748,327

Arkansas:
Commercial	130,772	103,979
Commercial real estate	39,000	70,382
Loans to individuals	11,628	12,063
Total Arkansas	181,400	186,424

Total BOK Financial loans	$24,114,724	$23,904,968

Table 23 – Loan Maturity and Interest Rate Sensitivity at December 31, 2024
(In thousands)

		Remaining Maturities of Selected Loans
	Total	Within 1 Year	1-5 Years	5 - 15 Years	After 15 Years
Loan maturity:
Commercial	$15,030,136	$2,740,206	$10,636,441	$1,577,018	$76,471
Commercial real estate	5,058,452	2,364,259	2,515,633	174,759	3,801
Loans to individuals	4,026,136	621,842	1,105,633	417,643	1,881,018
Total	$24,114,724	$5,726,307	$14,257,707	$2,169,420	$1,961,290

Interest rate sensitivity for selected loans with:
Predetermined interest rates	$6,765,847	$562,535	$2,740,009	$1,866,130	$1,597,173
Floating or adjustable interest rates	17,348,877	5,163,772	11,517,698	303,290	364,117
Total	$24,114,724	$5,726,307	$14,257,707	$2,169,420	$1,961,290
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

Table 24 – Off-Balance Sheet Credit Commitments
(In thousands)

	December 31,
	2024	2023
Loan commitments	$14,735,416	$14,793,025
Standby letters of credit	703,194	710,543
Unpaid principal balance of residential mortgage loans sold with recourse	33,864	39,333
Unpaid principal balance of residential mortgage loans transferred into mortgage-backed securities guaranteed by U.S. Dept. of Veteran's Affairs	913,977	959,256

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

Derivative contracts are carried at fair value. At December 31, 2024, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $242 million compared to $593 million at December 31, 2023. Derivative contracts carried as assets include energy contracts with fair values of $123 million, interest rate swaps primarily sold to loan customers with fair values of $77 million and foreign exchange contracts with fair values of $42 million. Before consideration of cash margin paid to counterparties, the aggregate net fair values of derivative contracts held under these programs reported as liabilities totaled $205 million.

At December 31, 2024, total derivative assets were reduced by $76 million of cash collateral received from counterparties, and total derivative liabilities were reduced by $1.4 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement. Derivative contracts executed with customers may be secured by non-cash collateral in conjunction with a credit agreement with that customer such as proven producing oil and gas properties. Access to this collateral in the event of default is reasonably assured.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 6 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at December 31, 2024 follows in Table 25.

Table 25 – Fair Value of Derivative Contracts
(In thousands)

Exchanges and clearing organizations	$79,496
Customers	55,443
Banks and other financial institutions	31,278
Fair value of customer hedge asset derivative contracts, net	$166,217

At December 31, 2024, the largest exposure to a single counterparty was to an exchange for $61 million of net energy derivative positions and $107 million for cash margin placed with the exchange.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices down to an equivalent of $54.19 per barrel of oil would decrease the fair value of derivative assets by $44 million with lending customers comprising the bulk of the assets. An increase in prices up to the equivalent of $89.25 per barrel of oil would increase the fair value of derivative assets by $679 million. Liquidity requirements of this program are also affected by our credit rating. A decrease in our credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $10 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of December 31, 2024, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.

Summary of Credit Loss Experience

Table 26 – Summary of Credit Loss Experience
(Dollars in thousands)

	Year Ended
	Dec. 31, 2024	Dec. 31, 2023
Allowance for loan losses:
Beginning balance	$277,123	$235,704
Loans charged off	(18,835)	(27,316)
Recoveries of loans previously charged off	5,956	9,217
Net loans charged off	(12,879)	(18,099)
Provision for credit losses	15,791	59,518
Ending balance	$280,035	$277,123

Accrual for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$48,977	60,919
Provision for credit losses	2,663	(11,942)
Ending balance	$51,640	$48,977

Accrual for off-balance sheet credit risk associated with mortgage banking activities:
Beginning balance	$3,492	$4,904
Net loans charged off	(3)	(58)
Provision for credit losses	(341)	(1,354)
Ending balance	$3,148	$3,492

Allowance for credit losses related to held-to-maturity (investment) securities:
Beginning balance	$336	$558
Provision for credit losses	(113)	(222)
Ending balance	$223	$336

Total provision for credit losses	$18,000	$46,000

Average loans by portfolio segment:
Commercial	$15,061,959	$14,320,970
Commercial real estate	5,069,162	5,163,569
Loans to individuals	4,034,660	3,640,810
Net charge-offs (annualized) to average loans	0.05%	0.08%
Net charge-offs (annualized) to average loans by portfolio segment:
Commercial	0.06%	0.07%
Commercial real estate	0.02%	0.10%
Loans to individuals	0.07%	0.09%
Recoveries to gross charge-offs	31.62%	33.74%
Provision for loan losses (annualized) to average loans	0.07%	0.26%
Allowance for loan losses to loans outstanding at period end	1.16%	1.16%
Accrual for unfunded loan commitments to loan commitments	0.35%	0.33%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period end	1.38%	1.36%

Allowance for Loan Losses and Accrual for Off-Balance Sheet Credit Risk from Unfunded Loan Commitments
Expected credit losses on assets carried at amortized cost are recognized over their expected lives based on models that measure the probability of default and loss given default over a 12-month reasonable and supportable forecast period. Models incorporate base case, downside and upside macroeconomic variables such as real GDP growth, civilian unemployment rate and WTI oil prices on a probability weighted basis. See Note 4 to the Consolidated Financial Statements for additional discussion of methodology of allowance for loan losses.

An $18.0 million provision for credit losses was recorded for the year ended December 31, 2024. Improvement in the forecasted economic outlook during the year was offset by the impact of loan growth and some risk grade migration.

Non-pass grade loans, which include loans especially mentioned, accruing substandard and nonaccruing loans, increased $141 million to $594 million at December 31, 2024. Non-pass grade loans were composed primarily of $267 million, or 7%, of commercial healthcare loans, $126 million, or 3%, of commercial real estate loans, $106 million, or 3%, of commercial general business loans, $56 million, or 2%, of commercial services loans, and $29 million, or 1%, of loans to individuals. A summary of outstanding loan balances by risk grade is included in Note 4 to the Consolidated Financial Statements.

No provision for credit losses was necessary for the fourth quarter of 2024.

At December 31, 2024, the allowance for loan losses totaled $280 million, or 1.16% of outstanding loans. Excluding residential mortgage loans guaranteed by U.S. government agencies, the allowance for loan losses was 701% of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $332 million, or 1.38% of outstanding loans and 831% of nonaccruing loans at December 31, 2024.

A $46.0 million provision for credit losses was recorded for the year ended December 31, 2023 primarily due to loan growth and changes in our economic forecast during the year, including a more challenging commercial real estate environment.

At December 31, 2023, the allowance for loan losses was $277 million, or 1.16% of outstanding loans. Excluding residential mortgage loans guaranteed by U.S. government agencies, the allowance for loan losses was 204% of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $326 million, or 1.36% of outstanding loans and 240% of nonaccruing loans at December 31, 2023.

A summary of macroeconomic variables considered in developing our estimate of expected credit losses at December 31, 2024 follows:

	Base	Downside	Upside
Scenario probability weighting	50%	30%	20%
Economic outlook
Geopolitical conflicts remain isolated.
There are two rate cuts over the next four quarters, bringing the federal funds target range to 3.75% to 4.00% by the end of the fourth quarter of 2025. Core inflation continues to improve from the previous peaks and reaches 2.4% by the fourth quarter of 2025.
Job openings continue to normalize, and overall hiring levels decline causing the national unemployment rate to modestly increase over the next four quarters. Inflation pressures ease and help stabilize household income. A restrictive credit environment slows economic activity and results in below-trend GDP growth.

Geopolitical conflicts remain isolated.

The Federal Reserve is forced to adopt an accommodative monetary policy and cut the federal funds rate significantly to encourage economic activity and job creation to help limit the depth of a recession. In total, there are seven rate cuts over the next four quarters, bringing the target range to 2.50% to 2.75% by the end of the fourth quarter of 2025.

Tight monetary conditions result in declines in consumer spending while a restrictive credit environment decreases private sector investment. This pushes the United States into a recession with a contraction in economic activity and a sharp increase in the unemployment rate.

Geopolitical conflicts remain isolated.

There are three rate cuts over the next four quarters, bringing the federal funds target range to 3.50% to 3.75% by the fourth quarter of 2025. Core inflation continues to improve from the previous peaks and reaches 2.2% by the fourth quarter of 2025.

Labor force participants continue to re-enter the job market to help fill the elevated level of job openings. This increase in employment helps real household income continue to grow above its pre-pandemic trend. This supports consumer spending and maintains GDP growth consistent with pre-pandemic levels.

Macro-economic factors
–GDP is forecasted to grow by 1.9% over the next 12 months.
–Civilian unemployment rate of 4.2% in the first quarter of 2025 increasing to 4.3% by the fourth quarter of 2025.
–WTI oil prices are projected to generally follow the NYMEX forward curve that existed at the end of December 2024 and are expected to average $67.17 per barrel over the next 12 months.

–GDP is forecasted to contract 1.8% over the next 12 months.
–Civilian unemployment rate of 4.8% in the first quarter of 2025 worsens to 6.6% by the fourth quarter of 2025.
–WTI oil prices are projected to average $46.98 per barrel over the next twelve months, with a peak of $50.24 in the first quarter of 2025 and falling 13% over the following three quarters.

–GDP is forecasted to grow by 2.2% over the next 12 months.
–Civilian unemployment rate of 4.2% in the first quarter of 2025 decreases slightly to 4.0% by the fourth quarter of 2025.
–WTI oil prices are projected to average $66.84 per barrel over the next 12 months.

Net Loans Charged Off

In 2024, net loans charged off totaled $13 million, or 0.05% of average loans, down from $18 million, or 0.08% of average loans in 2023.

In 2024, net charge-offs of commercial loans were $8.7 million, primarily related to a single healthcare borrower and a single general business borrower in the manufacturing sector. Net commercial real estate loan charge-offs were $1.2 million primarily related to a single office loan. Net loan charge-offs of loans to individuals were $3.0 million. Net charge-offs of loans to individuals include deposit account overdraft losses.

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

Table 27 - Nonperforming Assets
(Dollars in thousands)

	December 31,
	2024	2023
Nonaccruing loans:
Commercial
Healthcare	$13,717	$81,529
Services	767	3,616
Energy	49	17,843
General business	114	7,143
Total commercial	14,647	110,131

Commercial real estate	9,905	7,320

Loans to individuals
Residential mortgage	15,261	18,056
Residential mortgage guaranteed by U.S. government agencies	6,803	9,709
Personal	109	253
Total loans to individuals	22,173	28,018
Total nonaccruing loans	46,725	145,469
Real estate and other repossessed assets	2,254	2,875
Total nonperforming assets	$48,979	$148,344
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$42,176	$138,635

Allowance for loan losses to nonaccruing loans[1]	701.46%	204.13%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to nonaccruing loans[1]	830.81%	240.20%
Nonperforming assets to outstanding loans and repossessed assets	0.20%	0.62%
Nonperforming assets to outstanding loans and repossessed assets[1]	0.18%	0.58%
Nonaccruing loans to outstanding loans	0.19%	0.61%
Nonaccruing commercial loans to outstanding commercial loans	0.10%	0.74%
Nonaccruing commercial real estate loans to outstanding commercial real estate loans	0.20%	0.14%
Nonaccruing loans to individuals to outstanding loans to individuals[1]	0.40%	0.51%
Accruing loans 90 days or more past due[1]	$—	$170
1     Excludes residential mortgages guaranteed by U.S. government agencies.

Excluding loans guaranteed by U.S. government agencies, nonperforming assets decreased $96 million compared to December 31, 2023, primarily due to a $68 million decrease in nonaccruing healthcare loans and an $18 million decrease in nonaccruing energy loans. Newly identified nonaccruing loans totaled $80 million, offset by $121 million in payments, $35 million of loans returning to accrual status and $19 million of charge-offs. The Company generally retains nonperforming assets to maximize potential recovery, which may cause future nonperforming assets to decrease more slowly.

A rollforward of nonperforming assets for the years ended December 31, 2024, and December 31, 2023 follows in Table 28.

Table 28 – Rollforward of Nonperforming Assets
(In thousands)

	Year Ended December 31, 2024
	Nonaccruing Loans
	Commercial	Commercial Real Estate	Loan to Individuals	Total	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, December 31, 2023	$110,131	$7,320	$28,018	$145,469	$—	$2,875	$148,344
Additions	45,998	18,766	15,312	80,076	—	—	80,076
Payments	(99,436)	(14,726)	(6,793)	(120,955)	—	—	(120,955)
Charge-offs	(11,763)	(1,455)	(5,617)	(18,835)	—	—	(18,835)
Net gains (losses) and write-downs	—	—	—	—	—	(50)	(50)
Foreclosure of nonaccruing loans	(186)	—	(276)	(462)	—	462	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(1,813)	(1,813)	—	—	(1,813)
Proceeds from sales	—	—	—	—	—	(1,033)	(1,033)
Net transfers to nonaccruing loans	—	—	(1,473)	(1,473)	—	—	(1,473)
Return to accrual status	(30,097)	—	(5,185)	(35,282)	—	—	(35,282)
Balance, December 31, 2024	$14,647	$9,905	$22,173	$46,725	$—	$2,254	$48,979

	Year Ended December 31, 2023
	Nonaccruing Loans
	Commercial	Commercial Real Estate	Loan to Individuals	Total	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, December 31, 2022	$60,297	$16,570	$44,930	$121,797	$163,535	$14,304	$299,636
Change in accounting standard	—	—	—	—	(163,535)	—	(163,535)
Additions	95,586	7,459	15,789	118,834	—	—	118,834
Payments	(32,296)	(8,263)	(10,887)	(51,446)	—	—	(51,446)
Charge-offs	(12,898)	(8,446)	(5,972)	(27,316)	—	—	(27,316)
Net gains (losses) and write-downs	—	—	—	—	—	622	622
Foreclosure of nonaccruing loans	—	—	(787)	(787)	—	787	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(4,634)	(4,634)	—	—	(4,634)
Proceeds from sales	—	—	—	—	—	(12,838)	(12,838)
Net transfers to nonaccruing loans	—	—	662	662	—	—	662
Return to accrual status	(558)	—	(11,083)	(11,641)	—	—	(11,641)
Balance, December 31, 2023	$110,131	$7,320	$28,018	$145,469	$—	$2,875	$148,344
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

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets totaled $2.3 million at December 31, 2024, composed primarily of $1.9 million of developed commercial real estate. Real estate and other repossessed assets decreased $621 thousand compared to December 31, 2023.
Liquidity and Capital

BOK Financial has numerous material cash requirements in the normal course of business. These obligations include deposits and other borrowed funds, leased premises, commitments to extend credit to borrowers, and to purchase securities, derivative contracts, and contracts for services such as data processing that are integral to our operations. Additional information on loan commitments can be found in the "Loan Commitments" section of Management's Discussion and Analysis while the distribution of time deposit balances can be located in Note 8, "Deposits," and information related to Other Borrowings can be located in Note 9, "Other Borrowings."

Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks, provide adequate liquidity to meet our operating needs. Based on the average balances for 2024, approximately 72% of our funding was provided by deposit accounts, 15% from borrowed funds, less than 1% from long-term subordinated debt, and 11% from equity. The loan to deposit ratio decreased to 63% at December 31, 2024 from 70% at December 31, 2023, and continues to provide significant on-balance sheet liquidity to meet future loan demand and contractual obligations.

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

Table 29 - Average Deposits by Segment
(In thousands)

	Year Ended December 31,
	2024	2023
Commercial Banking	$16,752,377	$15,321,427
Consumer Banking	8,077,700	8,014,159
Wealth Management	9,654,008	7,739,490
Segment total	34,484,085	31,075,076
Funds Management and other	1,835,875	2,129,758
BOK Financial Corporation	$36,319,960	$33,204,834

Average deposits for 2024 totaled $36.3 billion, an increase of $3.1 billion compared to the prior year. Interest-bearing transaction deposit account balances increased $4.3 billion, and average time deposits increased $1.2 billion, while demand deposits decreased $2.3 billion.

Average deposits attributed to Commercial Banking were $16.8 billion for 2024, a $1.4 billion, or 9%, increase compared to 2023. Interest-bearing transaction account balances increased $3.2 billion, or 36%, and demand deposit balances decreased $1.8 billion, or 30%. Our Commercial deposit portfolio is highly diversified across industries and customers. The highest concentration by industry within our commercial deposit portfolio is with our energy customers representing 8% of our total average deposits.

Average Consumer Banking deposit balances increased $64 million, or 1%, compared to the prior year. Time deposit balances increased $845 million, or 99%. Interest-bearing transaction account balances decreased $504 million, or 15%, demand deposit account balances decreased $199 million, or 7%, and savings deposits decreased $78 million, or 9%.

Average Wealth Management deposit balances grew by $1.9 billion, or 25%, compared to the prior year. Interest-bearing transaction balances increased $1.8 billion, or 31%, and time deposit balances were up $350 million, or 42%. Non-interest-bearing demand deposits decreased $229 million, or 20%.

Average brokered deposits represented 5% of total average deposits in 2024. Excluding the reciprocal component, brokered deposits represented 2% of average deposits. Beginning in the first quarter of 2024, reciprocal deposit balances exceeded the $5 billion general threshold as defined by the FDIC. Reciprocal deposit balances in excess of the $5 billion general threshold are included as brokered deposits. Growth in brokered deposits during the year was entirely related to growth in reciprocal deposit balances. Average interest-bearing transaction accounts for 2024 included $1.3 billion of brokered deposits, a $988 million increase over 2023. Average time deposits included $342 million of brokered deposits for 2024, a $118 million decrease compared to 2023.

The distribution of our period end deposit account balances among principal markets follows in Table 30.

Table 30 - Period End Deposits by Principal Market Area
(In thousands)

	December 31,
	2024	2023
Oklahoma:
Demand	$3,618,771	$3,586,091
Interest-bearing:
Transaction	13,352,732	10,929,704
Savings	497,443	500,313
Time	2,138,620	1,984,336
Total interest-bearing	15,988,795	13,414,353
Total Oklahoma	19,607,566	17,000,444

Texas:
Demand	2,216,393	2,306,334
Interest-bearing:
Transaction	6,205,605	5,035,856
Savings	154,112	155,652
Time	646,490	492,753
Total interest-bearing	7,006,207	5,684,261
Total Texas	9,222,600	7,990,595

Colorado:
Demand	1,159,076	1,633,672
Interest-bearing:
Transaction	2,089,475	1,921,605
Savings	59,244	67,646
Time	280,081	201,393
Total interest-bearing	2,428,800	2,190,644
Total Colorado	3,587,876	3,824,316

New Mexico:
Demand	659,234	794,467
Interest-bearing:
Transaction	1,305,044	886,089
Savings	90,580	95,453
Time	347,443	258,195
Total interest-bearing	1,743,067	1,239,737
Total New Mexico	2,402,301	2,034,204

	December 31,
	2024	2023
Arizona:
Demand	418,587	524,167
Interest-bearing:
Transaction	1,277,494	1,174,715
Savings	12,336	11,636
Time	70,390	41,884
Total interest-bearing	1,360,220	1,228,235
Total Arizona	1,778,807	1,752,402

Kansas/Missouri:
Demand	277,440	326,496
Interest-bearing:
Transaction	1,169,541	966,166
Savings	12,158	13,821
Time	37,210	23,955
Total interest-bearing	1,218,909	1,003,942
Total Kansas/Missouri	1,496,349	1,330,438

Arkansas:
Demand	22,396	25,266
Interest-bearing:
Transaction	55,215	49,966
Savings	2,944	2,564
Time	15,176	9,506
Total interest-bearing	73,335	62,036
Total Arkansas	95,731	87,302
Total BOK Financial deposits	$38,191,230	$34,019,701

Estimated uninsured deposits totaled $20.4 billion, or 53% of total deposits, at December 31, 2024, and $18.7 billion, or 55% of total deposits, at December 31, 2023. In addition to insured deposits, we also hold $3.7 billion of collateralized deposits. Municipalities, Native American tribal governments, and certain trust-related deposits are all required to be collateralized. Excluding the impact of collateralized deposits and deposits related to consolidated subsidiaries, our uninsured and uncollateralized deposit level is $15.7 billion, or 41% of total deposits, at December 31, 2024. The portion of time deposits in excess of the FDIC limit, as applied without regard to other deposit balances held by the depositor, were $750 million at December 31, 2024, and $465 million at December 31, 2023.

In addition to deposits, liquidity for the subsidiary bank is provided primarily by federal funds purchased, securities repurchase agreements, and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan Banks from across the country. The largest source of wholesale federal funds purchased totaled $250 million at December 31, 2024, and December 31, 2023. Securities repurchase agreements generally mature within 90 days and are secured by certain trading or available for sale securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family residential mortgage loans, multifamily, and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $6.2 billion during 2024, and $5.9 billion during 2023.

At December 31, 2024, management estimates a total potential secured borrowing capacity of approximately $27.5 billion. This includes current available secured capacity of $22.9 billion from the use of programs available to U.S. banks from the Federal Home Loan Banks and Federal Reserve Banks, and an estimated $4.6 billion of other sources that could be converted into additional secured capacity.

BOKF, NA also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold in GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors.
See Note 9 to the Consolidated Financial Statements for a summary of other borrowings.
Parent Company and Other Non-Bank Subsidiaries

The primary sources of liquidity for BOK Financial are cash on hand and dividends from the subsidiary bank. Cash and cash equivalents totaled $276 million at December 31, 2024. Dividends from the subsidiary bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At December 31, 2024, based on the most restrictive limitations as well as management’s internal capital policy, BOKF, NA could declare up to $660 million of dividends without regulatory approval. Dividend constraints may be alleviated through increases in retained earnings, capital issuances, or changes in risk weighted assets. Future losses or increases in required regulatory capital could also affect the subsidiary bank's ability to pay dividends to the parent company.

As a result of the acquisition of CoBiz Financial, we obtained $60 million of subordinated debt issued in June 2015 that will mature on June 25, 2030. This debt bears interest at the rate of 5.625% through June 25, 2025, and thereafter, the notes will bear an annual floating rate equal to 3-month SOFR plus 317 basis points and a 26 basis point tenor adjustment. We also acquired $72 million of junior subordinated debentures. Interest is based on spreads over 3-month SOFR ranging from 145 basis points to 295 basis points with a tenor adjustment of 26 basis points and mature September 17, 2033 through September 30, 2035. The junior subordinated debentures are subject to early redemption prior to maturity.

Shareholders' equity at December 31, 2024 was $5.5 billion, an increase of $406 million compared to December 31, 2023. Net income less cash dividends paid increased equity $381 million during 2024. Changes in interest rates resulted in an accumulated other comprehensive loss of $503 million at December 31, 2024, compared to an accumulated comprehensive loss of $599 million at December 31, 2023. We also repurchased $90 million of common shares during 2024. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase, and stock and cash dividends.

On November 1, 2022, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock, subject to market conditions, securities laws, and other regulatory compliance limitations. As of December 31, 2024, the Company had repurchased 3,457,020 shares under this authorization. The Company repurchased 1,028,806 shares during 2024 at an average price of $86.49 per share, net of the 1% excise tax on share purchases. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.

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

A summary of minimum capital requirements and other performance ratios follows for BOK Financial on a consolidated basis in Table 31.

Table 31 – Capital and Performance Ratios

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer

				December 31,
				2024	2023
Capital:
Common equity Tier 1	4.50%	2.50%	7.00%	13.03%	12.06%
Tier 1 capital	6.00%	2.50%	8.50%	13.04%	12.07%
Total capital	8.00%	2.50%	10.50%	14.21%	13.16%
Tier 1 Leverage	4.00%	N/A	4.00%	9.97%	9.45%
Average total equity to average assets				10.51%	10.17%
Tangible common equity ratio[1]				9.17%	8.29%
Adjusted tangible common equity ratio[1]				8.86%	8.02%

Performance Ratios:
Return on average equity				9.82%	10.82%
Return on average tangible common equity[1]				12.37%	14.00%
1 See Explanation and Reconciliation of Non-GAAP Measures following.

In March 2020, in response to the impact on the financial markets by the COVID-19 pandemic, the banking agencies issued an interim final rule permitting banking organizations that implement CECL the option to delay for two years an estimate of the CECL methodology's effect on regulatory capital, followed by a three-year transition period. The estimate includes the implementation date adjustment as of January 1, 2020 plus an estimate of the impact of the change for a two year period following implementation of CECL. We elected to delay the regulatory capital impact of the transition in accordance with the interim final rule, with the transition period ending January 1, 2025. Deferral of the impact of CECL added 3 basis points to the Company's Common equity Tier 1 capital at December 31, 2024.

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

Table 32 – Non-GAAP Measures
(Dollars in thousands)

	December 31,
	2024	2023
Reconciliation of tangible common equity ratio and adjusted tangible common equity ratio:
Total shareholders' equity	$5,548,353	$5,142,442
Less: Goodwill and intangible assets, net	1,091,537	1,104,728
Tangible common equity	4,456,816	4,037,714
Add: Unrealized loss on investment securities, net	(199,519)	(171,903)
Add: Tax effect on unrealized loss on investment securities, net	46,925	40,430
Adjusted tangible common equity	$4,304,222	$3,906,241

Total assets	$49,685,892	$49,824,830
Less: Goodwill and intangible assets, net	1,091,537	1,104,728
Tangible assets	$48,594,355	$48,720,102

Tangible common equity ratio	9.17%	8.29%
Adjusted tangible common equity ratio	8.86%	8.02%

Reconciliation of return on average tangible common equity:
Total average shareholders' equity	$5,331,345	$4,903,998
Less: Average goodwill and intangible assets, net	1,098,737	1,113,701
Average tangible common equity	$4,232,608	$3,790,297

Net Income	$523,569	$530,746

Return on average tangible common equity	12.37%	14.00%

Reconciliation of pre-provision net revenue:
Net income before taxes	$666,644	$683,248
Add: Provision for expected credit losses	18,000	46,000
Less: Net income (loss) attributable to non-controlling interests	(16)	387
Pre-provision net revenue	$684,660	$728,861

Calculation of efficiency ratio:
Total other operating expense	$1,365,755	$1,332,881
Less: Amortization of intangible assets	11,612	13,882
Numerator for efficiency ratio	$1,354,143	$1,318,999

Net interest and dividend income	$1,210,758	$1,272,180
Add: Tax-equivalent adjustment	9,147	8,811
Tax-equivalent net interest and dividend income	1,219,905	1,280,991
Add: Total other operating revenue	839,641	789,949
Less: Loss on available for sale securities, net	(45,828)	(30,636)
Denominator for efficiency ratio	$2,105,374	$2,101,576

Efficiency ratio	64.32%	62.76%

	December 31,
	2024	2023
Information on net interest income and net interest margin excluding trading activities:
Net interest and dividend income	$1,210,758	$1,272,180
Less: Trading activities net interest income	7,583	(14,202)
Net interest and dividend income excluding trading activities	1,203,175	1,286,382
Add: Tax-equivalent adjustment	9,147	8,811
Tax-equivalent net interest income excluding trading activities	$1,212,322	$1,295,193

Average interest-earning assets	$45,538,838	$42,975,672
Less: Average trading activities interest-earning assets	5,683,573	4,559,012
Average interest-earning assets excluding trading activities	$39,855,265	$38,416,660

Net interest margin on average interest-earning assets	2.65%	2.93%
Net interest margin on average trading activities interest-earning assets	0.13%	(0.31)%
Net interest margin on average interest-earning assets excluding trading activities	3.01%	3.31%

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

Interest Rate Risk – Other than Trading

As previously noted in the Net Interest Income section of this report, management has implemented strategies to manage the Company’s balance sheet exposure to changes in interest rates over a twelve-month period within established policy limits. The effectiveness of these strategies in managing the overall interest rate risk is evaluated through the use of an asset/liability model. BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest income. A simulation model is used to estimate the effect of changes in interest rates on our performance across multiple interest rate scenarios. Our current internal policy limit for net interest income variation due to a 200 basis point parallel change in market interest rates over twelve months is a maximum decline of 6.5%. Management also reviews alternative rate changes and time periods.

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

The interest rate sensitivity in Table 33 indicates management’s estimation of the impact of rate changes on net interest income. Should deposit costs be 10% more sensitive to changes in rates, the variation in net interest income over the next twelve months would be 0.97%, or $12.9 million for the 100 basis point decrease scenario. Alternatively, should deposit funding costs be 10% less sensitive to changes in rates, the variation in net interest income over the next twelve months would be (0.38)%, or ($5.1 million) for the 100 basis point decrease scenario. Additionally, in a flattening yield curve scenario where long-term rates increase by 100 basis points and short-term rates increase by 200 basis points, net interest income would decrease approximately 5.35%, or $71.6 million.

Table 33 – Interest Rate Sensitivity
(Dollars in thousands)

	December 31, 2024				December 31, 2023
	200 bp Increase	100 bp Increase	100 bp Decrease	200 bp Decrease	200 bp Increase	100 bp Increase	100 bp Decrease	200 bp Decrease
Anticipated impact over the next twelve months on net interest income	$(37,900)	$(8,100)	$3,900	$13,200	$(36,100)	$(8,900)	$(7,900)	$(2,900)
	(2.83)%	(0.61)%	0.29%	0.99%	(3.03)%	(0.75)%	(0.66)%	(0.24)%
Anticipated impact over months twelve through twenty-four	$(12,000)	$17,000	$(26,100)	$(44,800)	$(9,600)	$15,300	$(53,700)	$(84,900)
	(0.82)%	1.16%	(1.78)%	(3.05)%	(0.74)%	1.18%	(4.16)%	(6.57)%

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

Table 34 - MSR Asset and Hedge Sensitivity Analysis
(In thousands)

	December 31,
	2024		2023
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
MSR Asset	$9,730	$(11,956)	$7,974	$(9,877)
MSR Hedge	(12,269)	12,537	(8,444)	8,606
Net Exposure	$(2,539)	$581	$(470)	$(1,271)

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

Table 35 - Mortgage Pipeline Sensitivity Analysis
(In thousands)

	Year Ended December 31,
	2024		2023
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(87)	$(63)	$(61)	$(38)
Low[2]	93	126	49	61
High[3]	(316)	(241)	(186)	(168)
Period End	(96)	(117)	14	(41)
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

The trading portfolio’s VaR and SVaR profiles are influenced by a variety of factors, including the size and composition of the portfolio, market volatility and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. Table 36 below summarizes certain VaR- and SVaR-based measures for the three months ended December 31, 2024, September 30, 2024, December 31, 2023, and September 30, 2023.

Table 36 - VaR and SVaR Measures
(In thousands)

	Three Months Ended				Three Months Ended
	Dec. 31, 2024		Sep. 30, 2024		Dec. 31, 2023		Sep. 30, 2023
	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR
Average[1]	$4,178	$8,122	$4,858	$8,504	$4,757	$8,154	$5,954	$6,118
Low	1,284	4,017	2,443	4,887	2,338	4,067	3,893	4,027
High	7,005	11,200	9,645	13,914	7,776	13,045	9,312	9,312
Period End	3,050	8,374	2,735	6,173	2,977	4,925	6,455	6,455
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

Table 37 - Trading Securities Sensitivity Analysis
(In thousands)

	Year Ended December 31,
	2024		2023
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(3,007)	$4,946	$(1,144)	$1,881
Low[2]	4,622	11,070	4,513	8,955
High[3]	(8,243)	(3,120)	(8,223)	(4,538)
Period End	(3,513)	5,475	(527)	1,920
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
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management on Internal Control over Financial Reporting

Management of BOK Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), as amended. Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in "Internal Control – Integrated Framework," issued by the COSO of the Treadway Commission in 2013. Based on that assessment and criteria, management has determined that the Company maintained effective internal control over financial reporting as of December 31, 2024.

Ernst & Young LLP (PCAOB ID: 42), the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this annual report, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. Their report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, is included in this annual report.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BOK Financial Corporation

Opinion on Internal Control Over Financial Reporting
We have audited BOK Financial Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BOK Financial Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 19, 2025 expressed an unqualified opinion thereon.
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
February 19, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BOK Financial Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BOK Financial Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2025 expressed an unqualified opinion thereon.
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

Allowance for credit losses
Description of the Matter
The Company’s loan portfolio totaled $24.1 billion as of December 31, 2024, and the associated allowance for credit losses (ACL) was $332 million. An $18 million provision for credit losses was recorded for the year ended December 31, 2024. As discussed in Note 1 and 4 to the consolidated financial statements, management’s estimate for the expected credit losses within the loan portfolio represents the portion of amortized cost basis of loans and related unfunded commitments they do not expect to collect over the asset’s contractual life, considering past events, current conditions, as well as reasonable and supportable forecasts of future economic conditions. The allowance for credit losses consists of specific allowances attributed to certain individual loans, generally non-accruing loans, with dissimilar risk characteristics that have not yet been charged down to amounts they expect to recover, general allowances for estimated credit losses on pools of loans that share similar risk characteristics, and qualitative reserves with the estimated impact of factors that are not captured in the modeled results or historical experience.

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

We evaluated the overall ACL amount, including model estimates, qualitative reserves, and whether the recorded ACL appropriately reflects expected credit losses. We performed analytical procedures on the ACL, charge-off and delinquency rates, and coverage ratios of the ACL. Our audit response also included specific substantive tests of management’s process to measure qualitative reserves, including those related to the significant judgments made by management. We compared calculations to industry peer data and compared qualitative reserves to prior periods and prior economic cycles. We also evaluated if the qualitative reserves were applied based on a comprehensive framework and that available information was considered, well-documented, and consistently applied. We searched for and evaluated information that corroborates or contradicts management’s economic scenarios and related probability weights as well as identification and measurement of qualitative reserves.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1990.
Tulsa, Oklahoma
February 19, 2025

Consolidated Statements of Earnings

(In thousands, except share and per share data)
	Year Ended December 31,
Interest and dividend revenue	2024	2023	2022
Loans	$1,760,774	$1,630,620	$976,653
Residential mortgage loans held for sale	5,062	4,341	6,027
Trading securities	288,182	215,994	115,048
Investment securities	30,005	33,822	24,072
Available for sale securities	490,543	387,891	248,323
Fair value option securities	761	7,760	2,145
Restricted equity securities	32,903	29,683	8,282
Interest-bearing cash and cash equivalents	28,234	32,353	11,552
Total interest and dividend revenue	2,636,464	2,342,464	1,392,102
Interest expense
Deposits	1,025,729	626,597	121,749
Borrowed funds	390,761	434,735	52,483
Subordinated debentures	9,216	8,952	6,490
Total interest expense	1,425,706	1,070,284	180,722
Net interest and dividend income	1,210,758	1,272,180	1,211,380
Provision for credit losses	18,000	46,000	30,000
Net interest and dividend income after provision for credit losses	1,192,758	1,226,180	1,181,380
Other operating revenue
Brokerage and trading revenue	218,092	240,610	140,978
Transaction card revenue	108,865	106,858	104,266
Fiduciary and asset management revenue	230,860	207,318	196,326
Deposit service charges and fees	118,745	108,514	110,636
Mortgage banking revenue	74,107	55,698	49,365
Other revenue	59,354	62,120	55,642
Total fees and commissions	810,023	781,118	657,213
Other gains, net	79,726	56,795	123
Loss on derivatives, net	(22,461)	(9,921)	(73,011)
Loss on fair value option securities, net	(256)	(4,292)	(20,358)
Change in fair value of mortgage servicing rights	18,437	(3,115)	80,261
Loss on available for sale securities, net	(45,828)	(30,636)	(971)
Total other operating revenue	839,641	789,949	643,257
Other operating expense
Personnel	811,239	766,610	670,918
Business promotion	33,274	31,796	26,435
Charitable contributions to BOKF Foundation	13,610	2,707	2,500
Professional fees and services	53,921	55,337	56,342
Net occupancy and equipment	125,328	121,502	116,867
FDIC and other insurance	31,105	30,780	17,994
FDIC special assessment	5,521	43,773	—
Data processing and communications	187,273	181,365	165,907
Printing, postage and supplies	15,079	15,225	15,857
Amortization of intangible assets	11,612	13,882	15,692
Mortgage banking costs	34,638	30,524	35,834
Other expense	43,155	39,380	40,134
Total other operating expense	1,365,755	1,332,881	1,164,480
Net income before taxes	666,644	683,248	660,157
Federal and state income taxes	143,091	152,115	139,864
Net income	523,553	531,133	520,293
Net income (loss) attributable to non-controlling interests	(16)	387	20
Net income attributable to BOK Financial Corporation shareholders	$523,569	$530,746	$520,273
Earnings per share:
Basic	$8.14	$8.02	$7.68
Diluted	$8.14	$8.02	$7.68
Average shares used in computation:
Basic	63,745,088	65,651,569	67,212,728
Diluted	63,745,088	65,651,569	67,212,735
Dividends declared per share	$2.22	$2.17	$2.13
See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(In thousands)
	Year Ended December 31,
	2024	2023	2022
Net income	$523,553	$531,133	$520,293
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	33,461	218,293	(1,227,414)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	46,020	60,394	42,514
Operating expense, Personnel	—	—	(3,483)
Loss on available for sale securities, net	45,828	30,636	971
Other comprehensive income (loss), before income taxes	125,309	309,323	(1,187,412)
Federal and state income taxes	29,249	71,468	(278,086)
Other comprehensive income (loss), net of income taxes	96,060	237,855	(909,326)
Comprehensive income (loss)	619,613	768,988	(389,033)
Comprehensive income (loss) attributable to non-controlling interests	(16)	387	20
Comprehensive income (loss) attributable to BOK Financial Corp. shareholders	$619,629	$768,601	$(389,053)
See accompanying notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(In thousands, except share data)
	December 31,
	2024	2023
Assets
Cash and due from banks	$1,043,969	$947,613
Interest-bearing cash and cash equivalents	390,732	400,652
Trading securities	4,899,090	5,193,505
Investment securities, net of allowance (fair value: 2024 – $1,817,929; 2023 – $2,072,586)	2,017,225	2,244,153
Available for sale securities	12,851,600	12,286,681
Fair value option securities	17,876	20,671
Restricted equity securities	406,178	423,099
Residential mortgage loans held for sale	77,561	56,935
Loans	24,114,724	23,904,968
Allowance for loan losses	(280,035)	(277,123)
Loans, net of allowance	23,834,689	23,627,845
Premises and equipment, net	634,485	622,223
Receivables	281,091	317,922
Goodwill	1,044,749	1,044,749
Intangible assets, net	46,788	59,979
Mortgage servicing rights	338,145	293,884
Real estate and other repossessed assets, net of allowance (2024 – $5,537; 2023 – $5,355)	2,254	2,875
Derivative contracts, net	242,809	410,304
Cash surrender value of bank-owned life insurance	416,741	409,548
Receivable on unsettled securities sales	4,825	391,910
Other assets	1,135,085	1,070,282
Total assets	$49,685,892	$49,824,830

Liabilities and Equity
Liabilities:
Noninterest-bearing demand deposits	$8,371,897	$9,196,493
Interest-bearing deposits:
Transaction	25,455,106	20,964,101
Savings	828,817	847,085
Time	3,535,410	3,012,022
Total deposits	38,191,230	34,019,701
Funds purchased and repurchase agreements	1,292,856	1,122,748
Other borrowings	3,030,123	7,701,552
Subordinated debentures	131,200	131,150
Accrued interest, taxes, and expense	352,345	338,996
Derivative contracts, net	237,582	587,473
Due on unsettled securities purchases	405,494	254,057
Other liabilities	494,105	523,734
Total liabilities	44,134,935	44,679,411
Shareholders' equity:
Common stock ($0.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: 2024 – 76,817,607; 2023 – 76,593,292)	5	5
Capital surplus	1,429,628	1,406,745
Retained earnings	5,592,100	5,211,512
Treasury stock (shares at cost: 2024 – 12,696,308; 2023 – 11,626,115)	(970,340)	(876,720)
Accumulated other comprehensive loss	(503,040)	(599,100)
Total shareholders’ equity	5,548,353	5,142,442
Non-controlling interests	2,604	2,977
Total equity	5,550,957	5,145,419
Total liabilities and equity	$49,685,892	$49,824,830
See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Equity

(In thousands)							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock			Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, December 31, 2021	76,254	$5	$1,378,794	$4,447,691	7,786	$(535,129)	$72,371	$5,363,732	$4,639	$5,368,371
Net income	—	—	—	520,273	—	—	—	520,273	20	520,293
Other comprehensive loss	—	—	—	—	—	—	(909,326)	(909,326)	—	(909,326)
Repurchase of common stock	—	—	—	—	1,633	(154,887)	—	(154,887)	—	(154,887)
Share-based compensation plans:
Stock options exercised	1	—	37	—	—	—	—	37	—	37
Non-vested shares awarded, net	168	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	46	(4,944)	—	(4,944)	—	(4,944)
Share-based compensation	—	—	11,564	—	—	—	—	11,564	—	11,564
Cash dividends on common stock	—	—	—	(143,800)	—	—	—	(143,800)	—	(143,800)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	50	50
Balance, December 31, 2022	76,423	$5	$1,390,395	$4,824,164	9,465	$(694,960)	$(836,955)	$4,682,649	$4,709	$4,687,358
Net income	—	—	—	530,746	—	—	—	530,746	387	531,133
Other comprehensive income	—	—	—	—	—	—	237,855	237,855	—	237,855
Repurchase of common stock	—	—	—	—	2,114	(176,819)	—	(176,819)	—	(176,819)
Share-based compensation plans:
Non-vested shares awarded, net	170	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	47	(4,941)	—	(4,941)	—	(4,941)
Share-based compensation	—	—	16,350	—	—	—	—	16,350	—	16,350
Cash dividends on common stock	—	—	—	(143,398)	—	—	—	(143,398)	—	(143,398)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(2,119)	(2,119)
Balance, December 31, 2023	76,593	$5	$1,406,745	$5,211,512	11,626	$(876,720)	$(599,100)	$5,142,442	$2,977	$5,145,419

(In thousands)							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock			Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, December 31, 2023	76,593	$5	$1,406,745	$5,211,512	11,626	$(876,720)	$(599,100)	$5,142,442	$2,977	$5,145,419
Net income (loss)	—	—	—	523,569	—	—	—	523,569	(16)	523,553
Other comprehensive income	—	—	—	—	—	—	96,060	96,060	—	96,060
Repurchase of common stock	—	—	—	—	1,029	(89,856)	—	(89,856)	—	(89,856)
Share-based compensation plans:
Non-vested shares awarded, net	225	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	41	(3,764)	—	(3,764)	—	(3,764)
Share-based compensation	—	—	22,883	—	—	—	—	22,883	—	22,883
Cash dividends on common stock	—	—	—	(142,981)	—	—	—	(142,981)	—	(142,981)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(357)	(357)
Balance, December 31, 2024	76,818	$5	$1,429,628	$5,592,100	12,696	$(970,340)	$(503,040)	$5,548,353	$2,604	$5,550,957
See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	2024	2023	2022
Cash Flows From Operating Activities:
Net income	$523,553	$531,133	$520,293
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	18,000	46,000	30,000
Change in fair value of mortgage servicing rights due to market changes	(18,437)	3,115	(80,261)
Change in fair value of mortgage servicing rights due to principal payments	30,807	27,343	31,741
Net unrealized losses (gains) from derivative contracts	(173,247)	133,118	(52,214)
Share-based compensation	22,883	16,350	11,564
Depreciation and amortization	105,306	109,893	107,563
Net amortization of discounts and premiums	(45,069)	(19,985)	9,215
Net losses (gains) on financial instruments and other losses (gains), net	(33,898)	(26,162)	846
Net loss (gain) on mortgage loans held for sale	(7,625)	4,483	(2,948)
Mortgage loans originated for sale	(812,263)	(666,391)	(1,180,403)
Proceeds from sale of mortgage loans held for sale	800,376	679,389	1,295,588
Capitalized mortgage servicing rights	(14,976)	(12,141)	(18,215)
Charitable contributions to BOKF Foundation	13,610	—	—
Change in trading and fair value option securities	297,198	(453,340)	4,419,761
Change in receivables	321,945	(316,819)	(34,301)
Change in other assets	106,972	89,930	13,205
Change in other liabilities	295,319	(79,733)	50,836
Net cash provided by (used in) operating activities	1,430,454	66,183	5,122,270
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	224,077	268,263	157,796
Proceeds from maturities or redemptions of available for sale securities	2,138,581	1,558,160	2,192,200
Purchases of investment securities	—	(2,504)	(10,000)
Purchases of available for sale securities	(3,467,059)	(2,951,422)	(4,533,892)
Proceeds from sales of available for sale securities	839,352	834,704	307,481
Change in amount receivable on unsettled available for sale securities transactions	100,758	(86,110)	9,629
Loans originated, net of principal collected	(195,624)	(1,349,900)	(2,348,586)
Net payments or proceeds on derivative asset contracts	12,204	154,602	(7,099)
Proceeds from sale of BOKF Insurance	—	32,601	—
Net change in restricted equity securities	16,921	(123,448)	(216,538)
Proceeds from disposition of assets	25,147	39,708	60,769
Purchases of assets	(171,589)	(165,918)	(215,046)
Net cash provided by (used in) investing activities	(477,232)	(1,791,264)	(4,603,286)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	3,648,141	(2,011,184)	(6,518,868)
Net change in time deposits	523,388	1,550,180	(242,486)
Net change in other borrowed funds	(4,526,879)	1,802,549	4,609,824
Change in amount due on unsettled security purchases	(180,074)	190,085	(17,782)
Issuance of common and treasury stock, net	(3,764)	(4,941)	(4,907)
Net change in derivative margin accounts	(81,284)	631,433	519,797
Net payments or proceeds on derivative liability contracts	(13,477)	(166,275)	(1,569)
Repurchase of common stock	(89,856)	(176,819)	(154,887)
Dividends paid	(142,981)	(143,398)	(143,800)
Net cash provided by (used in) financing activities	(866,786)	1,671,630	(1,954,678)
Net increase (decrease) in cash and cash equivalents	86,436	(53,451)	(1,435,694)
Cash and cash equivalents at beginning of period	1,348,265	1,401,716	2,837,410
Cash and cash equivalents at end of period	$1,434,701	$1,348,265	$1,401,716

Supplemental Cash Flow Information:
Cash paid for interest	$1,428,059	$1,044,950	$176,081
Cash paid for taxes	100,512	173,916	79,532
Net loans and bank premises transferred to repossessed real estate and other assets	462	787	12,326
Transfer of available for sale securities to investment securities	—	—	2,454,273
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	25,558	14,466	34,259
Conveyance of other real estate owned guaranteed by U.S. government agencies	3,848	5,534	8,451
Right-of-use assets obtained in exchange for operating lease liabilities	19,100	71,865	22,059
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

The Consolidated Financial Statements include the assets, liabilities, non-controlling interests and results of operations of VIEs when BOK Financial is determined to be the primary beneficiary. VIEs are generally defined as entities that either do not have sufficient equity to finance their activities without support from other parties or whose equity investors lack a controlling financial interest. Determination that the Company is the primary beneficiary considers the power to direct the activities that most significantly impact the variable interest's economic performance and the obligation to absorb losses of the variable interest or the right to receive benefits of the variable interest that could be significant to the variable interest.

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

BOKF, NA operates as Bank of Oklahoma primarily in the Tulsa and Oklahoma City metropolitan areas of the state of Oklahoma and Bank of Texas primarily in the Dallas, Fort Worth, Houston and San Antonio metropolitan areas of the state of Texas. In addition, BOKF, NA does business as BOK Financial in the metropolitan areas of Phoenix, Arizona; Northwest Arkansas; Denver, Colorado; Kansas City, Kansas/Missouri; and as Bank of Albuquerque in Albuquerque, New Mexico. BOKF, NA also operates the TransFund electronic funds network and Cavanal Hill Investment Management.

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

Goodwill and Intangible Assets

Goodwill for each reporting unit is evaluated for impairment annually as of October 1st or more frequently if conditions indicate that impairment may have occurred. The evaluation of possible goodwill impairment involves significant judgment based upon short-term and long-term projections of future performance. Reporting units are defined by the Company as significant lines of business within each operating segment. This definition is consistent with the manner in which the CODM assesses the performance of the Company and makes decisions concerning the allocation of resources.

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
•Industry conditions including federal funds rate movement by the Federal Reserve, the interest rate environment and the resulting effect on net interest income and operating revenue, and regulatory mandates that hinder or provide relief to the financial services industry.
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

Securities

Securities are identified as trading, investment (held-to-maturity), or available for sale at the time of purchase based upon the intent of management, liquidity and capital requirements, regulatory limitations, and other relevant factors. Trading securities, which are acquired for profit through resale, are carried at fair value with unrealized gains and losses included in current period earnings. Investment securities are carried at amortized cost. Amortization is computed by methods that approximate level yield and is adjusted for changes in prepayment estimates. Securities identified as available for sale are carried at fair value. Unrealized gains and losses are recorded, net of deferred income taxes, as accumulated other comprehensive income in shareholders' equity. Available for sale securities are separately identified as pledged to creditors if the creditor has the right to sell or repledge the collateral.

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

BOK Financial offers programs that permit its customers to manage various risks, including fluctuations in energy prices, interest rates, foreign exchange rates and other commodities with derivative contracts. Customers may also manage interest rate risk through interest rate swaps used by the borrower to modify interest rate terms of their loans. Derivative contracts are executed between the customers and BOK Financial. Offsetting contracts are executed between BOK Financial and other selected counterparties to minimize market risk from changes in commodity prices, interest rates or foreign exchange rates. The counterparty contracts are identical to customer contracts, except for a fixed pricing spread or fee paid to BOK Financial as profit and compensation for administrative costs and credit risk which is recognized over the life of the contracts and included in Other Operating Revenue - Brokerage and trading revenue in the Consolidated Statements of Earnings.

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

BOK Financial and its eligible subsidiaries file consolidated tax returns. The subsidiaries provide for income taxes on a separate return basis and remit to BOK Financial amounts determined to be currently payable. BOK Financial is an agent for its subsidiaries under the Company's tax sharing agreements and has no ownership rights to any refunds received for the benefit of its subsidiaries.

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

Employee Benefit Plans

BOK Financial sponsors a Thrift Plan. Employer contributions to the Thrift Plan, which matches employee contributions subject to percentage and years of service limits, are expensed when incurred. BOK Financial previously sponsored a Pension Plan. Pension Plan benefits were curtailed as of April 1, 2006. At December 31, 2022, the Pension Plan has been terminated, all benefits have been paid and all obligations settled. Prior to termination, BOK Financial recognized the funded status of its Pension Plan and related Plan costs, which were based upon actuarial computations of current costs, were expensed annually. Adjustments required to recognize the Pension Plan's net funded status were made through accumulated other comprehensive income, net of deferred income taxes. See Note 11, "Employee Benefits" for further discussion.

Share-Based Compensation Plans

BOK Financial's share-based compensation plans allow for the issuance of non-vested common shares, stock options, and RSUs as compensation to certain officers. While permitted, the Company does not currently grant options. The grant date fair value of non-vested shares is based on the then-current market value of BOK Financial common stock. Non-vested shares generally cliff vest in 3 years and are subject to a holding period after vesting of 2 years.

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

FASB ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

The FASB issued ASU 2023-07 on November 27, 2023, which is intended to improve reportable segment disclosure requirements. Under previous guidance, while entities were required to disclose segment revenue and measure of profit or loss, there has been limited disclosure around the reporting of segment expenses. In addition to enhanced disclosures about significant segment expenses, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted the requirements of the expanded segment disclosures as of December 31, 2024.

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

FASB ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards

The FASB issued ASU 2024-01 on March 21, 2024, which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of Topic 718, Compensation—Stock Compensation. The ASU is effective for annual periods beginning after December 15, 2024, including interim periods within those periods. The Company is evaluating the requirements of ASU 2024-01 and does not expect adoption to have a material impact on the Company's financial statements.

FASB ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

The FASB issued ASU 2024-03 on November 4, 2024, which amends the disclosure of certain costs and expenses. The amendments intend to bring improvement by requiring further disaggregation of expenses that are not already required to be disclosed in the notes to the financial statements at interim and annual reporting periods. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently assessing the impact ASU 2024-03 will have on its expense disclosures.

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities is as follows (in thousands):

	December 31, 2024		December 31, 2023
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government securities	$21,275	$(60)	$10,959	$28
Residential agency mortgage-backed securities	4,792,695	(37,439)	5,105,137	98,124
Municipal securities	62,230	(566)	37,413	323
Other trading securities	22,890	33	39,996	160
Total trading securities	$4,899,090	$(38,032)	$5,193,505	$98,635

Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	December 31, 2024
	Amortized	Carrying	Fair	Gross Unrealized
	Cost	Value[1]	Value	Gain	Loss
Municipal securities	$104,467	$104,467	$106,489	$2,370	$(348)
Mortgage-backed securities:
Residential agency	1,998,017	1,880,473	1,680,800	81	(199,754)
Commercial agency	17,257	16,220	15,357	—	(863)
Other debt securities	16,288	16,288	15,283	—	(1,005)
Total investment securities	2,136,029	2,017,448	1,817,929	2,451	(201,970)
Allowance for credit losses	(223)	(223)	—	—	—
Investment securities, net of allowance	$2,135,806	$2,017,225	$1,817,929	$2,451	$(201,970)
1     Carrying value includes $119 million of net unrealized loss which remains in AOCI in the Consolidated Balance Sheets related to certain securities transferred during the second quarter of 2022 from the Available for Sale securities portfolio to the Investment securities portfolio.

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

The amortized cost and fair values of investment securities at December 31, 2024, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Carrying value	$19,306	$100,805	$16,851	$13	$136,975	2.65
Fair value	19,350	102,098	15,668	13	137,129
Residential mortgage-backed securities:
Carrying value[2]					$1,880,473
Fair value					1,680,800
Total investment securities:
Carrying value					$2,017,448
Fair value					1,817,929
1Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.7 years based upon current prepayment assumptions.

Temporarily Impaired Investment Securities
(Dollars in thousands)

	December 31, 2024
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	20	$14,485	$65	$7,107	$283	$21,592	$348
Mortgage-backed securities:
Residential agency	116	—	—	1,679,889	199,754	1,679,889	199,754
Commercial agency	2	—	—	15,357	863	15,357	863
Other debt securities	3	—	—	9,271	1,005	9,271	1,005
Total investment securities	141	$14,485	$65	$1,711,624	$201,905	$1,726,109	$201,970

	December 31, 2023
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	13	$1,931	$5	$6,600	$189	$8,531	$194
Mortgage-backed securities:
Residential agency	116	—	—	1,916,732	174,398	1,916,732	174,398
Commercial agency	2	—	—	15,067	847	15,067	847
Other debt securities	3	—	—	8,672	1,603	8,672	1,603
Total investment securities	134	$1,931	$5	$1,947,071	$177,037	$1,949,002	$177,042

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	December 31, 2024
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,000	$945	$—	$(55)
Municipal securities	240,528	225,568	2	(14,962)
Mortgage-backed securities:
Residential agency	8,895,900	8,639,389	17,936	(274,447)
Residential non-agency	814,542	781,209	11,247	(44,580)
Commercial agency	3,436,465	3,204,016	726	(233,175)
Other debt securities	500	473	—	(27)
Total available for sale securities	$13,388,935	$12,851,600	$29,911	$(567,246)

	December 31, 2023
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,000	$925	$—	$(75)
Municipal securities	544,707	502,833	1	(41,875)
Mortgage-backed securities:
Residential agency	7,066,645	6,834,720	36,983	(268,908)
Residential non-agency	833,535	799,877	12,865	(46,523)
Commercial agency	4,456,918	4,147,853	2,972	(312,037)
Other debt securities	500	473	—	(27)
Total available for sale securities	$12,903,305	$12,286,681	$52,821	$(669,445)

The amortized cost and fair values of available for sale securities at December 31, 2024, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$236,710	$2,469,580	$544,215	$427,988	$3,678,493	4.99
Fair value	234,816	2,290,038	493,883	412,265	3,431,002
Residential mortgage-backed securities:
Amortized cost[2]					$9,710,442
Fair value					9,420,598
Total available for sale securities:
Amortized cost					$13,388,935
Fair value					12,851,600
1Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.4 years based upon current prepayment assumptions.

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Proceeds	$839,352	$834,704	$307,481
Gross realized gains	2,257	1,180	5,054
Gross realized losses	(48,085)	(31,816)	(6,025)
Related federal and state income tax expense (benefit)	(10,779)	(7,206)	(227)

The fair value of debt securities pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was $9.9 billion at December 31, 2024 and $13.9 billion at December 31, 2023. The secured parties do not have the right to sell or repledge these securities.

Temporarily Impaired Available for Sale Securities
(Dollars in thousands)

	December 31, 2024
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	1	$—	$—	$945	$55	$945	$55
Municipal securities	113	1,041	13	222,432	14,949	223,473	14,962
Mortgage-backed securities:
Residential agency	831	3,561,318	50,102	2,880,641	224,345	6,441,959	274,447
Residential non-agency	36	93,113	1,124	457,701	43,456	550,814	44,580
Commercial agency	220	190,718	1,878	2,819,206	231,297	3,009,924	233,175
Other debt securities	1	—	—	473	27	473	27
Total available for sale securities	1,202	$3,846,190	$53,117	$6,381,398	$514,129	$10,227,588	$567,246

	December 31, 2023
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	1	$—	$—	$925	$75	$925	$75
Municipal securities	190	6,799	410	494,955	41,465	501,754	41,875
Mortgage-backed securities:
Residential agency	630	690,118	3,689	3,717,975	265,219	4,408,093	268,908
Residential non-agency	32	116,077	1,244	451,370	45,279	567,447	46,523
Commercial agency	269	392,828	2,626	3,421,757	309,411	3,814,585	312,037
Other debt securities	1	—	—	473	27	473	27
Total available for sale securities	1,123	$1,205,822	$7,969	$8,087,455	$661,476	$9,293,277	$669,445

No credit impairment of available for sale securities was identified in 2024. Unrealized losses are related to changes in interest rates subsequent to purchase and are not attributable to credit. Based on evaluations of impaired securities as of December 31, 2024, the Company does not intend to sell any impaired available for sale securities before fair value recovers to the current amortized cost, and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

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

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	December 31, 2024		December 31, 2023
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Residential agency mortgage-backed securities	$17,876	$(1,662)	$20,671	$(1,406)
(3) Derivatives

The following table summarizes the fair values of derivative contracts recorded as "derivative contracts" assets and liabilities in the balance sheet at December 31, 2024 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$3,064,418	$82,191	$(5,369)	$76,822	$(71,485)	$5,337
Energy contracts	7,169,926	521,032	(398,457)	122,575	(3,816)	118,759
Foreign exchange contracts	80,510	42,792	(395)	42,397	(434)	41,963
Equity option contracts	1,593	208	—	208	(50)	158
Total customer risk management programs	10,316,447	646,223	(404,221)	242,002	(75,785)	166,217
Trading	19,577,362	132,581	(56,764)	75,817	(242)	75,575
Interest rate risk management programs	168	1,017	—	1,017	—	1,017
Total derivative contracts	$29,893,977	$779,821	$(460,985)	$318,836	$(76,027)	$242,809

	Liabilities
	Notional¹	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$3,064,418	$82,141	$(5,369)	$76,772	$—	$76,772
Energy contracts	7,076,929	488,113	(398,457)	89,656	(1,020)	88,636
Foreign exchange contracts	76,906	39,253	(395)	38,858	(380)	38,478
Equity option contracts	1,593	208	—	208	—	208
Total customer risk management programs	10,219,846	609,715	(404,221)	205,494	(1,400)	204,094
Trading	14,196,406	87,082	(56,764)	30,318	(1,292)	29,026
Interest rate risk management programs	602,176	4,462	—	4,462	—	4,462
Total derivative contracts	$25,018,428	$701,259	$(460,985)	$240,274	$(2,692)	$237,582
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

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the Consolidated Statements of Earnings (in thousands):

	Year Ended December 31,
	2024		2023		2022
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts	$5,455	$—	$5,531	$—	$10,690	$—
Energy contracts	21,913	—	30,715	—	34,435	—
Foreign exchange contracts	370	—	276	—	591	—
Total customer risk management programs	27,738	—	36,522	—	45,716	—
Trading[1]	149,613	—	(139,235)	—	48,616	—
Internal risk management programs	—	(22,461)	—	(9,921)	—	(73,011)
Total derivative contracts	$177,351	$(22,461)	$(102,713)	$(9,921)	$94,332	$(73,011)
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

No derivative contracts have been designated as hedging instruments for financial reporting purposes.
(4) Loans and Allowances for Credit Losses

The portfolio segments of the loan portfolio are as follows (in thousands):

	December 31, 2024				December 31, 2023
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non- accrual	Total
Commercial	$3,450,238	$11,565,251	$14,647	$15,030,136	$3,558,563	$11,135,075	$110,131	$14,803,769
Commercial real estate	668,532	4,380,015	9,905	5,058,452	791,757	4,538,570	7,320	5,337,647
Loans to individuals	2,620,936	1,383,027	22,173	4,026,136	2,282,914	1,452,620	28,018	3,763,552
Total	$6,739,706	$17,328,293	$46,725	$24,114,724	$6,633,234	$17,126,265	$145,469	$23,904,968
Foregone interest on nonaccrual loans				$10,061				$7,863

At December 31, 2024, loans to businesses and individuals with collateral primarily located in Texas totaled $7.8 billion or 32% of the total loan portfolio. Loans to businesses and individuals with collateral primarily located in Oklahoma totaled $3.7 billion or 15% of our total loan portfolio. Loans to businesses and individuals with collateral primarily located in Colorado totaled $2.9 billion or 12% of our total loan portfolio. Loans for which the collateral location is not relevant, such as unsecured loans and reserve-based energy loans, are distributed by the borrower’s primary operating location. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas.

At December 31, 2023, loans to businesses and individuals with collateral primarily located in Texas totaled $7.6 billion or 32% of the loan portfolio, loans to businesses and individuals with collateral primarily located in Oklahoma totaled $3.3 billion or 14% of the loan portfolio and loans to businesses and individuals with collateral primarily located in Colorado totaled $2.7 billion or 11% of the loan portfolio.

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

At December 31, 2024, commercial loans with collateral primarily located in Texas totaled $5.0 billion or 34% of the commercial loan portfolio segment. Commercial loans with collateral primarily located in Oklahoma totaled $2.3 billion or 15% of the commercial loan portfolio segment. Commercial loans with collateral primarily located in Colorado totaled $1.7 billion or 12% of the commercial loan portfolio segment. The commercial loan portfolio segment is further divided into loan classes. The healthcare loan class totaled $4.0 billion or 16% of total loans. The healthcare loan class consists primarily of loans for the development and operation of senior housing and care facilities, including independent living, assisted living and skilled nursing. Healthcare also includes loans to hospitals and other medical service providers. The services loan class totaled $3.6 billion or 15% of total loans. Businesses included in the services class include Native American tribal and state and local municipal government entities, Native American tribal casino operations, foundations and not-for-profit organizations, educational services, and specialty trade contractors. The energy loan class totaled $3.3 billion or 13% of total loans, including $2.6 billion of outstanding loans to energy producers. Approximately 70% of the committed production loans are secured by properties primarily producing oil and 30% of the committed production loans are secured by properties primarily producing natural gas. General business loans represent $4.2 billion or 17% of total loans. General business loans primarily consist of wholesale/retail loans and loans from other commercial industries.

At December 31, 2023, commercial loans with collateral primarily located in Texas totaled $4.8 billion or 33% of the commercial loan portfolio segment, commercial loans with collateral primarily located in Oklahoma totaled $1.8 billion or 12% of the commercial loan portfolio segment, and commercial loans with collateral primarily located in Colorado totaled $1.8 billion or 12% of the commercial loan portfolio segment. The healthcare loan class totaled $4.1 billion or 17% of total loans. The services loan class totaled $3.6 billion or 15% of total loans. The energy loan class totaled $3.4 billion or 14% of total loans, including $2.7 billion of outstanding loans to energy producers. At December 31, 2023, approximately 69% of committed production loans were secured by properties primarily producing oil and 31% were secured by properties producing natural gas.

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

At December 31, 2024, 29% of commercial real estate loans were secured by properties primarily located in the Dallas and Houston metropolitan areas of Texas, 11% of commercial real estate loans were secured by properties primarily located in the Denver metropolitan area of Colorado, while concentrations in all other states were less than 10%. At December 31, 2023, 31% of commercial real estate loans are secured by properties primarily located in the Dallas and Houston metropolitan areas of Texas while concentrations in all other states were less than 10%.

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

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2024, outstanding commitments totaled $14.7 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At December 31, 2024, outstanding standby letters of credit totaled $703 million.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the year ended December 31, 2024 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$141,232	$94,718	$41,173	$277,123
Provision for loan losses	12,614	(2,481)	5,658	15,791
Loans charged off	(11,763)	(1,455)	(5,617)	(18,835)
Recoveries of loans previously charged off	3,070	290	2,596	5,956
Ending balance	$145,153	$91,072	$43,810	$280,035

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$19,762	$27,439	$1,776	$48,977
Provision for off-balance sheet credit risk	(1,716)	4,520	(141)	2,663
Ending balance	$18,046	$31,959	$1,635	$51,640

An $18.0 million provision for credit losses was recorded for the year ended December 31, 2024. Improvement in the forecasted economic outlook during the year was offset by the impact of loan growth and some risk grade migration.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit is for the year ended December 31, 2022 summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$162,056	$58,553	$35,812	$256,421
Provision for loan losses	(12,782)	(813)	14,023	428
Loans charged off	(22,382)	(269)	(6,095)	(28,746)
Recoveries of loans previously charged off	4,694	177	2,730	7,601
Ending balance	$131,586	$57,648	$46,470	$235,704

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$13,812	$17,442	$1,723	$32,977
Provision for off-balance sheet credit losses	4,434	23,048	460	27,942
Ending balance	$18,246	$40,490	$2,183	$60,919

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at December 31, 2024 is as follows (in thousands):

	Collectively Measured for General Allowances		Individually Measured for Specific Allowances		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$15,015,489	$144,877	$14,647	$276	$15,030,136	$145,153
Commercial real estate	5,048,547	91,072	9,905	—	5,058,452	91,072
Loans to individuals	4,003,963	43,810	22,173	—	4,026,136	43,810
Total	$24,067,999	$279,759	$46,725	$276	$24,114,724	$280,035

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

The following table summarizes the Company's loan portfolio at December 31, 2024 by the risk grade categories and vintage (in thousands):

	Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Healthcare
Pass	$539,305	$544,103	$896,042	$481,816	$344,609	$644,441	$249,793	$10	$3,700,119
Special Mention	—	15,000	64,895	110	—	32,555	255	—	112,815
Accruing Substandard	—	38,180	5,253	15,529	51,134	29,151	1,635	—	140,882
Nonaccrual	—	—	96	463	—	13,158	—	—	13,717
Total healthcare	539,305	597,283	966,286	497,918	395,743	719,305	251,683	10	3,967,533
Loans charged off, year-to-date	—	—	—	—	—	7,240	—	—	7,240
Energy
Pass	148,972	46,094	39,050	2,621	6,488	16,989	2,985,161	—	3,245,375
Accruing Substandard	—	—	—	—	—	—	9,300	—	9,300
Nonaccrual	—	—	—	—	—	49	—	—	49
Total energy	148,972	46,094	39,050	2,621	6,488	17,038	2,994,461	—	3,254,724
Loans charged off, year-to-date	—	—	—	—	—	—	226	—	226
Services
Pass	629,978	625,969	422,015	404,949	187,324	570,775	745,853	379	3,587,242
Special Mention	—	3,324	123	1,537	—	11,796	17,923	—	34,703
Accruing Substandard	—	675	9,030	20	1,217	7,750	1,399	400	20,491
Nonaccrual	—	—	—	—	—	—	767	—	767
Total services	629,978	629,968	431,168	406,506	188,541	590,321	765,942	779	3,643,203
Loans charged off, year-to-date	—	—	—	—	22	80	9	—	111
General business
Pass	740,440	571,897	267,528	176,468	117,755	319,986	1,862,643	1,938	4,058,655
Special Mention	4,399	5,749	4,285	7,002	224	1,736	3,037	—	26,432
Accruing Substandard	3,980	15,872	43,300	4,764	992	4,708	5,859	—	79,475
Nonaccrual	—	32	—	—	—	23	—	59	114
Total general business	748,819	593,550	315,113	188,234	118,971	326,453	1,871,539	1,997	4,164,676
Loans charged off, year-to-date	—	27	1,465	—	—	166	2,425	103	4,186
Total commercial	2,067,074	1,866,895	1,751,617	1,095,279	709,743	1,653,117	5,883,625	2,786	15,030,136

Commercial real estate:
Pass	436,206	512,614	2,004,558	793,161	233,619	810,497	141,307	—	4,931,962
Special Mention	—	313	14,907	32,131	—	—	—	—	47,351
Accruing Substandard	—	—	36,981	—	—	32,253	—	—	69,234
Nonaccrual	—	—	—	—	—	9,905	—	—	9,905
Total commercial real estate	436,206	512,927	2,056,446	825,292	233,619	852,655	141,307	—	5,058,452
Loans charged off, year-to-date	—	—	—	—	—	1,455	—	—	1,455

	Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Loans to individuals:
Residential mortgage
Pass	530,186	338,187	286,865	318,935	314,814	210,251	395,943	22,929	2,418,110
Special Mention	—	167	148	219	—	113	1,767	—	2,414
Accruing Substandard	—	—	163	—	—	45	898	67	1,173
Nonaccrual	245	1,758	990	522	583	7,420	3,221	522	15,261
Total residential mortgage	530,431	340,112	288,166	319,676	315,397	217,829	401,829	23,518	2,436,958
Loans charged off, year-to-date	—	43	—	—	—	18	10	—	71
Residential mortgage guaranteed by U.S. government agencies
Pass	462	4,337	6,618	2,432	3,506	112,491	—	—	129,846
Nonaccrual	—	—	—	—	280	6,523	—	—	6,803
Total residential mortgage guaranteed by U.S. government agencies	462	4,337	6,618	2,432	3,786	119,014	—	—	136,649
Personal
Pass	245,737	149,572	167,272	115,710	107,291	151,030	510,147	2,619	1,449,378
Special Mention	18	17	30	825	8	—	8	—	906
Accruing Substandard	16	—	—	—	1	129	1,990	—	2,136
Nonaccrual	31	3	30	13	4	5	23	—	109
Total personal	245,802	149,592	167,332	116,548	107,304	151,164	512,168	2,619	1,452,529
Loans charged off, year-to-date[1]	5,269	69	101	52	9	—	26	20	5,546
Total loans to individuals	776,695	494,041	462,116	438,656	426,487	488,007	913,997	26,137	4,026,136
Total loans	$3,279,975	$2,873,863	$4,270,179	$2,359,227	$1,369,849	$2,993,779	$6,938,929	$28,923	$24,114,724
1    Includes charge-offs on deposit overdrafts, which are generally charged off at 60 days past due.

The following table summarizes the Company's loan portfolio at December 31, 2023 by the risk grade categories and vintage (in thousands):

	Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Healthcare
Pass	$650,768	$895,602	$590,736	$409,001	$331,897	$809,858	$281,378	$15	$3,969,255
Special Mention	—	—	—	21,791	—	31,235	5	—	53,031
Accruing Substandard	—	2,128	18,508	6,911	—	10,896	975	—	39,418
Nonaccrual	—	—	—	30,290	23,129	28,110	—	—	81,529
Total healthcare	650,768	897,730	609,244	467,993	355,026	880,099	282,358	15	4,143,233
Loans charged off, year-to-date	—	—	—	—	2,500	—	—	—	2,500
Energy
Pass	190,122	100,006	43,769	7,876	9,562	11,583	3,025,590	—	3,388,508
Special Mention	—	—	—	—	—	—	13,950	—	13,950
Accruing Substandard	—	—	—	—	—	—	16,800	—	16,800
Nonaccrual	—	—	—	—	—	99	17,744	—	17,843
Total energy	190,122	100,006	43,769	7,876	9,562	11,682	3,074,084	—	3,437,101
Services
Pass	900,090	526,776	401,872	228,818	106,112	643,477	730,729	595	3,538,469
Special Mention	—	1,085	1,520	1,341	534	4,522	81	—	9,083
Accruing Substandard	—	13,712	178	326	3,972	3,746	3,108	13	25,055
Nonaccrual	—	—	1,635	338	—	—	1,643	—	3,616
Total services	900,090	541,573	405,205	230,823	110,618	651,745	735,561	608	3,576,223
Loans charged off, year-to-date	—	—	3,060	—	—	—	2,642	—	5,702
General business
Pass	942,468	436,832	224,735	138,951	101,100	287,744	1,389,128	2,164	3,523,122
Special Mention	10,264	16,167	8,420	1,253	321	8,295	897	—	45,617
Accruing Substandard	4,401	33,194	1,716	27	—	—	31,992	—	71,330
Nonaccrual	—	1,134	—	—	—	48	5,956	5	7,143
Total general business	957,133	487,327	234,871	140,231	101,421	296,087	1,427,973	2,169	3,647,212
Loans charged off, year-to-date	—	—	4,598	2	—	48	10	38	4,696
Total commercial	2,698,113	2,026,636	1,293,089	846,923	576,627	1,839,613	5,519,976	2,792	14,803,769

Commercial real estate:
Pass	396,891	1,941,913	1,194,759	416,647	513,555	705,092	136,095	—	5,304,952
Special Mention	—	476	—	—	—	19,171	—	—	19,647
Accruing Substandard	2,992	—	3	—	—	2,733	—	—	5,728
Nonaccrual	—	—	—	—	7,170	150	—	—	7,320
Total commercial real estate	399,883	1,942,389	1,194,762	416,647	520,725	727,146	136,095	—	5,337,647
Loans charged off, year-to-date	—	—	—	—	—	8,446	—	—	8,446

	Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Loans to individuals:
Residential mortgage
Pass	426,089	320,733	342,927	349,742	54,801	243,356	375,739	23,895	2,137,282
Special Mention	157	140	131	1,361	18	134	2,982	93	5,016
Accruing Substandard	—	150	—	—	37	49	50	—	286
Nonaccrual	79	1,419	237	544	344	12,381	2,387	665	18,056
Total residential mortgage	426,325	322,442	343,295	351,647	55,200	255,920	381,158	24,653	2,160,640
Loans charged off, year-to-date	—	—	51	4	—	17	—	1	73
Residential mortgage guaranteed by U.S. government agencies
Pass	633	1,788	2,220	4,297	6,441	124,719	—	—	140,098
Nonaccrual	—	—	—	280	375	9,054	—	—	9,709
Total residential mortgage guaranteed by U.S. government agencies	633	1,788	2,220	4,577	6,816	133,773	—	—	149,807
Personal
Pass	218,401	229,580	149,291	136,215	75,348	137,629	503,841	145	1,450,450
Special Mention	66	39	106	30	8	—	1,918	3	2,170
Accruing Substandard	—	64	12	9	144	—	3	—	232
Nonaccrual	4	51	9	16	3	12	158	—	253
Total personal	218,471	229,734	149,418	136,270	75,503	137,641	505,920	148	1,453,105
Loans charged off, year-to-date[1]	5,636	82	96	43	—	10	6	26	5,899
Total loans to individuals	645,429	553,964	494,933	492,494	137,519	527,334	887,078	24,801	3,763,552
Total loans	$3,743,425	$4,522,989	$2,982,784	$1,756,064	$1,234,871	$3,094,093	$6,543,149	$27,593	$23,904,968
1    Includes charge-offs on deposit overdrafts, which are generally charged off at 60 days past due.

Nonaccruing Loans

A summary of nonaccruing loans as of December 31, 2024 follows (in thousands):

	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Healthcare	$13,717	$13,717	$—	$—
Energy	49	49	—	—
Services	767	491	276	276
General business	114	114	—	—
Total commercial	14,647	14,371	276	276

Commercial real estate	9,905	9,905	—	—

Loans to individuals:
Residential mortgage	15,261	15,261	—	—
Residential mortgage guaranteed by U.S. government agencies	6,803	6,803	—	—
Personal	109	109	—	—
Total loans to individuals	22,173	22,173	—	—

Total	$46,725	$46,449	$276	$276
The majority of our nonaccruing loans are considered collateral dependent where repayment is expected to be provided through operation or sale of the collateral. Nonaccruing commercial and commercial real estate loans are primarily secured by commercial real estate and nonaccruing residential mortgage loans are secured by residential real estate.
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

Loan Modifications to Borrowers Experiencing Financial Difficulty

For the year ended December 31, 2024, the Company had $100 million of loan modifications to borrowers experiencing financial difficulty, including $72 million of healthcare loans, $9.3 million of energy loans, and $8.6 million of residential mortgage loans guaranteed by U.S. government agencies. Modifications generally consist of interest rate reductions, an other than insignificant payment delay, term extension, or a combination. Approximately $91 million of the modifications are term extensions of commercial loans and personal loans, and $8.6 million are combination modifications to residential mortgage loans guaranteed by U.S. government agencies. During the year ended December 31, 2024, $31 million of loans that were modified in the previous twelve months defaulted. Approximately $25 million of these defaults were related to term extensions of commercial loans, and $5.2 million of these defaults were related to combination modifications to residential mortgage loans guaranteed by U.S. government agencies. A payment default is defined as being 30 or more days past due after modification.

For the year ended December 31, 2023, the Company had $130 million of loan modifications to borrowers experiencing financial difficulty, including $67 million of general business loans, $47 million of healthcare loans, and $13 million of residential mortgage loans guaranteed by U.S. government agencies. Approximately $93 million of the modifications are term extensions of general business, healthcare, and services loans, and $36 million are combination modifications to healthcare loans and residential mortgage loans guaranteed by U.S. government agencies. During the year ended December 31, 2023, $4.8 million of residential mortgage loans guaranteed by U.S. government agencies were modified and subsequently defaulted.

Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans, as modified for short-term payment deferral forbearance.

A summary of loans currently performing and past due as of December 31, 2024 is as follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total	Past Due 90 Days or More and Accruing
Commercial:
Healthcare	$3,932,142	$25,778	$—	$9,613	$3,967,533	$—
Services	3,642,436	—	767	—	3,643,203	—
Energy	3,254,724	—	—	—	3,254,724	—
General business	4,161,510	3,067	70	29	4,164,676	—
Total commercial	14,990,812	28,845	837	9,642	15,030,136	—

Commercial real estate	5,048,667	—	—	9,785	5,058,452	—

Loans to individuals:
Permanent mortgage	2,416,633	10,930	5,622	3,773	2,436,958	—
Permanent mortgages guaranteed by U.S. government agencies	45,910	18,514	15,268	56,957	136,649	52,504
Personal	1,451,397	1,061	48	23	1,452,529	—
Total loans to individuals	3,913,940	30,505	20,938	60,753	4,026,136	52,504

Total	$23,953,419	$59,350	$21,775	$80,180	$24,114,724	$52,504

A summary of loans currently performing and past due as of December 31, 2023 is as follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total	Past Due 90 Days or More and Accruing
Commercial:
Healthcare	$4,071,336	$18,019	$30,290	$23,588	$4,143,233	$—
Services	3,575,787	2	—	434	3,576,223	—
Energy	3,437,101	—	—	—	3,437,101	—
General business	3,639,775	412	1,157	5,868	3,647,212	—
Total commercial	14,723,999	18,433	31,447	29,890	14,803,769	—

Commercial real estate	5,327,481	2,992	—	7,174	5,337,647	3

Loans to individuals:
Permanent mortgage	2,149,927	6,340	1,494	2,879	2,160,640	36
Permanent mortgages guaranteed by U.S. government agencies	54,122	25,085	17,053	53,547	149,807	48,201
Personal	1,450,302	2,561	88	154	1,453,105	131
Total loans to individuals	3,654,351	33,986	18,635	56,580	3,763,552	48,368

Total	$23,705,831	$55,411	$50,082	$93,644	$23,904,968	$48,371

(5) Premises and Equipment and Leases

Premises and equipment at December 31, 2024 and 2023 are summarized as follows (in thousands):

	December 31,
	2024	2023
Land	$68,816	$69,121
Buildings and improvements	540,832	525,941
Software and related integration	270,991	219,646
Furniture and equipment	245,796	211,082
Construction in progress	45,422	68,412
Premises and equipment	1,171,857	1,094,202
Less: Accumulated depreciation	537,372	471,979
Premises and equipment, net of accumulated depreciation	$634,485	$622,223

Depreciation expense of premises and equipment was $68.5 million, $68.7 million, and $68.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Premises and equipment, net includes right-of-use assets for leased office space and facilities. Leases are at market rates at inception and may contain escalations based on consumer price index or similar benchmarks and options to renew at then market rates.

Right-of-use assets of $213 million at December 31, 2024, and $221 million at December 31, 2023, are included in Premises and equipment, net, and the related right-of-use liabilities are included in Other liabilities in the Consolidated Balance Sheets.

At December 31, 2024, undiscounted operating lease liabilities are scheduled to mature as follows (in thousands):

2025	$36,324
2026	33,508
2027	30,813
2028	29,390
2029	28,360
Thereafter	172,090
Total undiscounted lease payments	330,485
Less: Interest	81,821
Lease liabilities	$248,664

Operating cash flows from operating leases were $28.6 million, $26.8 million, and $23.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The following table presents lease expense included in Net occupancy and equipment in the Consolidated Statements of Earnings for the years indicated (in thousands).

	Year Ended December 31,
	2024	2023	2022
Operating lease expense	$26,800	$25,282	$24,520
Variable lease expense	14,962	15,327	12,845
Finance lease expense	3,497	3,592	2,962
Short-term lease expense	447	283	189

At December 31, 2024, the weighted-average remaining lease term was 9.1 years and the weighted average discount rate on operating leases was 3.4%. At December 31, 2024, the weighted-average remaining lease term was 4.4 years and the weighted-average discount rate on finance leases was 2.7%.

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
(6) Goodwill and Intangible Assets

The following table presents the original cost and accumulated amortization of intangible assets (in thousands):

	December 31,
	2024	2023
Core deposit premiums	$103,200	$103,200
Less: Accumulated amortization	74,654	65,275
Net core deposit premiums	28,546	37,925

Other identifiable intangible assets	51,671	67,151
Less: Accumulated amortization	33,429	45,097
Net other identifiable intangible assets	18,242	22,054

Total intangible assets, net	$46,788	$59,979

Expected amortization expense for intangible assets that will continue to be amortized (in thousands):

	Core Deposit Premiums	Other Identifiable Intangible Assets	Total
2025	$8,675	$1,840	$10,515
2026	7,986	1,521	9,507
2027	6,956	1,336	8,292
2028	4,929	1,044	5,973
2029	—	1,010	1,010
Thereafter	—	11,491	11,491
Total	$28,546	$18,242	$46,788

The changes in the carrying value of goodwill by operating segment are as follows (in thousands):

	Commercial Banking	Consumer Banking	Wealth Management	Funds Management and Other	Total
Balance, December 31, 2022	$910,589	$43,458	$90,702	$—	$1,044,749
Balance, December 31, 2023	910,589	43,458	90,702	—	1,044,749
Balance, December 31, 2024	910,589	43,458	90,702	—	1,044,749

The Company performed its annual impairment assessment of goodwill on October 1, 2024 based on factors including, but not limited to, general economic conditions, financial services industry considerations, regional economic conditions, global health concerns and related medical developments, general BOKF Financial performance, and reporting unit performance. No impairment was indicated for any reporting unit.
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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments, and forward contract sales with their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	December 31, 2024		December 31, 2023
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$77,080	$75,969	$56,922	$56,457
Residential mortgage loan commitments	36,590	1,119	34,783	1,379
Forward sales contracts	82,000	473	75,448	(901)
		$77,561		$56,935

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of December 31, 2024 or December 31, 2023. No credit losses were recognized on residential mortgage loans held for sale for the years ended December 31, 2024, 2023 and 2022.

Mortgage banking revenue was as follows (in thousands):

	Year Ended
	2024	2023	2022
Production revenue:
Net realized gain (loss) on sales of mortgage loans	$8,271	$(5,021)	$7,416
Net change in unrealized gain (loss) on mortgage loans held for sale	(646)	538	(4,468)
Net change in the fair value of mortgage loan commitments	(260)	325	(5,113)
Net change in the fair value of forward sales contracts	1,374	(1,181)	327
Total mortgage production revenue	8,739	(5,339)	(1,838)
Servicing revenue	65,368	61,037	51,203
Total mortgage banking revenue	$74,107	$55,698	$49,365

Mortgage production revenue includes gain (loss) on residential mortgage loans held for sale, changes in the fair value of derivative contracts not designated as hedging instruments related to residential mortgage loan commitments, and forward sales contracts. Servicing revenue includes servicing fee income and late charges on loans serviced for others.

Residential Mortgage Servicing

The Company generally retains the right to service residential mortgage loans sold and may purchase mortgage servicing rights. The unpaid principal balance of loans serviced for others is the primary driver of servicing revenue.

The following represents a summary of mortgage servicing rights (dollars in thousands):

	December 31,
	2024	2023	2022
Number of residential mortgage loans serviced for others	125,728	115,967	110,541
Outstanding principal balance of residential mortgage loans serviced for others	$22,269,513	$20,382,192	$18,863,201
Weighted average interest rate	3.73%	3.64%	3.59%
Remaining contractual term (in months)	276	280	283

Activity in capitalized mortgage servicing rights during the three years ended December 31, 2024 is as follows (in thousands):

Balance, December 31, 2021	$163,198
Additions	18,215
Acquisitions	47,675
Change in fair value due to principal payments	(31,741)
Change in fair value due to market assumption changes	80,261
Balance, December 31, 2022	277,608
Additions	12,142
Acquisitions	34,593
Change in fair value due to principal payments	(27,344)
Change in fair value due to market assumption changes	(3,115)
Balance, December 31, 2023	293,884
Additions	14,976
Acquisitions	41,655
Change in fair value due to principal payments	(30,807)
Change in fair value due to market assumption changes	18,437
Balance, December 31, 2024	$338,145

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

Mortgage servicing rights are not traded in active markets. Fair value is determined by discounting the projected net cash flows. Significant assumptions used to determine fair value considered to be significant unobservable inputs were as follows:

	December 31,
	2024	2023
Discount rate – risk-free rate plus a market premium	9.60%	9.72%
Prepayment rate - based upon loan interest rate, original term, and loan type	7.09%	7.34%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$73 - $94	$69 - $94
Delinquent loans	$150 - $500	$150 - $500
Loans in foreclosure	$875 - $6,000	$875 - $8,000
Primary/secondary mortgage rate spread	115 bps	105 bps
Escrow earnings rate – indexed to rates paid on deposit accounts with a comparable average life	4.44%	3.90%
Delinquency rate	2.19%	2.06%

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

(8) Deposits

Interest expense on deposits is summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Transaction deposits	$861,538	$540,068	$108,956
Savings	4,845	2,913	489
Total time	159,346	83,616	12,304
Total	$1,025,729	$626,597	$121,749

The aggregate amounts of time deposits in denominations of $250,000 or more at December 31, 2024 and 2023 were $956 million and $1.1 billion, respectively.

Time deposit maturities are as follows: 2025 – $2.4 billion, 2026 – $1.1 billion, 2027 – $67 million, 2028 – $13 million, 2029 – $7.7 million and $6.6 million thereafter.

The aggregate amount of overdrawn customer transaction deposits that have been reclassified as loan balances was $5.2 million at December 31, 2024 and $5.7 million at December 31, 2023.

(9) Other Borrowed Funds

Information relating to other borrowings is summarized as follows (dollars in thousands):

	As of		Year Ended
	December 31, 2024		December 31, 2024
	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Funds purchased	$615,809	4.21%	$613,294	4.66%	$899,447
Repurchase agreements	677,047	1.45%	682,699	3.49%	1,627,169
Other borrowings:
Federal Home Loan Bank advances	3,000,000	4.58%	6,181,011	5.45%	6,700,000
GNMA repurchase liability	17,628	3.83%	13,914	4.17%	17,628
Other	12,495	4.78%	13,729	6.04%	14,800
Total other borrowings	3,030,123		6,208,654	5.45%
Subordinated debentures[1]	131,200	6.43%	131,163	7.03%	131,200
Total other borrowed funds	$4,454,179		$7,635,810	5.24%

	As of		Year Ended
	December 31, 2023		December 31, 2023
	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Funds purchased	$515,747	5.17%	$847,676	4.83%	$1,711,580
Repurchase agreements	607,001	1.70%	1,805,978	4.32%	4,433,480
Other borrowings:
Federal Home Loan Bank advances	7,675,000	5.51%	5,948,863	5.28%	7,875,000
GNMA repurchase liability	11,660	4.13%	11,224	4.04%	12,414
Other	14,892	5.50%	19,008	3.91%	26,311
Total other borrowings	7,701,552		5,979,095	5.28%
Subordinated debentures[1]	131,150	6.93%	131,155	6.83%	131,164
Total other borrowed funds	$8,955,450		$8,763,904	5.06%

	As of		Year Ended
	December 31, 2022		December 31, 2022
	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Funds purchased	$99,843	0.05%	$266,344	1.12%	$444,069
Repurchase agreements	2,170,534	4.42%	998,701	1.02%	3,034,312
Other borrowings:
Federal Home Loan Bank advances	4,700,000	4.48%	1,593,699	2.37%	4,700,000
GNMA repurchase liability	10,608	4.06%	6,692	4.38%	11,011
Other	26,300	3.20%	28,581	3.12%	30,382
Total other borrowings	4,736,908		1,628,972	2.41%
Subordinated debentures[1]	131,205	6.34%	131,206	4.95%	131,230
Total other borrowed funds	$7,138,490		$3,025,223	1.95%
1 Parent Company only.

Aggregate annual principal repayments at December 31, 2024 are as follows (in thousands):

2025	$4,214,262
2026	103,288
2027	1,807
2028	—
2029	—
Thereafter	134,822
Total	$4,454,179

Funds purchased are unsecured and generally mature within one day to ninety days from the transaction date. Securities repurchase agreements are recorded as secured borrowings that generally mature within ninety days and are secured by certain available for sale securities.

Borrowings from the Federal Home Loan Banks are used for funding purposes. In accordance with policies of the Federal Home Loan Banks, BOK Financial has granted a blanket pledge of eligible assets (generally unencumbered U.S. Treasury and residential mortgage-backed securities, 1-4 family loans and multifamily loans) as collateral for these advances. The Federal Home Loan Banks have issued letters of credit totaling $604 million to secure BOK Financial’s obligations to depositors of public funds. The unused credit available to BOK Financial at December 31, 2024 pursuant to the Federal Home Loan Bank’s collateral policies is $4.3 billion.

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

BOK Financial Securities, Inc. may borrow funds from Pershing, LLC, a clearing broker/dealer and a wholly owned subsidiary of Bank of New York Mellon, for the purposes of financing securities purchases or to facilitate funding of investment banking activities on terms to be negotiated at the time of the borrowing. BOK Financial Securities, Inc. had no borrowings outstanding at December 31, 2024 and December 31, 2023.

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

(10) Federal and State Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Available for sale securities mark to market	$154,277	$183,723
Credit loss reserves	78,016	76,361
Lease liability	58,399	61,204
Compensation and employee benefits	51,545	47,418
Unearned fees	13,268	12,682
Other	25,918	29,193
Total deferred tax assets	381,423	410,581

Deferred tax liabilities:
Right-of-use asset	49,249	51,943
Mortgage servicing rights	35,464	32,723
Goodwill and intangibles	20,619	21,678
Depreciation	5,878	4,578
Lease financing	9,342	12,148
Other	29,002	17,915
Total deferred tax liabilities	149,554	140,985
Net deferred tax assets	$231,869	$269,596

No valuation allowance was necessary on deferred tax assets as of December 31, 2024 and 2023.

The significant components of the provision for income taxes attributable to continuing operations for BOK Financial are shown below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current income tax expense:
Federal	$116,663	$152,600	$127,144
State	18,148	19,298	18,185
Total current income tax expense	134,811	171,898	145,329

Deferred income tax expense (benefit):
Federal	7,632	(17,973)	(4,700)
State	648	(1,810)	(765)
Total deferred income tax expense (benefit)	8,280	(19,783)	(5,465)
Total income tax expense	$143,091	$152,115	$139,864

The reconciliations of income attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Amount:
Federal statutory tax	$139,996	$143,482	$138,633
Tax exempt revenue	(6,341)	(5,786)	(5,714)
State income taxes, net of federal benefit	15,055	13,330	13,490
Tax credits, net of proportional amortization	(8,857)	(2,673)	(8,883)
Other, net	3,238	3,762	2,338
Total income tax expense	$143,091	$152,115	$139,864

	Year Ended December 31,
	2024	2023	2022
Percent of pretax income:
Federal statutory tax	21.0%	21.0%	21.0%
Tax exempt revenue	(1.0)	(0.8)	(0.8)
State income taxes, net of federal benefit	2.3	2.0	2.0
Tax credits, net of proportional amortization	(1.3)	(0.4)	(1.4)
Other, net	0.5	0.5	0.4
Total	21.5%	22.3%	21.2%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2024	2023	2022
Balance as of January 1	$17,957	$19,583	$21,092
Additions for tax for current year positions	3,397	3,239	3,465
Lapses of applicable statute of limitations	(4,855)	(4,865)	(4,974)
Balance as of December 31	$16,499	$17,957	$19,583

Of the above unrecognized tax benefits, $13.0 million, if recognized, would have affected the effective tax rate.

BOK Financial recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company recognized $1.6 million for 2024, $1.6 million for 2023 and $1.8 million for 2022 in interest and penalties. The Company had approximately $5.0 million and $5.7 million accrued for the payment of interest and penalties at December 31, 2024 and 2023, respectively. Federal statutes remain open for federal tax returns filed in the previous three reporting periods. Various state income tax statutes remain open for the previous three to six reporting periods.
(11) Employee Benefits

Employee contributions to the Thrift Plan are eligible for Company matching equal to 6% of base compensation, as defined in the Plan. The Company-provided matching contribution rates range from 50% for employees with less than 4 years of service to 200% for employees with 15 or more years of service. Additionally, a maximum Company-provided, non-elective annual contribution of up to $600 per participant is provided for employees whose annual base compensation is less than $60,000. Participants may direct investments in their accounts to a variety of options, including a BOK Financial common stock fund and Cavanal Hill funds. Employer contributions, which are invested in accordance with the participant’s investment options, vest over five years. Thrift Plan expenses were $35.5 million for 2024, $32.9 million for 2023, and $31.7 million for 2022.

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

The Company awards restricted stock to certain officers and employees and RSUs to certain executives, (collectively "non-vested shares"). Vesting of all non-vested shares is subject to service requirements. Additionally, vesting of certain non-vested shares is subject to performance criteria based on changes in the Company's earnings per share relative to defined peers. The following represents a summary of the non-vested shares for the three years ended December 31, 2024:

	Restricted Stock		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2022	489,554		87,239
Granted	183,809	$108.23	25,416	$103.79
Vested	(139,859)	76.80	(61,645)	91.38
Forfeited	(40,620)	79.60	—	—
Non-vested at December 31, 2022	492,884		51,010
Granted	180,178	$97.56	7,275	$102.35
Vested	(103,515)	82.85	(6,894)	77.36
Forfeited	(30,557)	95.17	—	—
Non-vested at December 31, 2023	538,990		51,391
Granted	236,834	$83.44	1,833	$81.79
Vested	(116,962)	73.12	(5,271)	88.25
Forfeited	(34,399)	92.34	—	—
Non-vested at December 31, 2024	624,463		47,953

Compensation expense recognized on non-vested restricted stock totaled $22.5 million for 2024, $14.8 million for 2023, and $9.0 million for 2022. Unrecognized compensation cost of non-vested restricted stock totaled $27.6 million at December 31, 2024. We expect to recognize compensation expense of $17.5 million in 2025, $9.2 million in 2026, and $943 thousand in 2027 on the non-vested shares of restricted stock. Vesting of 261,245 shares of non-vested restricted stock may be increased or decreased based on performance criteria defined in the Plan documents. The fair value of restricted shares vested totaled $10.0 million, $10.3 million, and $15.0 million during the years ended December 31, 2024, 2023, and 2022, respectively.

Compensation expense recognized on non-vested restricted stock units totaled $148 thousand for 2024, $572 thousand for 2023, and $597 thousand for 2022. Compensation cost for restricted stock units is variable based on the current fair value of BOK Financial common shares. Unrecognized compensation cost of non-vested restricted stock units totaled $2.2 million at December 31, 2024. We expect to recognize compensation expense of $1.7 million in 2025, $465 thousand in 2026, and $14 thousand in 2027 on the non-vested restricted stock units. Vesting of 41,477 non-vested restricted stock units may be increased or decreased based on performance criteria defined in the Plan documents. The intrinsic value of share-based liabilities paid in 2024, 2023, and 2022 were $449 thousand, $709 thousand, and $6.3 million, respectively.

(13) Related Parties

In compliance with applicable banking regulations, the Company may extend credit to certain executive officers, directors, principal shareholders, and their affiliates (collectively referred to as "related parties") in the ordinary course of business. The Company’s loans to related parties do not involve more than the normal credit risk.

Activity in loans to related parties is summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$204,409	$54,479
Advances	1,110,043	1,424,041
Payments	(1,131,474)	(1,281,323)
Adjustments[1]	(1,330)	7,212
Ending balance	$181,648	$204,409
1 Adjustments generally consist of changes in status as a related party.
As defined by banking regulations, loan commitments and equity investments from the subsidiary banks to a single affiliate may not exceed 10% of unimpaired capital and surplus while loan commitments and equity investments to all affiliates may not exceed 20% of unimpaired capital and surplus. Loans to affiliates must be fully secured by eligible collateral. At December 31, 2024, loan commitments and equity investments were limited to $500 million to a single affiliate and $1.0 billion to all affiliates. The largest loan commitment and equity investment to a single affiliate was $155 million, and the aggregate loan commitments and equity investments to all affiliates were $215 million. The largest outstanding amount to a single affiliate at December 31, 2024 was $408 thousand, and the total outstanding amounts to all affiliates were $408 thousand. At December 31, 2023, total loan commitments and equity investments to all affiliates were $315 million, and the total outstanding amounts to all affiliates were $1.1 million.

Certain related parties are customers of the Company for services other than loans, including consumer banking, corporate banking, risk management, wealth management, brokerage and trading, or fiduciary/trust services. The Company engages in transactions with related parties in the ordinary course of business in compliance with applicable regulations.

QuikTrip Corporation has entered into a fee sharing agreement with TransFund with respect to transactions completed at TransFund automated teller machines placed in QuikTrip locations. Pursuant to this agreement, BOKF paid QuikTrip approximately $11.5 million in 2024, $11.4 million in 2023, and $10.7 million in 2022. A BOK Financial director is Chief Executive Officer, Chairman, and a significant shareholder of QuikTrip Corporation.

Cavanal Hill Investment Management, Inc., a wholly-owned subsidiary of BOKF, NA, is the administrator to and investment advisor for the Cavanal Hill Funds, a diversified, open-ended investment company established as a business trust under the Investment Company Act of 1940. BOKF, NA is custodian and Cavanal Hill Distributors, Inc. is distributor for the Cavanal Hill Funds. The Cavanal Hill Funds' products are offered to customers, employee benefit plans, trusts, and the general public in the ordinary course of business. Approximately 81% of the Cavanal Hill Funds’ assets of $5.2 billion are held for the Company's clients. A Company executive officer serves on the Cavanal Hill Funds' board of trustees, and officers of BOKF, NA serve as president and secretary of the funds. A majority of the members of the Cavanal Hill Funds’ board of trustees are, however, independent of the Company and the Cavanal Hill Funds are managed by its board of trustees.
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

BOK Financial currently owns 126,116 Visa Class B-2 shares (formerly Class B-1) which are convertible into 194,597 shares of Visa Class A shares after the final settlement of all covered litigation. Class B-2 shares may be diluted in the future if the escrow fund is not adequate to cover future covered litigation costs. No value has been currently assigned to the Class B-2 shares.

On January 23, 2024, Visa, Inc. stockholders approved an exchange offer which provided holders of Class B-1 shares an option to convert up to 50% of its Class B-1 shares to Visa C shares and subsequently to freely transferable Visa A common shares subject to certain restrictions and holding period requirements (the "Exchange Offer"). The Exchange Offer opened on April 8, 2024, and expired on May 3, 2024. The Company tendered all of its 252,233 Visa Class B-1 shares under the Exchange Offer and received 126,116 Visa B-2 shares and 50,053 Visa C shares in return. The Company sold 41,148 Visa C shares and donated 8,905 Visa C shares to the BOKF Foundation.

As a condition of participating in the Exchange Offer, the Company entered into a Makewhole Agreement with Visa that provides for cash payments to Visa to the extent (if any) that future adjustments to the conversion ratio for the Visa Class B-2 common stock to Class A common stock cause such ratio to fall below zero. Currently, Visa Class B-2 common stock is convertible under certain circumstances into Visa’s publicly traded Class A common stock at a rate of 1.543 shares of Class A common stock for each Visa B-2 share, subject to adjustment. Changes to the conversion ratio occur when Visa deposits funds to a litigation escrow established by Visa to pay settlements for certain covered litigation that pre-dated Visa’s initial public offering, for which Visa has been effectively indemnified by Visa USA members through reductions to the conversion ratio for its Class B-1 common stock. The purpose of the Makewhole Agreement is to preserve the economic benefit of these adjustments to the Class B-1 conversion ratio for the benefit of Visa’s Class A and Class C common stockholders following the exchange. As further described in Visa’s related Issuer Tender Offer Statement on Schedule TO and Prospectus, each dated April 8, 2024, publicly filed with the U. S. Securities and Exchange Commission, both the Makewhole Agreement and the related escrow fund and transfer restrictions on Visa’s Class B-1 common stock and the new Class B-2 common stock will terminate whenever the covered litigation is ultimately resolved, at which future date outstanding shares of Visa Class B-2 common stock will be convertible into shares of its Class A common stock at the then-applicable conversion ratio.

Conversion of the Class B-1 common stock did not reduce our proportionate share of the covered litigation losses which may dilute our remaining Visa B-2 shares if the escrow fund is not adequate to cover final litigation costs.

On June 24, 2015, BOKF, NA received a complaint that an employee had colluded with a bond issuer and an individual in misusing revenues pledged to municipal bonds for which BOKF, NA served as trustee under the bond indenture. The Company conducted an investigation and concluded that employees in one of its Corporate Trust offices had, with respect to a single group of affiliated bond issuances, violated Company policies and procedures. The relationship manager was terminated. The Company reported the circumstances to, and cooperated with an investigation by, the SEC. On September 7, 2016, BOKF, NA agreed to, and the SEC entered, a consent order finding that BOKF, NA had violated Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act and required BOKF, NA to disgorge $1,067,721 of fees and pay a civil penalty of $600,000. BOKF, NA disgorged the fees and paid the penalty. On August 26, 2016, BOKF, NA was sued in the United States District Court for New Jersey by two bondholders in a putative class action alleging BOKF, NA participated in the fraudulent sale of securities by the principals. The action remains stayed with no current deadlines pending but was reassigned to a new District Judge after the previously assigned Judge took senior status. On September 14, 2016, BOKF, NA was sued in the District Court of Tulsa County, Oklahoma by 19 bondholders also alleging BOKF, NA participated in the fraudulent sale of securities by the principals. The Tulsa County District Court recently granted in part and denied in part BOKF, NA’s motion for partial summary judgment which limits Plaintiffs' damages to "out of pocket losses" restricting the amount of possible damages sought by Plaintiffs at trial. As a result, a settlement has been reached by the parties and the case has been dismissed.

On December 28, 2015, in an action brought by the SEC, the New Jersey District Court entered a Consent Judgment against the principals involved in issuing the bonds. On January 8, 2020, the Court entered Final Judgment against the principal individual and his wife for $36,805,051 in principal amount and $10,937,831 in pre-judgment interest. The SEC continues to aggressively pursue collection of the judgment. If the individual principal and his wife cannot pay the bonds, a bondholder loss could become probable. Management has been advised by counsel that BOKF, NA has valid defenses to claims of bondholders and that no loss to the Company is probable. No provision for losses has been made at this time. BOKF, NA estimates that, upon sale of all remaining collateral securing payment of the bonds, approximately $31 million will remain outstanding. A reasonable estimate cannot be made of the amount of any bondholder loss, though the amount of bondholder loss could be material to the Company in the event a loss to the Company becomes probable.

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

At December 31, 2024, the Company had $412 million in interests in various alternative investments generally consisting of unconsolidated limited partnership interests in entities for which investment return is in the form of low income housing tax credits or other investments in merchant banking activities included in Other assets on the Consolidated Balance Sheets. The investment balance also includes $100 million in unfunded commitments included in Other liabilities on the Consolidated Balance Sheets. At December 31, 2023, the Company had $413 million in interests in various alternative investments and included $100 million in unfunded commitments in Other liabilities.

Other Commitments and Contingencies

Cavanal Hill Funds’ assets include U.S. Treasury and government securities money market funds. Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury and Agencies. The net asset value of units in these funds was $1.00 at December 31, 2024. An investment in these funds is not insured by the FDIC or guaranteed by BOK Financial or any of its subsidiaries. BOK Financial may, but is not obligated to, purchase assets from these funds to maintain the net asset value at $1.00. No assets were purchased from the Cavanal Hill Funds in 2024 or 2023 in order to maintain the net asset value at $1.00.

The Federal Reserve Bank requires member banks to maintain certain minimum average cash balances. Member banks may satisfy reserve balance requirements through holdings of vault cash and balances maintained directly with a Federal Reserve Bank. The combined average balance of vault cash and balances held at the Federal Reserve Bank was $631 million for the year ended December 31, 2024 and $717 million for the year ended December 31, 2023.
(15) Shareholders' Equity

Preferred Stock

One billion shares of preferred stock with a par value of $0.00005 per share are authorized. The Series A Preferred Stock has no voting rights except as otherwise provided by Oklahoma corporate law and may be converted into one share of Common Stock for each 36 shares of Series A Preferred Stock at the option of the holder. Dividends are cumulative at an annual rate of ten percent of the $0.06 per share liquidation preference value when declared and are payable in cash. Aggregate liquidation preference is $15 million. No Series A Preferred Stock was outstanding in 2024, 2023, or 2022.

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

A bank falling below the minimum capital requirements, including the capital conservation buffer, would be subject to regulatory restrictions on capital distributions (including but not limited to dividends and share repurchases) and executive bonus payments. For a banking institution to qualify as well capitalized, Common Equity Tier 1, Tier 1, Total, and Leverage capital ratios must be at least 6.5%, 8%, 10%, and 5%, respectively. Tier 1 capital consists primarily of common stockholders' equity, excluding unrealized gains or losses on available for sale securities, less goodwill, core deposit premiums, and certain other intangible assets. Total capital consists primarily of Tier 1 capital plus preferred stock, subordinated debt, and allowances for credit losses, subject to certain limitations. The subsidiary bank exceeded the regulatory definition of well capitalized as of December 31, 2024 and December 31, 2023.

A summary of regulatory capital minimum requirements and levels follows (dollars in thousands):

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer	Well Capitalized Bank Requirement	December 31, 2024		December 31, 2023
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	4.50%	2.50%	7.00%	N/A	$4,992,810	13.03%	$4,683,510	12.06%
BOKF, NA	4.50%	N/A	4.50%	6.50%	4,615,811	12.23%	4,370,891	11.37%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	6.00%	2.50%	8.50%	N/A	$4,995,414	13.04%	$4,686,487	12.07%
BOKF, NA	6.00%	N/A	6.00%	8.00%	4,615,811	12.23%	4,370,891	11.37%
Total Capital (to Risk Weighted Assets):
Consolidated	8.00%	2.50%	10.50%	N/A	$5,445,399	14.21%	$5,110,471	13.16%
BOKF, NA	8.00%	N/A	8.00%	10.00%	4,999,728	13.25%	4,728,876	12.30%
Leverage (Tier 1 Capital to Average Assets):
Consolidated	4.00%	N/A	4.00%	N/A	$4,995,414	9.97%	$4,686,487	9.45%
BOKF, NA	4.00%	N/A	4.00%	5.00%	4,615,811	9.26%	4,370,891	8.86%

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Investment Securities Transferred from AFS	Employee Benefit Plans	Total
Balance, December 31, 2021	$69,775	$—	$2,596	$72,371
Net change in unrealized gain (loss)	(1,227,414)	—	—	(1,227,414)
Transfer of net unrealized loss from AFS to investment securities	267,509	(267,509)	—	—
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	—	42,514	—	42,514
Operating expense, Personnel	—	—	(3,483)	(3,483)
Loss on available for sale securities, net	971	—	—	971
Other comprehensive income (loss), before income taxes	(958,934)	(224,995)	(3,483)	(1,187,412)
Federal and state income tax	(224,541)	(52,658)	(887)	(278,086)
Other comprehensive income (loss), net of income taxes	(734,393)	(172,337)	(2,596)	(909,326)
Balance, December 31, 2022	(664,618)	(172,337)	—	(836,955)
Net change in unrealized gain (loss)	218,293	—	—	218,293
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	—	60,394	—	60,394
Loss on available for sale securities, net	30,636	—	—	30,636
Other comprehensive income (loss), before income taxes	248,929	60,394	—	309,323
Federal and state income tax	57,523	13,945	—	71,468
Other comprehensive income (loss), net of income taxes	191,406	46,449	—	237,855
Balance, December 31, 2023	(473,212)	(125,888)	—	(599,100)
Net change in unrealized gain (loss)	33,461	—	—	33,461
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	—	46,020	—	46,020
Loss on available for sale securities, net	45,828	—	—	45,828
Other comprehensive income (loss), before income taxes	79,289	46,020	—	125,309
Federal and state income tax	18,425	10,824	—	29,249
Other comprehensive income (loss), net of income taxes	60,864	35,196	—	96,060
Balance, December 31, 2024	$(412,348)	$(90,692)	$—	$(503,040)

(16) Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Year Ended
	2024	2023	2022
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$523,569	$530,746	$520,273
Less: Earnings allocated to participating securities	4,991	4,253	3,803
Numerator for basic earnings per share – income available to common shareholders	518,578	526,493	516,470
Effect of reallocating undistributed earnings of participating securities	—	—	—
Numerator for diluted earnings per share – income available to common shareholders	$518,578	$526,493	$516,470

Denominator:
Weighted average shares outstanding	64,348,373	66,184,832	67,706,014
Less: Participating securities included in weighted average shares outstanding	603,285	533,263	493,286
Denominator for basic earnings per common share	63,745,088	65,651,569	67,212,728
Dilutive effect of employee stock compensation plans	—	—	7
Denominator for diluted earnings per common share	63,745,088	65,651,569	67,212,735

Basic earnings per share	$8.14	$8.02	$7.68
Diluted earnings per share	$8.14	$8.02	$7.68
(17) Reportable Segments

BOK Financial operates three principal segments: Commercial Banking, Consumer Banking, and Wealth Management, with the remaining operations recorded in Funds Management and Other. Segments are determined based on BOK Financial's organizational structure and services provided. Commercial Banking includes lending, treasury and cash management services, and customer risk management products to small businesses, middle market, and larger commercial customers. Commercial Banking also includes the TransFund EFT network. Consumer Banking includes retail lending and deposit services, lending and deposit services to small business customers served through the consumer branch network, and all mortgage banking activities. Wealth Management provides fiduciary services, private bank services, and investment advisory services in all markets. Insurance services were provided through November 30, 2023 when BOKF Insurance was sold. Wealth Management also underwrites state and municipal securities and engages in brokerage and trading activities.

In addition to its operating segments, BOK Financial has a Funds Management unit. The primary purpose of this unit is to manage overall liquidity needs and interest rate risk. Each segment borrows funds from and provides funds to the Funds Management unit as needed to support their operations. Operating results for Funds Management and Other include the effect of interest rate risk positions and risk management activities, securities gains and losses including impairment charges, the provision for credit losses in excess of net loans charged off, tax planning strategies including the elimination of tax effected activity, and certain executive compensation costs that are not attributed to the segments.

The CODM for BOK Financial is the chief executive officer. The CODM evaluates the performance of our segments using net income before taxes, which includes the allocation of funds and capital costs and certain indirect allocations. Segment results are tax effected to present revenue from non-taxable activities as if it had been taxable. Additionally, the CODM primarily relies on the spread between interest revenue and interest expense to assess performance and to make resource allocation decisions where the majority of the segment's revenues are from interest. Therefore, interest revenue is presented net of interest expense. The CODM also reviews budget to actual variances monthly when making decisions about the allocation of operating and capital resources to each segment. Credit costs are attributed to the segments based on net loans charged off or recovered. Modifications of management structure or allocation methodologies may result in changes to previously reported segment data; prior periods have been restated on a comparable basis.

The cost of funds borrowed from the Funds Management unit by the operating segments is transfer priced at rates that approximate market rates for funds with similar duration. Market rates are generally based on the applicable wholesale borrowing rates or interest rate swap rates adjusted for prepayment risk. This method of transfer pricing funds that support assets of the operating segments tends to insulate them from interest rate risk.

The value of funds provided by the segments to the Funds Management unit is based on rates which approximate the wholesale market rates for funds with similar duration and repricing characteristics. Market rates are generally based on a proxy of wholesale borrowing rates or interest rate swap rates. The funds credit formula applied to deposit products with indeterminate maturities is established based on their repricing characteristics reflected in a combination of the short-term wholesale funding rate and a moving average of an intermediate term swap rate, with an appropriate spread applied to both. Shorter duration products are weighted towards the short-term wholesale funding rates and longer duration products are weighted towards intermediate swap rates. The expected duration ranges from 30 days for certain rate sensitive deposits to five years.

Substantially all revenue is from domestic customers. No single external customer accounts for more than 10% of total revenue for the years ended December 31, 2024, 2023, and 2022.

Net loans charged off and provision for credit losses represents net loans charged off or recovered as attributed to the segments. The provision for credit losses in excess of net charge-offs or recoveries is attributed to Funds Management and Other.

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2024 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Segment Total	Funds Management and Other	BOK Financial Corporation
Net interest income from external sources	$1,078,190	$25,946	$11,266	$1,115,402	$95,356	$1,210,758
Net interest income (expense) from internal sources	(263,094)	234,101	117,962	88,969	(88,969)	—
Net interest income	815,096	260,047	129,228	1,204,371	6,387	1,210,758
Net loans charged off and provision for credit losses	8,850	5,827	(184)	14,493	3,507	18,000
Net interest income after provision for credit losses	806,246	254,220	129,412	1,189,878	2,880	1,192,758
Other operating revenue	222,584	140,005	462,679	825,268	14,373	839,641
Personnel expense	189,027	98,667	263,686	551,380	259,859	811,239
Non-personnel expense[1]	116,403	127,597	114,551	358,551	195,965	554,516
Total other operating expense	305,430	226,264	378,237	909,931	455,824	1,365,755
Corporate allocations[2]	69,997	55,737	57,073	182,807	(182,807)	—
Net income before taxes	$653,403	$112,224	$156,781	$922,408	$(255,764)	$666,644

Average assets	$21,751,103	$8,112,293	$10,772,189	40,635,585	$10,113,913	$50,749,498
1     Non-personnel expense includes other segment items comprised of Business promotion, Charitable contributions to BOKF Foundation, Professional fees and services, Net occupancy and equipment, FDIC and other insurance, Data processing and communications, Printing, postage, and supplies, Amortization of intangible assets, Mortgage banking costs, and other miscellaneous expenses.
2    Corporate allocations include centrally managed operational and administrative expenses that are allocated to segments.

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2023 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Segment Total	Funds Management and Other	BOK Financial Corporation
Net interest income from external sources	$1,178,506	$59,962	$30,020	$1,268,488	$3,692	$1,272,180
Net interest income (expense) from internal sources	(305,107)	207,058	88,998	(9,051)	9,051	—
Net interest income	873,399	267,020	119,018	1,259,437	12,743	1,272,180
Net loans charged off and provision for credit losses	13,967	5,157	(50)	19,074	26,926	46,000
Net interest income after provision for credit losses	859,432	261,863	119,068	1,240,363	(14,183)	1,226,180
Other operating revenue	247,001	105,793	506,447	859,241	(69,292)	789,949
Personnel expense	191,765	89,472	250,671	531,908	234,702	766,610
Non-personnel expense[1]	124,083	122,642	100,796	347,521	218,750	566,271
Total other operating expense	315,848	212,114	351,467	879,429	453,452	1,332,881
Corporate allocations[2]	74,999	48,565	54,401	177,965	(177,965)	—
Net income before taxes	$715,586	$106,977	$219,647	$1,042,210	$(358,962)	$683,248

Average assets	$21,003,551	$8,040,602	$9,883,180	38,927,333	$9,316,821	$48,244,154
1     Non-personnel expense includes other segment items comprised of Business promotion, Charitable contributions to BOKF Foundation, Professional fees and services, Net occupancy and equipment, FDIC and other insurance, Data processing and communications, Printing, postage, and supplies, Amortization of intangible assets, Mortgage banking costs, and other miscellaneous expenses.
2    Corporate allocations include centrally managed operational and administrative expenses that are allocated to segments.

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2022 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Segment Total	Funds Management and Other	BOK Financial Corporation
Net interest income from external sources	$809,982	$69,646	$137,721	$1,017,349	$194,031	$1,211,380
Net interest income (expense) from internal sources	(159,242)	30,911	(16,851)	(145,182)	145,182	—
Net interest income	650,740	100,557	120,870	872,167	339,213	1,211,380
Net loans charged off and provision for credit losses	17,726	5,260	(175)	22,811	7,189	30,000
Net interest income after provision for credit losses	633,014	95,297	121,045	849,356	332,024	1,181,380
Other operating revenue	239,692	108,873	339,505	688,070	(44,813)	643,257
Personnel expense	173,309	87,183	222,892	483,384	187,534	670,918
Non-personnel expense[1]	115,934	122,027	88,558	326,519	167,043	493,562
Total other operating expense	289,243	209,210	311,450	809,903	354,577	1,164,480
Corporate allocations[2]	67,278	44,965	51,136	163,379	(163,379)	—
Net income before taxes	$516,185	$(50,005)	$97,964	$564,144	$96,013	$660,157

Average assets	$19,073,248	$8,789,697	$9,879,354	$37,742,299	$9,282,337	$47,024,636
1     Non-personnel expense includes other segment items comprised of Business promotion, Charitable contributions to BOKF Foundation, Professional fees and services, Net occupancy and equipment, FDIC and other insurance, Data processing and communications, Printing, postage, and supplies, Amortization of intangible assets, Mortgage banking costs, and other miscellaneous expenses.
2    Corporate allocations include centrally managed operational and administrative expenses that are allocated to segments.

(18) Fees and Commissions Revenue

Fees and commissions revenue by reportable segment and primary service line is as follows for the year ended December 31, 2024 (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Corporation	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$121,854	$—	$121,854	$121,854	$—
Customer hedging revenue	14,795	—	11,169	1,774	27,738	27,738	—
Retail brokerage revenue	—	—	19,428	—	19,428	—	19,428
Insurance brokerage revenue	—	—	—	—	—	—	—
Investment banking revenue	17,314	—	31,758	—	49,072	15,681	33,391
Brokerage and trading revenue	32,109	—	184,209	1,774	218,092	165,273	52,819
TransFund EFT network revenue	88,089	3,104	(77)	6	91,122	—	91,122
Merchant services revenue	9,371	32	—	—	9,403	—	9,403
Corporate card revenue	7,366	—	615	359	8,340	—	8,340
Transaction card revenue	104,826	3,136	538	365	108,865	—	108,865
Personal trust revenue	—	—	102,689	—	102,689	—	102,689
Corporate trust revenue	—	—	37,524	—	37,524	—	37,524
Institutional trust & retirement plan services revenue	—	—	67,175	—	67,175	—	67,175
Investment management services and other	—	—	23,472	—	23,472	—	23,472
Fiduciary and asset management revenue	—	—	230,860	—	230,860	—	230,860
Commercial account service charge revenue	61,818	2,185	2,299	—	66,302	—	66,302
Overdraft fee revenue	121	22,081	143	5	22,350	—	22,350
Check card revenue	—	23,949	—	—	23,949	—	23,949
Automated service charge and other deposit fee revenue	1,058	4,783	306	(3)	6,144	—	6,144
Deposit service charges and fees	62,997	52,998	2,748	2	118,745	—	118,745
Mortgage production revenue	—	8,739	—	—	8,739	8,739	—
Mortgage servicing revenue	—	68,340	—	(2,972)	65,368	65,368	—
Mortgage banking revenue	—	77,079	—	(2,972)	74,107	74,107	—
Other revenue	16,858	11,905	44,324	(13,733)	59,354	35,686	23,668
Total fees and commissions revenue	$216,790	$145,118	$462,679	$(14,564)	$810,023	$275,066	$534,957
1     Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.
2    In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the year ended December 31, 2023 (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Corporation	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$134,511	$—	$134,511	$134,511	$—
Customer hedging revenue	33,307	—	(102)	3,317	36,522	36,522	—
Retail brokerage revenue	—	—	15,908	—	15,908	—	15,908
Insurance brokerage revenue	—	—	10,679	—	10,679	—	10,679
Investment banking revenue	17,079	—	25,911	—	42,990	15,525	27,465
Brokerage and trading revenue	50,386	—	186,907	3,317	240,610	186,558	54,052
TransFund EFT network revenue	86,046	3,513	(69)	6	89,496	—	89,496
Merchant services revenue	9,172	34	—	—	9,206	—	9,206
Corporate card revenue	7,014	—	713	429	8,156	—	8,156
Transaction card revenue	102,232	3,547	644	435	106,858	—	106,858
Personal trust revenue	—	—	95,070	—	95,070	—	95,070
Corporate trust revenue	—	—	31,228	—	31,228	—	31,228
Institutional trust & retirement plan services revenue	—	—	58,692	—	58,692	—	58,692
Investment management services and other	—	—	22,349	(21)	22,328	—	22,328
Fiduciary and asset management revenue	—	—	207,339	(21)	207,318	—	207,318
Commercial account service charge revenue	53,670	2,070	1,969	—	57,709	—	57,709
Overdraft fee revenue	109	20,753	139	3	21,004	—	21,004
Check card revenue	—	23,463	—	—	23,463	—	23,463
Automated service charge and other deposit fee revenue	1,056	5,076	206	—	6,338	—	6,338
Deposit service charges and fees	54,835	51,362	2,314	3	108,514	—	108,514
Mortgage production revenue	—	(5,339)	—	—	(5,339)	(5,339)	—
Mortgage servicing revenue	—	63,431	—	(2,394)	61,037	61,037	—
Mortgage banking revenue	—	58,092	—	(2,394)	55,698	55,698	—
Other revenue	26,881	10,731	78,243	(53,735)	62,120	34,282	27,838
Total fees and commissions revenue	$234,334	$123,732	$475,447	$(52,395)	$781,118	$276,538	$504,580
1     Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.
2    In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the year ended December 31, 2022 (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Corporation	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$20,332	$—	$20,332	$20,332	$—
Customer hedging revenue	34,676	—	1,053	9,987	45,716	45,716	—
Retail brokerage revenue	—	—	16,403	—	16,403	—	16,403
Insurance brokerage revenue	—	—	12,879	—	12,879	—	12,879
Investment banking revenue	25,048	—	20,600	—	45,648	23,730	21,918
Brokerage and trading revenue	59,724	—	71,267	9,987	140,978	89,778	51,200
TransFund EFT network revenue	81,097	3,560	(73)	6	84,590	—	84,590
Merchant services revenue	12,397	37	—	—	12,434	—	12,434
Corporate card revenue	6,440	—	410	392	7,242	—	7,242
Transaction card revenue	99,934	3,597	337	398	104,266	—	104,266
Personal trust revenue	—	—	97,373	—	97,373	—	97,373
Corporate trust revenue	—	—	23,775	—	23,775	—	23,775
Institutional trust & retirement plan services revenue	—	—	52,106	—	52,106	—	52,106
Investment management services and other	—	—	23,242	(170)	23,072	—	23,072
Fiduciary and asset management revenue	—	—	196,496	(170)	196,326	—	196,326
Commercial account service charge revenue	52,779	1,884	1,965	—	56,628	—	56,628
Overdraft fee revenue	115	25,229	77	5	25,426	—	25,426
Check card revenue	—	23,312	—	—	23,312	—	23,312
Automated service charge and other deposit fee revenue	556	4,612	102	—	5,270	—	5,270
Deposit service charges and fees	53,450	55,037	2,144	5	110,636	—	110,636
Mortgage production revenue	—	(1,838)	—	—	(1,838)	(1,838)	—
Mortgage servicing revenue	—	53,236	—	(2,033)	51,203	51,203	—
Mortgage banking revenue	—	51,398	—	(2,033)	49,365	49,365	—
Other revenue	20,765	11,894	69,294	(46,311)	55,642	25,844	29,798
Total fees and commissions revenue	$233,873	$121,926	$339,538	$(38,124)	$657,213	$164,987	$492,226
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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the years ended December 31, 2024 and 2023, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the years ended December 31, 2024 and 2023 were immaterial.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments, and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at December 31, 2024 and 2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities that are measured on a recurring basis is as follows as of December 31, 2024 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. government securities	$21,275	$1,494	$19,781	$—
Residential agency mortgage-backed securities	4,792,695	—	4,792,695	—
Municipal securities	62,230	—	62,230	—
Other trading securities	22,890	—	22,890	—
Total trading securities	4,899,090	1,494	4,897,596	—
Available for sale securities:
U.S. Treasury	945	945	—	—
Municipal securities	225,568	—	225,568	—
Residential agency mortgage-backed securities	8,639,389	—	8,639,389	—
Residential non-agency mortgage-backed securities	781,209	—	781,209	—
Commercial agency mortgage-backed securities	3,204,016	—	3,204,016	—
Other debt securities	473	—	—	473
Total available for sale securities	12,851,600	945	12,850,182	473
Fair value option securities — Residential agency mortgage-backed securities	17,876	—	17,876	—
Residential mortgage loans held for sale[1]	77,561	—	70,564	6,997
Mortgage servicing rights, net[2]	338,145	—	—	338,145
Derivative contracts, net of cash margin[3]	242,809	656	242,153	—
Liabilities:
Derivative contracts, net of cash margin[3]	237,582	3,391	234,191	—
1Residential mortgage loans held for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards and are valued at 81.11% of the unpaid principal balance.
2A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 7, "Mortgage Banking Activities".
3See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts in asset and liability positions that were valued based on quoted prices in active markets for identical instruments (Level 1) are primarily exchange-traded interest rate derivative contracts held for trading and internal risk management purposes.

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
2A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 7, "Mortgage Banking Activities".
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

Following is a description of the Company's valuation methodologies used for assets and liabilities measured on a recurring basis:
Securities
The fair values of trading, available for sale, and fair value option securities are based on quoted prices for identical instruments in active markets, when available. If quoted prices for identical instruments are not available, fair values are based on significant other observable inputs such as quoted prices of comparable instruments or interest rates and credit spreads, yield curves, volatilities, prepayment speeds, and loss severities.

The fair value of certain available for sale and held-to-maturity municipal and other debt securities may be based on significant unobservable inputs. These significant unobservable inputs include limited observed trades, projected cash flows, current credit rating of the issuers and, when applicable, the insurers of the debt and observed trades of similar debt. Discount rates are primarily based on reference to interest rate spreads on comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies adjusted for a lack of trading volume. Significant unobservable inputs are developed by investment securities professionals involved in the active trading of similar securities. A summary of significant inputs used to value these securities follows. A management committee composed of senior members from the Company's Corporate Treasury, Risk Management, and Finance departments assess the appropriateness of these inputs quarterly.

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis and related losses recorded during the year. The carrying value represents only those assets at the balance sheet date for which the fair value was adjusted during the year:

	Carrying Value at December 31, 2024			Fair Value Adjustments for the Year Ended December 31, 2024 Recognized In:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Nonaccruing loans	$—	$683	$5,100	$6,788	$—
Real estate and other repossessed assets	—	1,961	—	—	(183)

	Carrying Value at December 31, 2023			Fair Value Adjustments for the Year Ended December 31, 2023 Recognized In:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Nonaccruing loans	$—	$—	$23,225	$3,159	$—
Real estate and other repossessed assets	—	2,116	—	—	(1,108)

The fair value of collateral-dependent nonaccruing loans and real estate and other repossessed assets and the related fair value adjustments are generally based on unadjusted third-party appraisals. Our appraisal review policies require appraised values to be supported by observed inputs derived principally from or corroborated by observable market data. Appraisals that are not based on observable inputs or that require significant adjustments or fair value measurements that are not based on third-party appraisals are considered to be based on significant unobservable inputs. Non-recurring fair value measurements of collateral-dependent nonaccruing loans and real estate and other repossessed assets based on significant unobservable inputs are generally due to estimates of current fair values between appraisal dates. Significant unobservable inputs include listing prices for comparable assets, uncorroborated expert opinions, or management's knowledge of the collateral or industry. Non-recurring fair value measurements of collateral-dependent loans secured by mineral rights are generally determined by our internal staff of engineers on projected cash flows under current market conditions and are based on significant unobservable inputs. Projected cash flows are discounted according to risk characteristics of the underlying oil and gas properties. Assets are evaluated to demonstrate with reasonable certainty that crude oil, natural gas, and natural gas liquids can be recovered from known oil and gas reservoirs under existing economic and operating conditions at current prices with existing conventional equipment, operating methods, and costs. Significant unobservable inputs are developed by asset management and workout professionals and approved by senior Credit Administration executives.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of December 31, 2024 follows (dollars in thousands):

Quantitative Information about Level 3 Non-recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)	Significant Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$5,100	Appraised value, as adjusted	Broker quotes and management's knowledge of industry and collateral.	36% - 36% (36%)[1]
1    Represents fair value as a percentage of the unpaid principal balance.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of December 31, 2023 follows (dollars in thousands):

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

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or are measured at fair value on a non-recurring basis (dollars in thousands):

	December 31, 2024
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$1,043,969	$1,043,969	$1,043,969	$—	$—
Interest-bearing cash and cash equivalents	390,732	390,732	390,732	—	—
Trading securities:
U.S. government securities	21,275	21,275	1,494	19,781	—
Residential agency mortgage-backed securities	4,792,695	4,792,695	—	4,792,695	—
Municipal securities	62,230	62,230	—	62,230	—
Other trading securities	22,890	22,890	—	22,890	—
Total trading securities	4,899,090	4,899,090	1,494	4,897,596	—
Investment securities:
Municipal securities	104,467	106,489	—	11,674	94,815
Residential agency mortgage-backed securities	1,880,473	1,680,800	—	1,680,800	—
Commercial agency mortgage-backed securities	16,220	15,357	—	15,357	—
Other debt securities	16,288	15,283	—	15,283	—
Total investment securities	2,017,448	1,817,929	—	1,723,114	94,815
Allowance for credit losses	(223)	—	—	—	—
Investment securities, net of allowance	2,017,225	1,817,929	—	1,723,114	94,815
Available for sale securities:
U.S. Treasury	945	945	945	—	—
Municipal securities	225,568	225,568	—	225,568	—
Residential agency mortgage-backed securities	8,639,389	8,639,389	—	8,639,389	—
Residential non-agency mortgage-backed securities	781,209	781,209	—	781,209	—
Commercial agency mortgage-backed securities	3,204,016	3,204,016	—	3,204,016	—
Other debt securities	473	473	—	—	473
Total available for sale securities	12,851,600	12,851,600	945	12,850,182	473
Fair value option securities - Residential agency mortgage-backed securities	17,876	17,876	—	17,876	—
Residential mortgage loans held for sale	77,561	77,561	—	70,564	6,997
Loans:
Commercial	15,030,136	14,903,851	—	—	14,903,851
Commercial real estate	5,058,452	4,933,396	—	—	4,933,396
Loans to individuals	4,026,136	3,872,299	—	—	3,872,299
Total loans	24,114,724	23,709,546	—	—	23,709,546
Allowance for loan losses	(280,035)	—	—	—	—
Loans, net of allowance	23,834,689	23,709,546	—	—	23,709,546
Mortgage servicing rights	338,145	338,145	—	—	338,145
Derivative instruments with positive fair value, net of cash margin	242,809	242,809	656	242,153	—
Deposits with no stated maturity	34,655,820	34,655,820	—	—	34,655,820
Time deposits	3,535,410	3,522,242	—	—	3,522,242
Other borrowed funds	4,322,979	4,323,174	—	—	4,323,174
Subordinated debentures	131,200	121,057	—	121,057	—
Derivative instruments with negative fair value, net of cash margin	237,582	237,582	3,391	234,191	—

	December 31, 2023
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$947,613	$947,613	$947,613	$—	$—
Interest-bearing cash and cash equivalents	400,652	400,652	400,652	—	—
Trading securities:
U.S. government securities	10,959	10,959	9,017	1,942	—
Residential agency mortgage-backed securities	5,105,137	5,105,137	—	5,105,137	—
Municipal securities	37,413	37,413	—	37,413	—
Other trading securities	39,996	39,996	—	39,996	—
Total trading securities	5,193,505	5,193,505	9,017	5,184,488	—
Investment securities:
Municipal securities	120,705	125,525	—	12,305	113,220
Residential agency mortgage-backed securities	2,092,083	1,917,810	—	1,917,810	—
Commercial agency mortgage-backed securities	15,914	15,067	—	15,067	—
Other debt securities	15,787	14,184	—	14,184	—
Total investment securities	2,244,489	2,072,586	—	1,959,366	113,220
Allowance for credit losses	(336)	—	—	—	—
Investment securities, net of allowance	2,244,153	2,072,586	—	1,959,366	113,220
Available for sale securities:
U.S. Treasury securities	925	925	925	—	—
Municipal securities	502,833	502,833	—	502,833	—
Residential agency mortgage-backed securities	6,834,720	6,834,720	—	6,834,720	—
Residential non-agency mortgage-backed securities	799,877	799,877	—	799,877	—
Commercial agency mortgage-backed securities	4,147,853	4,147,853	—	4,147,853	—
Other debt securities	473	473	—	—	473
Total available for sale securities	12,286,681	12,286,681	925	12,285,283	473
Fair value option securities - Residential agency mortgage-backed securities	20,671	20,671	—	20,671	—
Residential mortgage loans held for sale	56,935	56,935	—	49,749	7,186
Loans:
Commercial	14,803,769	14,862,873	—	—	14,862,873
Commercial real estate	5,337,647	5,270,657	—	—	5,270,657
Loans to individuals	3,763,552	3,634,855	—	—	3,634,855
Total loans	23,904,968	23,768,385	—	—	23,768,385
Allowance for loan losses	(277,123)	—	—	—	—
Loans, net of allowance	23,627,845	23,768,385	—	—	23,768,385
Mortgage servicing rights	293,884	293,884	—	—	293,884
Derivative instruments with positive fair value, net of cash margin	410,304	410,304	—	410,304	—
Deposits with no stated maturity	31,007,679	31,007,679	—	—	31,007,679
Time deposits	3,012,022	2,993,685	—	—	2,993,685
Other borrowed funds	8,824,300	8,824,299	—	—	8,824,299
Subordinated debentures	131,150	115,798	—	115,798	—
Derivative instruments with negative fair value, net of cash margin	587,473	587,473	2,607	584,866	—

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
(20) Parent Company Only Financial Statements

Summarized financial information for BOK Financial – Parent Company Only follows:

Balance Sheets
(In thousands)

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$276,046	$203,808
Loan to bank subsidiary	65,131	65,151
Investment in bank subsidiary	5,130,141	4,785,453
Investment in non-bank subsidiaries	196,199	216,200
Other assets	19,486	17,984
Total assets	$5,687,003	$5,288,596

Liabilities and Shareholders’ Equity
Liabilities:
Other liabilities	$7,450	$15,004
Subordinated debentures	131,200	131,150
Total liabilities	138,650	146,154
Shareholders’ equity:
Common stock	5	5
Capital surplus	1,429,628	1,406,745
Retained earnings	5,592,100	5,211,512
Treasury stock	(970,340)	(876,720)
Accumulated other comprehensive loss	(503,040)	(599,100)
Total shareholders’ equity	5,548,353	5,142,442
Total liabilities and shareholders’ equity	$5,687,003	$5,288,596

Statements of Earnings
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Dividends, interest and fees received from bank subsidiary	$304,515	$329,429	$228,689
Dividends, interest and fees received from non-bank subsidiaries	22,151	8,000	43,281
Other revenue	1,286	1,162	1,172
Total revenue	327,952	338,591	273,142
Interest expense	9,216	8,952	6,490
Other operating expense	3,196	5,674	3,005
Total expense	12,412	14,626	9,495
Net income before taxes, other losses, net, and equity in undistributed income of subsidiaries	315,540	323,965	263,647
Other gains (losses), net	2,112	32,656	(4,279)
Net income before taxes and equity in undistributed income of subsidiaries	317,652	356,621	259,368
Federal and state income taxes	(2,390)	5,410	(1,776)
Net income before equity in undistributed income of subsidiaries	320,042	351,211	261,144
Equity in undistributed income of bank subsidiaries	226,271	181,487	300,330
Equity in undistributed income of non-bank subsidiaries	(22,744)	(1,952)	(41,201)
Net income attributable to BOK Financial shareholders	$523,569	$530,746	$520,273

Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities:
Net income	$523,569	$530,746	$520,273
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of bank subsidiaries	(226,271)	(181,487)	(300,330)
Equity in undistributed income of non-bank subsidiaries	22,744	1,952	41,201
Other losses (gains), net	(2,112)	(32,656)	4,279
Change in other assets	963	1,986	1,317
Change in other liabilities	(7,504)	13,404	543
Net cash provided by operating activities	311,389	333,945	267,283
Cash Flows From Investing Activities:
Investment in subsidiaries	(2,550)	(2,975)	(31,552)
Sale of subsidiary	—	32,601	—
Dissolution of subsidiaries	—	—	2,611
Net cash provided by (used in) investing activities	(2,550)	29,626	(28,941)
Cash Flows From Financing Activities:
Issuance of common and treasury stock, net	(3,764)	(4,941)	(4,907)
Dividends paid	(142,981)	(143,398)	(143,800)
Repurchase of common stock	(89,856)	(176,819)	(154,887)
Net cash used in financing activities	(236,601)	(325,158)	(303,594)
Net increase (decrease) in cash and cash equivalents	72,238	38,413	(65,252)
Cash and cash equivalents at beginning of period	203,808	165,395	230,647
Cash and cash equivalents at end of period	$276,046	$203,808	$165,395
Cash paid for interest	$9,626	$8,479	$6,203
(21) Subsequent Events

The Company evaluated events from the date of the Consolidated Financial Statements on December 31, 2024 through the issuance of those consolidated financial statements included in this Annual Report on Form 10-K. No events were identified requiring recognition in and/or disclosure in the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by the Company, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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
ITEM 9B.  OTHER INFORMATION

Trading Plans

No Company director or officer (as defined in Exchange Act Rule 16a-1(f)) has adopted, modified, or terminated any trading arrangements during the fourth quarter of 2024.

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
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the headings "Election of Directors," "Executive Officers," "Insider Reporting," "Director Nominations," and "Report of the Audit Committee" in BOK Financial's 2025 Annual Proxy Statement is incorporated herein by reference.

The Company has a Code of Ethics which is applicable to all directors, officers, and employees of the Company, including the Chief Executive Officer and the Chief Financial Officer, the principal executive officer, and principal financial and accounting officer, respectively. A copy of the Code of Ethics will be provided without charge to any person who requests it by writing to the Company's headquarters at Bank of Oklahoma Tower, P.O. Box 2300, Tulsa, Oklahoma 74192 or telephoning the Chief Risk Officer at (918) 588-6000. The Company will also make available amendments to or waivers from its Code of Ethics applicable to directors or executive officers, including the Chief Executive Officer and the Chief Financial Officer, in accordance with all applicable laws and regulations.

There are no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors since the Company's 2024 Annual Proxy Statement to Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the heading "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report," "Executive Compensation Tables," and "Director Compensation" in BOK Financial's 2025 Annual Proxy Statement is incorporated herein by reference.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in BOK Financial's 2025 Annual Proxy Statement is incorporated herein by reference.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding related parties is set forth in Note 13 to the Company's Notes to Consolidated Financial Statements which appears elsewhere herein. Additionally, the information set forth under the headings "Certain Transactions," "Director Independence," and "Related Party Transaction Review and Approval Process" in BOK Financial's 2025 Annual Proxy Statement is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the heading "Principal Accountant Fees and Services" in BOK Financial's 2025 Annual Proxy Statement is incorporated herein by reference.
PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)    Financial Statements

The following financial statements of BOK Financial Corporation are filed as part of this Form 10-K in Item 8:

Consolidated Statements of Earnings for the years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm

(a) (2)    Financial Statement Schedules

The schedules to the Consolidated Financial Statements required by Regulation S-X are not required under the related instructions or are inapplicable and are therefore omitted.

(a) (3)    Exhibits

Exhibit Number	Description of Exhibit

3.0	The Articles of Incorporation of BOK Financial, incorporated by reference to (i) Amended and Restated Certificate of Incorporation of BOK Financial filed with the Oklahoma Secretary of State on May 28, 1991, filed as Exhibit 3.0 to S-1 Registration Statement No. 33-90450, and (ii) Amendment attached as Exhibit A to Information Statement and Prospectus Supplement filed November 20, 1991.

3.1	Bylaws of BOK Financial, as amended and restated as of October 30, 2007, incorporated by reference to Exhibit 3.1 of Form 8-K filed November 5, 2007.

4.0	The rights of the holders of the Common Stock of BOK Financial are set forth in its Certificate of Incorporation.

4.3
Form of Subordinated Notes Indenture, to be dated as of June 25, 2015 between CoBiz Financial Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to CoBiz Financial Inc. Form 8-K filed June 25, 2015.

4.4	Form of 5.625% Subordinated Notes due June 25, 2030, incorporated by reference to Exhibit 4.2 to CoBiz Financial Inc. Form 8-K filed June 25, 2015.

10.4	Employment and Compensation Agreements.

10.4.10	Amended and Restated Employment Agreement (amended as of January 1, 2022) between BOK Financial and Stacy C. Kymes, incorporated by reference to Exhibit 10.4.10 of Form 10-K filed February 23, 2022.

10.4.11	Employment Agreement between BOK Financial and Scott B. Grauer dated December 18, 2013, incorporated by reference to Exhibit 10.4.11 of Form 10-K filed March 1, 2019.

10.4.12	Employment Agreement between BOK Financial and Martin E. Grunst dated March 1, 2023, incorporated by reference to Exhibit 10.4.12 of Form 10-K filed March 1, 2023.

10.4.13	Amended and Restated Employment Agreement between BOK Financial and Marc C. Maun dated November 3, 2021, incorporated by reference to Exhibit 10.4.13 of Form 10-K filed February 21,2024.

10.4.14	Employment Agreement between BOK Financial and Brad A. Vincent dated August 23, 2021, incorporated by reference to Exhibit 10.4.14 of Form 10-K filed February 21, 2024.

10.7.7	BOK Financial Corporation 2001 Stock Option Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-62578.

10.7.8	BOK Financial Corporation Directors' Stock Compensation Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 33-79836.

10.7.9	Bank of Oklahoma Thrift Plan (Amended and Restated Effective as of January 1, 1995), incorporated by reference to Exhibit 10.7.6 of Form 10-K for the year ended December 31, 1994.

10.7.10	Trust Agreement for the Bank of Oklahoma Thrift Plan (December 30, 1994), incorporated by reference to Exhibit 10.7.7 of Form 10-K for the year ended December 31, 1994.

10.7.11	BOK Financial Corporation 2003 Stock Option Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-106531.

10.7.12	BOK Financial Corporation 2003 Executive Incentive Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-106530.

10.7.14
BOK Financial Corporation 2003 Executive Incentive Plan, as amended and restated, for the Chief Executive Officer and for Direct Reports to the Chief Executive Officer, incorporated by reference to the Schedule 14 A Definitive Proxy Statement filed March 15, 2011.

10.7.16	BOK Financial Corporation Omnibus Incentive Plan effective January 1, 2013, incorporated by reference to Exhibit 10.7.16 of Form 10-K filed February 21, 2024.

10.8	Lease Agreement between Williams Headquarters Building LLC and BOKF, NA dated July 1, 2019, incorporated by reference to Exhibit 10.8 of Form 10-K filed February 27, 2020.

Exhibit Number	Description of Exhibit
10.8.1	First Amendment to Lease Agreement between Williams Headquarters Building LLC and BOKF, NA dated November 8th, 2019, incorporated by reference to Exhibit 10.8.1 of Form 10-K filed February 27, 2020.

19	BOK Financial Stock Trading and Transactional Reporting Policy, filed herewith.

21	Subsidiaries of BOK Financial, filed herewith.

23	Consent of independent registered public accounting firm - Ernst & Young LLP, filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

97	BOK Financial Clawback Policy, effective June 30, 2023, incorporated by reference to Exhibit 97 of Form 10-K filed February 21, 2024.

99	Additional Exhibits.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Cover Page, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Earnings, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to the Consolidated Financial Statements, filed herewith. The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(b)    Exhibits

    See Item 15 (a) (3) above.

(c)    Financial Statement Schedules

    See Item 15 (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOK FINANCIAL CORPORATION

DATE:	February 19, 2025	BY:	/s/ George B. Kaiser
George B. Kaiser
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 19, 2025, by the following persons on behalf of the registrant and in the capacities indicated.

OFFICERS

/s/ George B. Kaiser	/s/ Stacy C. Kymes
George B. Kaiser Chairman of the Board of Directors	Stacy C. Kymes Director, President and Chief Executive Officer
/s/ Martin E. Grunst	/s/ Michael J. Rogers
Martin E. Grunst Director, Executive Vice President and Chief Financial Officer	Michael J. Rogers Senior Vice President and Chief Accounting Officer

DIRECTORS

/s/ Alan S. Armstrong
Alan S. Armstrong	Steven J. Malcolm
/s/ Steven Bangert	/s/ Emmet C. Richards
Steven Bangert	Emmet C. Richards
/s/ Chester E. Cadieux, III	/s/ Claudia San Pedro
Chester E. Cadieux, III	Claudia San Pedro
/s/ John W. Coffey	/s/ Kayse M. Shrum
John W. Coffey	Kayse M. Shrum
/s/ Joseph W. Craft, III	/s/ Peggy I. Simmons
Joseph W. Craft, III	Peggy I. Simmons
/s/ David F. Griffin	/s/ Michael C. Turpen
David F. Griffin	Michael C. Turpen
/s/ E. Carey Joullian, IV	/s/ Rose M. Washington-Jones
E. Carey Joullian, IV	Rose M. Washington-Jones
/s/ Stanley A. Lybarger
Stanley A. Lybarger