Form 10-Q
period 2025-03-31
BOK FINANCIAL CORP
filed 2025-04-30
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 64,261,824 shares of common stock ($.00006 par value) as of March 31, 2025.

BOK Financial Corporation
Form 10-Q
Quarter Ended March 31, 2025

GLOSSARY OF DEFINED TERMS

The following items may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
AFS	Available-For-Sale
AOCI	Accumulated Other Comprehensive Income
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Board	Board of Directors of BOK Financial Corporation
BOK Financial	BOK Financial Corporation
BOKF	BOK Financial Corporation
BOKFI	BOK Financial Insurance, Inc.
CECL	Current Expected Credit Losses
CODM	Chief Operating Decision Maker
Company	BOK Financial Corporation
EFT	Electronic Funds Transfer
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
GAAP	Generally Accepted Accounting Principles in the United States of America
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
MSR	Mortgage Servicing Rights
Nasdaq	National Association of Securities Dealers Automated Quotations
NYMEX	New York Mercantile Exchange
PPNR	Pre-Provision Net Revenue
RMHFS	Residential Mortgages Held for Sale
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SVaR	Stressed Value at Risk
TransFund	BOKF's electronic funds transfer network
USDC	United States District Court
VA	U.S. Department of Veterans Affairs
VaR	Value at Risk
WTI	West Texas Intermediate

Management's Discussion and Analysis of Financial Condition and Results of Operations
Performance Summary

BOK Financial reported net income of $119.8 million, or $1.86 per diluted share, for the first quarter of 2025 compared to $136.2 million, or $2.12 per diluted share, for the fourth quarter of 2024. PPNR1, a non-GAAP measure, was $154.8 million for the first quarter of 2025, compared to $175.4 million in the fourth quarter of 2024.

Highlights of the first quarter of 2025 compared to the fourth quarter of 2024 included:

•Net interest income totaled $316.3 million, an increase of $3.2 million over the prior quarter. Net interest margin expanded to 2.78% for the first quarter of 2025, compared to 2.75% for the prior quarter, primarily due to liabilities re-pricing lower more quickly than assets during the quarter. For the first quarter of 2025, our core net interest margin excluding trading activities1, a non-GAAP measure, was 3.05% compared to 3.09% in the prior quarter.
•Fees and commissions revenue totaled $184.1 million, a decrease of $22.8 million compared to the prior quarter. Brokerage and trading revenue decreased $24.4 million due to lower trading volumes and trading margin compression, driven by market volatility during the first quarter.
•Other operating expense totaled $347.5 million, consistent with the prior quarter. Personnel expense increased $3.5 million due to seasonally higher employee benefits and regular compensation expenses, partially offset by a reduction in incentive compensation. Non-personnel expense decreased $3.6 million, led by reduced mortgage banking costs and professional fees and services expense.
•Other gains (losses), net, were a net loss of $725 thousand for the first quarter of 2025, compared to a net gain of $5.0 million in the fourth quarter of 2024. The unrealized gain on merchant banking investments was $678 thousand and the loss on investments related to deferred compensation was $1.1 million for the first quarter of 2025, compared to a gain on merchant banking investments of $2.2 million and a gain of $2.5 million on investments related to deferred compensation in the prior quarter.
•Period end outstanding loan balances totaled $23.7 billion at March 31, 2025, a decrease of $424 million compared to December 31, 2024. A decrease in commercial loans, primarily driven by energy balances, was partially offset by growth in commercial real estate loans and loans to individuals. Average loan balances increased $44 million to $24.1 billion.
•No provision for expected credit losses was necessary for the first quarter of 2025. A worse economic outlook compared to the prior quarter was offset by decreased loan balances and further improvements in portfolio credit quality during the quarter. Net charge-offs were $1.1 million, or 0.02% of average loans on an annualized basis, in the first quarter. The resulting combined allowance for credit losses totaled $331 million, or 1.40% of outstanding loans, at March 31, 2025. The combined allowance for credit losses was $332 million, or 1.38% of outstanding loans, at December 31, 2024.
•Nonperforming assets not guaranteed by U.S. government agencies were $79 million, a $36 million increase compared to December 31, 2024. Potential problem loans decreased by $23 million while other loans especially mentioned decreased by $83 million compared to December 31, 2024.
•Period end deposits were $38.3 billion at March 31, 2025, growing $90 million over December 31, 2024. Average deposits increased $540 million, including a $762 million increase in average interest-bearing deposits, partially offset by a $222 million reduction in demand deposit balances. The loan to deposit ratio was 62% at March 31, 2025, compared to 63% at December 31, 2024.
•Assets under management or administration totaled $114.0 billion at March 31, 2025, decreasing $659 million compared to December 31, 2024.
1    See Explanation and Reconciliation of Non-GAAP Measures in "Non-GAAP Measures" section following.

•The Company's tangible common equity ratio1, a non-GAAP measure, was 9.48% at March 31, 2025, and 9.17% at December 31, 2024. The tangible common equity ratio is primarily based on total shareholders' equity, which includes unrealized gains and losses on AFS securities. Adjusted for all securities portfolio losses, including the tax adjusted losses in the investment portfolio, the tangible common equity ratio1 would be 9.23% at March 31, 2025, and 8.86% at December 31, 2024.
•The common equity Tier 1 capital ratio at March 31, 2025, was 13.31%. Other regulatory capital ratios include the Tier 1 capital ratio at 13.31%, total capital ratio at 14.54%, and leverage ratio at 10.02%. At December 31, 2024, the common equity Tier 1 capital ratio was 13.03%, the Tier 1 capital ratio was 13.04%, the total capital ratio was 14.21%, and the leverage ratio was 9.97%.
•The Company paid a regular cash dividend of $36.5 million, or $0.57 per common share, during the first quarter of 2025. On April 29, 2025, the board of directors approved a quarterly cash dividend of $0.57 per common share payable on or about May 28, 2025, to shareholders of record as of May 15, 2025.
Highlights of the three months ended March 31, 2025, compared to the three months ended March 31, 2024, included:
•Net interest income totaled $316.3 million for the three months ended March 31, 2025, and $293.6 million for the three months ended March 31, 2024. Net interest income increased $16.5 million from changes in interest rates and increased $6.6 million from changes in earning assets. Net interest margin was 2.78% compared to 2.61% reflecting the funding shift from wholesale borrowings to interest-bearing deposits, along with improving yields on the AFS securities portfolio. The AFS securities portfolio yield increased 34 basis points and loan yields decreased 69 basis points, while funding costs decreased 66 basis points. Average earning assets increased $759 million to $45.6 billion, driven largely by higher average trading securities and AFS securities balances, along with growth in loan balances. Total interest-bearing deposits increased $3.8 billion, partially offset by a decrease of $475 million in demand deposit balances. Other borrowed funds decreased $2.5 billion.
•Fees and commissions revenue totaled $184.1 million for the three months ended March 31, 2025, a $16.4 million decrease compared to the three months ended March 31, 2024. Brokerage and trading revenue decreased $28.1 million, largely due to lower trading volumes and compressed trading margins. Fiduciary and asset management revenue increased $5.7 million led by growth in trust fees related to higher market valuations and continued growth in client relationships. Other revenue increased $2.0 million, primarily related to higher fees earned on derivative counterparty margin. Deposit service charges increased $1.6 million due to growth in commercial service charges and transaction card revenue grew $1.6 million, primarily due to an increase in the volume of transactions processed during the quarter.
•Other gains (losses), net, were a net loss of $725 thousand for the three months ended March 31, 2025, compared to a net gain of $4.3 million for the three months ended March 31, 2024. Unrealized gains on merchant banking investments was $678 thousand and losses on investments related to deferred compensation were $1.1 million for the three months ended March 31, 2025, compared to a net loss on merchant banking investments of $918 thousand and a gain of $4.4 million on investments related to deferred compensation for the three months ended March 31, 2024. The first quarter of 2024 also included a loss of $45.2 million on the repositioning of the AFS securities portfolio.
•Total operating expense was $347.5 million for the three months ended March 31, 2025, an increase of $7.1 million over the three months ended March 31, 2024. Personnel expense increased $11.5 million. Regular compensation increased $6.4 million, largely related to annual merit increases, salary adjustments, and business expansion. Employee benefits expense increased $5.1 million related to higher employee healthcare costs and an increase in payroll taxes. Non-personnel expense decreased $4.4 million to $133.3 million. FDIC insurance special assessment costs were $523 thousand for the three months ended March 31, 2025, compared to $6.5 million for the three months ended March 31, 2024, while other expense decreased $3.7 million due to lower operational losses. These decreases were partially offset by increases in net occupancy and equipment expense, data processing expense, and mortgage banking costs.
•No provision for expected credit losses was necessary for the three months ended March 31, 2025. An $8.0 million provision for expected credit losses was recorded for the three months ended March 31, 2024.
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

Tax-equivalent net interest income totaled $318.8 million for the first quarter of 2025, compared to $315.5 million for the prior quarter. Net interest income increased $6.8 million from changes in interest rates and decreased $3.6 million from changes in earning assets. Table 1 shows the effect on net interest income from changes in average balances and interest rates for various types of earning assets and interest-bearing liabilities.

Average earning assets increased $231 million over the fourth quarter of 2024. The average balance of trading securities increased $245 million. Average loan balances increased $44 million due to growth in commercial real estate loans and loans to individuals, largely offset by a decrease in commercial loan balances.

Total average deposits increased $540 million over the fourth quarter of 2024, including a $762 million increase in interest-bearing deposits, partially offset by a $222 million decrease in demand deposits. Funds purchased and repurchase agreements decreased $141 million while other borrowings increased $137 million.

Net interest margin was 2.78% compared to 2.75% in the fourth quarter of 2024, primarily due to liabilities re-pricing lower more quickly than assets during the quarter. For the first quarter of 2025, our core net interest margin excluding trading activities1, a non-GAAP measure, was 3.05% compared to 3.09% in the prior quarter. The tax-equivalent yield on earning assets was 5.45%, a decrease of 14 basis points. Loan yields decreased 30 basis points to 6.71% as the majority of our portfolio is floating rate and realized a full quarter impact of the fed funds rate cuts in the latter half of 2024. The yield on trading securities was up 17 basis points to 5.07%.

Funding costs were 3.42%, a 27 basis point decrease compared to the prior quarter. The cost of interest-bearing deposits decreased 24 basis points to 3.24%. The cost of funds purchased and repurchase agreements decreased 73 basis points to 3.05% while the cost of other borrowings decreased 38 basis points to 4.57%. The benefit to net interest margin from assets funded by non-interest liabilities was 75 basis points, a decrease of 10 basis points.

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
1    See Explanation and Reconciliation of Non-GAAP Measures in "Non-GAAP Measures" section following.

Table 1 – Volume/Rate Analysis
(In thousands)

	Three Months Ended Mar. 31, 2025 / Dec. 31, 2024			Three Months Ended Mar. 31, 2025 / 2024
		Change Due To1			Change Due To1
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$(93)	$131	$(224)	$(776)	$(74)	$(702)
Trading securities	5,054	2,666	2,388	5,571	6,255	(684)
Investment securities	(248)	(198)	(50)	(846)	(797)	(49)
Available-for-sale securities	(230)	84	(314)	13,980	3,138	10,842
Fair value option securities	(5)	(6)	1	(17)	(24)	7
Restricted equity securities	114	161	(47)	(2,317)	(1,759)	(558)
Residential mortgage loans held for sale	(321)	(353)	32	52	85	(33)
Loans	(24,750)	(3,112)	(21,638)	(41,847)	541	(42,388)
Total tax-equivalent interest revenue	(20,479)	(627)	(19,852)	(26,200)	7,365	(33,565)
Interest expense:
Transaction deposits	(10,347)	4,954	(15,301)	740	29,584	(28,844)
Savings deposits	(45)	27	(72)	(36)	(6)	(30)
Time deposits	(6,260)	(1,811)	(4,449)	(1,756)	2,087	(3,843)
Funds purchased and repurchase agreements	(3,203)	(1,288)	(1,915)	(5,636)	(2,876)	(2,760)
Other borrowings	(3,748)	1,063	(4,811)	(42,405)	(28,054)	(14,351)
Subordinated debentures	(157)	(20)	(137)	(228)	(9)	(219)
Total interest expense	(23,760)	2,925	(26,685)	(49,321)	726	(50,047)
Tax-equivalent net interest income	3,281	(3,552)	6,833	23,121	6,639	16,482
Change in tax-equivalent adjustment	76			442
Net interest income	$3,205			$22,679
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $186.0 million for the first quarter of 2025, a decrease of $24.0 million compared to the fourth quarter of 2024, led by decreased brokerage and trading revenue due to lower trading volumes and margin compression resulting from market volatility during the first quarter.

Table 2 – Other Operating Revenue
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Three Months Ended	Increase (Decrease)	% Increase (Decrease)
	Mar. 31, 2025	Dec. 31, 2024			Mar. 31, 2024
Brokerage and trading revenue	$31,068	$55,505	$(24,437)	(44)%	$59,179	$(28,111)	(48)%
Transaction card revenue	27,092	27,631	(539)	(2)%	25,493	1,599	6%
Fiduciary and asset management revenue	60,972	60,595	377	1%	55,305	5,667	10%
Deposit service charges and fees	30,275	30,038	237	1%	28,685	1,590	6%
Mortgage banking revenue	19,815	18,140	1,675	9%	18,967	848	4%
Other revenue	14,894	15,029	(135)	(1)%	12,935	1,959	15%
Total fees and commissions revenue	184,116	206,938	(22,822)	(11)%	200,564	(16,448)	(8)%
Other gains (losses), net	(725)	4,995	(5,720)	N/A	4,269	(4,994)	N/A
Gain (loss) on derivatives, net	9,565	(21,728)	31,293	N/A	(8,633)	18,198	N/A
Gain (loss) on fair value option securities, net	325	(621)	946	N/A	(305)	630	N/A
Change in fair value of mortgage servicing rights	(7,240)	20,460	(27,700)	N/A	10,977	(18,217)	N/A
Gain (loss) on available-for-sale securities, net	—	—	—	N/A	(45,171)	45,171	N/A
Total other operating revenue	$186,041	$210,044	$(24,003)	(11)%	$161,701	$24,340	15%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and Commissions Revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 37% of combined net interest income before provision for credit losses and fees and commissions revenue for the first quarter of 2025. We believe that a variety of fee revenue sources provides diversification to changes resulting from market or economic conditions such as interest rates, values in the equity markets, commodity prices, and consumer spending, all of which can be volatile. Many of the economic factors, such as decreasing interest rates, that we expect will result in a decline in net interest income or fiduciary and asset management revenue may also increase mortgage banking production volumes and related trading. The velocity of changes in market conditions and interest rates may result in timing differences between when offsetting impacts and benefits are realized. Generally, for operating revenues not as directly related to movement in interest rates, we expect growth to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, regulatory constraints, increased competition, and saturation in our existing markets could affect the rate of future increases.

Brokerage and Trading Revenue

Brokerage and trading revenue, which includes revenues from trading, customer hedging, retail brokerage, and investment banking, decreased $24.4 million compared to the fourth quarter of 2024.

Trading revenue includes net realized and unrealized gains and losses primarily related to residential mortgage-backed securities guaranteed by U.S. government agencies and related derivative instruments that enable our mortgage banking customers to manage their production risk. Trading revenue also includes net realized and unrealized gains and losses on municipal securities and other financial instruments that we sell to institutional customers, along with changes in the fair value of financial instruments we hold as economic hedges against market risk of our trading securities. Trading revenue was $8.1 million, a $25.0 million decrease compared to the prior quarter, driven by lower trading volumes and compressed spreads for U.S. agency residential mortgage-backed securities, as demand slowed due to market volatility from major geopolitical risks. We also experienced seasonally weaker municipal pipelines during the first quarter of 2025.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Risk Management Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange, and equity derivatives to our customers. Customer hedging revenue totaled $8.4 million for the first quarter of 2025, an increase of $1.2 million, and was primarily attributed to our energy derivative customers. Customer hedging revenue includes credit valuation adjustments of the fair value of derivatives to reflect the risk of counterparty default.

Investment banking, which includes fees earned upon completion of underwriting, financial advisory services, and loan syndication fees, totaled $9.6 million, a decrease of $638 thousand compared to the prior quarter, largely related to the timing and volume of transactions.
Transaction Card Revenue

Transaction card revenue includes revenues from processing transactions on behalf of members of our TransFund electronic fund transfer network, merchant services fees paid by customers for account management and electronic processing of card transactions, and interchange fees from our corporate card program. Transaction card revenue totaled $27.1 million for the first quarter of 2025, a $539 thousand decrease, led by seasonally lower transaction volumes processed during the quarter.
Fiduciary and Asset Management Revenue

Fiduciary and asset management revenue is earned through managing or holding of assets for customers and executing transactions or providing related services. Fiduciary and asset management revenue is largely based on the fair value of assets. Rates applied to asset values vary based on the nature of the relationship. Fiduciary relationships and managed asset relationships generally have higher fee rates than non-fiduciary and/or managed relationships. Fiduciary and asset management revenue was $61.0 million for the first quarter of 2025, consistent with the fourth quarter of 2024.

A distribution of assets under management or administration and related fiduciary and asset management revenue follows:

Table 3 – Assets Under Management or Administration
(Dollars in thousands)

	Three Months Ended
	March 31, 2025			December 31, 2024			March 31, 2024
	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]
Managed fiduciary assets:
Personal	$12,382,640	$28,012	0.90%	$12,110,721	$29,502	0.97%	$11,288,591	$27,938	0.99%
Institutional	24,090,880	12,786	0.21%	23,940,121	7,458	0.12%	19,680,708	11,770	0.24%
Total managed fiduciary assets	36,473,520	40,798	0.45%	36,050,842	36,960	0.41%	30,969,299	39,708	0.51%

Non-managed assets:
Fiduciary	31,586,317	17,652	0.22%	31,928,292	21,086	0.26%	29,395,993	12,951	0.18%
Non-fiduciary	20,170,128	2,522	0.05%	21,116,298	2,549	0.05%	19,384,953	2,646	0.05%
Safekeeping and brokerage assets under administration	25,726,598	—	—%	25,519,805	—	—%	25,780,658	—	—%
Total non-managed assets	77,483,043	20,174	0.10%	78,564,395	23,635	0.12%	74,561,604	15,597	0.08%

Total assets under management or administration	$113,956,563	$60,972	0.21%	$114,615,237	$60,595	0.21%	$105,530,903	$55,305	0.21%
1    Assets under management or administration balance excludes certain assets under custody held by a sub-custodian where minimal revenue is recognized. $14 billion, $21 billion, and $20 billion of such assets are excluded from assets under management or administration at March 31, 2025, December 31, 2024, and March 31, 2024, respectively.
2    Fiduciary and asset management revenue includes asset-based and other fees associated with the assets.
3    Annualized revenue divided by period end balance.

A summary of changes in assets under management or administration for the three months ended March 31, 2025, and 2024 follows:

Table 4 – Changes in Assets Under Management or Administration
(In thousands)

	Three Months Ended March 31,
	2025	2024
Beginning balance	$114,615,237	$104,736,999
Net inflows (outflows)	491,790	(1,963,707)
Net change in fair value	(1,150,464)	2,757,611
Ending balance	$113,956,563	$105,530,903

Assets under management as of March 31, 2025, consist of 43% fixed income, 34% equities, 15% cash, and 8% alternative investments.
Deposit Service Charges

Deposit service charges and fees totaled $30.3 million for the first quarter of 2025, consistent with the previous quarter.

Mortgage Banking Revenue
Mortgage banking revenue increased $1.7 million over the fourth quarter of 2024, led by higher production as client demand begins to grow and inventory constraints start to ease. Mortgage production volume increased $8.9 million to $184 million. Production revenue as a percentage of production volume, which includes unrealized gains and losses on our mortgage commitment pipeline and related hedges, increased 70 basis points to 1.43%.

Table 5 – Mortgage Banking Revenue
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)		% Increase (Decrease)	Three Months Ended Mar. 31, 2024	Increase (Decrease)		% Increase (Decrease)
	Mar. 31, 2025	Dec. 31, 2024
Mortgage production revenue	$2,629	$1,282	$1,347		105%	$3,525	$(896)		(25)%

Mortgage loans funded for sale	$159,816	$208,300				$139,176
Add: Current period end outstanding commitments	60,429	36,590				67,951
Less: Prior period end outstanding commitments	36,590	70,102				34,783
Total mortgage production volume	$183,655	$174,788	$8,867		5%	$172,344	$11,311		7%

Mortgage loan refinances to mortgage loans funded for sale	12%	19%	(700)	bps		10%	200	bps
Realized margin on funded mortgage loans	0.91%	0.87%	4	bps		1.46%	(55)	bps
Production revenue as a percentage of production volume	1.43%	0.73%	70	bps		2.05%	(62)	bps
Primary mortgage interest rates[1]:
Average	6.83%	6.59%	24	bps		6.73%	10	bps
Period end	6.65%	6.85%	(20)	bps		6.79%	(14)	bps

Mortgage servicing revenue	$17,186	$16,858	$328		2%	$15,442	$1,744		11%
Average outstanding principal balance of mortgage loans serviced for others	$23,089,324	$22,214,392	$874,932		4%	$21,088,898	$2,000,426		9%

Average mortgage servicing revenue rates	0.30%	0.30%	—	bp		0.29%	1	bp
1    Primary rates disclosed in Table 5 above represent rates generally available to borrowers on 30 year conforming mortgage loans.

Net Gains and Losses on Other Assets, Securities and Derivatives

Other gains (losses), net, were a net loss of $725 thousand for the first quarter of 2025, compared to a net gain of $5.0 million in the fourth quarter of 2024. Unrealized gain on merchant banking investments was $678 thousand and loss on investments related to deferred compensation was $1.1 million for the first quarter of 2025, compared to a gain on merchant banking investments of $2.2 million and a $2.5 million gain on investments related to deferred compensation in the prior quarter.

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

Table 6 – Gain (Loss) on Mortgage Servicing Rights
(In thousands)

	Three Months Ended
	Mar. 31, 2025	Dec. 31, 2024	Mar. 31, 2024
Gain (loss) on mortgage hedge derivative contracts, net	$9,183	$(21,917)	$(9,357)
Gain (loss) on fair value option securities, net	325	(621)	(305)
Gain (loss) on economic hedge of mortgage servicing rights, net	9,508	(22,538)	(9,662)
Change in fair value of mortgage servicing rights	(7,240)	20,460	10,977
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges included in other operating revenue	2,268	(2,078)	1,315
Net interest expense on fair value option securities[1]	(71)	(79)	(155)
Total economic benefit (cost) of changes in the fair value of mortgage servicing rights, net of economic hedges	$2,197	$(2,157)	$1,160
1    Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Other Operating Expense

Other operating expense for the first quarter of 2025 totaled $347.5 million, consistent with the fourth quarter of 2024. Our efficiency ratio1 was 68.31% for the first quarter of 2025, compared to 65.61% in the prior quarter.
Table 7 – Other Operating Expense
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2024	Increase (Decrease)	% Increase (Decrease)
	Mar. 31, 2025	Dec. 31, 2024
Regular compensation	$120,323	$117,163	$3,160	3%	$113,913	$6,410	6%
Incentive compensation:
Cash-based	52,179	56,748	(4,569)	(8)%	49,956	2,223	4%
Share-based	6,266	5,865	401	7%	3,305	2,961	90%
Deferred compensation	(746)	2,441	(3,187)	N/A	4,450	(5,196)	N/A
Total incentive compensation	57,699	65,054	(7,355)	(11)%	57,711	(12)	—%
Employee benefits	36,163	28,458	7,705	27%	31,029	5,134	17%
Total personnel expense	214,185	210,675	3,510	2%	202,653	11,532	6%
Business promotion	8,818	9,365	(547)	(6)%	7,978	840	11%
Professional fees and services	13,269	15,175	(1,906)	(13)%	12,010	1,259	10%
Net occupancy and equipment	32,992	32,713	279	1%	30,293	2,699	9%
FDIC and other insurance	6,587	6,862	(275)	(4)%	8,740	(2,153)	(25)%
FDIC special assessment	523	(686)	1,209	N/A	6,454	(5,931)	N/A
Data processing and communications	47,578	48,024	(446)	(1)%	45,564	2,014	4%
Printing, postage, and supplies	3,639	3,699	(60)	(2)%	3,997	(358)	(9)%
Amortization of intangible assets	2,652	2,855	(203)	(7)%	3,003	(351)	(12)%
Mortgage banking costs	7,689	10,692	(3,003)	(28)%	6,355	1,334	21%
Other expense	9,597	8,282	1,315	16%	13,337	(3,740)	(28)%
Total other operating expense	$347,529	$347,656	$(127)	—%	$340,384	$7,145	2%

Average number of employees (full-time equivalent)	5,030	5,015	15	—%	4,936	94	2%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel Expense
Personnel expense increased $3.5 million compared to the fourth quarter of 2024. Employee benefits expense increased $7.7 million, primarily due to a seasonal increase in payroll taxes. Regular compensation costs grew $3.2 million due to standard annual merit increases effective for most employees in March. Cash-based incentive compensation decreased $4.6 million, primarily driven by reduced trading activity. Deferred compensation, which is offset by changes in the fair value of deferred compensation investments included in Other gains (losses), net, decreased $3.2 million, directly related to market movements.
Non-personnel Operating Expense
Non-personnel expense was $133.3 million, a decrease of $3.6 million. Lower prepayments led to a $3.0 million decrease in mortgage banking costs. Professional fees and services expense decreased $1.9 million, largely related to lower technology project costs. Other expense increased by $1.3 million due to higher operational losses.
1    See Explanation and Reconciliation of Non-GAAP Measures in "Non-GAAP Measures" section following.

Income Taxes

The effective tax rate was 22.61% for the first quarter of 2025, 22.39% for the fourth quarter of 2024, and 21.70% for the first quarter of 2024. When compared to the first and fourth quarter of 2024, the effective tax rate increased due to higher forecasted and actual pre-tax income.
Reportable Segments

We operate three principal segments: Commercial Banking, Consumer Banking, and Wealth Management. Commercial Banking includes lending, treasury and cash management services, and customer risk management products for small businesses, middle market, and larger commercial customers. Commercial Banking also includes the TransFund EFT network. Consumer Banking includes retail lending and deposit services, lending and deposit services to small business customers served through our consumer branch network, and all mortgage loan origination and servicing activities. Wealth Management provides fiduciary services, private banking services, insurance, and investment advisory services in all markets. Wealth Management also underwrites state and municipal securities and engages in brokerage and trading activities.

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

As shown in Table 8, net income before taxes attributable to our segments decreased $38.1 million compared to the fourth quarter of 2024. Net interest income decreased $23.4 million, primarily due to reduced loan spreads as the majority of our portfolio is floating rate and realized a full quarter impact of the fed funds rate cuts in the latter half of 2024. Other operating revenue decreased $19.5 million, primarily due to a decrease in brokerage and trading revenue driven by lower trading volumes and trading margin compression. Other operating expense decreased $8.2 million, primarily due to a combination of lower incentive compensation costs and decreased mortgage banking costs during the quarter. Corporate allocations increased $2.6 million.

Table 8 – Net Income Before Taxes by Segment
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2024	Increase (Decrease)	% Increase (Decrease)
	Mar. 31, 2025	Dec. 31, 2024
Commercial Banking	$139,983	$160,393	$(20,410)	(13)%	$161,516	$(21,533)	(13)%
Consumer Banking	22,122	23,580	(1,458)	(6)%	32,336	(10,214)	(32)%
Wealth Management	32,726	48,915	(16,189)	(33)%	33,050	(324)	(1)%
Subtotal	194,831	232,888	(38,057)	(16)%	226,902	(32,071)	(14)%
Funds Management and other	(40,068)	(57,454)	17,386	N/A	(120,013)	79,945	N/A
Total	$154,763	$175,434	$(20,671)	(12)%	$106,889	$47,874	45%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Commercial Banking

Commercial Banking contributed $140.0 million to consolidated net income before taxes in the first quarter of 2025, a decrease of $20.4 million, or 13%, compared to the fourth quarter of 2024.

Table 9 – Commercial Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2024	Increase (Decrease)	% Increase (Decrease)
	Mar. 31, 2025	Dec. 31, 2024
Net interest income from external sources	$231,423	$243,915	$(12,492)	(5)%	$280,251	$(48,828)	(17)%
Net interest expense from internal sources	(53,165)	(44,180)	(8,985)	(20)%	(76,256)	23,091	30%
Net interest income	178,258	199,735	(21,477)	(11)%	203,995	(25,737)	(13)%
Net loans charged off (recovered)	148	(115)	263	229%	4,160	(4,012)	(96)%
Net interest income after net loans charged off (recovered)	178,110	199,850	(21,740)	(11)%	199,835	(21,725)	(11)%
Other operating revenue	55,521	58,225	(2,704)	(5)%	50,173	5,348	11%
Personnel expense	48,051	49,592	(1,541)	(3)%	45,319	2,732	6%
Non-personnel expense	28,183	31,242	(3,059)	(10)%	24,776	3,407	14%
Total other operating expense	76,234	80,834	(4,600)	(6)%	70,095	6,139	9%
Corporate allocations	17,414	16,848	566	3%	18,397	(983)	(5)%
Net income before taxes	$139,983	$160,393	$(20,410)	(13)%	$161,516	$(21,533)	(13)%

Average assets	$21,400,745	$21,510,871	$(110,126)	(1)%	$21,652,694	$(251,949)	(1)%
Average loans	19,965,166	19,996,608	(31,442)	—%	20,067,170	(102,004)	(1)%
Average deposits	17,769,083	17,941,793	(172,710)	(1)%	15,730,241	2,038,842	13%
Average invested capital	2,147,530	2,146,616	914	—%	2,176,950	(29,420)	(1)%
Net interest income decreased $21.5 million, or 11%, primarily due to reduced loan spreads. Other operating revenue decreased $2.7 million due to a combination of lower loan syndication fees and reduced gains on merchant banking activities compared to the prior quarter.

Other operating expense decreased $4.6 million, or 6%, compared to the fourth quarter of 2024. Personnel expense decreased $1.5 million, or 3%, primarily due to lower incentive compensation costs during the quarter, and non-personnel expense decreased $3.1 million, or 10%, largely related to technology project costs.

Average outstanding loan balances attributed to Commercial Banking were relatively consistent with the prior quarter at $20.0 billion. See the Loans section of Management's Discussion and Analysis of Financial Condition and Results of Operations following for additional discussion of changes in commercial and commercial real estate loans, which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking declined by $173 million, or 1%, compared to the fourth quarter of 2024, to $17.8 billion. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of changes.

Consumer Banking

Consumer Banking provides retail banking services through four primary distribution channels: traditional branches, the 24-hour ExpressBank call center, internet banking, and mobile banking. Consumer Banking also conducts mortgage banking activities through offices located outside of our Consumer Banking markets.

Consumer Banking contributed $22.1 million to consolidated net income before taxes for the first quarter of 2025, a decrease of $1.5 million, or 6%, compared to the prior quarter.

Table 10 – Consumer Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2024	Increase (Decrease)	% Increase (Decrease)
	Mar. 31, 2025	Dec. 31, 2024
Net interest income from external sources	$8,740	$6,655	$2,085	31%	$7,350	$1,390	19%
Net interest income from internal sources	48,512	58,830	(10,318)	(18)%	56,785	(8,273)	(15)%
Net interest income	57,252	65,485	(8,233)	(13)%	64,135	(6,883)	(11)%
Net loans charged off	1,517	993	524	53%	1,808	(291)	(16)%
Net interest income after net loans charged off	55,735	64,492	(8,757)	(14)%	62,327	(6,592)	(11)%
Other operating revenue	39,058	33,872	5,186	15%	37,628	1,430	4%
Personnel expense	25,837	24,799	1,038	4%	25,236	601	2%
Non-personnel expense	31,399	35,111	(3,712)	(11)%	28,211	3,188	11%
Total other operating expense	57,236	59,910	(2,674)	(4)%	53,447	3,789	7%
Corporate allocations	15,435	14,874	561	4%	14,172	1,263	9%
Net income before taxes	$22,122	$23,580	$(1,458)	(6)%	$32,336	$(10,214)	(32)%

Average assets	$8,201,821	$8,238,609	$(36,788)	—%	$7,928,757	$273,064	3%
Average loans	2,206,553	2,147,058	59,495	3%	1,913,586	292,967	15%
Average deposits	8,154,762	8,197,577	(42,815)	(1)%	7,901,167	253,595	3%
Average invested capital	322,204	319,842	2,362	1%	295,202	27,002	9%

Net interest income from Consumer Banking decreased by $8.2 million, or 13%, from the prior quarter largely due to a reduction in the spread on deposits. Other operating revenue increased $5.2 million, or 15%, partially due to an increase in mortgage banking revenue from higher production volumes. The net benefit of the changes in the fair value of mortgage servicing rights and related economic hedges was $2.2 million compared to a net cost of $2.2 million for the fourth quarter of 2024. Other operating expense decreased $2.7 million, or 4%, primarily due to lower mortgage banking costs.

Average loans increased $59 million, or 3%, over the prior quarter, to $2.2 billion. Average deposits attributed to the Consumer Banking segment were largely unchanged from the previous quarter. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of the changes.

Wealth Management

Wealth Management contributed $32.7 million to consolidated net income before taxes in the first quarter of 2025, a decrease of $16.2 million, or 33%, compared to the fourth quarter of 2024.

Table 11 – Wealth Management
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2024	Increase (Decrease)	% Increase (Decrease)
	Mar. 31, 2025	Dec. 31, 2024
Net interest income from external sources	$13,942	$6,696	$7,246	108%	$2,635	$11,307	429%
Net interest income from internal sources	30,560	31,448	(888)	(3)%	25,763	4,797	19%
Net interest income	44,502	38,144	6,358	17%	28,398	16,104	57%
Net loans recovered	(8)	(10)	(2)	(20)%	(15)	(7)	(47)%
Net interest income after net loans recovered	44,510	38,154	6,356	17%	28,413	16,097	57%
Other operating revenue	96,336	118,310	(21,974)	(19)%	118,704	(22,368)	(19)%
Personnel expense	67,245	69,944	(2,699)	(4)%	63,549	3,696	6%
Non-personnel expense	27,021	25,252	1,769	7%	35,739	(8,718)	(24)%
Total other operating expense	94,266	95,196	(930)	(1)%	99,288	(5,022)	(5)%
Corporate allocations	13,854	12,353	1,501	12%	14,779	(925)	(6)%
Income before taxes	$32,726	$48,915	$(16,189)	(33)%	$33,050	$(324)	(1)%

Average assets	$11,367,435	$10,775,744	$591,691	5%	$10,508,821	$858,614	8%
Average loans	2,187,599	2,160,588	27,011	1%	2,198,803	(11,204)	(1)%
Average deposits	10,702,521	9,983,232	719,289	7%	9,237,965	1,464,556	16%
Average invested capital	330,846	327,351	3,495	1%	323,172	7,674	2%

Combined net interest income and fee revenue decreased $15.6 million, or 10%, compared to the fourth quarter of 2024, primarily driven by lower U.S. agency residential mortgage-backed securities trading volumes and tightened spreads as client demand was muted given the current market conditions. During the first quarter of 2025, trading-related fee revenue began to shift to net interest income due to the steepening of the yield curve. Personnel expense decreased $2.7 million, or 4%, largely due to reduced sales-based incentive compensation expense driven by decreased trading activity. Non-personnel expense increased $1.8 million, or 7%, led by increased data processing and communications expense.

Average outstanding loans attributed to the Wealth Management segment increased $27 million, or 1%, to $2.2 billion compared to the prior quarter. Average Wealth Management deposits increased $719 million, or 7%, to $10.7 billion. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of the changes.

Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity, and comply with regulatory requirements. Securities are classified as trading, investment (held-to-maturity), or available-for-sale. See Note 2 to the Consolidated Financial Statements for the composition of the securities portfolio as of March 31, 2025, and December 31, 2024.

We hold an inventory of trading securities in support of sales to a variety of customers, including banks, corporations, insurance companies, money managers, and others. Trading securities increased $953 million to $5.9 billion during the first quarter of 2025. As discussed in the Market Risk section of this report, trading activities involve risk of loss from adverse price movement. We mitigate this risk within board-approved limits through the use of derivative contracts, short-sales, and other techniques.

At March 31, 2025, the carrying value of investment securities was $2.0 billion, including a $193 thousand allowance for expected credit losses, compared to $2.0 billion at December 31, 2024, with a $223 thousand allowance for expected credit losses. The fair value of investment securities was $1.8 billion at March 31, 2025, a $30 million decrease compared to the prior quarter. Investment securities consist primarily of residential mortgage-backed securities issued by U.S. government agencies, intermediate and long-term, fixed-rate Oklahoma and Texas municipal bonds, and taxable Texas school construction bonds.

AFS securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders' equity. The amortized cost of AFS securities totaled $13.5 billion at March 31, 2025, a $77 million increase compared to December 31, 2024. At March 31, 2025, the AFS securities portfolio consisted primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Both residential and commercial mortgage-backed securities have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or contraction in the form of more rapid prepayments during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined residential mortgage-backed securities portfolio held in investment and AFS securities was 3.5 years as of March 31, 2025, compared to 3.6 years as of December 31, 2024. Management estimates the duration extends to 4.2 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 2.4 years assuming a 200 basis point decline in the current rate environment. The duration of the total investment portfolio is 3.2 years, extending to 3.7 years in an upward shock of 200 basis points and contracting to 2.4 years in a down 200 basis point shock scenario. Management also regularly monitors the impact of interest rate risk on the AFS securities portfolio on our tangible equity ratio under various shock scenarios.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $23.7 billion at March 31, 2025, a decrease of $424 million compared to December 31, 2024. A decrease in commercial loans, primarily driven by energy balances, was partially offset by growth in commercial real estate loans and loans to individuals.

Table 12 – Loans
(In thousands)

	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	June 30, 2024	Mar. 31, 2024
Commercial:
Healthcare	$3,789,446	$3,967,533	$4,149,069	$4,231,058	$4,245,939
Services	3,704,834	3,643,203	3,573,670	3,577,144	3,529,421
Energy	2,860,330	3,254,724	3,126,635	3,451,485	3,443,719
General business	4,048,821	4,164,676	4,028,548	4,363,722	3,913,788
Total commercial	14,403,431	15,030,136	14,877,922	15,623,409	15,132,867

Commercial real estate:
Multifamily	2,336,312	2,237,064	2,109,445	1,997,282	1,960,839
Industrial	1,163,089	1,127,867	1,270,928	1,214,991	1,343,970
Office	704,688	755,838	815,966	876,897	901,105
Retail	497,579	485,926	521,874	547,706	543,735
Residential construction and land development	105,190	109,120	105,048	88,252	83,906
Other commercial real estate	356,678	342,637	365,394	358,447	403,122
Total commercial real estate	5,163,536	5,058,452	5,188,655	5,083,575	5,236,677

Loans to individuals:
Residential mortgage	2,471,345	2,436,958	2,370,293	2,281,226	2,192,584
Residential mortgage guaranteed by U.S. government agencies	133,453	136,649	127,747	131,825	139,456
Personal	1,518,723	1,452,529	1,420,444	1,433,546	1,470,976
Total loans to individuals	4,123,521	4,026,136	3,918,484	3,846,597	3,803,016

Total	$23,690,488	$24,114,724	$23,985,061	$24,553,581	$24,172,560

Commercial

Commercial loans represent loans for working capital, facilities acquisition or expansion, purchases of equipment, and other needs of commercial customers primarily located within our geographical footprint. These loans are underwritten individually and represent ongoing relationships based on a thorough knowledge of the customer, the customer's industry, and the market. While commercial loans are generally secured by the customer's assets including real property, inventory, accounts receivable, operating equipment, interests in mineral rights, and other property and may also include personal guarantees of the owners and related parties, the primary source of repayment of the loans is the ongoing cash flow from operations of the customer's business. In addition, revolving lines of credit are generally governed by a borrowing base. Inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with commercial lending policies.

Commercial loans totaled $14.4 billion, or 61% of the loan portfolio, at March 31, 2025, a $627 million decrease compared to December 31, 2024, primarily due to a decrease in energy, healthcare, and general business loan balances.

Approximately 70% of loans in this segment are located within our geographic footprint based on collateral location. Loans for which the collateral location is less relevant, such as unsecured loans and reserve-based energy loans, are categorized by the borrower's primary operating location. The largest concentration of loans in this segment outside of our footprint is California, totaling 6% of the segment.

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

Outstanding energy loan balances totaled $2.9 billion, or 12% of total loans, at March 31, 2025, a $394 million decrease compared to December 31, 2024. This decrease was primarily due to a more accommodative public debt market for the energy industry and merger activity in the sector.

Approximately $2.3 billion of energy loans were to oil and gas producers, a $333 million decrease compared to December 31, 2024. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. Approximately 72% of committed production loans are secured by properties primarily producing oil, and 28% of the committed production loans are secured by properties primarily producing natural gas.

Loans to midstream oil and gas companies totaled $343 million at March 31, 2025, a $53 million decrease compared to December 31, 2024. Loans to borrowers that provide services to the energy industry totaled $215 million at March 31, 2025, a decrease of $9.8 million compared to the prior quarter. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales, totaled $42 million, relatively unchanged compared to December 31, 2024.

Unfunded energy loan commitments were $4.4 billion at March 31, 2025, a $16 million increase over December 31, 2024.

The healthcare sector of the loan portfolio totaled $3.8 billion, or 16% of total loans. Healthcare loans decreased $178 million compared to December 31, 2024. Healthcare sector loans consist primarily of $3.1 billion of loans for the development and operation of senior housing and care facilities including independent living, assisted living, and skilled nursing. Generally we loan to borrowers with a portfolio of multiple facilities that serves to help diversify risks specific to a single facility.
The services sector of the loan portfolio totaled $3.7 billion, or 16% of total loans, a $62 million increase over the prior quarter. Services sector loans consist of a large number of loans to a variety of businesses including Native American tribal and state and local municipal government entities, Native American tribal casino operations, foundations and not-for-profit organizations, specialty trade contractors, and educational services. Services sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer's business.

General business loans totaled $4.0 billion, or 17% of total loans, a decrease of $116 million compared to the prior quarter. General business loans consist of $2.4 billion of wholesale/retail loans and $1.6 billion of loans from other commercial industries.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of $100 million or more and with three or more non-affiliated banks as participants. At March 31, 2025, the outstanding principal balance of these loans totaled $5.4 billion, including $1.9 billion of energy loans. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 17% of our shared national credits, based on dollars committed. We hold shared national credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management's quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

Commercial Real Estate

Commercial real estate represents loans for the construction of buildings or other improvements to real estate and property held by borrowers for investment purposes generally within our geographical footprint. We require collateral values in excess of the loan amounts, demonstrated cash flows in excess of expected debt service requirements, equity investment in the project, and a portion of the project already sold, leased, or permanent financing already secured. The expected cash flows from all significant new or renewed income producing property commitments are stress tested to reflect the risks in varying interest rates, vacancy rates and rental rates. As with commercial loans, inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with applicable lending policies.

Outstanding commercial real estate loan balances totaled $5.2 billion, or 22% of total loans at March 31, 2025, an increase of $105 million over December 31, 2024. Loans secured by multifamily properties increased by $99 million to $2.3 billion and loans secured by industrial facilities increased by $35 million to $1.2 billion. These increases were partially offset by a $51 million decrease in loans secured by office facilities.

Approximately 69% of loans in this segment are in our geographic footprint based on collateral location. The largest concentration of loans in this segment outside our footprint is Utah, totaling 7% of the segment. All other states represent less than 5% individually.

Unfunded commercial real estate loan commitments were $1.9 billion at March 31, 2025, a decrease of $45 million compared to December 31, 2024. We take a disciplined approach to managing our concentration of commercial real estate loan commitments as a percentage of capital.
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

Loans to individuals totaled $4.1 billion, or 17% of the loan portfolio, an increase of $97 million over December 31, 2024. Approximately 90% of the loans in this segment are secured by collateral located within our geographical footprint. Loans for which the collateral location is less relevant, such as unsecured loans, are categorized by the borrower's primary location.

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Company are centrally managed by the Oklahoma market.

Table 13 – Loans Managed by Primary Geographical Market
(In thousands)

	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	June 30, 2024	Mar. 31, 2024
Texas:
Commercial	$6,953,714	$7,411,416	$7,437,800	$7,879,143	$7,515,070
Commercial real estate	1,864,345	1,731,281	1,816,276	1,754,087	1,935,728
Loans to individuals	929,825	918,994	880,213	908,920	964,464
Total Texas	9,747,884	10,061,691	10,134,289	10,542,150	10,415,262

Oklahoma:
Commercial	3,380,680	3,585,592	3,440,385	3,619,136	3,478,146
Commercial real estate	521,992	513,101	557,025	556,971	605,419
Loans to individuals	2,548,549	2,440,874	2,367,725	2,273,240	2,176,268
Total Oklahoma	6,451,221	6,539,567	6,365,135	6,449,347	6,259,833

Colorado:
Commercial	2,246,388	2,188,324	2,175,540	2,220,887	2,244,416
Commercial real estate	706,154	759,168	835,478	806,522	766,100
Loans to individuals	210,531	213,768	216,938	217,990	221,291
Total Colorado	3,163,073	3,161,260	3,227,956	3,245,399	3,231,807

Arizona:
Commercial	1,115,085	1,082,829	1,064,380	1,104,875	1,149,394
Commercial real estate	1,084,967	1,098,174	1,115,928	1,045,837	1,007,972
Loans to individuals	218,093	215,531	218,340	208,419	218,664
Total Arizona	2,418,145	2,396,534	2,398,648	2,359,131	2,376,030

Kansas/Missouri:
Commercial	298,410	305,957	306,370	336,232	320,609
Commercial real estate	533,335	515,511	438,424	482,249	497,036
Loans to individuals	147,651	164,638	158,524	157,750	141,767
Total Kansas/Missouri	979,396	986,106	903,318	976,231	959,412

New Mexico:
Commercial	324,321	325,246	324,605	318,711	317,651
Commercial real estate	381,775	402,217	386,037	367,678	352,559
Loans to individuals	57,926	60,703	64,511	67,747	67,814
Total New Mexico	764,022	788,166	775,153	754,136	738,024

Arkansas:
Commercial	84,833	130,772	128,842	144,425	107,581
Commercial real estate	70,968	39,000	39,487	70,231	71,863
Loans to individuals	10,946	11,628	12,233	12,531	12,748
Total Arkansas	166,747	181,400	180,562	227,187	192,192

Total BOK Financial loans	$23,690,488	$24,114,724	$23,985,061	$24,553,581	$24,172,560

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

Table 14 – Off-Balance Sheet Credit Commitments
(In thousands)

	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	June 30, 2024	Mar. 31, 2024
Loan commitments	$14,546,324	$14,735,416	$14,555,282	$14,114,288	$14,433,786
Standby letters of credit	697,793	703,194	735,420	736,527	733,903
Unpaid principal balance of residential mortgage loans sold with recourse	32,544	33,864	35,140	36,582	37,891
Unpaid principal balance of residential mortgage loans transferred into mortgage-backed securities guaranteed by VA	902,670	913,977	933,989	942,658	950,115
Customer Hedging Programs

We offer programs that permit our customers to hedge various risks, including fluctuations in energy prices, interest rates, foreign exchange rates, and other commodities with derivative contracts. Each of these programs work essentially the same way. Derivative contracts are executed between the customers and the Company. Offsetting contracts are executed between the Company and selected counterparties to minimize market risk due to changes in commodity prices, interest rates, or foreign exchange rates. The counterparty contracts are identical to the customer contracts except for a fixed pricing spread or a fee paid to us as compensation for administrative costs, credit risk, and profit.

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

Counterparty credit risk is evaluated through existing policies and procedures. This evaluation considers the total relationship between BOK Financial and each of the counterparties. Individual limits are established by management, approved by Credit Administration, and reviewed by the Asset/Liability Committee. Margin collateral is required if the exposure between the Company and any counterparty exceeds established limits. Based on declines in the counterparties' credit ratings, these limits may be reduced and additional margin collateral may be required.

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

Derivative contracts are carried at fair value. At March 31, 2025, the net fair value of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $428 million compared to $242 million at December 31, 2024. At March 31, 2025, the net fair value of our derivative contracts included $312 million for energy contracts, $61 million for foreign exchange contracts, and $55 million for interest rate swaps. The aggregate net fair value of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $386 million at March 31, 2025, and $205 million at December 31, 2024.

At March 31, 2025, total derivative assets were reduced by $59 million of cash collateral received from counterparties and total derivative liabilities were reduced by $215 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement. Derivative contracts executed with customers may be secured by non-cash collateral in conjunction with a credit agreement with that customer, such as proven producing oil and gas properties. Access to this collateral in an event of default is reasonably assured.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at March 31, 2025, follows in Table 15.

Table 15 – Fair Value of Derivative Contracts
(In thousands)

Exchanges and clearing organizations	$279,896
Customers	46,320
Banks and other financial institutions	42,839
Fair value of customer risk management program asset derivative contracts, net	$369,055

At March 31, 2025, our largest derivative exposure was to an exchange for $74 million of net energy derivative positions and $93 million of cash margin placed with the exchange.

Our customer hedging program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits which may incur additional funding costs. Also, changes in commodity prices affect risk-weighted assets and total assets which in turn impacts regulatory capital ratios. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices to an equivalent of $56.36 per barrel of oil would decrease the fair value of derivative assets by $261 million, with lending customers comprising the bulk of the assets. An increase in prices to an equivalent of $86.60 per barrel of oil would increase the fair value of derivative assets by $740 million as asset values rise faster than margin paid. Liquidity requirements of this program may also be affected by our credit rating. At March 31, 2025, a decrease in our credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $10 million.

The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of March 31, 2025, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.

Summary of Credit Loss Experience

Table 16 – Summary of Credit Loss Experience
(Dollars in thousands)

	Three Months Ended
	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	June 30, 2024	Mar. 31, 2024
Allowance for loan losses:
Beginning balance	$280,035	$284,456	$287,826	$281,623	$277,123
Loans charged off	(2,291)	(1,339)	(2,496)	(7,940)	(7,060)
Recoveries of loans previously charged off	1,186	811	2,550	995	1,600
Net loans charged off	(1,105)	(528)	54	(6,945)	(5,460)
Provision for credit losses	(336)	(3,893)	(3,424)	13,148	9,960
Ending balance	$278,594	$280,035	$284,456	$287,826	$281,623

Accrual for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$51,640	$47,766	$42,336	$47,319	$48,977
Provision for credit losses	448	3,874	5,430	(4,983)	(1,658)
Ending balance	$52,088	$51,640	$47,766	$42,336	$47,319

Accrual for off-balance sheet credit risk associated with mortgage banking activities:
Beginning balance	$3,148	$3,087	$3,069	$3,224	$3,492
Net loans charged off	(6)	31	(29)	(2)	(3)
Provision for credit losses	(82)	30	47	(153)	(265)
Ending balance	$3,060	$3,148	$3,087	$3,069	$3,224

Allowance for credit losses related to investment (held-to-maturity) securities:
Beginning balance	$223	$234	$287	$299	$336
Provision for credit losses	(30)	(11)	(53)	(12)	(37)
Ending balance	$193	$223	$234	$287	$299

Total provision for credit losses	$—	$—	$2,000	$8,000	$8,000
Average loans by portfolio segment:
Commercial	$14,633,090	$14,973,929	$15,076,308	$15,516,238	$14,992,639
Commercial real estate	5,245,867	5,039,535	5,257,842	5,048,704	5,188,152
Loans to individuals	4,189,270	4,011,080	3,970,734	3,820,211	3,767,776
Net charge-offs (annualized) to average loans	0.02%	0.01%	—%	0.11%	0.09%
Net charge-offs (annualized) to average loans by portfolio segment:
Commercial	0.02%	—%	(0.02)%	0.15%	0.09%
Commercial real estate	(0.01)%	—%	(0.02)%	0.01%	0.10%
Loans to individuals	0.05%	0.04%	0.09%	0.08%	0.10%
Recoveries to gross charge-offs	51.77%	60.57%	102.16%	12.53%	22.66%
Provision for loan losses (annualized) to average loans	(0.01)%	(0.06)%	(0.06)%	0.22%	0.17%
Allowance for loan losses to loans outstanding at period end	1.18%	1.16%	1.19%	1.17%	1.17%
Accrual for unfunded loan commitments to loan commitments	0.36%	0.35%	0.33%	0.30%	0.33%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period end	1.40%	1.38%	1.39%	1.34%	1.36%

Allowance for Loan Losses and Accrual for Off-Balance Sheet Credit Risk from Unfunded Loan Commitments
Expected credit losses on assets carried at amortized cost are recognized over their expected lives based on models that measure the probability of default and loss given default over a 12-month reasonable and supportable forecast period. Models incorporate base case, downside, and upside macroeconomic variables such as real GDP growth, civilian unemployment rate, commercial real estate vacancy rates, and WTI oil prices on a probability weighted basis. See Note 4 to the Consolidated Financial Statements for additional discussion of methodology of allowance for loan losses.
Non-pass grade loans, including loans especially mentioned, accruing substandard, and nonaccruing loans, decreased $70 million compared to December 31, 2024. Non-pass grade commercial real estate loans decreased $57 million and non-pass grade general business loans decreased $17 million. While nonaccruing loans increased $37 million during the quarter, loans especially mentioned decreased $83 million and accruing substandard loans decreased $23 million. A summary of outstanding loan balances by risk grade is included in Note 4 to the Consolidated Financial Statements.
No provision for credit losses was necessary for the first quarter of 2025. A worse economic outlook compared to the prior quarter was offset by decreased loan balances and further improvements in portfolio credit quality during the quarter. The allowance for loan losses totaled $279 million, or 1.18% of outstanding loans, at March 31, 2025. Excluding residential mortgage loans guaranteed by U.S. government agencies, the allowance for loan losses was 363% of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $331 million, or 1.40% of outstanding loans and 431% of nonaccruing loans, at March 31, 2025.
The probability weighting of all scenarios in our reasonable and supportable forecast remained unchanged compared to the prior quarter. The sensitivity to management's economic scenario weighting may be quantified by comparing the results of weighting each economic scenario at 100%. For example, compared to a 100% base case scenario, a 100% downside case would result in an additional $206 million in quantitative reserve, while a 100% upside case would result in $27 million less quantitative reserve at March 31, 2025. Such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related allowance.
No provision for credit losses was necessary for the fourth quarter of 2024. The allowance for loan losses was $280 million, or 1.16% of outstanding loans at December 31, 2024. Excluding residential mortgage loans guaranteed by U.S. government agencies, the allowance for loan losses was 701% of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $332 million, or 1.38% of outstanding loans and 831% of nonaccruing loans.

A summary of macroeconomic variables considered in developing our estimate of expected credit losses at March 31, 2025 follows:

	Base	Downside	Upside
Scenario probability weighting	50%	30%	20%
Economic outlook
There are two rate cuts over the next four quarters, bringing the federal funds target range to 3.75% to 4.00% by the end of the first quarter of 2026.

Improvement in core inflation slows and reaches 3.0% by the first quarter of 2026.

The impact of tariffs and restrictive immigration policies result in higher-than-average inflation. This leads to a decrease in real consumer spending and generates GDP growth that is slightly below trend. However, businesses avoid broad layoffs due to the elevated expense of hiring which stabilizes the national unemployment rate.

The Federal Reserve is forced to adopt an accommodative monetary policy compared to the base case scenario and cut the federal funds rate significantly to encourage economic activity and job creation. In total, there are eight rate cuts over the next four quarters bringing the target range to 2.25% to 2.50% by the end of the first quarter of 2026.

Widespread tariffs and restrictive immigration policies accelerate inflation and reduce real wages. This results in a significant decrease in consumer spending, which is compounded by a restrictive credit environment and declines in private sector investment. This pushes the United States into a recession with a contraction in economic activity and a sharp increase in the unemployment rate.

There are three rate cuts over the next four quarters, bringing the target range to 3.50% to 3.75% by the end of the first quarter of 2026.

Core inflation continues to improve from the previous peaks and reaches 2.4% by the first quarter of 2026.

The impact of tariffs and restrictive immigration policies is relatively minor beyond the first quarter of 2025. Labor force participation, non-farm payroll growth, and private sector investment remain consistent with recent levels. This supports consumer spending and generates on-trend GDP growth.

Macro-economic factors
–GDP is forecasted to grow by 1.9% over the next 12 months.
–Civilian unemployment rate in the second quarter of 2025 remains at 4.2% through the first quarter of 2026.
–WTI oil prices are projected to generally follow the NYMEX forward curve that existed at the end of March 2025 and are expected to average $64.46 per barrel over the next 12 months.

–GDP is forecasted to contract 1.8% over the next twelve months.
–Civilian unemployment rate of 4.8% in the second quarter of 2025 increases to 6.6% in the first quarter of 2026.
–WTI oil prices are projected to average $46.41 over the next 12 months, with a peak of $50.03 in the second quarter of 2025 and falling 14% over the following three quarters.

–GDP is forecasted to grow by 2.2% over the next 12 months.
–Civilian unemployment rate of 4.1% in the second quarter of 2025 decreases to 3.9% by the first quarter of 2026.
–WTI oil prices are projected to average $64.23 per barrel over the next 12 months.

Net Loans Charged Off

Net charge-offs were $1.1 million, or 0.02% of average loans on an annualized basis, in the first quarter. Net charge-offs of loans to individuals include deposit account overdraft losses. Net charge-offs were $528 thousand, or 0.01% of average loans on an annualized basis, in the fourth quarter of 2024.

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

Table 17 – Nonperforming Assets
(Dollars in thousands)

	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	June 30, 2024	Mar. 31, 2024
Nonaccruing loans:
Commercial:
Healthcare	$29,253	$13,717	$15,927	$20,845	$49,307
Services	13,662	767	1,425	3,165	3,319
Energy	49	49	28,986	28,668	14,991
General business	103	114	5,334	5,756	7,003
Total commercial	43,067	14,647	51,672	58,434	74,620

Commercial real estate	13,125	9,905	12,364	12,883	22,087

Loans to individuals:
Residential mortgage	20,502	15,261	13,688	12,627	13,449
Residential mortgage guaranteed by U.S. government agencies	6,786	6,803	6,520	6,617	9,217
Personal	40	109	71	122	142
Total loans to individuals	27,328	22,173	20,279	19,366	22,808
Total nonaccruing loans	83,520	46,725	84,315	90,683	119,515
Real estate and other repossessed assets	1,769	2,254	2,625	2,334	2,860
Total nonperforming assets	$85,289	$48,979	$86,940	$93,017	$122,375
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$78,503	$42,176	$80,420	$86,400	$113,158

Allowance for loan losses to nonaccruing loans[1]	363.06%	701.46%	365.65%	342.38%	255.33%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to nonaccruing loans[1]	430.95%	830.81%	427.05%	392.74%	298.23%
Nonperforming assets to outstanding loans and repossessed assets	0.36%	0.20%	0.36%	0.38%	0.51%
Nonperforming assets to outstanding loans and repossessed assets[1]	0.33%	0.18%	0.34%	0.35%	0.47%
Nonaccruing loans to outstanding loans	0.35%	0.19%	0.35%	0.37%	0.49%
Nonaccruing commercial loans to outstanding commercial loans	0.30%	0.10%	0.35%	0.37%	0.49%
Nonaccruing commercial real estate loans to outstanding commercial real estate loans	0.25%	0.20%	0.24%	0.25%	0.42%
Nonaccruing loans to individuals to outstanding loans to individuals[1]	0.51%	0.40%	0.36%	0.34%	0.37%
1     Excludes residential mortgages guaranteed by U.S. government agencies.
Nonaccruing loans increased $37 million over December 31, 2024. New nonaccruing loans identified in the first quarter totaled $39 million, partially offset by $2.0 million in payments received and $2.3 million in charge-offs. Nonaccruing healthcare loans increased $16 million and nonaccruing services loans increased $13 million. The Company generally retains nonperforming assets to maximize potential recovery, which may cause future nonperforming assets to decrease more slowly.

A rollforward of nonperforming assets for the three months ended March 31, 2025, follows in Table 18.

Table 18 – Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	March 31, 2025
	Nonaccruing Loans				Real Estate and Other Repossessed Assets	Total Nonperforming Assets
	Commercial	Commercial Real Estate	Loan to Individuals	Total
Balance, December 31, 2024	$14,647	$9,905	$22,173	$46,725	$2,254	$48,979
Additions	30,349	3,273	5,233	38,855	—	38,855
Payments	(844)	(53)	(1,066)	(1,963)	—	(1,963)
Charge-offs	(1,085)	—	(1,206)	(2,291)	—	(2,291)
Net gains (losses) and write-downs	—	—	—	—	(209)	(209)
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(73)	(73)	—	(73)
Proceeds from sales	—	—	—	—	(276)	(276)
Net transfers to nonaccruing loans	—	—	2,296	2,296	—	2,296
Return to accrual status	—	—	(29)	(29)	—	(29)
Balance, March 31, 2025	$43,067	$13,125	$27,328	$83,520	$1,769	$85,289
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

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets totaled $1.8 million at March 31, 2025, a decrease of $485 thousand compared to December 31, 2024. Real estate and other repossessed assets were composed primarily of $1.6 million of developed commercial real estate.
Liquidity and Capital

Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs. Based on the average balances for the first quarter of 2025, approximately 75% of our funding was provided by deposit accounts, 11% from borrowed funds, 11% from equity, and less than 1% from long-term subordinated debt. The loan to deposit ratio was 62% at March 31, 2025, compared to 63% at December 31, 2024, providing significant on-balance sheet liquidity to meet future loan demand and contractual obligations.

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

Average deposits for the first quarter of 2025 totaled $38.4 billion, a $540 million increase over the fourth quarter of 2024. Interest-bearing transaction account balances grew by $867 million. Demand deposit balances decreased $222 million and time deposit balances decreased $131 million compared to the prior quarter.

Table 19 – Average Deposits by Segment
(In thousands)

	Three Months Ended
	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	June 30, 2024	Mar. 31, 2024
Commercial Banking	$17,769,083	$17,941,793	$17,131,237	$16,189,003	$15,730,241
Consumer Banking	8,154,762	8,197,577	8,136,312	8,073,782	7,901,167
Wealth Management	10,702,521	9,983,232	9,837,888	9,551,307	9,237,965
Subtotal	36,626,366	36,122,602	35,105,437	33,814,092	32,869,373
Funds Management and other	1,732,712	1,696,512	1,654,860	1,839,131	2,156,518
Total	$38,359,078	$37,819,114	$36,760,297	$35,653,223	$35,025,891

Average Commercial Banking deposits decreased $173 million compared to the fourth quarter of 2024, primarily due to a $179 million decrease in demand deposit balances. Interest-bearing transaction and time deposit balances were consistent with the prior quarter. Our Commercial deposit portfolio is highly diversified across industries and customers. The highest concentration by industry within our Commercial deposit portfolio is our energy customers representing 9% of our total deposits.

Average Consumer Banking deposit balances decreased $43 million compared to the prior quarter. Interest-bearing transaction account balances decreased $48 million and demand deposit balances decreased $26 million. Interest-bearing savings account balances were up $25 million over the prior quarter and certificate of deposits balances were largely unchanged.

Average Wealth Management deposits increased $719 million over the fourth quarter of 2024. Interest-bearing transaction account balances increased $836 million. Demand deposit balances decreased $68 million and time deposit balances decreased $51 million.

Average brokered deposits were 5% of total average deposits during the first quarter of 2025. Excluding the reciprocal component, brokered deposits represented 1% of total deposits. Reciprocal deposit balances in excess of the $5 billion general threshold defined by the FDIC are included as brokered deposits. Growth in brokered deposits during the quarter was primarily related to growth in reciprocal deposit balances. Average interest-bearing transaction accounts for the first quarter included $1.9 billion of brokered deposits, a $603 million increase over the fourth quarter of 2024. Average time deposits for the first quarter of 2025 included $16 million of brokered deposits, a $327 million decrease compared to the fourth quarter of 2024. Period end brokered interest-bearing transaction accounts decreased $558 million to $1.5 billion and brokered time deposits remained consistent at $16 million at March 31, 2025.

The distribution of our period end deposit account balances among principal markets follows in Table 20.

Table 20 – Period End Deposits by Principal Market Area
(In thousands)

	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	June 30, 2024	Mar. 31, 2024
Oklahoma:
Demand	$3,629,708	$3,618,771	$3,491,996	$3,721,009	$3,365,529
Interest-bearing:
Transaction	13,891,707	13,352,732	12,474,626	12,115,793	12,362,193
Savings	525,424	497,443	490,957	496,289	509,775
Time	2,089,744	2,138,620	2,462,463	2,157,778	2,136,583
Total interest-bearing	16,506,875	15,988,795	15,428,046	14,769,860	15,008,551
Total Oklahoma	20,136,583	19,607,566	18,920,042	18,490,869	18,374,080

Texas:
Demand	2,187,903	2,216,393	2,228,690	2,448,433	2,201,561
Interest-bearing:
Transaction	5,925,285	6,205,605	6,191,794	5,425,670	5,125,834
Savings	155,777	154,112	152,392	150,812	157,108
Time	633,538	646,490	648,796	626,724	605,526
Total interest-bearing	6,714,600	7,006,207	6,992,982	6,203,206	5,888,468
Total Texas	8,902,503	9,222,600	9,221,672	8,651,639	8,090,029

Colorado:
Demand	1,082,304	1,159,076	1,195,637	1,244,848	1,316,971
Interest-bearing:
Transaction	1,988,258	2,089,475	1,935,685	1,921,671	1,951,232
Savings	58,318	59,244	56,275	61,184	63,675
Time	274,235	280,081	279,887	261,237	237,656
Total interest-bearing	2,320,811	2,428,800	2,271,847	2,244,092	2,252,563
Total Colorado	3,403,115	3,587,876	3,467,484	3,488,940	3,569,534

New Mexico:
Demand	631,950	659,234	628,594	661,677	683,643
Interest-bearing:
Transaction	1,283,998	1,305,044	1,275,502	1,323,750	1,085,946
Savings	96,969	90,580	90,867	92,910	95,944
Time	344,827	347,443	336,830	314,133	298,556
Total interest-bearing	1,725,794	1,743,067	1,703,199	1,730,793	1,480,446
Total New Mexico	2,357,744	2,402,301	2,331,793	2,392,470	2,164,089

Arizona:
Demand	451,085	418,587	435,553	448,587	502,143
Interest-bearing:
Transaction	1,312,979	1,277,494	1,237,811	1,227,895	1,181,539
Savings	11,125	12,336	11,228	11,542	12,024
Time	70,758	70,390	59,508	56,102	46,962
Total interest-bearing	1,394,862	1,360,220	1,308,547	1,295,539	1,240,525
Total Arizona	1,845,947	1,778,807	1,744,100	1,744,126	1,742,668

	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	June 30, 2024	Mar. 31, 2024
Kansas/Missouri:
Demand	279,808	277,440	255,950	291,045	316,041
Interest-bearing:
Transaction	1,202,107	1,169,541	1,134,544	1,040,114	985,706
Savings	14,504	12,158	11,896	14,998	13,095
Time	36,307	37,210	35,316	32,921	30,411
Total interest-bearing	1,252,918	1,218,909	1,181,756	1,088,033	1,029,212
Total Kansas/Missouri	1,532,726	1,496,349	1,437,706	1,379,078	1,345,253

Arkansas:
Demand	25,738	22,396	23,824	24,579	28,168
Interest-bearing:
Transaction	57,696	55,215	62,249	52,149	55,735
Savings	2,602	2,944	3,092	2,754	2,776
Time	17,019	15,176	15,156	15,040	11,215
Total interest-bearing	77,317	73,335	80,497	69,943	69,726
Total Arkansas	103,055	95,731	104,321	94,522	97,894
Total BOK Financial deposits	$38,281,673	$38,191,230	$37,227,118	$36,241,644	$35,383,547

Estimated uninsured deposits totaled $20.7 billion, or 54% of our total deposits, at March 31, 2025. In addition to insured deposits, we also hold $4.4 billion of collateralized deposits. Municipalities, Native American tribal governments, and certain trust-related deposits are all required to be collateralized. Excluding the impact of collateralized deposits and deposits related to consolidated subsidiaries, our uninsured and uncollateralized deposit level is $15.4 billion, or 40% of total deposits, at March 31, 2025.

In addition to deposits, liquidity is provided primarily by federal funds purchased, securities repurchase agreements, and Federal Home Loan Banks borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers' banks and Federal Home Loan Banks from across the country. The largest single source of wholesale federal funds purchased totaled $250 million at March 31, 2025. Securities repurchase agreements generally mature within 90 days and are secured by certain AFS and trading securities. Federal Home Loan Banks borrowings are generally short-term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and agency mortgage-backed securities, 1-4 family residential mortgage loans, multifamily, and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $4.6 billion during the quarter, compared to $4.5 billion in the fourth quarter of 2024.

At March 31, 2025, management estimates a total potential secured borrowing capacity of approximately $26.9 billion. This includes current available secured capacity of $21.9 billion from the use of programs available to U.S. banks from the Federal Home Loan Banks and Federal Reserve Banks and an estimated $5.0 billion of other sources that could be converted into additional secured capacity.

A summary of other borrowings for BOK Financial on a consolidated basis follows in Table 21.

Table 21 – Borrowed Funds
(Dollars in thousands)

		Three Months Ended March 31, 2025				Three Months Ended December 31, 2024
	Mar. 31, 2025	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	Dec. 31, 2024	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter
Funds purchased	$622,820	$601,916	3.93%	$629,149	$615,809	$724,653	4.94%	$709,424
Repurchase agreements	229,055	333,800	1.46%	257,010	677,047	351,747	1.39%	677,047
Other borrowings:
FHLB advances	3,100,000	4,587,502	4.55%	3,100,000	3,000,000	4,459,784	4.94%	3,000,000
GNMA repurchase liability	30,315	26,566	3.94%	32,097	17,628	17,074	3.94%	17,628
Other	20,863	12,334	7.22%	20,863	12,495	13,012	5.04%	13,283
Total other borrowings	3,151,178	4,626,402	4.57%		3,030,123	4,489,870	4.95%
Subordinated debentures[1]	131,186	131,188	6.44%	131,188	131,200	131,185	6.80%	131,200
Total other borrowed funds and subordinated debentures	$4,134,239	$5,693,306	4.36%		$4,454,179	$5,697,455	4.77%
1    Parent Company only.
BOKF, NA also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold into GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors if delinquent loans are not repurchased from the GNMA mortgage pools.
Parent Company

At March 31, 2025, cash and interest-bearing cash and cash equivalents held by the parent company totaled $349 million. The primary sources of liquidity for BOK Financial are cash on hand and dividends from BOKF, NA. Dividends from the bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At March 31, 2025, based upon the most restrictive limitations as well as management's internal capital policy, BOKF, NA could declare up to $432 million of dividends. Dividend constraints may be alleviated through increases in retained earnings, capital issuances, or changes in risk weighted assets. Future losses or increases in required regulatory capital at the bank could affect its ability to pay dividends to the parent company.

As a result of the acquisition of CoBiz Financial, we obtained $60 million of subordinated debt issued in June 2015 that will mature on June 25, 2030. We also acquired $72 million of junior subordinated debentures with maturity dates from
September 17, 2033 through September 30, 2035. The subordinated debentures are subject to early redemption prior to maturity. On April 23, 2025, BOK Financial redeemed $31 million of its 7.152% junior subordinated debt originally due on July 23, 2034. The redemption price was 100% of the principal amount, plus accrued interest up to the redemption date.

Our equity capital at March 31, 2025, was $5.8 billion, a $223 million increase compared to December 31, 2024. Net income less cash dividends paid increased equity $83 million during the first quarter of 2025. Changes in interest rates resulted in a $141 million improvement in the accumulated other comprehensive loss compared to December 31, 2024. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings including expected benefits from lower federal income tax rates, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt or perpetual preferred stock issuance, share repurchase, and stock and cash dividends.

On November 1, 2022, the board of directors authorized the Company to purchase up to five million common shares, subject to market conditions, securities law, and other regulatory compliance limitations. As of March 31, 2025, the Company had repurchased 3,467,020 shares under this authorization. The Company repurchased 10,000 shares of common stock at an average price of $98.45 per share in the first quarter of 2025. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.

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

Capital and other performance ratios for BOK Financial on a consolidated basis are presented in Table 22.

Table 22 – Capital and Performance Ratios

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer	Mar. 31, 2025	Dec. 31, 2024	Mar. 31, 2024
Capital:
Common equity Tier 1	4.50%	2.50%	7.00%	13.31%	13.03%	11.99%
Tier 1 capital	6.00%	2.50%	8.50%	13.31%	13.04%	12.00%
Total capital	8.00%	2.50%	10.50%	14.54%	14.21%	13.15%
Tier 1 leverage	4.00%	N/A	4.00%	10.02%	9.97%	9.42%

				Three Months Ended
				Mar. 31, 2025	Dec. 31, 2024	Mar. 31, 2024
Average total equity to average assets				11.10%	11.02%	10.30%
Tangible common equity ratio[1]				9.48%	9.17%	8.21%
Adjusted common tangible equity ratio[1]				9.23%	8.86%	7.92%

Performance Ratios:
Return on average equity				8.59%	9.71%	6.53%
Return on average tangible common equity[1]				10.63%	12.09%	8.31%
1    See Explanation and Reconciliation of Non-GAAP Measures following.

Off-Balance Sheet Arrangements

See Note 4 to the Consolidated Financial Statements for a discussion of the Company's significant off-balance sheet commitments.

Explanation and Reconciliation of Non-GAAP Measures

Table 23 provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 23 – Non-GAAP Measures
(Dollars in thousands)

	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	June 30, 2024	Mar. 31, 2024
Reconciliation of tangible common equity ratio and adjusted tangible common equity ratio:
Total shareholders' equity	$5,771,813	$5,548,353	$5,612,443	$5,229,130	$5,128,751
Less: Goodwill and intangible assets, net	1,088,813	1,091,537	1,095,954	1,098,777	1,101,643
Tangible common equity	4,683,000	4,456,816	4,516,489	4,130,353	4,027,108
Add: Unrealized loss on investment securities, net	(165,676)	(199,519)	(132,192)	(204,636)	(185,978)
Add: Tax effect on unrealized loss on investment securities, net	39,149	46,925	31,090	48,128	43,740
Adjusted tangible common equity	$4,556,473	$4,304,222	$4,415,387	$3,973,845	$3,884,870

Total assets	$50,472,189	$49,685,892	$50,081,985	$50,403,457	$50,160,380
Less: Goodwill and intangible assets, net	1,088,813	1,091,537	1,095,954	1,098,777	1,101,643
Tangible assets	$49,383,376	$48,594,355	$48,986,031	$49,304,680	$49,058,737

Tangible common equity ratio	9.48%	9.17%	9.22%	8.38%	8.21%
Adjusted tangible common equity ratio	9.23%	8.86%	9.01%	8.06%	7.92%

Reconciliation of return on average tangible common equity:
Total average shareholders' equity	$5,658,082	$5,575,583	$5,446,998	$5,146,785	$5,152,061
Less: Average goodwill and intangible assets, net	1,090,116	1,094,466	1,097,317	1,100,139	1,103,090
Average tangible common equity	$4,567,966	$4,481,117	$4,349,681	$4,046,646	$4,048,971

Net income attributable to BOK Financial Corporation shareholders	$119,777	$136,154	$139,999	$163,713	$83,703

Return on average tangible common equity	10.63%	12.09%	12.80%	16.27%	8.31%

Reconciliation of pre-provision net revenue:
Net income before taxes	$154,763	$175,434	$173,286	$211,035	$106,889
Add: Provision for expected credit losses	—	—	2,000	8,000	8,000
Less: Net income (loss) attributable to non-controlling interests	(6)	—	(26)	19	(9)
Pre-provision net revenue	$154,769	$175,434	$175,312	$219,016	$114,898

Calculation of efficiency ratio:
Total other operating expense	$347,529	$347,656	$341,025	$336,690	$340,384
Less: Amortization of intangible assets	2,652	2,855	2,856	2,898	3,003
Numerator for efficiency ratio	$344,877	$344,801	$338,169	$333,792	$337,381

Net interest income	$316,251	$313,046	$308,119	$296,021	$293,572
Add: Tax-equivalent adjustment	2,542	2,466	2,385	2,196	2,100
Tax-equivalent net interest income	318,793	315,512	310,504	298,217	295,672
Add: Total other operating revenue	186,041	210,044	208,192	259,704	161,701
Less: Gain (loss) on available-for-sale securities, net	—	—	(691)	34	(45,171)
Denominator for efficiency ratio	$504,834	$525,556	$519,387	$557,887	$502,544

Efficiency ratio	68.31%	65.61%	65.11%	59.83%	67.13%

	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	June 30, 2024	Mar. 31, 2024
Information on net interest income and net interest margin excluding trading activities:
Net interest income	$316,251	$313,046	$308,119	$296,021	$293,572
Less: Trading activities net interest income	15,174	4,648	3,751	(275)	(498)
Net interest income excluding trading activities	301,077	308,398	304,368	296,296	294,070
Add: Tax-equivalent adjustment	2,542	2,466	2,385	2,196	2,100
Tax-equivalent net interest income excluding trading activities	$303,619	$310,864	$306,753	$298,492	$296,170

Average interest-earning assets	$45,606,324	$45,375,438	$45,911,383	$46,019,346	$44,846,886
Less: Average trading activities interest-earning assets	5,881,997	5,636,949	5,802,448	5,922,891	5,371,209
Average interest-earning assets excluding trading activities	$39,724,327	$39,738,489	$40,108,935	$40,096,455	$39,475,677

Net interest margin on average interest-earning assets	2.78%	2.75%	2.68%	2.56%	2.61%
Net interest margin on average trading activities interest-earning assets	0.98%	0.36%	0.29%	(0.05)%	(0.07)%
Net interest margin on average interest-earning assets excluding trading activities	3.05%	3.09%	3.02%	2.94%	2.97%

Explanation of Non-GAAP Measures

The tangible common equity ratio and return on average tangible common equity are primarily based on total shareholders' equity, which includes unrealized gains and losses on AFS securities, less intangible assets and equity that do not benefit common shareholders. The adjusted tangible common equity ratio also includes unrealized gains and losses on the investment portfolio. These measures are valuable indicators of a financial institution's capital strength since they eliminate intangible assets from shareholders' equity and retain the effect of unrealized losses on securities and other components of accumulated other comprehensive income in shareholders' equity.

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

BOK Financial is subject to market risk primarily through the effect of changes in interest rates on both its assets held for purposes other than trading and trading assets. The effects of other changes, such as foreign exchange rates, commodity prices, or equity prices do not pose significant market risk to BOK Financial. BOK Financial has no material investments in assets that are affected by changes in foreign exchange rates or equity prices. Energy and other commodity product derivative contracts, which are affected by changes in commodity prices, are matched against offsetting contracts as previously discussed.

The Asset/Liability Committee is responsible for managing market risk in accordance with policy limits established by the Board of Directors. The Committee monitors projected variations in net interest income, net income, and economic value of equity due to specified changes in interest rates. These limits also set maximum levels for short-term borrowings, short-term assets, public funds, and brokered deposits and establish minimum levels for unpledged assets, among other things. Further, the Board has approved market risk limits for fixed income trading, mortgage pipeline, and mortgage servicing assets inclusive of economic hedge benefits. Exposure is measured daily and compliance is reviewed monthly. Deviations from the Board approved limits, which periodically occur throughout the reporting period, may require management to develop and execute plans to reduce exposure. These plans are subject to escalation to and approval by the Board.

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

The interest rate sensitivity in Table 24 indicates management's estimation of the impact of rate changes on net interest income. Should deposit costs be 10% more sensitive to changes in rates, the variation in net interest income over the next twelve months would be 0.93%, or $12.8 million, for the 100 basis point decrease scenario. Alternatively, should deposit funding costs be 10% less sensitive to changes in rates, the variation in net interest income over the next twelve months would be (0.34)%, or $(4.6) million, for the 100 basis point decrease scenario. Additionally, in a flattening yield curve scenario where long-term rates increase by 100 basis points and short-term rates increase by 200 basis points, net interest income would decrease approximately 5.21%, or $71.6 million.

Table 24 – Interest Rate Sensitivity
(Dollars in thousands)

	Mar. 31, 2025				Dec. 31, 2024
	200 bp Increase	100 bp Increase	100 bp Decrease	200 bp Decrease	200 bp Increase	100 bp Increase	100 bp Decrease	200 bp Decrease
Anticipated impact over the next twelve months on net interest income	$(38,000)	$(8,200)	$3,900	$12,600	$(37,900)	$(8,100)	$3,900	$13,200
	(2.76)%	(0.60)%	0.28%	0.92%	(2.83)%	(0.61)%	0.29%	0.99%
Anticipated impact over months twelve through twenty-four on net interest income	$(14,100)	$16,100	$(26,200)	$(46,300)	$(12,000)	$17,000	$(26,100)	$(44,800)
	(0.94)%	1.07%	(1.75)%	(3.09)%	(0.82)%	1.16%	(1.78)%	(3.05)%

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

Table 25 – MSR Asset and Hedge Sensitivity Analysis
(In thousands)

	Mar. 31, 2025		Dec. 31, 2024
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
MSR Asset	$12,469	$(15,701)	$9,730	$(11,956)
MSR Hedge	(14,039)	14,470	(12,269)	12,537
Net Exposure	$(1,570)	$(1,231)	$(2,539)	$581

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

Table 26 – Mortgage Pipeline Sensitivity Analysis
(In thousands)

	Three Months Ended
	Mar. 31, 2025		Dec. 31, 2024		Mar. 31, 2024
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(128)	$(64)	$(149)	$(100)	$(36)	$(19)
Low[2]	(41)	46	(49)	(17)	93	126
High[3]	(207)	(161)	(316)	(241)	(240)	(151)
Period End	(177)	(30)	(96)	(117)	(154)	52
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

The trading portfolio's VaR and SVaR profiles are influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. Table 27 below summarizes certain VaR and SVaR based measures for the three months ended March 31, 2025, December 31, 2024, and March 31, 2024.

Table 27 – VaR and SVaR Measures
(In thousands)

	Three Months Ended
	Mar. 31, 2025		Dec. 31, 2024		Mar. 31, 2024
	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR
Average[1]	$3,370	$13,231	$4,178	$8,122	$5,053	$6,388
Low	1,529	5,711	1,284	4,017	2,634	4,190
High	6,272	20,652	7,005	11,200	8,149	8,268
Period End	2,831	10,768	3,050	8,374	4,677	4,931
1    Average represents the simple average of each daily value observed during the reporting period.

The Company monitors the accuracy of internal VaR models and modeling processes by back-testing model performance. The Company updates historical data used by the VaR model on a regular basis, and model validators independent of business lines perform regular validations to assess model input, processing and reporting components. These models are required to be independently validated and approved prior to implementation.

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

Table 28 – Trading Sensitivity Analysis
(In thousands)

	Three Months Ended
	Mar. 31, 2025		Dec. 31, 2024		Mar. 31, 2024
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(1,023)	$4,531	$(3,987)	$6,373	$(3,745)	$5,197
Low[2]	3,602	8,310	1,560	9,462	1,684	8,685
High[3]	(6,676)	(379)	(7,287)	336	(6,898)	(59)
Period End	1,503	1,676	(3,513)	5,475	(5,454)	7,069
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
Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates, and projections about BOK Financial Corporation, the financial services industry, and the economy generally and the related responses of the government, consumers, and others, on our business, financial condition, and results of operations. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "plans," "outlook," "projects," "will," "intends," and variations of such words and similar expressions are intended to identify such forward-looking statements. Management judgments relating to and discussion of the provision and allowance for credit losses, allowance for uncertain tax positions, accruals for loss contingencies, and valuation of mortgage servicing rights involve judgments as to expected events and are inherently forward-looking statements. Assessments that acquisitions and growth endeavors will be profitable are necessary statements of belief as to the outcome of future events based in part on information provided by others which BOK Financial has not independently verified. These various forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions which are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what is expected, implied, or forecasted in such forward-looking statements. Internal and external factors that might cause such a difference include, but are not limited to, changes in government, changes in governmental economic policy, including tariffs, consumer or business responses to changes in commodity prices, interest rates and interest rate relationships, inflation, demand for products and services, the degree of competition by traditional and nontraditional competitors, changes in banking regulations, tax laws, prices, levies and assessments, the impact of technological advances, and trends in customer behavior as well as their ability to repay loans. BOK Financial and its affiliates undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)	Three Months Ended
	March 31,
Interest revenue	2025	2024
Loans	$396,416	$438,677
Residential mortgage loans held for sale	975	923
Trading securities	73,739	68,237
Investment securities	6,983	7,829
Available-for-sale securities	127,509	113,488
Fair value option securities	178	195
Restricted equity securities	6,541	8,858
Interest-bearing cash and cash equivalents	6,229	7,005
Total interest revenue	618,570	645,212
Interest expense
Deposits	241,072	242,124
Borrowed funds	59,163	107,204
Subordinated debentures	2,084	2,312
Total interest expense	302,319	351,640
Net interest income	316,251	293,572
Provision for credit losses	—	8,000
Net interest income after provision for credit losses	316,251	285,572
Other operating revenue
Brokerage and trading revenue	31,068	59,179
Transaction card revenue	27,092	25,493
Fiduciary and asset management revenue	60,972	55,305
Deposit service charges and fees	30,275	28,685
Mortgage banking revenue	19,815	18,967
Other revenue	14,894	12,935
Total fees and commissions	184,116	200,564
Other gains (losses), net	(725)	4,269
Gain (loss) on derivatives, net	9,565	(8,633)
Gain (loss) on fair value option securities, net	325	(305)
Change in fair value of mortgage servicing rights	(7,240)	10,977
Loss on available-for-sale securities, net	—	(45,171)
Total other operating revenue	186,041	161,701
Other operating expense
Personnel	214,185	202,653
Business promotion	8,818	7,978
Professional fees and services	13,269	12,010
Net occupancy and equipment	32,992	30,293
FDIC and other insurance	6,587	8,740
FDIC special assessment	523	6,454
Data processing and communications	47,578	45,564
Printing, postage, and supplies	3,639	3,997
Amortization of intangible assets	2,652	3,003
Mortgage banking costs	7,689	6,355
Other expense	9,597	13,337
Total other operating expense	347,529	340,384
Net income before taxes	154,763	106,889
Federal and state income taxes	34,992	23,195
Net income	119,771	83,694
Net income attributable to non-controlling interests	(6)	(9)
Net income attributable to BOK Financial Corporation shareholders	$119,777	$83,703
Earnings per share:
Basic	$1.86	$1.29
Diluted	$1.86	$1.29
Average shares used in computation:
Basic	63,547,510	64,290,105
Diluted	63,547,510	64,290,105
Dividends declared per share	$0.57	$0.55
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)
	Three Months Ended
	March 31,
	2025	2024
Net income	$119,771	$83,694
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	173,828	(71,806)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	9,444	12,183
Loss on available-for-sale securities, net	—	45,171
Other comprehensive income (loss) before income taxes	183,272	(14,452)
Federal and state income taxes	42,575	(3,424)
Other comprehensive income (loss), net of income taxes	140,697	(11,028)
Comprehensive income	260,468	72,666
Comprehensive income (loss) attributable to non-controlling interests	(6)	(9)
Comprehensive income attributable to BOK Financial Corporation shareholders	$260,474	$72,675
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	Mar. 31, 2025	Dec. 31, 2024
	(Unaudited)	(Footnote 1)
Assets
Cash and due from banks	$990,358	$1,043,969
Interest-bearing cash and cash equivalents	426,337	390,732
Trading securities	5,851,752	4,899,090
Investment securities, net of allowance (fair value: March 31, 2025 – $1,788,030; December 31, 2024 – $1,817,929)	1,953,513	2,017,225
Available-for-sale securities	13,102,877	12,851,600
Fair value option securities	17,550	17,876
Restricted equity securities	315,192	406,178
Residential mortgage loans held for sale	79,664	77,561
Loans	23,690,488	24,114,724
Allowance for loan losses	(278,594)	(280,035)
Loans, net of allowance	23,411,894	23,834,689
Premises and equipment, net	636,096	634,485
Receivables	261,696	281,091
Goodwill	1,044,749	1,044,749
Intangible assets, net	44,064	46,788
Mortgage servicing rights	342,111	338,145
Real estate and other repossessed assets, net of allowance (March 31, 2025 – $5,889; December 31, 2024 – $5,537)	1,769	2,254
Derivative contracts, net	405,202	242,809
Cash surrender value of bank-owned life insurance	419,150	416,741
Receivable on unsettled securities sales	54,662	4,825
Other assets	1,113,553	1,135,085
Total assets	$50,472,189	$49,685,892

Liabilities and Equity
Liabilities:
Non-interest bearing demand deposits	$8,288,496	$8,371,897
Interest-bearing deposits:
Transaction	25,662,030	25,455,106
Savings	864,719	828,817
Time	3,466,428	3,535,410
Total deposits	38,281,673	38,191,230
Funds purchased and repurchase agreements	851,875	1,292,856
Other borrowings	3,151,178	3,030,123
Subordinated debentures	131,186	131,200
Accrued interest, taxes, and expense	291,174	352,345
Derivative contracts, net	180,001	237,582
Due on unsettled securities purchases	1,335,251	405,494
Other liabilities	475,473	494,105
Total liabilities	44,697,811	44,134,935
Shareholders' equity:
Common stock (0.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: March 31, 2025 – 77,014,720; December 31, 2024 – 76,817,607)	5	5
Capital surplus	1,435,498	1,429,628
Retained earnings	5,675,409	5,592,100
Treasury stock (shares at cost: March 31, 2025 – 12,752,896; December 31, 2024 – 12,696,308)	(976,756)	(970,340)
Accumulated other comprehensive income (loss)	(362,343)	(503,040)
Total shareholders' equity	5,771,813	5,548,353
Non-controlling interests	2,565	2,604
Total equity	5,774,378	5,550,957
Total liabilities and equity	$50,472,189	$49,685,892
See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited)
(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, December 31, 2024	76,818	$5	$1,429,628	$5,592,100	12,696	$(970,340)	$(503,040)	$5,548,353	$2,604	$5,550,957
Net income (loss)	—	—	—	119,777	—	—	—	119,777	(6)	119,771
Other comprehensive income	—	—	—	—	—	—	140,697	140,697	—	140,697
Repurchase of common stock	—	—	—	—	10	(994)	—	(994)	—	(994)
Share-based compensation plans:
Non-vested shares awarded, net	197	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	47	(5,422)	—	(5,422)	—	(5,422)
Share-based compensation	—	—	5,870	—	—	—	—	5,870	—	5,870
Cash dividends on common stock	—	—	—	(36,468)	—	—	—	(36,468)	—	(36,468)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(33)	(33)
Balance, March 31, 2025	77,015	$5	$1,435,498	$5,675,409	12,753	$(976,756)	$(362,343)	$5,771,813	$2,565	$5,774,378

Balance, December 31, 2023	76,593	$5	$1,406,745	$5,211,512	11,626	$(876,720)	$(599,100)	$5,142,442	$2,977	$5,145,419
Net income (loss)	—	—	—	83,703	—	—	—	83,703	(9)	83,694
Other comprehensive loss	—	—	—	—	—	—	(11,028)	(11,028)	—	(11,028)
Repurchase of common stock	—	—	—	—	617	(52,153)	—	(52,153)	—	(52,153)
Share-based compensation plans:
Non-vested shares awarded, net	200	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	35	(3,192)	—	(3,192)	—	(3,192)
Share-based compensation	—	—	4,548	—	—	—	—	4,548	—	4,548
Cash dividends on common stock	—	—	—	(35,569)	—	—	—	(35,569)	—	(35,569)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(84)	(84)
Balance, March 31, 2024	76,793	$5	$1,411,293	$5,259,646	12,278	$(932,065)	$(610,128)	$5,128,751	$2,884	$5,131,635
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash Flows From Operating Activities:
Net income	$119,771	$83,694
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	—	8,000
Change in fair value of mortgage servicing rights due to market assumption changes	7,240	(10,977)
Change in the fair value of mortgage servicing rights due to principal payments	5,918	5,447
Net unrealized (gains) losses from derivative contracts	49,111	(67,516)
Share-based compensation	5,870	4,548
Depreciation and amortization	27,284	26,392
Net amortization of discounts and premiums	(12,622)	(8,923)
Net losses (gains) on financial instruments and other losses (gains), net	725	40,792
Net loss (gain) on mortgage loans held for sale	(2,450)	(1,644)
Mortgage loans originated for sale	(159,816)	(139,176)
Proceeds from sale of mortgage loans held for sale	160,342	124,187
Capitalized mortgage servicing rights	(2,509)	(2,516)
Change in trading and fair value option securities	(952,339)	(246,669)
Change in receivables	4,337	284,991
Change in other assets	5,115	23,196
Change in other liabilities	764,282	55,394
Net cash provided by (used in) operating activities	20,259	179,220
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	63,116	57,642
Proceeds from maturities or redemptions of available-for-sale securities	553,866	417,103
Purchases of available-for-sale securities	(619,755)	(1,582,902)
Proceeds from sales of available-for-sale securities	—	735,994
Change in amount receivable on unsettled available-for-sale securities transactions	(34,926)	48,195
Loans originated, net of principal collected	443,789	(271,674)
Net proceeds from derivative asset contracts	(19,041)	(5,533)
Net change in restricted equity securities	90,986	40,550
Proceeds from disposition of assets	4,918	4,624
Purchases of assets	(48,223)	(40,911)
Net cash provided by (used in) investing activities	434,730	(596,912)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	159,425	1,008,959
Net change in time deposits	(68,982)	354,887
Net change in other borrowed funds	(339,662)	(839,632)
Net payments on derivative liability contracts	19,835	(1,613)
Net change in derivative margin accounts	(290,126)	(116,706)
Change in amount due on unsettled available-for-sale securities transactions	89,399	(89,807)
Issuance of common and treasury stock, net	(5,422)	(3,192)
Repurchase of common stock	(994)	(52,153)
Dividends paid	(36,468)	(35,569)
Net cash provided by (used in) financing activities	(472,995)	225,174
Net increase (decrease) in cash and cash equivalents	(18,006)	(192,518)
Cash and cash equivalents at beginning of period	1,434,701	1,348,265
Cash and cash equivalents at end of period	$1,416,695	$1,155,747

Supplemental Cash Flow Information:
Cash paid for interest	$302,067	$348,394
Cash paid for taxes	1,470	1,270
Net loans and bank premises transferred to repossessed real estate and other assets	—	77
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	19,736	1,501
Conveyance of other real estate owned guaranteed by U.S. government agencies	755	1,371
Right-of-use assets obtained in exchange for operating lease liabilities	—	10,562
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

The financial information should be read in conjunction with BOK Financial's 2024 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2024, have been derived from the audited financial statements included in BOK Financial's 2024 Form 10-K but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Newly Adopted and Pending Accounting Policies

Financial Accounting Standards Board

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

FASB ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards

The FASB issued ASU 2024-01 on March 21, 2024, which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of Topic 718, Compensation—Stock Compensation. The ASU is effective for annual periods beginning after December 15, 2024, including interim periods within those annual periods. Adoption of ASU 2024-01 did not have a material effect on the Company's financial statements.

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

(2) Securities

Trading Securities

The fair value and net unrealized gain (loss) included in trading securities are as follows (in thousands):

	March 31, 2025		December 31, 2024
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government securities	$1,497	$—	$21,275	$(60)
Residential agency mortgage-backed securities	5,713,746	21,154	4,792,695	(37,439)
Municipal securities	88,189	(1,371)	62,230	(566)
Other trading securities	48,320	187	22,890	33
Total trading securities	$5,851,752	$19,970	$4,899,090	$(38,032)
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	March 31, 2025
	Amortized	Carrying	Fair	Gross Unrealized
	Cost	Value[1]	Value	Gain	Loss
Municipal securities	$92,849	$92,849	$94,878	$2,289	$(260)
Mortgage-backed securities:
Residential agency	1,936,950	1,828,775	1,662,714	88	(166,149)
Commercial agency	17,257	16,294	15,653	—	(641)
Other debt securities	15,788	15,788	14,785	—	(1,003)
Total investment securities	2,062,844	1,953,706	1,788,030	2,377	(168,053)
Allowance for credit losses	(193)	(193)	—	—	—
Investment securities, net of allowance	$2,062,651	$1,953,513	$1,788,030	$2,377	$(168,053)
1    Carrying value includes $109 million of net unrealized loss which remains in AOCI in the Consolidated Balance Sheets related to certain securities transferred during the second quarter of 2022 from the AFS securities portfolio to the investment securities portfolio.

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
1    Carrying value includes $119 million of net unrealized loss which remains in AOCI in the Consolidated Balance Sheets related to certain securities transferred during the second quarter of 2022 from the AFS securities portfolio to the investment securities portfolio.

The amortized cost and fair values of investment securities at March 31, 2025, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Carrying value	$18,022	$90,851	$16,045	$13	$124,931	2.63
Fair value	18,233	92,178	14,892	13	125,316
Residential mortgage-backed securities:
Carrying value[2]					$1,828,775
Fair value					1,662,714
Total investment securities:
Carrying value					$1,953,706
Fair value					1,788,030
1Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.5 years based upon current prepayment assumptions.

Temporarily Impaired Investment Securities
(Dollars in thousands):

	March 31, 2025
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	14	$10,941	$27	$7,500	$233	$18,441	$260
Mortgage-backed securities:
Residential agency	116	—	—	1,661,816	166,149	1,661,816	166,149
Commercial agency	2	—	—	15,653	641	15,653	641
Other debt securities	3	—	—	9,273	1,003	9,273	1,003
Total investment securities	135	$10,941	$27	$1,694,242	$168,026	$1,705,183	$168,053

	December 31, 2024
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	20	$14,485	$65	$7,107	$283	$21,592	$348
Mortgage-backed securities:
Residential agency	116	—	—	1,679,889	199,754	1,679,889	199,754
Commercial agency	2	—	—	15,357	863	15,357	863
Other debt securities	3	—	—	9,271	1,005	9,271	1,005
Total investment securities	141	$14,485	$65	$1,711,624	$201,905	$1,726,109	$201,970

Available-for-Sale Securities

The amortized cost and fair value of available-for-sale securities are as follows (in thousands):

	March 31, 2025
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,000	$957	$—	$(43)
Municipal securities	234,552	222,282	1	(12,271)
Mortgage-backed securities:
Residential agency	8,974,553	8,839,322	56,854	(192,085)
Residential non-agency	784,875	760,144	11,850	(36,581)
Commercial agency	3,470,904	3,279,699	3,326	(194,531)
Other debt securities	500	473	—	(27)
Total available-for-sale securities	$13,466,384	$13,102,877	$72,031	$(435,538)

	December 31, 2024
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,000	$945	$—	$(55)
Municipal securities	240,528	225,568	2	(14,962)
Mortgage-backed securities:
Residential agency	8,895,900	8,639,389	17,936	(274,447)
Residential non-agency	814,542	781,209	11,247	(44,580)
Commercial agency	3,436,465	3,204,016	726	(233,175)
Other debt securities	500	473	—	(27)
Total available-for-sale securities	$13,388,935	$12,851,600	$29,911	$(567,246)

The amortized cost and fair values of available-for-sale securities at March 31, 2025, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$275,064	$2,520,815	$493,021	$418,056	$3,706,956	4.84
Fair value	272,659	2,366,001	458,539	406,212	3,503,411
Residential mortgage-backed securities:
Amortized cost[2]					$9,759,428
Fair value					9,599,466
Total available-for-sale securities:
Amortized cost					$13,466,384
Fair value					13,102,877
1Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.2 years based upon current prepayment assumptions.

Sales of available-for-sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Proceeds	$—	$735,994
Gross realized gains	—	233
Gross realized losses	—	(45,404)
Related federal and state income tax expense (benefit)	—	(10,624)

The fair value of debt securities pledged as collateral for repurchase agreements, public trust funds on deposit, and for other purposes, as required by law, was $11.4 billion at March 31, 2025 and $9.9 billion at December 31, 2024. The secured parties do not have the right to sell or repledge these securities.

Temporarily Impaired Available-for-Sale Securities
(Dollars in thousands)

	March 31, 2025
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
U.S. Treasury	1	$—	$—	$957	$43	$957	$43
Municipal securities	104	1,043	5	208,223	12,266	209,266	12,271
Mortgage-backed securities:
Residential agency	696	1,398,583	14,364	2,750,884	177,721	4,149,467	192,085
Residential non-agency	34	58,785	366	451,926	36,215	510,711	36,581
Commercial agency	214	93,840	916	2,714,022	193,615	2,807,862	194,531
Other debt securities	1	—	—	473	27	473	27
Total available-for-sale securities	1,050	$1,552,251	$15,651	$6,126,485	$419,887	$7,678,736	$435,538

	December 31, 2024
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
U.S. Treasury	1	$—	$—	$945	$55	$945	$55
Municipal securities	113	1,041	13	222,432	14,949	223,473	14,962
Mortgage-backed securities:
Residential agency	831	3,561,318	50,102	2,880,641	224,345	6,441,959	274,447
Residential non-agency	36	93,113	1,124	457,701	43,456	550,814	44,580
Commercial agency	220	190,718	1,878	2,819,206	231,297	3,009,924	233,175
Other debt securities	1	—	—	473	27	473	27
Total available-for-sale securities	1,202	$3,846,190	$53,117	$6,381,398	$514,129	$10,227,588	$567,246

Based on evaluations of impaired securities as of March 31, 2025, the Company does not intend to sell any impaired AFS debt securities before fair value recovers to the current amortized cost, and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

Fair Value Option Securities

Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the Consolidated Balance Sheets. Changes in the fair value are recognized in earnings as they occur. Certain securities are held as an economic hedge of the mortgage servicing rights.

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	March 31, 2025		December 31, 2024
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Residential agency mortgage-backed securities	$17,550	$(1,337)	$17,876	$(1,662)

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

The following table summarizes the fair values of derivative contracts recorded as "derivative contracts" assets and liabilities in the balance sheet at March 31, 2025 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$3,069,260	$68,118	$(12,771)	$55,347	$(44,438)	$10,909
Energy contracts	7,098,960	696,002	(383,855)	312,147	(14,646)	297,501
Foreign exchange contracts	93,471	60,978	(434)	60,544	(30)	60,514
Equity option contracts	1,593	181	—	181	(50)	131
Total customer risk management programs	10,263,284	825,279	(397,060)	428,219	(59,164)	369,055
Trading	21,258,011	69,408	(33,486)	35,922	(3,252)	32,670
Internal risk management programs	859,020	3,477	—	3,477	—	3,477
Total derivative contracts	$32,380,315	$898,164	$(430,546)	$467,618	$(62,416)	$405,202

	Liabilities
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$3,069,260	$68,019	$(12,771)	$55,248	$—	$55,248
Energy contracts	7,053,425	654,901	(383,855)	271,046	(214,023)	57,023
Foreign exchange contracts	92,562	60,021	(434)	59,587	(934)	58,653
Equity option contracts	1,593	181	—	181	—	181
Total customer risk management programs	10,216,840	783,122	(397,060)	386,062	(214,957)	171,105
Trading	24,615,177	85,797	(33,486)	52,311	(44,627)	7,684
Internal risk management programs	6,464	1,212	—	1,212	—	1,212
Total derivative contracts	$34,838,481	$870,131	$(430,546)	$439,585	$(259,584)	$180,001
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following table summarizes the fair values of derivative contracts recorded as "derivative contracts" assets and liabilities in the balance sheet at December 31, 2024 (in thousands):

	Assets
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$3,064,418	$82,191	$(5,369)	$76,822	$(71,485)	$5,337
Energy contracts	7,169,926	521,032	(398,457)	122,575	(3,816)	118,759
Foreign exchange contracts	80,510	42,792	(395)	42,397	(434)	41,963
Equity option contracts	1,593	208	—	208	(50)	158
Total customer risk management programs	10,316,447	646,223	(404,221)	242,002	(75,785)	166,217
Trading	19,577,362	132,581	(56,764)	75,817	(242)	75,575
Internal risk management programs	168	1,017	—	1,017	—	1,017
Total derivative contracts	$29,893,977	$779,821	$(460,985)	$318,836	$(76,027)	$242,809

	Liabilities
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$3,064,418	$82,141	$(5,369)	$76,772	$—	$76,772
Energy contracts	7,076,929	488,113	(398,457)	89,656	(1,020)	88,636
Foreign exchange contracts	76,906	39,253	(395)	38,858	(380)	38,478
Equity option contracts	1,593	208	—	208	—	208
Total customer risk management programs	10,219,846	609,715	(404,221)	205,494	(1,400)	204,094
Trading	14,196,406	87,082	(56,764)	30,318	(1,292)	29,026
Internal risk management programs	602,176	4,462	—	4,462	—	4,462
Total derivative contracts	$25,018,428	$701,259	$(460,985)	$240,274	$(2,692)	$237,582
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended
	March 31, 2025		March 31, 2024
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts	$741	$—	$2,460	$—
Energy contracts	7,610	—	3,815	—
Foreign exchange contracts	38	—	50	—
Equity option contracts	—	—	—	—
Total customer risk management programs	8,389	—	6,325	—
Trading[1]	(73,796)	—	83,706	—
Internal risk management programs	—	9,565	—	(8,633)
Total derivative contracts	$(65,407)	$9,565	$90,031	$(8,633)
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

Portfolio segments of the loan portfolio are as follows (in thousands):

	March 31, 2025				December 31, 2024
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$3,410,759	$10,949,605	$43,067	$14,403,431	$3,450,238	$11,565,251	$14,647	$15,030,136
Commercial real estate	668,160	4,482,251	13,125	5,163,536	668,532	4,380,015	9,905	5,058,452
Loans to individuals	2,662,488	1,433,705	27,328	4,123,521	2,620,936	1,383,027	22,173	4,026,136
Total	$6,741,407	$16,865,561	$83,520	$23,690,488	$6,739,706	$17,328,293	$46,725	$24,114,724

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2025, outstanding commitments totaled $14.5 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management's credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At March 31, 2025, outstanding standby letters of credit totaled $698 million.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit is summarized as follows (in thousands):

	Three Months Ended
	March 31, 2025
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$145,153	$91,072	$43,810	$280,035
Provision for loan losses	(855)	2,467	(1,948)	(336)
Loans charged off	(1,085)	—	(1,206)	(2,291)
Recoveries of loans previously charged off	292	185	709	1,186
Ending balance	$143,505	$93,724	$41,365	$278,594

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$18,046	$31,959	$1,635	$51,640
Provision for off-balance sheet credit risk	(1,879)	1,502	825	448
Ending balance	$16,167	$33,461	$2,460	$52,088

	Three Months Ended
	March 31, 2024
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$141,232	$94,718	$41,173	$277,123
Provision for loan losses	8,311	3,995	(2,346)	9,960
Loans charged off	(4,240)	(1,250)	(1,570)	(7,060)
Recoveries of loans previously charged off	964	16	620	1,600
Ending balance	$146,267	$97,479	$37,877	$281,623

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$19,762	$27,439	$1,776	$48,977
Provision for off-balance sheet credit risk	(1,972)	426	(112)	(1,658)
Ending balance	$17,790	$27,865	$1,664	$47,319

No provision for credit losses was necessary for the first quarter of 2025. A worse economic outlook compared to the prior quarter was offset by decreased loan balances and further improvements in portfolio credit quality during the quarter.

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each measurement method at March 31, 2025, is as follows (in thousands):

	Collectively Measured for General Allowances		Individually Measured for Specific Allowances		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$14,360,364	$143,505	$43,067	$—	$14,403,431	$143,505
Commercial real estate	5,150,411	93,724	13,125	—	5,163,536	93,724
Loans to individuals	4,096,193	41,365	27,328	—	4,123,521	41,365
Total	$23,606,968	$278,594	$83,520	$—	$23,690,488	$278,594

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each measurement method at December 31, 2024, is as follows (in thousands):

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

The following table summarizes the Company’s loan portfolio at March 31, 2025, by the risk grade categories and vintage (in thousands):

	Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Healthcare
Pass	$150,623	$538,884	$454,541	$865,217	$431,766	$846,283	$230,867	$9	$3,518,190
Special Mention	—	—	15,000	64,641	107	3,368	254	—	83,370
Accruing Substandard	—	—	37,969	5,171	15,302	99,276	915	—	158,633
Nonaccrual	—	—	15,883	127	454	12,594	195	—	29,253
Total healthcare	150,623	538,884	523,393	935,156	447,629	961,521	232,231	9	3,789,446
Services
Pass	111,675	575,464	631,261	424,323	393,206	740,756	773,337	427	3,650,449
Special Mention	—	—	3,592	—	947	12,348	4,022	—	20,909
Accruing Substandard	—	241	2,152	2,449	1,311	13,018	256	387	19,814
Nonaccrual	—	—	52	917	213	160	12,320	—	13,662
Total services	111,675	575,705	637,057	427,689	395,677	766,282	789,935	814	3,704,834
Loans charged off, year-to-date	—	—	—	—	—	—	491	—	491
Energy
Pass	73,695	107,688	41,449	29,086	2,560	30,295	2,566,209	—	2,850,982
Accruing Substandard	—	—	—	—	—	—	9,299	—	9,299
Nonaccrual	—	—	—	—	—	49	—	—	49
Total energy	73,695	107,688	41,449	29,086	2,560	30,344	2,575,508	—	2,860,330
Loans charged off, year-to-date	—	—	—	—	—	—	94	—	94
General business
Pass	246,193	612,237	512,552	250,713	166,324	385,834	1,784,046	2,122	3,960,021
Special Mention	—	2,286	4,571	3,722	260	—	630	—	11,469
Accruing Substandard	558	4,565	11,304	41,766	2,296	6,674	10,065	—	77,228
Nonaccrual	—	—	—	—	—	17	40	46	103
Total general business	246,751	619,088	528,427	296,201	168,880	392,525	1,794,781	2,168	4,048,821
Loans charged off, year-to-date	—	—	132	—	—	—	368	—	500
Total commercial	582,744	1,841,365	1,730,326	1,688,132	1,014,746	2,150,672	5,392,455	2,991	14,403,431

Commercial real estate:
Pass	96,485	525,418	529,670	2,020,930	784,480	1,026,071	111,034	—	5,094,088
Special Mention	—	—	273	—	12,904	9,401	—	—	22,578
Accruing Substandard	—	490	—	1,092	—	32,163	—	—	33,745
Nonaccrual	—	—	—	3,272	—	9,853	—	—	13,125
Total commercial real estate	96,485	525,908	529,943	2,025,294	797,384	1,077,488	111,034	—	5,163,536

	Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Loans to individuals:
Residential mortgage
Pass	97,566	480,639	325,937	278,335	310,003	534,068	394,986	26,915	2,448,449
Special Mention	—	90	86	319	—	83	1,314	7	1,899
Accruing Substandard	—	—	—	—	—	9	486	—	495
Nonaccrual	—	240	2,093	1,932	1,259	10,485	3,965	528	20,502
Total residential mortgage	97,566	480,969	328,116	280,586	311,262	544,645	400,751	27,450	2,471,345
Loans charged off, year-to-date	—	—	—	—	—	—	92	—	92
Residential mortgage guaranteed by U.S. government agencies
Pass	—	1,079	4,444	7,977	2,495	110,672	—	—	126,667
Nonaccrual	—	—	—	—	—	6,786	—	—	6,786
Total residential mortgage guaranteed by U.S. government agencies	—	1,079	4,444	7,977	2,495	117,458	—	—	133,453
Personal
Pass	40,722	245,553	172,538	170,792	112,377	249,820	525,396	449	1,517,647
Special Mention	—	40	16	14	820	16	—	—	906
Accruing Substandard	—	—	—	—	—	129	1	—	130
Nonaccrual	—	2	2	25	5	5	1	—	40
Total personal	40,722	245,595	172,556	170,831	113,202	249,970	525,398	449	1,518,723
Loans charged off, year-to-date[1]	1,036	50	—	—	—	5	23	—	1,114
Total loans to individuals	138,288	727,643	505,116	459,394	426,959	912,073	926,149	27,899	4,123,521
Total loans	$817,517	$3,094,916	$2,765,385	$4,172,820	$2,239,089	$4,140,233	$6,429,638	$30,890	$23,690,488
1    Includes charge-offs on deposit overdrafts, which are generally charged off at 60 days past due.

The following table summarizes the Company's loan portfolio at December 31, 2024, by the risk grade categories and vintage (in thousands):

	Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Healthcare
Pass	$539,305	$544,103	$896,042	$481,816	$344,609	$644,441	$249,793	$10	$3,700,119
Special Mention	—	15,000	64,895	110	—	32,555	255	—	112,815
Accruing Substandard	—	38,180	5,253	15,529	51,134	29,151	1,635	—	140,882
Nonaccrual	—	—	96	463	—	13,158	—	—	13,717
Total healthcare	539,305	597,283	966,286	497,918	395,743	719,305	251,683	10	3,967,533
Loans charged off, year-to-date	—	—	—	—	—	7,240	—	—	7,240
Services
Pass	629,978	625,969	422,015	404,949	187,324	570,775	745,853	379	3,587,242
Special Mention	—	3,324	123	1,537	—	11,796	17,923	—	34,703
Accruing Substandard	—	675	9,030	20	1,217	7,750	1,399	400	20,491
Nonaccrual	—	—	—	—	—	—	767	—	767
Total services	629,978	629,968	431,168	406,506	188,541	590,321	765,942	779	3,643,203
Loans charged off, year-to-date	—	—	—	—	22	80	9	—	111
Energy
Pass	148,972	46,094	39,050	2,621	6,488	16,989	2,985,161	—	3,245,375
Accruing Substandard	—	—	—	—	—	—	9,300	—	9,300
Nonaccrual	—	—	—	—	—	49	—	—	49
Total energy	148,972	46,094	39,050	2,621	6,488	17,038	2,994,461	—	3,254,724
Loans charged off, year-to-date	—	—	—	—	—	—	226	—	226
General business
Pass	740,440	571,897	267,528	176,468	117,755	319,986	1,862,643	1,938	4,058,655
Special Mention	4,399	5,749	4,285	7,002	224	1,736	3,037	—	26,432
Accruing Substandard	3,980	15,872	43,300	4,764	992	4,708	5,859	—	79,475
Nonaccrual	—	32	—	—	—	23	—	59	114
Total general business	748,819	593,550	315,113	188,234	118,971	326,453	1,871,539	1,997	4,164,676
Loans charged off, year-to-date	—	27	1,465	—	—	166	2,425	103	4,186
Total commercial	2,067,074	1,866,895	1,751,617	1,095,279	709,743	1,653,117	5,883,625	2,786	15,030,136

Commercial real estate:
Pass	436,206	512,614	2,004,558	793,161	233,619	810,497	141,307	—	4,931,962
Special Mention	—	313	14,907	32,131	—	—	—	—	47,351
Accruing Substandard	—	—	36,981	—	—	32,253	—	—	69,234
Nonaccrual	—	—	—	—	—	9,905	—	—	9,905
Total commercial real estate	436,206	512,927	2,056,446	825,292	233,619	852,655	141,307	—	5,058,452
Loans charged off, year-to-date	—	—	—	—	—	1,455	—	—	1,455

	Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Loans to individuals:
Residential mortgage
Pass	530,186	338,187	286,865	318,935	314,814	210,251	395,943	22,929	2,418,110
Special Mention	—	167	148	219	—	113	1,767	—	2,414
Accruing Substandard	—	—	163	—	—	45	898	67	1,173
Nonaccrual	245	1,758	990	522	583	7,420	3,221	522	15,261
Total residential mortgage	530,431	340,112	288,166	319,676	315,397	217,829	401,829	23,518	2,436,958
Loans charged off, year-to-date	—	43	—	—	—	18	10	—	71
Residential mortgage guaranteed by U.S. government agencies
Pass	462	4,337	6,618	2,432	3,506	112,491	—	—	129,846
Nonaccrual	—	—	—	—	280	6,523	—	—	6,803
Total residential mortgage guaranteed by U.S. government agencies	462	4,337	6,618	2,432	3,786	119,014	—	—	136,649
Personal
Pass	245,737	149,572	167,272	115,710	107,291	151,030	510,147	2,619	1,449,378
Special Mention	18	17	30	825	8	—	8	—	906
Accruing Substandard	16	—	—	—	1	129	1,990	—	2,136
Nonaccrual	31	3	30	13	4	5	23	—	109
Total personal	245,802	149,592	167,332	116,548	107,304	151,164	512,168	2,619	1,452,529
Loans charged off, year-to-date[1]	5,269	69	101	52	9	—	26	20	5,546
Total loans to individuals	776,695	494,041	462,116	438,656	426,487	488,007	913,997	26,137	4,026,136
Total loans	$3,279,975	$2,873,863	$4,270,179	$2,359,227	$1,369,849	$2,993,779	$6,938,929	$28,923	$24,114,724
1    Includes charge-offs on deposit overdrafts, which are generally charged off at 60 days past due.

Nonaccruing Loans

A summary of nonaccruing loans at March 31, 2025, follows (in thousands):

	As of March 31, 2025
	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Healthcare	$29,253	$29,253	$—	$—
Services	13,662	13,662	—	—
Energy	49	49	—	—
General business	103	103	—	—
Total commercial	43,067	43,067	—	—

Commercial real estate	13,125	13,125	—	—

Loans to individuals:
Residential mortgage	20,502	20,502	—	—
Residential mortgage guaranteed by U.S. government agencies	6,786	6,786	—	—
Personal	40	40	—	—
Total loans to individuals	27,328	27,328	—	—

Total	$83,520	$83,520	$—	$—

The majority of our nonaccruing loans are considered collateral dependent where repayment is expected to be provided through operation or sale of the collateral. Nonaccruing commercial and commercial real estate loans are primarily secured by commercial real estate and nonaccruing residential mortgage loans are secured by residential real estate.

A summary of nonaccruing loans at December 31, 2024, follows (in thousands):

	As of December 31, 2024
	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Healthcare	$13,717	$13,717	$—	$—
Services	767	491	276	276
Energy	49	49	—	—
General business	114	114	—	—
Total commercial	14,647	14,371	276	276

Commercial real estate	9,905	9,905	—	—

Loans to individuals:
Residential mortgage	15,261	15,261	—	—
Residential mortgage guaranteed by U.S. government agencies	6,803	6,803	—	—
Personal	109	109	—	—
Total loans to individuals	22,173	22,173	—	—

Total	$46,725	$46,449	$276	$276

Loan Modifications to Borrowers Experiencing Financial Difficulty

For the three months ended March 31, 2025, the Company had $3.3 million of loan modifications to borrowers experiencing financial difficulty. Modifications generally consist of interest rate reductions, an other than insignificant payment delay, term extension, or a combination. Approximately $2.6 million are combination modifications to residential mortgage loans guaranteed by U.S. government agencies. During the three months ended March 31, 2025, $6.4 million of loans that were modified in the previous twelve months defaulted. Approximately $5.9 million of these defaults were related to combination modifications to residential mortgage loans guaranteed by U.S. government agencies. A payment default is defined as being 30 or more days past due after modification.

For the three months ended March 31, 2024, the Company had $52 million of loan modifications to borrowers experiencing financial difficulty, including $47 million of healthcare loans. Approximately $51 million of the modifications are term extensions of healthcare, services, and general business loans, and $1.8 million are combination modifications to residential mortgage loans guaranteed by U.S. government agencies. During the three months ended March 31, 2024, $4.2 million of residential mortgage loans guaranteed by U.S. government agencies were modified in the previous twelve months and subsequently defaulted.

Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans, as modified for short-term payment deferral forbearance.

A summary of loans currently performing and past due as of March 31, 2025, is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Healthcare	$3,764,379	$15,829	$—	$9,238	$3,789,446	$—
Services	3,702,696	2,119	—	19	3,704,834	19
Energy	2,860,330	—	—	—	2,860,330	—
General business	4,045,983	30	956	1,852	4,048,821	1,805
Total commercial	14,373,388	17,978	956	11,109	14,403,431	1,824

Commercial real estate	5,152,633	1,050	114	9,739	5,163,536	—

Loans to individuals:
Residential mortgage	2,447,647	13,912	596	9,190	2,471,345	265
Residential mortgage guaranteed by U.S. government agencies	32,944	30,072	—	70,437	133,453	65,720
Personal	1,512,088	5,454	1	1,180	1,518,723	1,169
Total loans to individuals	3,992,679	49,438	597	80,807	4,123,521	67,154

Total	$23,518,700	$68,466	$1,667	$101,655	$23,690,488	$68,978

A summary of loans currently performing and past due as of December 31, 2024, is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Healthcare	$3,932,142	$25,778	$—	$9,613	$3,967,533	$—
Services	3,642,436	—	767	—	3,643,203	—
Energy	3,254,724	—	—	—	3,254,724	—
General business	4,161,510	3,067	70	29	4,164,676	—
Total commercial	14,990,812	28,845	837	9,642	15,030,136	—

Commercial real estate	5,048,667	—	—	9,785	5,058,452	—

Loans to individuals:
Residential mortgage	2,416,633	10,930	5,622	3,773	2,436,958	—
Residential mortgage guaranteed by U.S. government agencies	45,910	18,514	15,268	56,957	136,649	52,504
Personal	1,451,397	1,061	48	23	1,452,529	—
Total loans to individuals	3,913,940	30,505	20,938	60,753	4,026,136	52,504

Total	$23,953,419	$59,350	$21,775	$80,180	$24,114,724	$52,504

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments, and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	March 31, 2025		December 31, 2024
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$78,010	$77,893	$77,080	$75,969
Residential mortgage loan commitments	60,429	2,148	36,590	1,119
Forward sales contracts	86,000	(377)	82,000	473
		$79,664		$77,561

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of March 31, 2025, or December 31, 2024. No credit losses were recognized on residential mortgage loans held for sale for the three month period ended March 31, 2025, and 2024.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Production revenue:
Net realized gains on sale of mortgage loans	$1,456	$2,026
Net change in unrealized gain (loss) on mortgage loans held for sale	994	(382)
Net change in the fair value of mortgage loan commitments	1,029	1,094
Net change in the fair value of forward sales contracts	(850)	787
Total mortgage production revenue	2,629	3,525
Servicing revenue	17,186	15,442
Total mortgage banking revenue	$19,815	$18,967

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

The following represents a summary of mortgage servicing rights (dollars in thousands):

	March 31, 2025	December 31, 2024
Number of residential mortgage loans serviced for others	128,576	125,728
Outstanding principal balance of residential mortgage loans serviced for others	$22,959,556	$22,269,513
Weighted average interest rate	3.77%	3.73%
Remaining term (in months)	275	276

The following represents activity in capitalized mortgage servicing rights (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning Balance	$338,145	$293,884
Additions	2,509	2,516
Acquisitions	14,615	17,400
Change in fair value due to principal payments	(5,918)	(5,447)
Change in fair value due to market assumption changes	(7,240)	10,977
Ending Balance	$342,111	$319,330

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

Mortgage servicing rights are not traded in active markets. Fair value is determined by discounting the projected net cash flows. Significant market assumptions used to determine fair value based on significant unobservable inputs were as follows:

	March 31, 2025	December 31, 2024
Discount rate – risk-free rate plus a market premium	9.39%	9.60%
Prepayment rate – based upon loan interest rate, original term, and loan type	6.93%	7.09%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$73 - $94	$73 - $94
Delinquent loans	$150 - $500	$150 - $500
Loans in foreclosure	$875 - $6,000	$875 - $6,000
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	3.88%	4.44%
Primary/secondary mortgage rate spread	128 bps	115 bps
Delinquency rate	1.98%	2.19%

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

At March 31, 2025, the Company had $406 million in interests in various alternative investments generally consisting of unconsolidated limited partnership interests in entities for which investment return is in the form of low income housing tax credits or other investments in merchant banking activities. These investments are recognized in Other assets on the Consolidated Balance Sheets. This investment balance also includes $96 million of unfunded commitments included in Other liabilities on the Consolidated Balance Sheets.

(7) Shareholders' Equity

On April 29, 2025, the Company declared a quarterly cash dividend of $0.57 per common share payable on or about May 28, 2025, to shareholders of record as of May 15, 2025.

Dividends declared were $0.57 per share during the three months ended March 31, 2025, and $0.55 per share during the three months ended March 31, 2024.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available-for-Sale Securities	Investment Securities Transferred from AFS	Total
Balance, Dec. 31, 2023	$(473,212)	$(125,888)	$(599,100)
Net change in unrealized gain (loss)	(71,806)	—	(71,806)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	—	12,183	12,183
Loss on available-for-sale securities, net	45,171	—	45,171
Other comprehensive income (loss), before income taxes	(26,635)	12,183	(14,452)
Federal and state income taxes	(6,289)	2,865	(3,424)
Other comprehensive income (loss), net of income taxes	(20,346)	9,318	(11,028)
Balance, March 31, 2024	$(493,558)	$(116,570)	$(610,128)

Balance, Dec. 31, 2024	$(412,348)	$(90,692)	$(503,040)
Net change in unrealized gain (loss)	173,828	—	173,828
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	—	9,444	9,444
Loss on available-for-sale securities, net	—	—	—
Other comprehensive income (loss), before income taxes	173,828	9,444	183,272
Federal and state income taxes	40,476	2,099	42,575
Other comprehensive income (loss), net of income taxes	133,352	7,345	140,697
Balance, March 31, 2025	$(278,996)	$(83,347)	$(362,343)

(8) Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended March 31,
	2025	2024
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$119,777	$83,703
Less: Earnings allocated to participating securities	1,267	676
Numerator for basic earnings per share – income available to common shareholders	118,510	83,027
Effect of reallocating undistributed earnings of participating securities	—	—
Numerator for diluted earnings per share – income available to common shareholders	$118,510	$83,027

Denominator:
Weighted average shares outstanding	64,226,321	64,812,555
Less: Participating securities included in weighted average shares outstanding	678,811	522,450
Denominator for basic earnings per common share	63,547,510	64,290,105
Dilutive effect of employee stock compensation plans	—	—
Denominator for diluted earnings per common share	63,547,510	64,290,105

Basic earnings per share	$1.86	$1.29
Diluted earnings per share	$1.86	$1.29

(9) Reportable Segments

BOK Financial operates three principal segments: Commercial Banking, Consumer Banking, and Wealth Management, with the remaining operations recorded in Funds Management and Other. Segments are determined based on BOK Financial's organizational structure and services provided.

The CODM for BOK Financial is the chief executive officer. The CODM evaluates the performance of our segments using net income before taxes, which includes the allocation of funds and capital costs and certain indirect allocations. Additionally, the CODM primarily relies on the spread between interest revenue and interest expense to assess performance and to make resource allocation decisions where the majority of the segment's revenues are from interest. Therefore, interest revenue is presented net of interest expense. The CODM also reviews budget to actual variances monthly when making decisions about the allocation of operating and capital resources to each segment. Credit costs are attributed to the segments based on net loans charged off or recovered. The difference between credit costs attributed to the segment and the consolidated provision for credit losses is attributed to Funds Management and Other.

Modifications of management structure or allocation methodologies may result in changes to previously reported segment data; prior periods have been restated on a comparable basis. See the Reportable Segments section of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the Company's reportable segments. Additional information can be found in our most recent Annual Report on Form 10-K.

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2025 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Segment Total	Funds Management and Other	BOK Financial Corporation
Net interest income from external sources	$231,423	$8,740	$13,942	$254,105	$62,146	$316,251
Net interest income (expense) from internal sources	(53,165)	48,512	30,560	25,907	(25,907)	—
Net interest income	178,258	57,252	44,502	280,012	36,239	316,251
Net loans charged off and provision for credit losses	148	1,517	(8)	1,657	(1,657)	—
Net interest income after provision for credit losses	178,110	55,735	44,510	278,355	37,896	316,251
Other operating revenue	55,521	39,058	96,336	190,915	(4,874)	186,041
Personnel expense	48,051	25,837	67,245	141,133	73,052	214,185
Non-personnel expense[1]	28,183	31,399	27,021	86,603	46,741	133,344
Total other operating expense	76,234	57,236	94,266	227,736	119,793	347,529
Corporate allocations[2]	17,414	15,435	13,854	46,703	(46,703)	—
Net income before taxes	$139,983	$22,122	$32,726	$194,831	$(40,068)	$154,763

Average assets	$21,400,745	$8,201,821	$11,367,435	$40,970,001	$10,016,902	$50,986,903
1     Non-personnel expense includes other segment items comprised of Business promotion, Charitable contributions to BOKF Foundation, Professional fees and services, Net occupancy and equipment, FDIC and other insurance, Data processing and communications, Printing, postage, and supplies, Amortization of intangible assets, Mortgage banking costs, and other miscellaneous expenses.
2     Corporate allocations include centrally managed operational and administrative expenses that are allocated to segments.

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2024 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Segment Total	Funds Management and Other	BOK Financial Corporation
Net interest income from external sources	$280,251	$7,350	$2,635	$290,236	$3,336	$293,572
Net interest income (expense) from internal sources	(76,256)	56,785	25,763	6,292	(6,292)	—
Net interest income	203,995	64,135	28,398	296,528	(2,956)	293,572
Net loans charged off and provision for credit losses	4,160	1,808	(15)	5,953	2,047	8,000
Net interest income after provision for credit losses	199,835	62,327	28,413	290,575	(5,003)	285,572
Other operating revenue	50,173	37,628	118,704	206,505	(44,804)	161,701
Personnel expense	45,319	25,236	63,549	134,104	68,549	202,653
Non-personnel expense[1]	24,776	28,211	35,739	88,726	49,005	137,731
Total other operating expense	70,095	53,447	99,288	222,830	117,554	340,384
Corporate allocations[2]	18,397	14,172	14,779	47,348	(47,348)	—
Net income before taxes	$161,516	$32,336	$33,050	$226,902	$(120,013)	$106,889

Average assets	$21,652,694	$7,928,757	$10,508,821	40,090,272	$9,937,300	$50,027,572
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

Revenue is recognized on a gross basis whenever we have primary responsibility and risk in providing the services or products to our customers and have discretion in establishing the price for the services or products. Revenue is recognized on a net basis whenever we act as an agent for the products or services of others.

Brokerage and trading revenue includes revenues from trading, customer hedging, retail brokerage, and investment banking. Trading revenue includes net realized and unrealized gains primarily related to sales of securities to institutional customers and related derivative contracts. Customer hedging revenue includes realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs, including credit valuation adjustments, as necessary. We offer commodity, interest rate, foreign exchange, and equity derivatives to our customers. These customer contracts are offset with contracts with selected counterparties and exchanges to minimize changes in market risk from changes in commodity prices, interest rates, or foreign exchange rates. Retail brokerage revenue represents fees and commissions earned on sales of fixed income securities, annuities, mutual funds, and other financial instruments to retail customers. Investment banking revenue includes fees earned upon completion of underwriting and financial advisory services. Investment banking revenue also includes fees earned in conjunction with loan syndications. Insurance brokerage revenues represent fees and commissions earned on the placement of insurance products with carriers for property and casualty and health coverage.

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

Deposit service charges and fees include commercial account service charges, overdraft fees, check card fee revenue and automated service charges, and other deposit service fees. Fees are recognized at least quarterly in accordance with published deposit account agreements and disclosure statements for retail accounts or contractual agreements for commercial accounts. Item charges for overdraft or non-sufficient funds items are recognized as items are presented for payment. Account balance charges and activity fees are accrued monthly and collected in arrears. Commercial account activity fees may be offset by an earnings credit based on account balances. Check card fees represent interchange fees paid by a merchant bank for transactions processed from cards issued by the Company. Check card fees are recognized when transactions are processed.

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

Fees and commissions revenue by reportable segment and primary service line is as follows for the three months ended March 31, 2025 (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management & Other	BOK Financial Corporation	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$8,107	$—	$8,107	$8,107	$—
Customer hedging revenue	4,518	—	4,046	(175)	8,389	8,389	—
Retail brokerage revenue	—	—	4,959	—	4,959	—	4,959
Investment banking revenue	3,211	—	6,402	—	9,613	3,191	6,422
Brokerage and trading revenue	7,729	—	23,514	(175)	31,068	19,687	11,381
TransFund EFT network revenue	22,103	678	(17)	—	22,764	—	22,764
Merchant services revenue	2,173	8	—	—	2,181	—	2,181
Corporate card revenue	1,871	—	174	102	2,147	—	2,147
Transaction card revenue	26,147	686	157	102	27,092	—	27,092
Personal trust revenue	—	—	25,556	—	25,556	—	25,556
Corporate trust revenue	—	—	11,109	—	11,109	—	11,109
Institutional trust & retirement plan services revenue	—	—	18,986	—	18,986	—	18,986
Investment management services and other revenue	—	—	5,321	—	5,321	—	5,321
Fiduciary and asset management revenue	—	—	60,972	—	60,972	—	60,972
Commercial account service charge revenue	16,623	574	622	—	17,819	—	17,819
Overdraft fee revenue	32	5,282	52	—	5,366	—	5,366
Check card revenue	—	5,615	—	—	5,615	—	5,615
Automated service charge and other deposit fee revenue	250	1,168	57	—	1,475	—	1,475
Deposit service charges and fees	16,905	12,639	731	—	30,275	—	30,275
Mortgage production revenue	—	2,629	—	—	2,629	2,629	—
Mortgage servicing revenue	—	18,009	—	(823)	17,186	17,186	—
Mortgage banking revenue	—	20,638	—	(823)	19,815	19,815	—
Other revenue	4,376	2,832	10,962	(3,276)	14,894	8,369	6,525
Total fees and commissions revenue	$55,157	$36,795	$96,336	$(4,172)	$184,116	$47,871	$136,245
1     Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.
2    In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the three months ended March 31, 2024 (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management & Other	BOK Financial Corporation	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$37,457	$—	$37,457	$37,457	$—
Customer hedging revenue	3,743	—	2,020	562	6,325	6,325	—
Retail brokerage revenue	—	—	4,693	—	4,693	—	4,693
Investment banking revenue	3,819	—	6,885	—	10,704	3,094	7,610
Brokerage and trading revenue	7,562	—	51,055	562	59,179	46,876	12,303
TransFund EFT network revenue	20,466	826	(18)	—	21,274	—	21,274
Merchant services revenue	2,180	9	—	—	2,189	—	2,189
Corporate card revenue	1,738	—	179	113	2,030	—	2,030
Transaction card revenue	24,384	835	161	113	25,493	—	25,493
Personal trust revenue	—	—	24,345	—	24,345	—	24,345
Corporate trust revenue	—	—	9,260	—	9,260	—	9,260
Institutional trust & retirement plan services revenue	—	—	16,148	—	16,148	—	16,148
Investment management services and other revenue	—	—	5,552	—	5,552	—	5,552
Fiduciary and asset management revenue	—	—	55,305	—	55,305	—	55,305
Commercial account service charge revenue	14,900	531	546	—	15,977	—	15,977
Overdraft fee revenue	36	5,394	30	—	5,460	—	5,460
Check card revenue	—	5,670	—	—	5,670	—	5,670
Automated service charge and other deposit fee revenue	269	1,236	73	—	1,578	—	1,578
Deposit service charges and fees	15,205	12,831	649	—	28,685	—	28,685
Mortgage production revenue	—	3,525	—	—	3,525	3,525	—
Mortgage servicing revenue	—	16,115	—	(673)	15,442	15,442	—
Mortgage banking revenue	—	19,640	—	(673)	18,967	18,967	—
Other revenue	3,479	2,901	11,534	(4,979)	12,935	7,912	5,023
Total fees and commissions revenue	$50,630	$36,207	$118,704	$(4,977)	$200,564	$73,755	$126,809
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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the three months ended March 31, 2025, and 2024, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the three months ended March 31, 2025, and 2024 were immaterial.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments, and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at March 31, 2025, or December 31, 2024.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of March 31, 2025 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government securities	$1,497	$—	$1,497	$—
Residential agency mortgage-backed securities	5,713,746	—	5,713,746	—
Municipal securities	88,189	—	88,189	—
Other trading securities	48,320	—	48,320	—
Total trading securities	5,851,752	—	5,851,752	—
Available-for-sale securities:
U.S. Treasury	957	957	—	—
Municipal securities	222,282	—	222,282	—
Residential agency mortgage-backed securities	8,839,322	—	8,839,322	—
Residential non-agency mortgage-backed securities	760,144	—	760,144	—
Commercial agency mortgage-backed securities	3,279,699	—	3,279,699	—
Other debt securities	473	—	—	473
Total available-for-sale securities	13,102,877	957	13,101,447	473
Fair value option securities — Residential agency mortgage-backed securities	17,550	—	17,550	—
Residential mortgage loans held for sale[1]	79,664	—	73,198	6,466
Mortgage servicing rights[2]	342,111	—	—	342,111
Derivative contracts, net of cash collateral[3]	405,202	2,600	402,602	—
Liabilities:
Derivative contracts, net of cash collateral[3]	$180,001	$1,428	$178,573	$—
1Residential mortgage loans held for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards and are valued at 80.46% of the unpaid principal balance.
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

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of December 31, 2024 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government securities	$21,275	$1,494	$19,781	$—
Residential agency mortgage-backed securities	4,792,695	—	4,792,695	—
Municipal securities	62,230	—	62,230	—
Other trading securities	22,890	—	22,890	—
Total trading securities	4,899,090	1,494	4,897,596	—
Available-for-sale securities:
U.S. Treasury	945	945	—	—
Municipal securities	225,568	—	225,568	—
Residential agency mortgage-backed securities	8,639,389	—	8,639,389	—
Residential non-agency mortgage-backed securities	781,209	—	781,209	—
Commercial agency mortgage-backed securities	3,204,016	—	3,204,016	—
Other debt securities	473	—	—	473
Total available-for-sale securities	12,851,600	945	12,850,182	473
Fair value option securities — Residential agency mortgage-backed securities	17,876	—	17,876	—
Residential mortgage loans held for sale[1]	77,561	—	70,564	6,997
Mortgage servicing rights[2]	338,145	—	—	338,145
Derivative contracts, net of cash collateral[3]	242,809	656	242,153	—
Liabilities:
Derivative contracts, net of cash collateral[3]	$237,582	$3,391	$234,191	$—
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

Following is a description of the Company's valuation methodologies used for assets and liabilities measured on a recurring basis:
Securities

The fair values of trading, AFS, and fair value option securities are based on quoted prices for identical instruments in active markets, when available. If quoted prices for identical instruments are not available, fair values are based on significant other observable inputs such as quoted prices of comparable instruments or interest rates and credit spreads, yield curves, volatilities, prepayment speeds, and loss severities. The Company has elected to carry all residential mortgage-backed securities guaranteed by U.S. government agencies held as economic hedges against changes in the fair value of mortgage servicing rights at fair value with changes in the fair value recognized in earnings.

The fair value of certain AFS municipal and other debt securities may be based on significant unobservable inputs. These significant unobservable inputs include limited observed trades, projected cash flows, current credit rating of the issuers and, when applicable, the insurers of the debt and observed trades of similar debt. Discount rates are primarily based on references to interest rate spreads on comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies adjusted for a lack of trading volume. Significant unobservable inputs are developed by investment securities professionals involved in the active trading of similar securities. A summary of significant inputs used to value these securities follows. A management committee composed of senior members from the Company's Corporate Treasury, Risk Management and Finance departments assesses the appropriateness of these inputs quarterly.

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at March 31, 2025, for which the fair value was adjusted during the three months ended March 31, 2025 (in thousands):

Fair Value Adjustments for the
	Carrying Value at March 31, 2025			Three Months Ended Mar. 31, 2025 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Nonaccruing loans	$—	$—	$—	$—	$—
Real estate and other repossessed assets	—	—	1,582	—	(356)

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at March 31, 2024, for which the fair value was adjusted during the three months ended March 31, 2024 (in thousands):

Fair Value Adjustments for the
	Carrying Value at March 31, 2024			Three Months Ended Mar. 31, 2024 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Nonaccruing loans	$—	$67	$23,741	$4,935	$—
Real estate and other repossessed assets	—	—	—	—	—

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of March 31, 2025 follows (dollars in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Real estate and other repossessed assets	1,582	Discounted cash flows	Marketability adjustments off appraised value[1]	82% - 82% (82%)
1    Marketability adjustments include consideration of estimated costs to sell which is approximately 10% of the fair value.

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

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or are measured at fair value on a non-recurring basis as of March 31, 2025 (in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$990,358	$990,358	$990,358	$—	$—
Interest-bearing cash and cash equivalents	426,337	426,337	426,337	—	—
Trading securities:
U.S. government securities	1,497	1,497	—	1,497	—
Residential agency mortgage-backed securities	5,713,746	5,713,746	—	5,713,746	—
Municipal securities	88,189	88,189	—	88,189	—
Other trading securities	48,320	48,320	—	48,320	—
Total trading securities	5,851,752	5,851,752	—	5,851,752	—
Investment securities:
Municipal securities	92,849	94,878	—	11,638	83,240
Residential agency mortgage-backed securities	1,828,775	1,662,714	—	1,662,714	—
Commercial agency mortgage-backed securities	16,294	15,653	—	15,653	—
Other debt securities	15,788	14,785	—	14,785	—
Total investment securities	1,953,706	1,788,030	—	1,704,790	83,240
Allowance for credit losses	(193)	—	—	—	—
Investment securities, net of allowance	1,953,513	1,788,030	—	1,704,790	83,240
Available-for-sale securities:
U.S. Treasury	957	957	957	—	—
Municipal securities	222,282	222,282	—	222,282	—
Residential agency mortgage-backed securities	8,839,322	8,839,322	—	8,839,322	—
Residential non-agency mortgage-backed securities	760,144	760,144	—	760,144	—
Commercial agency mortgage-backed securities	3,279,699	3,279,699	—	3,279,699	—
Other debt securities	473	473	—	—	473
Total available-for-sale securities	13,102,877	13,102,877	957	13,101,447	473
Fair value option securities — Residential agency mortgage-backed securities	17,550	17,550	—	17,550	—
Residential mortgage loans held for sale	79,664	79,664	—	73,198	6,466
Loans:
Commercial	14,403,431	14,376,352	—	—	14,376,352
Commercial real estate	5,163,536	5,064,006	—	—	5,064,006
Loans to individuals	4,123,521	4,011,876	—	—	4,011,876
Total loans	23,690,488	23,452,234	—	—	23,452,234
Allowance for loan losses	(278,594)	—	—	—	—
Loans, net of allowance	23,411,894	23,452,234	—	—	23,452,234
Mortgage servicing rights	342,111	342,111	—	—	342,111
Derivative instruments with positive fair value, net of cash collateral	405,202	405,202	2,600	402,602	—
Deposits with no stated maturity	34,815,245	34,815,245	—	—	34,815,245
Time deposits	3,466,428	3,450,630	—	—	3,450,630
Other borrowed funds	4,003,053	4,005,049	—	—	4,005,049
Subordinated debentures	131,186	124,022	—	124,022	—
Derivative instruments with negative fair value, net of cash collateral	180,001	180,001	1,428	178,573	—

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or are measured at fair value on a non-recurring basis as of December 31, 2024 (in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$1,043,969	$1,043,969	$1,043,969	$—	$—
Interest-bearing cash and cash equivalents	390,732	390,732	390,732	—	—
Trading securities:
U.S. government securities	21,275	21,275	1,494	19,781	—
Residential agency mortgage-backed securities	4,792,695	4,792,695	—	4,792,695	—
Municipal securities	62,230	62,230	—	62,230	—
Other trading securities	22,890	22,890	—	22,890	—
Total trading securities	4,899,090	4,899,090	1,494	4,897,596	—
Investment securities:
Municipal securities	104,467	106,489	—	11,674	94,815
Residential agency mortgage-backed securities	1,880,473	1,680,800	—	1,680,800	—
Commercial agency mortgage-backed securities	16,220	15,357	—	15,357	—
Other debt securities	16,288	15,283	—	15,283	—
Total investment securities	2,017,448	1,817,929	—	1,723,114	94,815
Allowance for credit losses	(223)	—	—	—	—
Investment securities, net of allowance	2,017,225	1,817,929	—	1,723,114	94,815
Available-for-sale securities:
U.S. Treasury	945	945	945	—	—
Municipal securities	225,568	225,568	—	225,568	—
Residential agency mortgage-backed securities	8,639,389	8,639,389	—	8,639,389	—
Residential non-agency mortgage-backed securities	781,209	781,209	—	781,209	—
Commercial agency mortgage-backed securities	3,204,016	3,204,016	—	3,204,016	—
Other debt securities	473	473	—	—	473
Total available-for-sale securities	12,851,600	12,851,600	945	12,850,182	473
Fair value option securities — Residential agency mortgage-backed securities	17,876	17,876	—	17,876	—
Residential mortgage loans held for sale	77,561	77,561	—	70,564	6,997
Loans:
Commercial	15,030,136	14,903,851	—	—	14,903,851
Commercial real estate	5,058,452	4,933,396	—	—	4,933,396
Loans to individuals	4,026,136	3,872,299	—	—	3,872,299
Total loans	24,114,724	23,709,546	—	—	23,709,546
Allowance for loan losses	(280,035)	—	—	—	—
Loans, net of allowance	23,834,689	23,709,546	—	—	23,709,546
Mortgage servicing rights	338,145	338,145	—	—	338,145
Derivative instruments with positive fair value, net of cash collateral	242,809	242,809	656	242,153	—
Deposits with no stated maturity	34,655,820	34,655,820	—	—	34,655,820
Time deposits	3,535,410	3,522,242	—	—	3,522,242
Other borrowed funds	4,322,979	4,323,174	—	—	4,323,174
Subordinated debentures	131,200	121,057	—	121,057	—
Derivative instruments with negative fair value, net of cash collateral	237,582	237,582	3,391	234,191	—

Because no market exists for certain of these financial instruments and management does not intend to sell these financial instruments, the fair values shown in the tables above may not represent values at which the respective financial instruments could be sold individually or in the aggregate at the given reporting date.

(12) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on March 31, 2025, through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. On April 23, 2025, the Company redeemed $31 million of its 7.152% junior subordinated debt originally due on July 23, 2034, for 100% of the principal amount, plus accrued interest up to the redemption date. No other events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Quarterly Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In thousands, except per share data)	Three Months Ended
	March 31, 2025			December 31, 2024
	Average Balance	Revenue/ Expense	Yield/ Rate[1]	Average Balance	Revenue/ Expense	Yield/ Rate[1]
Assets
Interest-bearing cash and cash equivalents	$564,014	$6,229	4.48%	$546,955	$6,322	4.60%
Trading securities	5,881,997	73,871	5.07%	5,636,949	68,817	4.90%
Investment securities, net of allowance	1,980,005	7,008	1.42%	2,037,072	7,256	1.42%
Available-for-sale securities	12,962,830	127,573	3.82%	12,969,630	127,803	3.82%
Fair value option securities	17,603	178	3.72%	18,384	183	3.70%
Restricted equity securities	348,266	6,541	7.51%	338,236	6,427	7.60%
Residential mortgage loans held for sale	63,365	975	6.03%	87,353	1,296	5.85%
Loans	24,068,227	398,737	6.71%	24,024,544	423,487	7.01%
Allowance for loan losses	(279,983)			(283,685)
Loans, net of allowance	23,788,244	398,737	6.79%	23,740,859	423,487	7.10%
Total earning assets	45,606,324	621,112	5.45%	45,375,438	641,591	5.59%
Receivable on unsettled securities sales	184,960			284,793
Cash and other assets	5,195,619			4,954,955
Total assets	$50,986,903			$50,615,186
Liabilities and equity
Interest-bearing deposits:
Transaction	$25,859,733	$204,521	3.21%	$24,992,464	$214,868	3.42%
Savings	844,875	1,168	0.56%	818,210	1,213	0.59%
Time	3,498,401	35,383	4.10%	3,629,882	41,643	4.56%
Total interest-bearing deposits	30,203,009	241,072	3.24%	29,440,556	257,724	3.48%
Funds purchased and repurchase agreements	935,716	7,028	3.05%	1,076,400	10,231	3.78%
Other borrowings	4,626,402	52,135	4.57%	4,489,870	55,883	4.95%
Subordinated debentures	131,188	2,084	6.44%	131,185	2,241	6.80%
Total interest-bearing liabilities	35,896,315	302,319	3.42%	35,138,011	326,079	3.69%
Non-interest bearing demand deposits	8,156,069			8,378,558
Due on unsettled securities purchases	425,050			472,334
Other liabilities	848,797			1,047,983
Total equity	5,660,672			5,578,300
Total liabilities and equity	$50,986,903			$50,615,186
Tax-equivalent net interest income		$318,793	2.03%		$315,512	1.90%
Tax-equivalent net interest income to earning assets			2.78%			2.75%
Less tax-equivalent adjustment		2,542			2,466
Net interest income		316,251			313,046
Provision for credit losses		—			—
Other operating revenue		186,041			210,044
Other operating expense		347,529			347,656
Income before taxes		154,763			175,434
Federal and state income taxes		34,992			39,280
Net income		119,771			136,154
Net income (loss) attributable to non-controlling interests		(6)			—
Net income attributable to BOK Financial Corporation shareholders		$119,777			$136,154
Earnings per average common share equivalent:
Basic		$1.86			$2.12
Diluted		$1.86			$2.12
1    Yield calculations are shown on a tax-equivalent basis at the statutory federal and state rates for the periods presented. The yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income and the unrealized gains and losses. The yield calculation also includes average loan balances for which the accrual of interest has been discontinued and are net of unearned income. Yield/rate calculations are generally based on the conventions that determine how interest income and expense is accrued.

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
1    Yield calculations are shown on a tax-equivalent basis at the statutory federal and state rates for the periods presented. The yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income and the unrealized gains and losses. The yield calculation also includes average loan balances for which the accrual of interest has been discontinued and are net of unearned income. Yield/rate calculations are generally based on the conventions that determine how interest income and expense is accrued.

(In thousands, except per share data)	Three Months Ended
	March 31, 2024
	Average Balance	Revenue / Expense	Yield/ Rate[1]
Assets
Interest-bearing cash and cash equivalents	$567,680	$7,005	4.96%
Trading securities	5,371,209	68,300	5.12%
Investment securities, net of allowance	2,210,040	7,854	1.42%
Available-for-sale securities	12,537,981	113,593	3.48%
Fair value option securities	20,080	195	3.59%
Restricted equity securities	412,376	8,858	8.59%
Residential mortgage loans held for sale	57,402	923	6.25%
Loans	23,948,567	440,584	7.40%
Allowance for loan losses	(278,449)
Loans, net of allowance	23,670,118	440,584	7.48%
Total earning assets	44,846,886	647,312	5.73%
Receivable on unsettled securities sales	307,389
Cash and other assets	4,873,297
Total assets	$50,027,572
Liabilities and equity
Interest-bearing deposits:
Transaction	$22,264,259	$203,781	3.68%
Savings	843,037	1,204	0.57%
Time	3,287,179	37,139	4.54%
Total interest-bearing deposits	26,394,475	242,124	3.69%
Funds purchased and repurchase agreements	1,258,044	12,664	4.05%
Other borrowings	6,844,633	94,540	5.56%
Subordinated debentures	131,154	2,312	7.09%
Total interest-bearing liabilities	34,628,306	351,640	4.08%
Non-interest bearing demand deposits	8,631,416
Due on unsettled securities purchases	499,936
Other liabilities	1,112,947
Total equity	5,154,967
Total liabilities and equity	$50,027,572
Tax-equivalent net interest income		$295,672	1.65%
Tax-equivalent net interest income to earning assets			2.61%
Less tax-equivalent adjustment		2,100
Net interest income		293,572
Provision for credit losses		8,000
Other operating revenue		161,701
Other operating expense		340,384
Income before taxes		106,889
Federal and state income taxes		23,195
Net income		83,694
Net income (loss) attributable to non-controlling interests		(9)
Net income attributable to BOK Financial Corporation shareholders		$83,703
Earnings Per Average Common Share Equivalent:
Basic		$1.29
Diluted		$1.29
1    Yield calculations are shown on a tax-equivalent basis at the statutory federal and state rates for the periods presented. The yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income and the unrealized gains and losses. The yield calculation also includes average loan balances for which the accrual of interest has been discontinued and are net of unearned income. Yield/rate calculations are generally based on the conventions that determine how interest income and expense is accrued.

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	June 30, 2024	Mar. 31, 2024
Interest revenue	$618,570	$639,125	$680,310	$671,817	$645,212
Interest expense	302,319	326,079	372,191	375,796	351,640
Net interest income	316,251	313,046	308,119	296,021	293,572
Provision for credit losses	—	—	2,000	8,000	8,000
Net interest income after provision for credit losses	316,251	313,046	306,119	288,021	285,572
Other operating revenue
Brokerage and trading revenue	31,068	55,505	50,391	53,017	59,179
Transaction card revenue	27,092	27,631	28,495	27,246	25,493
Fiduciary and asset management revenue	60,972	60,595	57,384	57,576	55,305
Deposit service charges and fees	30,275	30,038	30,450	29,572	28,685
Mortgage banking revenue	19,815	18,140	18,372	18,628	18,967
Other revenue	14,894	15,029	17,402	13,988	12,935
Total fees and commissions	184,116	206,938	202,494	200,027	200,564
Other gains (losses), net	(725)	4,995	13,087	57,375	4,269
Gain (loss) on derivatives, net	9,565	(21,728)	8,991	(1,091)	(8,633)
Gain (loss) on fair value option securities, net	325	(621)	764	(94)	(305)
Change in fair value of mortgage servicing rights	(7,240)	20,460	(16,453)	3,453	10,977
Gain (loss) on available-for-sale securities, net	—	—	(691)	34	(45,171)
Total other operating revenue	186,041	210,044	208,192	259,704	161,701
Other operating expense
Personnel	214,185	210,675	206,821	191,090	202,653
Business promotion	8,818	9,365	7,681	8,250	7,978
Charitable contributions to BOKF Foundation	—	—	—	13,610	—
Professional fees and services	13,269	15,175	13,405	13,331	12,010
Net occupancy and equipment	32,992	32,713	32,077	30,245	30,293
FDIC and other insurance	6,587	6,862	8,186	7,317	8,740
FDIC special assessment	523	(686)	(1,437)	1,190	6,454
Data processing and communications	47,578	48,024	47,554	46,131	45,564
Printing, postage and supplies	3,639	3,699	3,594	3,789	3,997
Amortization of intangible assets	2,652	2,855	2,856	2,898	3,003
Mortgage banking costs	7,689	10,692	9,059	8,532	6,355
Other expense	9,597	8,282	11,229	10,307	13,337
Total other operating expense	347,529	347,656	341,025	336,690	340,384
Net income before taxes	154,763	175,434	173,286	211,035	106,889
Federal and state income taxes	34,992	39,280	33,313	47,303	23,195
Net income	119,771	136,154	139,973	163,732	83,694
Net income (loss) attributable to non-controlling interests	(6)	—	(26)	19	(9)
Net income attributable to BOK Financial Corporation shareholders	$119,777	$136,154	$139,999	$163,713	$83,703

Earnings per share:
Basic	$1.86	$2.12	$2.18	$2.54	$1.29
Diluted	$1.86	$2.12	$2.18	$2.54	$1.29
Average shares used in computation:
Basic	63,547,510	63,491,458	63,489,581	63,714,204	64,290,105
Diluted	63,547,510	63,491,458	63,489,581	63,714,204	64,290,105

PART II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings at Note 6 to the Consolidated Financial Statements.

Item 1A. Risk Factors
There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1 to January 31, 2025	24,680	$114.37	—	1,542,980
February 1 to February 28, 2025	21,908	$118.26	—	1,542,980
March 1 to March 31, 2025	10,000	$98.45	10,000	1,532,980
Total	56,588		10,000
1On November 1, 2022, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock. As of March 31, 2025, the Company had repurchased 3,467,020 shares under this plan. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations, and other factors.
2The Company may repurchase mature shares from employees to cover the exercise price and taxes in connection with employee equity compensation.
Item 5. Other Information

Trading Plans

No Company director or officer (as defined in Exchange Act Rule 16a-1(f)) has adopted, modified or terminated any trading arrangements during the first quarter of 2025.

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

Date:        April 30, 2025

/s/ Martin E. Grunst
Martin E. Grunst
Executive Vice President and
Chief Financial Officer

/s/ Michael J. Rogers
Michael J. Rogers
Senior Vice President and
Chief Accounting Officer