Form 10-Q
period 2025-06-30
BOK FINANCIAL CORP
filed 2025-07-30
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,611,097 shares of common stock ($.00006 par value) as of June 30, 2025.

BOK Financial Corporation
Form 10-Q
Quarter Ended June 30, 2025

GLOSSARY OF DEFINED TERMS

The following items may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
AFS	Available-For-Sale
AOCI	Accumulated Other Comprehensive Income
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Board	Board of Directors of BOK Financial Corporation
BOK Financial	BOK Financial Corporation
BOKF	BOK Financial Corporation
CODM	Chief Operating Decision Maker
Company	BOK Financial Corporation
EFT	Electronic Funds Transfer
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FTE	Full Time Equivalent
GAAP	Generally Accepted Accounting Principles in the United States of America
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
MSR	Mortgage Servicing Rights
Nasdaq	National Association of Securities Dealers Automated Quotations
PPNR	Pre-Provision Net Revenue
RMHFS	Residential Mortgages Held for Sale
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SVaR	Stressed Value at Risk
TransFund	BOKF's electronic funds transfer network
VA	U.S. Department of Veterans Affairs
VaR	Value at Risk
WTI	West Texas Intermediate

Management's Discussion and Analysis of Financial Condition and Results of Operations
Performance Summary

BOK Financial reported net income of $140.0 million, or $2.19 per diluted share, for the second quarter of 2025 compared to $119.8 million, or $1.86 per diluted share, for the first quarter of 2025. PPNR1, a non-GAAP measure, was $180.7 million for the second quarter of 2025, compared to $154.8 million in the first quarter of 2025.

Highlights of the second quarter of 2025 compared to the first quarter of 2025 included:

•Net interest income totaled $328.2 million, an increase of $11.9 million over the prior quarter. Net interest margin expanded to 2.80% for the second quarter of 2025, compared to 2.78% for the prior quarter. For the second quarter of 2025, our core net interest margin excluding trading activities1, a non-GAAP measure, was 3.12% compared to 3.05% in the prior quarter.
•Fees and commissions revenue totaled $197.3 million, an increase of $13.2 million over the prior quarter with broad-based growth across our fee income lines. Brokerage and trading revenue increased $7.1 million, fiduciary and asset management revenue grew $3.0 million, and transaction card revenue increased $2.5 million.
•Other operating expense totaled $354.5 million, an increase of $7.0 million compared to the prior quarter. Personnel expense was relatively unchanged and non-personnel expense increased $6.4 million, led by higher operational losses combined with increased costs related to ongoing technology projects.
•Other gains (losses), net, were a net gain of $8.1 million for the second quarter of 2025, compared to a net loss of $725 thousand in the first quarter of 2025. Net gains on merchant banking investments were $5.2 million and net gains on investments related to deferred compensation were $3.4 million for the second quarter of 2025. The prior quarter included net gains on merchant banking investments of $678 thousand and net losses of $1.1 million on investments related to deferred compensation.
•Period end outstanding loan balances totaled $24.3 billion at June 30, 2025, an increase of $602 million compared to March 31, 2025. Growth in commercial real estate loans and loans to individuals was slightly offset by a decrease in energy portfolio balances. Average loan balances increased $108 million to $24.2 billion.
•No provision for expected credit losses was necessary for the second quarter of 2025, primarily due to further improvements in portfolio credit quality offset by the impact of loan growth during the quarter. Net charge-offs in the second quarter remained historically low at $561 thousand, or less than 0.01% of average loans on an annualized basis. The resulting combined allowance for credit losses totaled $330 million, or 1.36% of outstanding loans, at June 30, 2025. The combined allowance for credit losses was $331 million, or 1.40% of outstanding loans, at March 31, 2025.
•Nonperforming assets not guaranteed by U.S. government agencies were $74 million, a $4.4 million decrease compared to March 31, 2025. Potential problem loans decreased by $10 million while other loans especially mentioned increased by $22 million compared to March 31, 2025.
•Period end deposits were relatively unchanged at $38.2 billion at June 30, 2025. Average deposits decreased $222 million, including a $198 million reduction in demand deposit balances and a $25 million decrease in average interest-bearing deposits. The loan to deposit ratio was 64% at June 30, 2025, compared to 62% at March 31, 2025.
•Assets under management or administration totaled $117.9 billion at June 30, 2025, increasing $3.9 billion compared to March 31, 2025, primarily driven by improvements in the equity markets during the second quarter.
•The Company's tangible common equity ratio1, a non-GAAP measure, was 9.63% at June 30, 2025, and 9.48% at March 31, 2025. The tangible common equity ratio is primarily based on total shareholders' equity, which includes unrealized gains and losses on AFS securities. Adjusted for all securities portfolio losses, including the tax adjusted losses in the investment portfolio, the tangible common equity ratio1 would be 9.40% at June 30, 2025, and 9.23% at March 31, 2025.
1    See Explanation and Reconciliation of Non-GAAP Measures in "Non-GAAP Measures" section following.

•The common equity Tier 1 capital ratio at June 30, 2025, was 13.59%. Other regulatory capital ratios include the Tier 1 capital ratio at 13.60%, total capital ratio at 14.48%, and leverage ratio at 9.88%. At March 31, 2025, the common equity Tier 1 capital ratio was 13.31%, the Tier 1 capital ratio was 13.31%, the total capital ratio was 14.54%, and the leverage ratio was 10.02%.
•The Company repurchased 663,298 shares of common stock at an average price of $93.99 per share in the second quarter of 2025 and 10,000 shares of common stock at an average price of $98.45 per share in the first quarter of 2025. We view share buybacks opportunistically, but within the context of maintaining our strong capital position. On July 29, 2025, the board of directors approved a new share repurchase authorization of up to five million shares, which replaces the previous authorization from November 1, 2022 under which 869,682 shares remain. The new repurchase authorization does not have an expiration date, may be suspended at any time, does not include specific price targets, may be executed from time to time through open market purchases or one or more private negotiated transactions, including Rule 10b5-1 programs, and other transactions or arrangements as officers may determine.
•The Company paid a regular cash dividend of $36.3 million, or $0.57 per common share, during the second quarter of 2025. On July 29, 2025, the board of directors approved a quarterly cash dividend of $0.57 per common share payable on or about August 27, 2025, to shareholders of record as of August 13, 2025.
Highlights of the six months ended June 30, 2025, compared to the six months ended June 30, 2024, included:
•Net interest income totaled $644.4 million for the six months ended June 30, 2025, and $589.6 million for the six months ended June 30, 2024. Net interest income increased $41.6 million from changes in interest rates and increased $14.1 million from changes in earning assets. Net interest margin was 2.79% compared to 2.59% reflecting the funding shift from wholesale borrowings to interest-bearing deposits, along with improving yields on the AFS securities portfolio. The AFS securities portfolio yield increased 26 basis points while loan yields decreased 69 basis points. Funding costs decreased 71 basis points. Average earning assets increased $866 million to $46.3 billion, driven largely by higher average trading securities and AFS securities balances. Total interest-bearing deposits increased $3.4 billion, partially offset by a decrease of $452 million in demand deposit balances. Other borrowed funds decreased $2.4 billion.
•Fees and commissions revenue totaled $381.4 million for the six months ended June 30, 2025, a $19.1 million decrease compared to the six months ended June 30, 2024. Brokerage and trading revenue decreased $43.0 million, largely due to a shift in fee revenue to interest income combined with lower trading volumes and compressed trading margins. Fiduciary and asset management revenue increased $12.1 million led by growth in trust fees related to higher market valuations and continued growth in client relationships. Transaction card revenue increased $3.9 million led by growth in the volume of transactions processed. Other revenue increased $3.3 million, primarily related to higher fees earned on derivative counterparty margin and deposit service charges increased $3.3 million due to growth in commercial service charges.
•Other gains (losses), net, were a net gain of $7.4 million for the six months ended June 30, 2025, compared to a net gain of $61.6 million for the six months ended June 30, 2024. The six months ended June 30, 2024 included a $53.8 million pre-tax gain on the conversion of our Visa B shares. Gain on merchant banking investments was $5.9 million and gains on investments related to deferred compensation were $2.3 million for the six months ended June 30, 2025. The six months ended June 30, 2024, included net gains on merchant banking investments of $1.3 million and a gain of $5.7 million on investments related to deferred compensation. The six months ended June 30, 2024 also included a loss of $45.1 million on the repositioning of the AFS securities portfolio.
•Total operating expense was $702.0 million for the six months ended June 30, 2025, an increase of $25.0 million compared to the six months ended June 30, 2024. Personnel expense increased $35.2 million. Regular compensation increased $15.9 million, largely related to annual merit increases, salary adjustments, and business expansion. Incentive compensation expense was up $10.1 million, primarily due to cash-based incentive compensation costs. Employee benefits expense increased $9.2 million related to higher employee healthcare costs and an increase in payroll taxes. Non-personnel expense decreased $10.2 million to $273.1 million. The six months ended June 30, 2024 included charitable contributions to the BOKF Foundation of $13.6 million and FDIC insurance special assessment costs of $7.6 million. These decreases in expense were partially offset by increases in data processing expense, net occupancy and equipment expense, and professional fees and services expense.
•No provision for expected credit losses was necessary for the six months ended June 30, 2025. A $16.0 million provision for expected credit losses was recorded for the six months ended June 30, 2024.

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

Tax-equivalent net interest income totaled $330.7 million for the second quarter of 2025, up from $318.8 million in the prior quarter. Net interest income increased $7.9 million from changes in interest rates and increased $4.0 million from changes in earning assets. Table 1 shows the effect on net interest income from changes in average balances and interest rates for various types of earning assets and interest-bearing liabilities.

Average earning assets increased $1.4 billion over the first quarter of 2025. The average balance of trading securities increased $995 million, while average AFS securities grew by $256 million. Average loan balances increased $108 million due to growth in commercial real estate loans and loans to individuals, largely offset by a decrease in commercial loan balances. Average fair value options securities increased $71 million and restricted equity securities increased $42 million.

Total average deposits decreased $222 million compared to the first quarter of 2025, including a $198 million decrease in demand deposits and a $25 million decrease in interest-bearing deposits. Average funds purchased and repurchase agreements decreased $154 million, while average other borrowings increased $1.4 billion.

Net interest margin was 2.80% compared to 2.78% in the first quarter of 2025. For the second quarter of 2025, our core net interest margin excluding trading activities1, a non-GAAP measure, was 3.12% compared to 3.05% in the prior quarter. The tax-equivalent yield on earning assets was 5.47%, an increase of 2 basis points. The yield on the AFS securities portfolio increased 7 basis points to 3.89%. Loan yields were unchanged at 6.71%. The yield on trading securities decreased 2 basis points to 5.05%. The yield on fair value option securities increased 218 basis points to 5.90% and the yield on restricted equity securities expanded 22 basis points to 7.73%.

Funding costs were 3.40%, a 2 basis point decrease compared to the prior quarter. The cost of interest-bearing deposits decreased 7 basis points to 3.17%. The cost of funds purchased and repurchase agreements increased 45 basis points to 3.50% while the cost of other borrowings decreased 8 basis points to 4.49%. The cost of subordinated debentures was down 6 basis points to 6.38%. All outstanding subordinated debentures were called during the second quarter. The benefit to net interest margin from assets funded by non-interest liabilities was 73 basis points, a decrease of 2 basis points.

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
1    See Explanation and Reconciliation of Non-GAAP Measures in "Non-GAAP Measures" section following.

Table 1 – Volume/Rate Analysis
(In thousands)

	Three Months Ended June 30, 2025 / Mar. 31, 2025			Six Months Ended June 30, 2025 / 2024
		Change Due To1			Change Due To1
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$(603)	$(610)	$7	$(2,926)	$(403)	$(2,523)
Trading securities	12,617	12,902	(285)	17,203	18,262	(1,059)
Investment securities	(246)	(230)	(16)	(1,673)	(1,643)	(30)
Available-for-sale securities	3,787	1,427	2,360	21,424	4,414	17,010
Fair value option securities	1,141	844	297	1,108	752	356
Restricted equity securities	1,004	877	127	(3,964)	(3,170)	(794)
Residential mortgage loans held for sale	371	352	19	50	163	(113)
Loans	5,818	3,815	2,003	(86,434)	(2,682)	(83,752)
Total tax-equivalent interest revenue	23,889	19,377	4,512	(55,212)	15,693	(70,905)
Interest expense:
Transaction deposits	(305)	1,135	(1,440)	(10,166)	54,402	(64,568)
Savings deposits	(13)	20	(33)	(77)	40	(117)
Time deposits	(2,311)	(145)	(2,166)	(7,119)	2,586	(9,705)
Funds purchased and repurchase agreements	(208)	(1,213)	1,005	(18,360)	(12,758)	(5,602)
Other borrowings	15,275	16,038	(763)	(74,188)	(42,125)	(32,063)
Subordinated debentures	(496)	(490)	(6)	(946)	(534)	(412)
Total interest expense	11,942	15,345	(3,403)	(110,856)	1,611	(112,467)
Tax-equivalent net interest income	11,947	4,032	7,915	55,644	14,082	41,562
Change in tax-equivalent adjustment	32			820
Net interest income	$11,915			$54,824
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $207.1 million for the second quarter of 2025, an increase of $21.1 million over the first quarter of 2025, from broad-based growth across our fee income lines combined with net gains on merchant banking activities.

Table 2 – Other Operating Revenue
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Six Months Ended		Increase (Decrease)	% Increase (Decrease)
	June 30, 2025	Mar. 31, 2025			June 30, 2025	June 30, 2024
Brokerage and trading revenue	$38,125	$31,068	$7,057	23%	$69,193	$112,196	$(43,003)	(38)%
Transaction card revenue	29,561	27,092	2,469	9%	56,653	52,739	3,914	7%
Fiduciary and asset management revenue	63,964	60,972	2,992	5%	124,936	112,881	12,055	11%
Deposit service charges and fees	31,319	30,275	1,044	3%	61,594	58,257	3,337	6%
Mortgage banking revenue	18,993	19,815	(822)	(4)%	38,808	37,595	1,213	3%
Other revenue	15,368	14,894	474	3%	30,262	26,923	3,339	12%
Total fees and commissions revenue	197,330	184,116	13,214	7%	381,446	400,591	(19,145)	(5)%
Other gains (losses), net	8,140	(725)	8,865	N/A	7,415	61,644	(54,229)	N/A
Gain (loss) on derivatives, net	5,535	9,565	(4,030)	N/A	15,100	(9,724)	24,824	N/A
Gain (loss) on fair value option securities, net	1,112	325	787	N/A	1,437	(399)	1,836	N/A
Change in fair value of mortgage servicing rights	(5,019)	(7,240)	2,221	N/A	(12,259)	14,430	(26,689)	N/A
Gain (loss) on available-for-sale securities, net	—	—	—	N/A	—	(45,137)	45,137	N/A
Total other operating revenue	$207,098	$186,041	$21,057	11%	$393,139	$421,405	$(28,266)	(7)%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and Commissions Revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 38% of combined net interest income before provision for credit losses and fees and commissions revenue for the second quarter of 2025. We believe that a variety of fee revenue sources provides diversification to changes resulting from market or economic conditions such as interest rates, values in the equity markets, commodity prices, and consumer spending, all of which can be volatile. Many of the economic factors, such as decreasing interest rates, that we expect will result in a decline in net interest income or fiduciary and asset management revenue may also increase mortgage banking production volumes and related trading. The velocity of changes in market conditions and interest rates may result in timing differences between when offsetting impacts and benefits are realized. Generally, for operating revenues not as directly related to movement in interest rates, we expect growth to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, regulatory constraints, increased competition, and saturation in our existing markets could affect the rate of future increases.

Brokerage and Trading Revenue

Brokerage and trading revenue, which includes revenues from trading, customer hedging, retail brokerage, and investment banking, increased $7.1 million compared to the first quarter of 2025.

Trading revenue includes net realized and unrealized gains and losses primarily related to residential mortgage-backed securities guaranteed by U.S. government agencies and related derivative instruments that enable our mortgage banking customers to manage their production risk. Trading revenue also includes net realized and unrealized gains and losses on municipal securities and other financial instruments that we sell to institutional customers, along with changes in the fair value of financial instruments we hold as economic hedges against market risk of our trading securities. Trading revenue was $14.4 million, a $6.3 million increase compared to the prior quarter, driven by steady customer demand and higher mortgage origination volumes from seasonal production. Interest rate levels and curve steepness can result in a shift from trading revenue to net interest income from trading securities. See further discussion on a total revenue basis in the Wealth Management discussion in Management's Discussion and Analysis - Segment Reporting following.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Risk Management Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange, and equity derivatives to our customers. Customer hedging revenue totaled $7.5 million for the second quarter of 2025, a decrease of $879 thousand compared to the prior quarter, primarily attributed to our energy derivative customers. Customer hedging revenue includes credit valuation adjustments of the fair value of derivatives to reflect the risk of counterparty default.

Investment banking, which includes fees earned upon completion of underwriting, financial advisory services, and loan syndication fees, totaled $11.1 million, an increase of $1.5 million over the prior quarter, largely related to the timing and volume of completed loan syndication transactions.
Transaction Card Revenue

Transaction card revenue includes revenues from processing transactions on behalf of members of our TransFund electronic fund transfer network, merchant services fees paid by customers for account management and electronic processing of card transactions, and interchange fees from our corporate card program. Transaction card revenue totaled $29.6 million for the second quarter of 2025, a $2.5 million increase, primarily due to growth in transaction volumes processed during the quarter.
Fiduciary and Asset Management Revenue

Fiduciary and asset management revenue is earned through managing or holding of assets for customers and executing transactions or providing related services. Fiduciary and asset management revenue is largely based on the fair value of assets. Rates applied to asset values vary based on the nature of the relationship. Fiduciary relationships and managed asset relationships generally have higher fee rates than non-fiduciary and/or non-managed relationships. Fiduciary and asset management revenue was $64.0 million for the second quarter of 2025, an increase of $3.0 million over the first quarter of 2025, led by higher seasonal tax preparation fee income.

A distribution of assets under management or administration and related fiduciary and asset management revenue follows:

Table 3 – Assets Under Management or Administration
(Dollars in thousands)

	Three Months Ended
	June 30, 2025			March 31, 2025
	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]
Managed fiduciary assets:
Personal	$12,870,191	$29,969	0.93%	$12,382,640	$28,012	0.90%
Institutional	25,129,138	12,706	0.20%	24,090,880	12,786	0.21%
Total managed fiduciary assets	37,999,329	42,675	0.45%	36,473,520	40,798	0.45%

Non-managed assets:
Fiduciary	33,057,806	18,596	0.23%	31,586,317	17,652	0.22%
Non-fiduciary	20,758,866	2,693	0.05%	20,170,128	2,522	0.05%
Safekeeping and brokerage assets under administration	26,054,969	—	—%	25,726,598	—	—%
Total non-managed assets	79,871,641	21,289	0.11%	77,483,043	20,174	0.10%

Total assets under management or administration	$117,870,970	$63,964	0.22%	$113,956,563	$60,972	0.21%

	Six Months Ended
	June 30, 2025			June 30, 2024
	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]
Managed fiduciary assets:
Personal	$12,870,191	$57,981	0.90%	$11,479,779	$58,036	1.01%
Institutional	25,129,138	25,492	0.20%	20,019,267	20,322	0.20%
Total managed fiduciary assets	37,999,329	83,473	0.44%	31,499,046	78,358	0.50%

Non-managed assets:
Fiduciary	33,057,806	36,248	0.22%	30,418,648	28,759	0.19%
Non-fiduciary	20,758,866	5,215	0.05%	20,031,316	5,764	0.06%
Safekeeping and brokerage assets under administration	26,054,969	—	—%	25,528,020	—	—%
Total non-managed assets	79,871,641	41,463	0.10%	75,977,984	34,523	0.09%

Total assets under management or administration	$117,870,970	$124,936	0.21%	$107,477,030	$112,881	0.21%

1    Assets under management or administration balance excludes certain assets under custody held by a sub-custodian where minimal revenue is recognized. $22 billion, $20 billion, and $21 billion of such assets are excluded from assets under management or administration at June 30, 2025, March 31, 2025, and June 30, 2024, respectively.
2    Fiduciary and asset management revenue includes asset-based and other fees associated with the assets.
3    Annualized revenue divided by period end asset balance.

A summary of changes in assets under management or administration for the three and six months ended June 30, 2025, and 2024 follows:

Table 4 – Changes in Assets Under Management or Administration
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$113,956,563	$105,530,903	$114,615,237	$104,736,999
Net inflows (outflows)	935,068	532,449	1,426,858	(1,431,258)
Net change in fair value	2,979,339	1,413,678	1,828,875	4,171,289
Ending balance	$117,870,970	$107,477,030	$117,870,970	$107,477,030

Assets under management as of June 30, 2025, consist of 42% fixed income, 36% equities, 14% cash, and 8% alternative investments.

Deposit Service Charges

Deposit service charges and fees totaled $31.3 million for the second quarter of 2025, an increase of $1.0 million over the first quarter of 2025, primarily due to growth in commercial service charges and check card fees.

Mortgage Banking Revenue
Mortgage banking revenue was relatively unchanged from the first quarter of 2025. Mortgage production volume increased $39.6 million to $223 million. Production revenue as a percentage of production volume, which includes unrealized gains and losses on our mortgage commitment pipeline and related hedges, was 0.76% for the second quarter of 2025, compared to 1.43% for the first quarter of 2025.

Table 5 – Mortgage Banking Revenue
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Six Months Ended		Increase (Decrease)	% Increase (Decrease)
	June 30, 2025	Mar. 31, 2025			June 30, 2025	June 30, 2024
Mortgage production revenue	$1,707	$2,629	$(922)	(35)%	$4,336	$5,894	$(1,558)	(26)%

Mortgage loans funded for sale	$219,154	$159,816			$378,970	$379,214
Add: Current period end outstanding commitments	64,508	60,429			64,508	62,960
Less: Prior period end outstanding commitments	60,429	36,590			36,590	34,783
Total mortgage production volume	$223,233	$183,655	$39,578	22%	$406,888	$407,391	$(503)	—%

Mortgage loan refinances to mortgage loans funded for sale	16%	12%	400	bps	15%	8%	700	bps
Realized margin on funded mortgage loans	0.66%	0.91%	(25)	bps	0.77%	1.15%	(38)	bps
Production revenue as a percentage of production volume	0.76%	1.43%	(67)	bps	1.07%	1.45%	(38)	bps
Primary mortgage interest rates[1]:
Average	6.79%	6.83%	(4)	bps	6.81%	6.86%	(5)	bps
Period end	6.77%	6.65%	12	bps	6.77%	6.86%	(9)	bps

Mortgage servicing revenue	$17,286	$17,186	$100	1%	$34,472	$31,701	$2,771	9%
Average outstanding principal balance of mortgage loans serviced for others	$22,687,658	$23,089,324	$(401,666)	(2)%	$22,888,491	$21,688,229	$1,200,262	6%

Average mortgage servicing revenue rates	0.31%	0.30%	1	bp	0.30%	0.29%	1	bp
1    Primary rates disclosed in Table 5 above represent rates generally available to borrowers on 30 year conforming mortgage loans.

Net Gains and Losses on Other Assets, Securities, and Derivatives

Other gains (losses), net, were a net gain of $8.1 million for the second quarter of 2025, compared to a net loss of $725 thousand in the prior quarter. Net gains on merchant banking investments were $5.2 million and net gains on investments related to deferred compensation were $3.4 million for the second quarter of 2025. During the second quarter of 2025, a loss of $956 thousand was realized on the redemption of our subordinated debentures. The prior quarter included a net gain on merchant banking investments of $678 thousand and a net loss of $1.1 million on investments related to deferred compensation.

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

Table 6 – Gain (Loss) on Mortgage Servicing Rights
(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2025	Mar. 31, 2025	June 30, 2025	June 30, 2024
Gain (loss) on derivatives, net	$5,230	$9,183	$14,413	$(12,841)
Gain (loss) on fair value option securities, net	1,112	325	1,437	(399)
Gain (loss) on economic hedge of mortgage servicing rights, net	6,342	9,508	15,850	(13,240)
Change in fair value of mortgage servicing rights	(5,019)	(7,240)	(12,259)	14,430
Gain on changes in fair value of mortgage servicing rights, net of economic hedges included in other operating revenue	1,323	2,268	3,591	1,190
Net interest income (expense) related to fair value option securities[1]	229	(71)	158	(251)
Total economic benefit (cost) of changes in the fair value of mortgage servicing rights, net of economic hedges	$1,552	$2,197	$3,749	$939
1    Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Other Operating Expense

Other operating expense for the second quarter of 2025 totaled $354.5 million, an increase of $7.0 million over the first quarter of 2025. Our efficiency ratio1 was 65.42% for the second quarter of 2025, compared to 68.31% in the prior quarter.
Table 7 – Other Operating Expense
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Six Months Ended		Increase (Decrease)	% Increase (Decrease)
	June 30, 2025	Mar. 31, 2025			June 30, 2025	June 30, 2024
Regular compensation	$121,521	$120,323	$1,198	1%	$241,844	$225,969	$15,875	7%
Incentive compensation:
Cash-based	50,745	52,179	(1,434)	(3)%	102,924	92,817	10,107	11%
Share-based	6,080	6,266	(186)	(3)%	12,346	8,294	4,052	49%
Deferred compensation	3,281	(746)	4,027	N/A	2,535	6,621	(4,086)	N/A
Total incentive compensation	60,106	57,699	2,407	4%	117,805	107,732	10,073	9%
Employee benefits	33,084	36,163	(3,079)	(9)%	69,247	60,042	9,205	15%
Total personnel expense	214,711	214,185	526	—%	428,896	393,743	35,153	9%
Business promotion	9,139	8,818	321	4%	17,957	16,228	1,729	11%
Charitable contributions to BOKF Foundation	—	—	—	N/A	—	13,610	(13,610)	(100)%
Professional fees and services	15,402	13,269	2,133	16%	28,671	25,341	3,330	13%
Net occupancy and equipment	32,657	32,992	(335)	(1)%	65,649	60,538	5,111	8%
FDIC and other insurance	6,439	6,587	(148)	(2)%	13,026	16,057	(3,031)	(19)%
FDIC special assessment	(523)	523	(1,046)	N/A	—	7,644	(7,644)	N/A
Data processing and communications	49,597	47,578	2,019	4%	97,175	91,695	5,480	6%
Printing, postage, and supplies	4,067	3,639	428	12%	7,706	7,786	(80)	(1)%
Amortization of intangible assets	2,656	2,652	4	—%	5,308	5,901	(593)	(10)%
Mortgage banking costs	6,711	7,689	(978)	(13)%	14,400	14,887	(487)	(3)%
Other expense	13,647	9,597	4,050	42%	23,244	23,644	(400)	(2)%
Total other operating expense	$354,503	$347,529	$6,974	2%	$702,032	$677,074	$24,958	4%

Average number of employees (FTE)	5,043	5,030	13	—%	5,037	4,952	85	2%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

1    See Explanation and Reconciliation of Non-GAAP Measures in "Non-GAAP Measures" section following.

Personnel Expense
Personnel expense was $214.7 million, consistent with the first quarter of 2025. Employee benefits expense decreased $3.1 million, primarily due to a seasonal decrease in payroll taxes. Cash-based incentive compensation decreased $1.4 million. Regular compensation costs grew $1.2 million reflecting the full quarter impact of standard annual merit increases effective for most employees in March. Deferred compensation, which is offset by changes in the fair value of deferred compensation investments included in Other gains (losses), net, increased $4.0 million.
Non-personnel Operating Expense
Non-personnel expense was $139.8 million, an increase of $6.4 million. Other expense increased by $4.1 million due to higher operational losses. Professional fees and services expense increased $2.1 million and data processing expense increased $2.0 million, largely related to ongoing technology project costs. In the second quarter of 2025, the FDIC updated their estimate of the special assessment, resulting in a benefit of $523 thousand, compared to $523 thousand of expense in the prior quarter.
Income Taxes

The effective tax rate was 22.51% for the second quarter of 2025, 22.61% for the first quarter of 2025, and 22.41% for the second quarter of 2024. When compared to the first quarter of 2025, the effective tax rate decreased due to a decrease in forecasted pre-tax income. The effective tax rate for the six months ended June 30, 2025 and June 30, 2024 was 22.56% and 22.17%, respectively.
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

In addition to our reportable segments, we have a Funds Management unit. The primary purpose of this unit is to manage our overall liquidity needs and interest rate risk. Each segment borrows funds from and provides funds to the Funds Management unit as needed to support their operations. Operating results for Funds Management and other include the effect of interest rate risk positions and risk management activities, securities gains and losses including impairment charges, the provision for credit losses in excess of net loans charged off, tax planning strategies, and certain executive compensation costs that are not attributed to the segments. The Funds Management unit also initially recognizes accruals for loss contingencies when losses become probable. Actual losses are recognized by the applicable segment if the accruals are settled.

We allocate resources and evaluate the performance of our reportable segments using net income before taxes, which includes the allocation of cost of funds, capital costs, and certain indirect allocations. Credit costs are attributed to the segments based on net loans charged off or recovered. The difference between credit costs attributed to the segments and the consolidated provision for credit losses is attributed to Funds Management.

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

As shown in Table 8, net income before taxes attributable to our segments increased $12.2 million compared to the first quarter of 2025. Net interest income decreased $1.2 million, due to lower commercial deposit balances and lower spreads earned on deposits, partially offset by loan growth. Other operating revenue increased $15.3 million, primarily driven by broad-based growth across our fee income lines coupled with increased gains on merchant banking investments. Other operating expense remained consistent at $227.9 million and corporate expense allocations increased $2.3 million.

Table 8 – Net Income Before Taxes by Segment
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Six Months Ended		Increase (Decrease)	% Increase (Decrease)
	June 30, 2025	Mar. 31, 2025			June 30, 2025	June 30, 2024
Commercial Banking	$141,575	$139,983	$1,592	1%	$281,558	$320,347	$(38,789)	(12)%
Consumer Banking	24,746	22,122	2,624	12%	46,868	63,870	(17,002)	(27)%
Wealth Management	40,749	32,726	8,023	25%	73,475	69,061	4,414	6%
Segment total	207,070	194,831	12,239	6%	401,901	453,278	(51,377)	(11)%
Funds Management and other	(26,309)	(40,068)	13,759	N/A	(66,377)	(135,354)	68,977	N/A
BOK Financial Corporation	$180,761	$154,763	$25,998	17%	$335,524	$317,924	$17,600	6%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Commercial Banking

Commercial Banking contributed $141.6 million to consolidated net income before taxes in the second quarter of 2025, an increase of $1.6 million, or 1%, over the first quarter of 2025.

Table 9 – Commercial Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Six Months Ended		Increase (Decrease)	% Increase (Decrease)
	June 30, 2025	Mar. 31, 2025			June 30, 2025	June 30, 2024
Net interest income from external sources	$235,765	$231,423	$4,342	2%	$467,188	$560,342	$(93,154)	(17)%
Net interest expense from internal sources	(59,939)	(53,165)	(6,774)	(13)%	(113,104)	(152,591)	39,487	26%
Net interest income	175,826	178,258	(2,432)	(1)%	354,084	407,751	(53,667)	(13)%
Net loans charged off	29	148	(119)	(80)%	177	10,294	(10,117)	(98)%
Net interest income after net loans charged off	175,797	178,110	(2,313)	(1)%	353,907	397,457	(43,550)	(11)%
Other operating revenue	64,432	55,521	8,911	16%	119,953	104,877	15,076	14%
Personnel expense	49,506	48,051	1,455	3%	97,557	91,283	6,274	7%
Non-personnel expense	29,613	28,183	1,430	5%	57,796	54,926	2,870	5%
Total other operating expense	79,119	76,234	2,885	4%	155,353	146,209	9,144	6%
Corporate allocations	19,535	17,414	2,121	12%	36,949	35,778	1,171	3%
Net income before taxes	$141,575	$139,983	$1,592	1%	$281,558	$320,347	$(38,789)	(12)%

Average assets	$21,318,236	$21,400,745	$(82,509)	—%	$21,359,263	$21,806,587	$(447,324)	(2)%
Average loans	19,894,391	19,965,166	(70,775)	—%	19,929,583	20,235,503	(305,920)	(2)%
Average deposits	17,424,707	17,769,083	(344,376)	(2)%	17,595,944	15,959,622	1,636,322	10%
Average invested capital	2,148,937	2,147,530	1,407	—%	2,151,522	2,168,600	(17,078)	(1)%
Net interest income decreased $2.4 million, or 1%, primarily related to lower average deposit balances during the quarter. Other operating revenue increased $8.9 million over the prior quarter, driven by increased gains on merchant banking activities, higher loan syndication fees, and growth in transaction card revenue.

Other operating expense increased $2.9 million, or 4%, compared to the first quarter of 2025. Personnel expense increased $1.5 million, or 3%, primarily attributable to increased incentive compensation and the full quarter impact of annual merit increases that were effective for most employees in March. Non-personnel expense increased $1.4 million, or 5%, largely related to ongoing technology project costs.

Average outstanding loan balances attributed to Commercial Banking were consistent with the prior quarter at $19.9 billion. See the Loans section of Management's Discussion and Analysis of Financial Condition and Results of Operations following for additional discussion of changes in commercial and commercial real estate loans, which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking declined by $344 million, or 2%, compared to the first quarter of 2025, to $17.4 billion. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of changes.

Consumer Banking

Consumer Banking provides retail banking services through four primary distribution channels: traditional branches, the 24-hour ExpressBank call center, internet banking, and mobile banking. Consumer Banking also conducts mortgage banking activities through offices located outside of our Consumer Banking markets.

Consumer Banking contributed $24.7 million to consolidated net income before taxes for the second quarter of 2025, an increase of $2.6 million, or 12%, over the prior quarter.

Table 10 – Consumer Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Six Months Ended		Increase (Decrease)	% Increase (Decrease)
	June 30, 2025	Mar. 31, 2025			June 30, 2025	June 30, 2024
Net interest income from external sources	$13,463	$8,740	$4,723	54%	$22,203	$13,336	$8,867	66%
Net interest income from internal sources	44,651	48,512	(3,861)	(8)%	93,163	115,963	(22,800)	(20)%
Net interest income	58,114	57,252	862	2%	115,366	129,299	(13,933)	(11)%
Net loans charged off	1,018	1,517	(499)	(33)%	2,535	3,055	(520)	(17)%
Net interest income after net loans charged off	57,096	55,735	1,361	2%	112,831	126,244	(13,413)	(11)%
Other operating revenue	38,165	39,058	(893)	(2)%	77,223	73,765	3,458	5%
Personnel expense	25,527	25,837	(310)	(1)%	51,364	49,252	2,112	4%
Non-personnel expense	29,949	31,399	(1,450)	(5)%	61,348	59,323	2,025	3%
Total other operating expense	55,476	57,236	(1,760)	(3)%	112,712	108,575	4,137	4%
Corporate allocations	15,039	15,435	(396)	(3)%	30,474	27,564	2,910	11%
Net income before taxes	$24,746	$22,122	$2,624	12%	$46,868	$63,870	$(17,002)	(27)%

Average assets	$8,310,875	$8,201,821	$109,054	1%	$8,256,649	$8,018,132	$238,517	3%
Average loans	2,304,939	2,206,553	98,386	4%	2,256,018	1,944,346	311,672	16%
Average deposits	8,266,824	8,154,762	112,062	1%	8,211,102	7,987,475	223,627	3%
Average invested capital	331,030	322,204	8,826	3%	327,209	303,479	23,730	8%

Net interest income from Consumer Banking was relatively consistent with the first quarter of 2025 and net loans charged off decreased $499 thousand, resulting in an increase of $1.4 million net interest income after net loans charged off. Other operating revenue decreased $893 thousand, or 2%. The net benefit of the changes in the fair value of mortgage servicing rights and related economic hedges was $1.6 million compared to a net benefit of $2.2 million for the first quarter of 2025. Other operating expenses decreased $1.8 million, or 3%, primarily due to reduced operational losses.

Average loans increased $98 million, or 4%, over the prior quarter, to $2.3 billion. Average deposits attributed to the Consumer Banking segment were largely unchanged from the previous quarter. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of the changes.

Wealth Management

Wealth Management contributed $40.7 million to consolidated net income before taxes in the second quarter of 2025, an increase of $8.0 million, or 25%, over the first quarter of 2025, led by growth in brokerage and trading revenue.

Table 11 – Wealth Management
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Six Months Ended			Increase (Decrease)	% Increase (Decrease)
	June 30, 2025	Mar. 31, 2025			June 30, 2025		June 30, 2024
Net interest income (expense) from external sources	$25,654	$13,942	$11,712	84%	$39,596		$(1,122)	$40,718	3,629%
Net interest income from internal sources	19,190	30,560	(11,370)	(37)%	49,750		59,021	(9,271)	(16)%
Net interest income	44,844	44,502	342	1%	89,346		57,899	31,447	54%
Net loans recovered	(7)	(8)	(1)	(13)%	(15)		(15)	—	—%
Net interest income after net loans recovered	44,851	44,510	341	1%	89,361		57,914	31,447	54%
Other operating revenue	103,650	96,336	7,314	8%	199,986		231,912	(31,926)	(14)%
Personnel expense	66,309	67,245	(936)	(1)%	133,554		127,218	6,336	5%
Non-personnel expense	26,972	27,021	(49)	—%	53,993		62,284	(8,291)	(13)%
Total other operating expense	93,281	94,266	(985)	(1)%	187,547		189,502	(1,955)	(1)%
Corporate allocations	14,471	13,854	617	4%	28,325		31,263	(2,938)	(9)%
Income before taxes	$40,749	$32,726	$8,023	25%	$73,475	0	$69,061	$4,414	6%

Average assets	$11,571,187	$11,367,435	$203,752	2%	$11,469,873		$10,874,365	$595,508	5%
Average loans	2,275,378	2,187,599	87,779	4%	2,231,731		2,199,275	32,456	1%
Average deposits	10,783,245	10,702,521	80,724	1%	10,743,106		9,394,636	1,348,470	14%
Average invested capital	334,564	330,846	3,718	1%	332,939		325,242	7,697	2%

Combined net interest income and fee revenue increased $7.7 million, or 5%, compared to the first quarter of 2025, primarily resulting from increased trading activities driven by steady customer demand and higher seasonal mortgage origination volumes. Personnel expense decreased $936 thousand and non-personnel expense was largely unchanged compared to the prior quarter.

Average outstanding loans attributed to the Wealth Management segment increased $88 million, or 4%, over the prior quarter, to $2.3 billion. Average Wealth Management deposits increased $81 million, or 1%, to $10.8 billion. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of the changes.

Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity, and comply with regulatory requirements. Securities are classified as trading, investment (held-to-maturity), or available-for-sale. See Note 2 to the Consolidated Financial Statements for the composition of the securities portfolio as of June 30, 2025, and December 31, 2024.

We hold an inventory of trading securities in support of sales to a variety of customers, including banks, corporations, insurance companies, money managers, and others. Trading securities decreased $292 million to $5.6 billion during the second quarter of 2025. As discussed in the Market Risk section of this report, trading activities involve risk of loss from adverse price movement. We mitigate this risk within board-approved limits through the use of derivative contracts, short-sales, and other techniques.

At June 30, 2025, the carrying value of investment securities was $1.9 billion, including a $196 thousand allowance for expected credit losses, compared to $2.0 billion at March 31, 2025, with a $193 thousand allowance for expected credit losses. The fair value of investment securities was $1.8 billion at June 30, 2025, a $38 million decrease compared to the prior quarter. Investment securities consist primarily of residential mortgage-backed securities issued by U.S. government agencies, intermediate and long-term, fixed-rate Oklahoma and Texas municipal bonds, and taxable Texas school construction bonds.

AFS securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders' equity. The amortized cost of AFS securities totaled $13.6 billion at June 30, 2025, a $158 million increase compared to March 31, 2025. At June 30, 2025, the AFS securities portfolio consisted primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Both residential and commercial mortgage-backed securities have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or contraction in the form of more rapid prepayments during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined residential mortgage-backed securities portfolio held in investment and AFS securities was 3.5 years as of June 30, 2025, consistent with the measure as of March 31, 2025. Management estimates the duration extends to 4.2 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 2.3 years assuming a 200 basis point decline in the current rate environment. The duration of the total investment portfolio is 3.2 years, extending to 3.7 years in an upward shock of 200 basis points and contracting to 2.5 years in a down 200 basis point shock scenario. Management also regularly monitors the impact of interest rate risk on the AFS securities portfolio on our tangible equity ratio under various shock scenarios.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $24.3 billion at June 30, 2025, an increase of $602 million compared to March 31, 2025, largely due to increases in commercial real estate loans and loans to individuals. Decreases in energy loan and services loan balances were largely offset by increases in general business and healthcare loans.

Table 12 – Loans
(In thousands)

	June 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	June 30, 2024
Commercial:
Healthcare	$3,808,936	$3,789,446	$3,967,533	$4,149,069	$4,231,058
Services	3,658,807	3,704,834	3,643,203	3,573,670	3,577,144
Energy	2,734,713	2,860,330	3,254,724	3,126,635	3,451,485
General business	4,181,726	4,048,821	4,164,676	4,028,548	4,363,722
Total commercial	14,384,182	14,403,431	15,030,136	14,877,922	15,623,409

Commercial real estate:
Multifamily	2,473,365	2,336,312	2,237,064	2,109,445	1,997,282
Industrial	1,304,211	1,163,089	1,127,867	1,270,928	1,214,991
Office	690,086	704,688	755,838	815,966	876,897
Retail	592,043	497,579	485,926	521,874	547,706
Residential construction and land development	105,701	105,190	109,120	105,048	88,252
Other commercial real estate	356,035	356,678	342,637	365,394	358,447
Total commercial real estate	5,521,441	5,163,536	5,058,452	5,188,655	5,083,575

Loans to individuals:
Residential mortgage	2,610,681	2,471,345	2,436,958	2,370,293	2,281,226
Residential mortgage guaranteed by U.S. government agencies	148,453	133,453	136,649	127,747	131,825
Personal	1,627,454	1,518,723	1,452,529	1,420,444	1,433,546
Total loans to individuals	4,386,588	4,123,521	4,026,136	3,918,484	3,846,597

Total	$24,292,211	$23,690,488	$24,114,724	$23,985,061	$24,553,581

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

Commercial loans totaled $14.4 billion, or 59% of the loan portfolio, at June 30, 2025, largely unchanged compared to March 31, 2025. Decreases in energy loan and services loan balances were largely offset by increases in general business and healthcare loans.

Approximately 71% of loans in this portfolio segment are located within our geographic footprint based on collateral location. Loans for which the collateral location is less relevant, such as unsecured loans and reserve-based energy loans, are categorized by the borrower's primary operating location. The largest concentration of loans in this segment outside of our footprint is California, totaling 6% of the portfolio segment.

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

Outstanding energy loan balances totaled $2.7 billion, or 11% of total loans, at June 30, 2025, a $126 million decrease compared to March 31, 2025, which was driven by elevated levels of payoff activity in the early portion of the second quarter.

Approximately $2.1 billion of energy loans were to oil and gas producers, a $167 million decrease compared to March 31, 2025. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. Approximately 72% of committed production loans are secured by properties primarily producing oil, and 28% of the committed production loans are secured by properties primarily producing natural gas.

Loans to midstream oil and gas companies totaled $372 million at June 30, 2025, a $28 million increase over March 31, 2025. Loans to borrowers that provide services to the energy industry totaled $231 million at June 30, 2025, an increase of $16 million compared to the prior quarter. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales, totaled $39 million, relatively unchanged compared to March 31, 2025.

Unfunded energy loan commitments were $4.5 billion at June 30, 2025, an $88 million increase over March 31, 2025.

The healthcare sector of the loan portfolio totaled $3.8 billion, or 16% of total loans. Healthcare loans increased $19 million compared to March 31, 2025. Healthcare sector loans consist primarily of $3.1 billion of loans for the development and operation of senior housing and care facilities including independent living, assisted living, and skilled nursing. Generally we loan to borrowers with a portfolio of multiple facilities which serves to help diversify risks specific to a single facility.
The services sector of the loan portfolio totaled $3.7 billion, or 15% of total loans, a $46 million decrease compared to the prior quarter. Services sector loans consist of a large number of loans to a variety of businesses including Native American tribal and state and local municipal government entities, Native American tribal casino operations, foundations and not-for-profit organizations, specialty trade contractors, and educational services. Services sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer's business.

General business loans totaled $4.2 billion, or 17% of total loans, an increase of $133 million compared to the prior quarter. General business loans consist of $2.6 billion of wholesale/retail loans and $1.6 billion of loans from other commercial industries.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of $100 million or more and with three or more non-affiliated banks as participants. At June 30, 2025, the outstanding principal balance of these loans totaled $5.6 billion, including $1.9 billion of energy loans. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 18% of our shared national credits, based on dollars committed. We hold shared national credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management's quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

Commercial Real Estate

Commercial real estate represents loans for the construction of buildings or other improvements to real estate and property held by borrowers for investment purposes generally within our geographical footprint. We require collateral values in excess of the loan amounts, demonstrated cash flows in excess of expected debt service requirements, equity investment in the project, and a portion of the project already sold, leased, or permanent financing already secured. The expected cash flows from all significant new or renewed income producing property commitments are stress tested to reflect the risks in varying interest rates, vacancy rates, and rental rates. As with commercial loans, inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with applicable lending policies.

Outstanding commercial real estate loan balances totaled $5.5 billion, or 23% of total loans at June 30, 2025, an increase of $358 million over March 31, 2025. Loans secured by industrial facilities increased by $141 million to $1.3 billion, loans secured by multifamily properties increased by $137 million to $2.5 billion, and loans secured by retail facilities increased by $94 million to $592 million. These increases were partially offset by a $15 million decrease in loans secured by office facilities.

Approximately 68% of loans in this portfolio segment are in our geographic footprint based on collateral location. The largest concentration of loans in this portfolio segment outside our footprint is Utah, totaling 7% of the segment. All other states represent less than 5% individually.

Unfunded commercial real estate loan commitments were $2.1 billion at June 30, 2025, an increase of $195 million over March 31, 2025. We take a disciplined approach to managing our concentration of commercial real estate loan commitments as a percentage of capital.
Loans to Individuals

Loans to individuals include residential mortgage and personal loans. Residential mortgage loans provide funds for our customers to purchase or refinance their primary residence or to borrow against the equity in their home. These loans are secured by a first or second mortgage on the customer's primary residence. Personal loans consist primarily of loans to Wealth Management clients secured by the cash surrender value of insurance policies and marketable securities. Personal loans also include direct loans secured by and for the purchase of automobiles, recreational equipment, and marine equipment, as well as unsecured loans. These loans are made in accordance with underwriting policies we believe to be conservative and are fully documented. Loans may be individually underwritten or credit scored based on size and other criteria. Credit scoring is assessed based on significant credit characteristics including credit history, residential and employment stability.

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

Loans to individuals totaled $4.4 billion, or 18% of the loan portfolio, an increase of $263 million over March 31, 2025. Approximately 91% of the loans in this portfolio segment are secured by collateral located within our geographical footprint. Loans for which the collateral location is less relevant, such as unsecured loans, are categorized by the borrower's primary location.

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Company are centrally managed by the Oklahoma market.

Table 13 – Loans Managed by Primary Geographical Market
(In thousands)

	June 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	June 30, 2024
Texas:
Commercial	$6,893,246	$6,953,714	$7,411,416	$7,437,800	$7,879,143
Commercial real estate	1,997,598	1,864,345	1,731,281	1,816,276	1,754,087
Loans to individuals	996,341	929,825	918,994	880,213	908,920
Total Texas	9,887,185	9,747,884	10,061,691	10,134,289	10,542,150

Oklahoma:
Commercial	3,455,696	3,380,680	3,585,592	3,440,385	3,619,136
Commercial real estate	512,075	521,992	513,101	557,025	556,971
Loans to individuals	2,725,320	2,548,549	2,440,874	2,367,725	2,273,240
Total Oklahoma	6,693,091	6,451,221	6,539,567	6,365,135	6,449,347

Colorado:
Commercial	2,185,658	2,246,388	2,188,324	2,175,540	2,220,887
Commercial real estate	791,171	706,154	759,168	835,478	806,522
Loans to individuals	217,088	210,531	213,768	216,938	217,990
Total Colorado	3,193,917	3,163,073	3,161,260	3,227,956	3,245,399

Arizona:
Commercial	1,166,745	1,115,085	1,082,829	1,064,380	1,104,875
Commercial real estate	1,165,927	1,084,967	1,098,174	1,115,928	1,045,837
Loans to individuals	226,727	218,093	215,531	218,340	208,419
Total Arizona	2,559,399	2,418,145	2,396,534	2,398,648	2,359,131

Kansas/Missouri:
Commercial	303,692	298,410	305,957	306,370	336,232
Commercial real estate	556,390	533,335	515,511	438,424	482,249
Loans to individuals	155,154	147,651	164,638	158,524	157,750
Total Kansas/Missouri	1,015,236	979,396	986,106	903,318	976,231

New Mexico:
Commercial	282,918	324,321	325,246	324,605	318,711
Commercial real estate	443,516	381,775	402,217	386,037	367,678
Loans to individuals	55,714	57,926	60,703	64,511	67,747
Total New Mexico	782,148	764,022	788,166	775,153	754,136

Arkansas:
Commercial	96,227	84,833	130,772	128,842	144,425
Commercial real estate	54,764	70,968	39,000	39,487	70,231
Loans to individuals	10,244	10,946	11,628	12,233	12,531
Total Arkansas	161,235	166,747	181,400	180,562	227,187

Total BOK Financial loans	$24,292,211	$23,690,488	$24,114,724	$23,985,061	$24,553,581

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

Table 14 – Off-Balance Sheet Credit Commitments
(In thousands)

	June 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	June 30, 2024
Loan commitments	$14,736,539	$14,546,324	$14,735,416	$14,555,282	$14,114,288
Standby letters of credit	702,008	697,793	703,194	735,420	736,527
Unpaid principal balance of residential mortgage loans sold with recourse	31,560	32,544	33,864	35,140	36,582
Unpaid principal balance of residential mortgage loans transferred into mortgage-backed securities guaranteed by VA	890,377	902,670	913,977	933,989	942,658
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

Derivative contracts are carried at fair value. At June 30, 2025, the net fair value of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $326 million compared to $428 million at March 31, 2025. At June 30, 2025, the net fair value of our derivative contracts included $206 million for energy contracts, $77 million for foreign exchange contracts, and $44 million for interest rate swaps. The aggregate net fair value of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $297 million at June 30, 2025, and $386 million at March 31, 2025.

At June 30, 2025, total derivative assets were reduced by $38 million of cash collateral received from counterparties and total derivative liabilities were reduced by $19 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement. Derivative contracts executed with customers may be secured by non-cash collateral in conjunction with a credit agreement with that customer, such as proven producing oil and gas properties. Access to this collateral in an event of default is reasonably assured.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at June 30, 2025, follows in Table 15.

Table 15 – Fair Value of Derivative Contracts
(In thousands)

Exchanges and clearing organizations	$154,376
Customers	68,249
Banks and other financial institutions	65,261
Fair value of customer risk management program asset derivative contracts, net	$287,886

At June 30, 2025, our largest derivative exposure was to an exchange for $159 million of net energy derivative positions and $30 million of cash margin placed with the exchange.

Our customer hedging program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits which may incur additional funding costs. Also, changes in commodity prices affect risk-weighted assets and total assets which in turn impacts regulatory capital ratios. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices to an equivalent of $52.09 per barrel of oil would decrease the fair value of derivative assets by $35 million, with lending customers comprising the bulk of the assets. An increase in prices to an equivalent of $78.13 per barrel of oil would increase the fair value of derivative assets by $510 million as asset values rise faster than margin paid. Liquidity requirements of this program may also be affected by our credit rating. At June 30, 2025, a decrease in our credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $10 million.

The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of June 30, 2025, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.

Summary of Credit Loss Experience

Table 16 – Summary of Credit Loss Experience
(Dollars in thousands)

	Three Months Ended
	June 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	June 30, 2024
Allowance for loan losses:
Beginning balance	$278,594	$280,035	$284,456	$287,826	$281,623
Loans charged off	(1,313)	(2,291)	(1,339)	(2,496)	(7,940)
Recoveries of loans previously charged off	752	1,186	811	2,550	995
Net loans charged off	(561)	(1,105)	(528)	54	(6,945)
Provision for credit losses	(984)	(336)	(3,893)	(3,424)	13,148
Ending balance	$277,049	$278,594	$280,035	$284,456	$287,826

Accrual for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$52,088	$51,640	$47,766	$42,336	$47,319
Provision for credit losses	904	448	3,874	5,430	(4,983)
Ending balance	$52,992	$52,088	$51,640	$47,766	$42,336

Accrual for off-balance sheet credit risk associated with mortgage banking activities:
Beginning balance	$3,060	$3,148	$3,087	$3,069	$3,224
Net loans charged off	(26)	(6)	31	(29)	(2)
Provision for credit losses	77	(82)	30	47	(153)
Ending balance	$3,111	$3,060	$3,148	$3,087	$3,069

Allowance for credit losses related to investment (held-to-maturity) securities:
Beginning balance	$193	$223	$234	$287	$299
Provision for credit losses	3	(30)	(11)	(53)	(12)
Ending balance	$196	$193	$223	$234	$287

Total provision for credit losses	$—	$—	$—	$2,000	$8,000
Average loans by portfolio segment:
Commercial	$14,315,695	$14,633,090	$14,973,929	$15,076,308	$15,516,238
Commercial real estate	5,495,152	5,245,867	5,039,535	5,257,842	5,048,704
Loans to individuals	4,365,702	4,189,270	4,011,080	3,970,734	3,820,211
Net charge-offs (annualized) to average loans	0.01%	0.02%	0.01%	—%	0.11%
Net charge-offs (annualized) to average loans by portfolio segment:
Commercial	—%	0.02%	—%	(0.02)%	0.15%
Commercial real estate	0.01%	(0.01)%	—%	(0.02)%	0.01%
Loans to individuals	0.05%	0.05%	0.04%	0.09%	0.08%
Recoveries to gross charge-offs	57.27%	51.77%	60.57%	102.16%	12.53%
Provision for loan losses (annualized) to average loans	(0.02)%	(0.01)%	(0.06)%	(0.06)%	0.22%
Allowance for loan losses to loans outstanding at period end	1.14%	1.18%	1.16%	1.19%	1.17%
Accrual for unfunded loan commitments to loan commitments	0.36%	0.36%	0.35%	0.33%	0.30%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period end	1.36%	1.40%	1.38%	1.39%	1.34%

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
Non-pass grade loans, including loans especially mentioned, accruing substandard, and nonaccruing loans, increased $7.2 million over March 31, 2025. Non-pass grade healthcare loans decreased $27 million and non-pass grade general business loans decreased $19 million. Non-pass grade loans to individuals increased $19 million, non-pass grade commercial real estate loans increased $16 million, and non-pass grade energy loans increased $13 million. Nonaccruing loans decreased $4.2 million during the quarter and accruing substandard loans decreased $10 million, while loans especially mentioned increased $22 million. A summary of outstanding loan balances by risk grade is included in Note 4 to the Consolidated Financial Statements.
No provision for credit losses was necessary for the second quarter of 2025, primarily due to further improvements in portfolio credit quality offset by the impact of loan growth during the quarter. The allowance for loan losses totaled $277 million, or 1.14% of outstanding loans, at June 30, 2025. Excluding residential mortgage loans guaranteed by U.S. government agencies, the allowance for loan losses was 383% of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $330 million, or 1.36% of outstanding loans and 456% of nonaccruing loans, at June 30, 2025.
There was a modest improvement in the economic outlook during the quarter, but a heightened level of uncertainty in the economic environment resulted in an increase in the downside scenario probability weighting to 35% from 30% in the prior quarter. The upside probability weighting decreased to 15% from 20% in the prior quarter. There was no change in the base case scenario weighting. The sensitivity to management's economic scenario weighting may be quantified by comparing the results of weighting each economic scenario at 100%. For example, compared to a 100% base case scenario, a 100% downside case would result in an additional $214 million in quantitative reserve, while a 100% upside case would result in $15 million less quantitative reserve at June 30, 2025. Such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related allowance.
No provision for credit losses was necessary for the first quarter of 2025. The allowance for loan losses was $279 million, or 1.18% of outstanding loans at March 31, 2025. Excluding residential mortgage loans guaranteed by U.S. government agencies, the allowance for loan losses was 363% of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $331 million, or 1.40% of outstanding loans and 431% of nonaccruing loans.

A summary of macroeconomic variables considered in developing our estimate of expected credit losses at June 30, 2025 follows:

	Base	Downside	Upside
Scenario probability weighting	50%	35%	15%
Economic outlook
There are three rate cuts over the next four quarters, bringing the federal funds target range to 3.50% to 3.75% by the end of the second quarter of 2026.

The full impact of tariffs moves core inflation marginally higher to 3.3% by the second quarter of 2026.

The impact of tariffs and restrictive immigration policies result in higher-than-average inflation. This leads to a decrease in real consumer spending and generates GDP growth that is slightly below trend. However, businesses avoid broad layoffs due to the elevated expense of hiring which stabilizes the national unemployment rate.

The Federal Reserve is forced to adopt an accommodative monetary policy compared to the base case scenario and cut the federal funds rate significantly to encourage economic activity and job creation. In total, there are eight rate cuts over the next four quarters bringing the target range to 2.25% to 2.50% by the end of the second quarter of 2026.

Widespread tariffs and restrictive immigration policies accelerate inflation and reduce real wages. This results in a significant decrease in consumer spending, which is compounded by a restrictive credit environment and declines in private sector investment. This pushes the United States into a recession with a contraction in economic activity and a sharp increase in the unemployment rate.

There are four rate cuts over the next four quarters, bringing the target range to 3.25% to 3.50% by the end of the second quarter of 2026.

Core inflation remains stable and reaches 2.8% by the second quarter of 2026.

The impact of tariffs and restrictive immigration policies is relatively minor beyond the second quarter of 2025. Labor force participation, non-farm payroll growth, and private sector investment remain consistent with recent levels. This supports consumer spending and generates on-trend GDP growth.

Macro-economic factors
–GDP is forecasted to grow by 1.4% over the next 12 months.
–Civilian unemployment rate of 4.3% in the third quarter of 2025 increases to 4.5% in the second quarter of 2026.
–WTI oil prices are projected to average $63.61 per barrel over the next 12 months, with a peak of $70.96 in the third quarter of 2025 and falling 19% over the following three quarters.

–GDP is forecasted to contract 2.0% over the next twelve months.
–Civilian unemployment rate of 5.0% in the third quarter of 2025 increases to 6.9% in the second quarter of 2026.
–WTI oil prices are projected to average $45.13 over the next 12 months, with a peak of $50.48 in the third quarter of 2025 and falling 20% over the following three quarters.

–GDP is forecasted to grow by 2.1% over the next 12 months.
–Civilian unemployment rate of 4.2% in the third quarter of 2025 decreases to 4.1% by the second quarter of 2026.
–WTI oil prices are projected to average $67.65 per barrel over the next 12 months.

Net Loans Charged Off

Net charge-offs were $561 thousand, or 0.01% of average loans on an annualized basis, in the second quarter. Net charge-offs of loans to individuals include deposit account overdraft losses. Net charge-offs were $1.1 million, or 0.02% of average loans on an annualized basis, in the first quarter of 2025.

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

We use publicly available long-term national data to estimate total loss given default for our off-balance sheet credit risk related to losses in excess of amounts guaranteed by the VA. This result is combined with probability of default output from our mortgage servicing rights model to estimate total expected loss. Then, we estimate the VA's guarantee percentage to determine our portion of the credit risk. Qualitative adjustments may be used, if necessary.

Allowance for Credit Losses Related to Investment (Held-to-Maturity) Securities

The expected credit losses principles apply to all financial assets measured at cost, including our investment (held-to-maturity) debt securities portfolio. Our investment portfolio includes municipal and other tax-exempt securities and other debt securities. Expected credit losses for these assets are based on the probability of default and loss given default assumptions that align with similarly graded loans. Qualitative adjustments may be used, if necessary.

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

Table 17 – Nonperforming Assets
(Dollars in thousands)

	June 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	June 30, 2024
Nonaccruing loans:
Commercial:
Healthcare	$28,743	$29,253	$13,717	$15,927	$20,845
Services	11,329	13,662	767	1,425	3,165
Energy	40	49	49	28,986	28,668
General business	45	103	114	5,334	5,756
Total commercial	40,157	43,067	14,647	51,672	58,434

Commercial real estate	6,925	13,125	9,905	12,364	12,883

Loans to individuals:
Residential mortgage	20,654	20,502	15,261	13,688	12,627
Residential mortgage guaranteed by U.S. government agencies	6,978	6,786	6,803	6,520	6,617
Personal	4,613	40	109	71	122
Total loans to individuals	32,245	27,328	22,173	20,279	19,366
Total nonaccruing loans	79,327	83,520	46,725	84,315	90,683
Real estate and other repossessed assets	1,729	1,769	2,254	2,625	2,334
Total nonperforming assets	$81,056	$85,289	$48,979	$86,940	$93,017
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$74,078	$78,503	$42,176	$80,420	$86,400

Allowance for loan losses to nonaccruing loans[1]	382.93%	363.06%	701.46%	365.65%	342.38%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to nonaccruing loans[1]	456.18%	430.95%	830.81%	427.05%	392.74%
Nonperforming assets to outstanding loans and repossessed assets	0.33%	0.36%	0.20%	0.36%	0.38%
Nonperforming assets to outstanding loans and repossessed assets[1]	0.31%	0.33%	0.18%	0.34%	0.35%
Nonaccruing loans to outstanding loans	0.33%	0.35%	0.19%	0.35%	0.37%
Nonaccruing commercial loans to outstanding commercial loans	0.28%	0.30%	0.10%	0.35%	0.37%
Nonaccruing commercial real estate loans to outstanding commercial real estate loans	0.13%	0.25%	0.20%	0.24%	0.25%
Nonaccruing loans to individuals to outstanding loans to individuals[1]	0.60%	0.51%	0.40%	0.36%	0.34%
1     Excludes residential mortgages guaranteed by U.S. government agencies.
Nonaccruing loans decreased $4.2 million compared to March 31, 2025. New nonaccruing loans identified in the second quarter totaled $8.1 million, offset by $11 million in payments received and $1.3 million in charge-offs. Nonaccruing commercial real estate loans decreased $6.2 million and nonaccruing services loans decreased $2.3 million, partially offset by a $4.6 million increase in nonaccruing personal loans. The Company generally retains nonperforming assets to maximize potential recovery, which may cause future nonperforming assets to decrease more slowly.

A rollforward of nonperforming assets for the three and six months ended June 30, 2025, follows in Table 18.

Table 18 – Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	June 30, 2025
	Nonaccruing Loans				Real Estate and Other Repossessed Assets	Total Nonperforming Assets
	Commercial	Commercial Real Estate	Loan to Individuals	Total
Balance, March 31, 2025	$43,067	$13,125	$27,328	$83,520	$1,769	$85,289
Additions	524	—	7,602	8,126	—	8,126
Payments	(3,399)	(6,074)	(1,059)	(10,532)	—	(10,532)
Charge-offs	(35)	(126)	(1,152)	(1,313)	—	(1,313)
Net gains (losses) and write-downs	—	—	—	—	996	996
Foreclosure of nonperforming loans	—	—	(28)	(28)	28	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(366)	(366)	—	(366)
Proceeds from sales	—	—	—	—	(1,064)	(1,064)
Net transfers to nonaccruing loans	—	—	150	150	—	150
Return to accrual status	—	—	(230)	(230)	—	(230)
Balance, June 30, 2025	$40,157	$6,925	$32,245	$79,327	$1,729	$81,056

	Six Months Ended
	June 30, 2025
	Nonaccruing Loans				Real Estate and Other Repossessed Assets	Total Nonperforming Assets
	Commercial	Commercial Real Estate	Loan to Individuals	Total
Balance, Dec. 31, 2024	$14,647	$9,905	$22,173	$46,725	$2,254	$48,979
Additions	30,873	3,273	12,835	46,981	—	46,981
Payments	(4,243)	(6,127)	(2,125)	(12,495)	—	(12,495)
Charge-offs	(1,120)	(126)	(2,358)	(3,604)	—	(3,604)
Net gains (losses) and write-downs	—	—	—	—	787	787
Foreclosure of nonperforming loans	—	—	(28)	(28)	28	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(439)	(439)	—	(439)
Proceeds from sales	—	—	—	—	(1,340)	(1,340)
Net transfers to nonaccruing loans	—	—	2,446	2,446	—	2,446
Return to accrual status	—	—	(259)	(259)	—	(259)
Balance, June 30, 2025	$40,157	$6,925	$32,245	$79,327	$1,729	$81,056
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

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets totaled $1.7 million at June 30, 2025, largely unchanged compared to March 31, 2025. Real estate and other repossessed assets were composed primarily of $1.6 million of developed commercial real estate.

Liquidity and Capital

Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs. Based on the average balances for the second quarter of 2025, approximately 73% of our funding was provided by deposit accounts, 13% from borrowed funds, 11% from equity, and less than 1% from long-term subordinated debt. The loan to deposit ratio was 64% at June 30, 2025, compared to 62% at March 31, 2025, providing significant on-balance sheet liquidity to meet future loan demand and contractual obligations.

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

Table 19 – Average Deposits by Segment
(In thousands)

	Three Months Ended
	June 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	June 30, 2024
Commercial Banking	$17,424,707	$17,769,083	$17,941,793	$17,131,237	$16,189,003
Consumer Banking	8,266,824	8,154,762	8,197,577	8,136,312	8,073,782
Wealth Management	10,783,245	10,702,521	9,983,232	9,837,888	9,551,307
Subtotal	36,474,776	36,626,366	36,122,602	35,105,437	33,814,092
Funds Management and other	1,661,940	1,732,712	1,696,512	1,654,860	1,839,131
Total	$38,136,716	$38,359,078	$37,819,114	$36,760,297	$35,653,223

Average deposits for the second quarter of 2025 totaled $38.1 billion, a $222 million decrease compared to the first quarter of 2025. Demand deposit balances decreased $198 million and time deposit balances decreased $33 million compared to the prior quarter.

Average Commercial Banking deposits decreased $344 million compared to the first quarter of 2025, resulting from a $220 million decrease in demand deposit balances, a $101 million decrease in interest-bearing transaction balances, and a $23 million decrease in certificate of deposit balances. Our Commercial deposit portfolio is highly diversified across industries and customers. The highest concentration by industry within our Commercial deposit portfolio is our energy customers representing 9% of our total deposits.

Average Consumer Banking deposit balances increased $112 million over the prior quarter. Demand deposit balances increased $48 million and interest-bearing transaction account balances increased $45 million. Interest-bearing savings account balances were up $12 million over the prior quarter and certificate of deposits balances were largely unchanged.

Average Wealth Management deposits increased $81 million over the first quarter of 2025. Interest-bearing transaction account balances increased $100 million and demand deposit balances increased $28 million. Time deposit balances decreased $43 million.

Average brokered deposits were 4% of total average deposits during the second quarter of 2025. Excluding the reciprocal component, brokered deposits represented 0.3% of total deposits. Reciprocal deposit balances in excess of the $5 billion general threshold defined by the FDIC are included as brokered deposits. Average interest-bearing transaction accounts for the second quarter included $1.7 billion of brokered deposits, a $262 million decrease compared to the first quarter of 2025. Average time deposits for the second quarter of 2025, included $41 million of brokered deposits, a $26 million increase over the first quarter of 2025. Period end brokered time deposits increased $29 million to $44 million and brokered interest-bearing transaction accounts were largely unchanged at June 30, 2025.

The distribution of our period end deposit account balances among principal markets follows in Table 20.

Table 20 – Period End Deposits by Principal Market Area
(In thousands)

	June 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	June 30, 2024
Oklahoma:
Demand	$3,589,146	$3,629,708	$3,618,771	$3,491,996	$3,721,009
Interest-bearing:
Transaction	13,537,068	13,891,707	13,352,732	12,474,626	12,115,793
Savings	521,734	525,424	497,443	490,957	496,289
Time	2,166,094	2,089,744	2,138,620	2,462,463	2,157,778
Total interest-bearing	16,224,896	16,506,875	15,988,795	15,428,046	14,769,860
Total Oklahoma	19,814,042	20,136,583	19,607,566	18,920,042	18,490,869

Texas:
Demand	2,082,652	2,187,903	2,216,393	2,228,690	2,448,433
Interest-bearing:
Transaction	6,203,081	5,925,285	6,205,605	6,191,794	5,425,670
Savings	155,027	155,777	154,112	152,392	150,812
Time	638,657	633,538	646,490	648,796	626,724
Total interest-bearing	6,996,765	6,714,600	7,006,207	6,992,982	6,203,206
Total Texas	9,079,417	8,902,503	9,222,600	9,221,672	8,651,639

Colorado:
Demand	1,040,223	1,082,304	1,159,076	1,195,637	1,244,848
Interest-bearing:
Transaction	1,989,284	1,988,258	2,089,475	1,935,685	1,921,671
Savings	55,326	58,318	59,244	56,275	61,184
Time	278,914	274,235	280,081	279,887	261,237
Total interest-bearing	2,323,524	2,320,811	2,428,800	2,271,847	2,244,092
Total Colorado	3,363,747	3,403,115	3,587,876	3,467,484	3,488,940

New Mexico:
Demand	609,205	631,950	659,234	628,594	661,677
Interest-bearing:
Transaction	1,416,741	1,283,998	1,305,044	1,275,502	1,323,750
Savings	94,930	96,969	90,580	90,867	92,910
Time	340,946	344,827	347,443	336,830	314,133
Total interest-bearing	1,852,617	1,725,794	1,743,067	1,703,199	1,730,793
Total New Mexico	2,461,822	2,357,744	2,402,301	2,331,793	2,392,470

Arizona:
Demand	385,442	451,085	418,587	435,553	448,587
Interest-bearing:
Transaction	1,467,509	1,312,979	1,277,494	1,237,811	1,227,895
Savings	10,536	11,125	12,336	11,228	11,542
Time	72,041	70,758	70,390	59,508	56,102
Total interest-bearing	1,550,086	1,394,862	1,360,220	1,308,547	1,295,539
Total Arizona	1,935,528	1,845,947	1,778,807	1,744,100	1,744,126

	June 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	June 30, 2024
Kansas/Missouri:
Demand	269,408	279,808	277,440	255,950	291,045
Interest-bearing:
Transaction	1,169,161	1,202,107	1,169,541	1,134,544	1,040,114
Savings	13,719	14,504	12,158	11,896	14,998
Time	35,768	36,307	37,210	35,316	32,921
Total interest-bearing	1,218,648	1,252,918	1,218,909	1,181,756	1,088,033
Total Kansas/Missouri	1,488,056	1,532,726	1,496,349	1,437,706	1,379,078

Arkansas:
Demand	22,685	25,738	22,396	23,824	24,579
Interest-bearing:
Transaction	61,079	57,696	55,215	62,249	52,149
Savings	2,485	2,602	2,944	3,092	2,754
Time	17,248	17,019	15,176	15,156	15,040
Total interest-bearing	80,812	77,317	73,335	80,497	69,943
Total Arkansas	103,497	103,055	95,731	104,321	94,522
Total BOK Financial deposits	$38,246,109	$38,281,673	$38,191,230	$37,227,118	$36,241,644

Estimated uninsured deposits totaled $20.6 billion, or 54% of our total deposits, at June 30, 2025. In addition to insured deposits, we also hold $4.7 billion of collateralized deposits. Municipalities, Native American tribal governments, and certain trust-related deposits are all required to be collateralized. Excluding the impact of collateralized deposits and deposits related to consolidated subsidiaries, our uninsured and uncollateralized deposit level is $15.1 billion, or 40% of total deposits, at June 30, 2025.

In addition to deposits, liquidity is provided primarily by federal funds purchased, securities repurchase agreements, and Federal Home Loan Banks borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers' banks and Federal Home Loan Banks from across the country. The largest single source of wholesale federal funds purchased totaled $250 million at June 30, 2025. Securities repurchase agreements generally mature within 90 days and are secured by certain AFS and trading securities. Federal Home Loan Banks borrowings are generally short-term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and agency mortgage-backed securities, 1-4 family residential mortgage loans, multifamily, and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $6.0 billion during the quarter, compared to $4.6 billion in the first quarter of 2025.

At June 30, 2025, management estimates a total potential secured borrowing capacity of approximately $25.8 billion. This includes current available secured capacity of $21.2 billion from the use of programs available to U.S. banks from the Federal Home Loan Banks and Federal Reserve Banks and an estimated $4.7 billion of other sources that could be converted into additional secured capacity.

A summary of other borrowings for BOK Financial on a consolidated basis follows in Table 21.

Table 21 – Borrowed Funds
(Dollars in thousands)

		Three Months Ended June 30, 2025				Three Months Ended Mar. 31, 2025
	June 30, 2025	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	Mar. 31, 2025	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter
Funds purchased	$515,808	$474,220	3.98%	$515,808	$622,820	$601,916	3.93%	$629,149
Repurchase agreements	166,243	307,819	2.76%	234,634	229,055	333,800	1.46%	257,010
Other borrowings:
FHLB advances	4,100,000	5,979,123	4.47%	4,100,000	3,100,000	4,587,502	4.55%	3,100,000
GNMA repurchase liability	26,718	28,564	3.93%	28,641	30,315	26,566	3.94%	32,097
Other	13,412	12,261	8.90%	13,412	20,863	12,334	7.22%	20,863
Total other borrowings	4,140,130	6,019,948	4.49%		3,151,178	4,626,402	4.57%
Subordinated debentures[1]	—	99,846	6.38%	99,736	131,186	131,188	6.44%	131,188
Total other borrowed funds	$4,822,181	$6,901,833	4.41%		$4,134,239	$5,693,306	4.36%
1    Parent Company only.
BOKF, NA also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold into GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors if delinquent loans are not repurchased from the GNMA mortgage pools.
Parent Company

At June 30, 2025, cash and interest-bearing cash and cash equivalents held by the parent company totaled $218 million. The primary sources of liquidity for BOK Financial are cash on hand and dividends from BOKF, NA. Dividends from the bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At June 30, 2025, based upon the most restrictive limitations as well as management's internal capital policy, BOKF, NA could declare up to $472 million of dividends. Dividend constraints may be alleviated through increases in retained earnings, capital issuances, or changes in risk weighted assets. Future losses or increases in required regulatory capital at the bank could affect its ability to pay dividends to the parent company.

As a result of the acquisition of CoBiz Financial, we obtained $60 million of subordinated debt issued in June 2015 that was set to mature on June 25, 2030. We also acquired $72 million of junior subordinated debentures with maturity dates from
September 17, 2033 through September 30, 2035. The subordinated debentures were subject to early redemption prior to maturity. All subordinated debt and junior subordinated debentures were redeemed during the second quarter of 2025. The redemption price was 100% of the principal amount, plus accrued interest up to the redemption date. No subordinated debt remained outstanding at June 30, 2025. As shown in Table 22 below, the redemption of the subordinated debt and junior subordinated debentures caused the total capital ratio to decrease as these qualified as tier 2 capital instruments.

Our equity capital at June 30, 2025, was $5.9 billion, a $119 million increase compared to March 31, 2025. Net income less cash dividends paid increased equity $103 million during the second quarter of 2025. Changes in interest rates resulted in a $73 million improvement in the accumulated other comprehensive loss compared to March 31, 2025. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings including expected benefits from lower federal income tax rates, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt or perpetual preferred stock issuance, share repurchase, and stock and cash dividends.

On November 1, 2022, the board of directors authorized the Company to purchase up to five million common shares, subject to market conditions, securities law, and other regulatory compliance limitations. As of June 30, 2025, the Company had repurchased 4,130,318 shares under this authorization. The Company repurchased 663,298 shares of common stock at an average price of $93.99 per share in the second quarter of 2025. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.
On July 29, 2025, the board of directors approved a new share repurchase authorization of up to five million shares, which replaces the previous authorization from November 1, 2022 under which 869,682 shares remain. The new repurchase authorization does not have an expiration date, may be suspended at any time, does not include specific price targets, may be executed from time to time through open market purchases or one or more private negotiated transactions, including Rule 10b5-1 programs, and other transactions or arrangements as officers may determine.
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

Capital and other performance ratios for BOK Financial on a consolidated basis are presented in Table 22.

Table 22 – Capital and Performance Ratios

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer	June 30, 2025	Mar. 31, 2025	June 30, 2024
Capital:
Common equity Tier 1	4.50%	2.50%	7.00%	13.59%	13.31%	12.10%
Tier 1 capital	6.00%	2.50%	8.50%	13.60%	13.31%	12.11%
Total capital	8.00%	2.50%	10.50%	14.48%	14.54%	13.25%
Tier 1 leverage	4.00%	N/A	4.00%	9.88%	10.02%	9.39%

				Three Months Ended
				June 30, 2025	Mar. 31, 2025	June 30, 2024
Average total equity to average assets				11.08%	11.10%	10.06%
Tangible common equity ratio[1]				9.63%	9.48%	8.38%
Adjusted tangible common equity ratio[1]				9.40%	9.23%	8.06%

Performance Ratios:
Return on average equity				9.70%	8.59%	12.79%
Return on average tangible common equity[1]				11.94%	10.63%	16.27%
1    See Explanation and Reconciliation of Non-GAAP Measures following.

Off-Balance Sheet Arrangements

See Note 4 to the Consolidated Financial Statements for a discussion of the Company's significant off-balance sheet commitments.

Explanation and Reconciliation of Non-GAAP Measures

Table 23 provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 23 – Non-GAAP Measures
(Dollars in thousands)

	June 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	June 30, 2024
Reconciliation of tangible common equity ratio and adjusted tangible common equity ratio:
Total shareholders' equity	$5,890,888	$5,771,813	$5,548,353	$5,612,443	$5,229,130
Less: Goodwill and intangible assets, net	1,084,749	1,088,813	1,091,537	1,095,954	1,098,777
Tangible common equity	4,806,139	4,683,000	4,456,816	4,516,489	4,130,353
Add: Unrealized loss on investment securities, net	(146,939)	(165,676)	(199,519)	(132,192)	(204,636)
Add: Tax effect on unrealized loss on investment securities, net	34,722	39,149	46,925	31,090	48,128
Adjusted tangible common equity	$4,693,922	$4,556,473	$4,304,222	$4,415,387	$3,973,845

Total assets	$50,998,077	$50,472,189	$49,685,892	$50,081,985	$50,403,457
Less: Goodwill and intangible assets, net	1,084,749	1,088,813	1,091,537	1,095,954	1,098,777
Tangible assets	$49,913,328	$49,383,376	$48,594,355	$48,986,031	$49,304,680

Tangible common equity ratio	9.63%	9.48%	9.17%	9.22%	8.38%
Adjusted tangible common equity ratio	9.40%	9.23%	8.86%	9.01%	8.06%

Reconciliation of return on average tangible common equity:
Total average shareholders' equity	$5,791,275	$5,658,082	$5,575,583	$5,446,998	$5,146,785
Less: Average goodwill and intangible assets, net	1,086,991	1,090,116	1,094,466	1,097,317	1,100,139
Average tangible common equity	$4,704,284	$4,567,966	$4,481,117	$4,349,681	$4,046,646

Net income attributable to BOK Financial Corporation shareholders	$140,018	$119,777	$136,154	$139,999	$163,713

Return on average tangible common equity	11.94%	10.63%	12.09%	12.80%	16.27%

Reconciliation of pre-provision net revenue:
Net income before taxes	$180,761	$154,763	$175,434	$173,286	$211,035
Add: Provision for expected credit losses	—	—	—	2,000	8,000
Less: Net income (loss) attributable to non-controlling interests	52	(6)	—	(26)	19
Pre-provision net revenue	$180,709	$154,769	$175,434	$175,312	$219,016

Calculation of efficiency ratio:
Total other operating expense	$354,503	$347,529	$347,656	$341,025	$336,690
Less: Amortization of intangible assets	2,656	2,652	2,855	2,856	2,898
Numerator for efficiency ratio	$351,847	$344,877	$344,801	$338,169	$333,792

Net interest income	$328,166	$316,251	$313,046	$308,119	$296,021
Add: Tax-equivalent adjustment	2,574	2,542	2,466	2,385	2,196
Tax-equivalent net interest income	330,740	318,793	315,512	310,504	298,217
Add: Total other operating revenue	207,098	186,041	210,044	208,192	259,704
Less: Gain (loss) on available-for-sale securities, net	—	—	—	(691)	34
Denominator for efficiency ratio	$537,838	$504,834	$525,556	$519,387	$557,887

Efficiency ratio	65.42%	68.31%	65.61%	65.11%	59.83%

	June 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	June 30, 2024

Information on net interest income and net interest margin excluding trading activities:
Net interest income	$328,166	$316,251	$313,046	$308,119	$296,021
Less: Trading activities net interest income	16,138	15,174	4,648	3,751	(275)
Net interest income excluding trading activities	312,028	301,077	308,398	304,368	296,296
Add: Tax-equivalent adjustment	2,574	2,542	2,466	2,385	2,196
Tax-equivalent net interest income excluding trading activities	$314,602	$303,619	$310,864	$306,753	$298,492

Average interest-earning assets	$46,984,071	$45,606,324	$45,375,438	$45,911,383	$46,019,346
Less: Average trading activities interest-earning assets	6,876,788	5,881,997	5,636,949	5,802,448	5,922,891
Average interest-earning assets excluding trading activities	$40,107,283	$39,724,327	$39,738,489	$40,108,935	$40,096,455

Net interest margin on average interest-earning assets	2.80%	2.78%	2.75%	2.68%	2.56%
Net interest margin on average trading activities interest-earning assets	0.93%	0.98%	0.36%	0.29%	(0.05)%
Net interest margin on average interest-earning assets excluding trading activities	3.12%	3.05%	3.09%	3.02%	2.94%

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

Net interest income and net interest margin excluding trading activities removes the effect of trading activities on these metrics allowing management and investors to assess the performance of the company's core lending and deposit activities without the associated volatility from trading activities.
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

The interest rate sensitivity in Table 24 indicates management's estimation of the impact of rate changes on net interest income. Should deposit costs be 10% more sensitive to changes in rates, the variation in net interest income over the next twelve months would be 1.45%, or $20.1 million, for the 100 basis point decrease scenario. Alternatively, should deposit funding costs be 10% less sensitive to changes in rates, the variation in net interest income over the next twelve months would be 0.19%, or $2.6 million, for the 100 basis point decrease scenario. Additionally, in a flattening yield curve scenario where long-term rates increase by 100 basis points and short-term rates increase by 200 basis points, net interest income would decrease approximately 5.08%, or $70.5 million.

Table 24 – Interest Rate Sensitivity
(Dollars in thousands)

	June 30, 2025				Mar. 31, 2025
	200 bp Increase	100 bp Increase	100 bp Decrease	200 bp Decrease	200 bp Increase	100 bp Increase	100 bp Decrease	200 bp Decrease
Anticipated impact over the next twelve months on net interest income	$(38,600)	$(15,100)	$11,100	$26,200	$(38,000)	$(8,200)	$3,900	$12,600
	(2.79)%	(1.09)%	0.80%	1.89%	(2.76)%	(0.60)%	0.28%	0.92%
Anticipated impact over months twelve through twenty-four on net interest income	$(32,400)	$2,900	$(13,700)	$(23,600)	$(14,100)	$16,100	$(26,200)	$(46,300)
	(2.16)%	0.19%	(0.91)%	(1.57)%	(0.94)%	1.07%	(1.75)%	(3.09)%

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

Table 25 – MSR Asset and Hedge Sensitivity Analysis
(In thousands)

	June 30, 2025		Mar. 31, 2025
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
MSR Asset	$13,160	$(16,233)	$12,469	$(15,701)
MSR Hedge	(13,620)	13,503	(14,039)	14,470
Net Exposure	$(460)	$(2,730)	$(1,570)	$(1,231)

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

Table 26 – Mortgage Pipeline Sensitivity Analysis
(In thousands)

	Three Months Ended				Six Months Ended
	June 30, 2025		Mar. 31, 2025		June 30, 2025		June 30, 2024
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(164)	$(64)	$(128)	$(64)	$(145)	$(64)	$(50)	$(38)
Low[2]	(37)	16	(41)	46	(37)	46	93	126
High[3]	(242)	(141)	(207)	(161)	(242)	(161)	(240)	(151)
Period End	(94)	(38)	(177)	(30)	(94)	(38)	(138)	(65)
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

The trading portfolio's VaR and SVaR profiles are influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. Table 27 below summarizes certain VaR and SVaR based measures for the three months ended June 30, 2025, March 31, 2025, June 30, 2024, and March 31, 2024.

Table 27 – VaR and SVaR Measures
(In thousands)

	Three Months Ended
	June 30, 2025		Mar. 31, 2025		June 30, 2024		Mar. 31, 2024
	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR
Average[1]	$1,897	$7,046	$3,370	$13,231	$3,711	$6,232	$5,053	$6,388
Low	1,077	4,002	1,529	5,711	1,776	3,763	2,634	4,190
High	4,697	12,874	6,272	20,652	6,862	9,751	8,149	8,268
Period End	1,736	6,158	2,831	10,768	2,200	6,795	4,677	4,931
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

Table 28 – Trading Sensitivity Analysis
(In thousands)

	Three Months Ended				Six Months Ended
	June 30, 2025		Mar. 31, 2025		June 30, 2025		June 30, 2024
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(545)	$3,838	$(1,023)	$4,531	$(782)	$4,182	$(3,516)	$5,163
Low[2]	2,982	10,934	3,602	8,310	3,602	10,934	3,920	8,936
High[3]	(7,841)	59	(6,676)	(379)	(7,841)	(379)	(6,898)	(1,827)
Period End	2,982	1,616	1,503	1,676	2,982	1,616	(1,608)	3,479
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

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
Interest revenue	2025	2024	2025	2024
Loans	$402,188	$447,114	$798,604	$885,791
Residential mortgage loans held for sale	1,346	1,348	2,321	2,271
Trading securities	86,364	74,801	160,103	143,038
Investment securities	6,738	7,564	13,721	15,393
Available-for-sale securities	131,301	123,828	258,810	237,316
Fair value option securities	1,319	194	1,497	389
Restricted equity securities	7,545	9,192	14,086	18,050
Interest-bearing cash and cash equivalents	5,626	7,776	11,855	14,781
Total interest revenue	642,427	671,817	1,260,997	1,317,029
Interest expense
Deposits	238,443	254,753	479,515	496,877
Borrowed funds	74,230	118,737	133,393	225,941
Subordinated debentures	1,588	2,306	3,672	4,618
Total interest expense	314,261	375,796	616,580	727,436
Net interest income	328,166	296,021	644,417	589,593
Provision for credit losses	—	8,000	—	16,000
Net interest income after provision for credit losses	328,166	288,021	644,417	573,593
Other operating revenue
Brokerage and trading revenue	38,125	53,017	69,193	112,196
Transaction card revenue	29,561	27,246	56,653	52,739
Fiduciary and asset management revenue	63,964	57,576	124,936	112,881
Deposit service charges and fees	31,319	29,572	61,594	58,257
Mortgage banking revenue	18,993	18,628	38,808	37,595
Other revenue	15,368	13,988	30,262	26,923
Total fees and commissions revenue	197,330	200,027	381,446	400,591
Other gains, net	8,140	57,375	7,415	61,644
Gain (loss) on derivatives, net	5,535	(1,091)	15,100	(9,724)
Gain (loss) on fair value option securities, net	1,112	(94)	1,437	(399)
Change in fair value of mortgage servicing rights	(5,019)	3,453	(12,259)	14,430
Gain (loss) on available-for-sale securities, net	—	34	—	(45,137)
Total other operating revenue	207,098	259,704	393,139	421,405
Other operating expense
Personnel	214,711	191,090	428,896	393,743
Business promotion	9,139	8,250	17,957	16,228
Charitable contributions to BOKF Foundation	—	13,610	—	13,610
Professional fees and services	15,402	13,331	28,671	25,341
Net occupancy and equipment	32,657	30,245	65,649	60,538
FDIC and other insurance	6,439	7,317	13,026	16,057
FDIC special assessment	(523)	1,190	—	7,644
Data processing and communications	49,597	46,131	97,175	91,695
Printing, postage, and supplies	4,067	3,789	7,706	7,786
Amortization of intangible assets	2,656	2,898	5,308	5,901
Mortgage banking costs	6,711	8,532	14,400	14,887
Other expense	13,647	10,307	23,244	23,644
Total other operating expense	354,503	336,690	702,032	677,074
Net income before taxes	180,761	211,035	335,524	317,924
Federal and state income taxes	40,691	47,303	75,683	70,498
Net income	140,070	163,732	259,841	247,426
Net income attributable to non-controlling interests	52	19	46	10
Net income attributable to BOK Financial Corporation shareholders	$140,018	$163,713	$259,795	$247,416
Earnings per share:
Basic	$2.19	$2.54	$4.05	$3.83
Diluted	$2.19	$2.54	$4.05	$3.83
Average shares used in computation:
Basic	63,208,027	63,714,204	63,376,857	64,002,154
Diluted	63,208,027	63,714,204	63,376,857	64,002,154
Dividends declared per share	$0.57	$0.55	$1.14	$1.10
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$140,070	$163,732	$259,841	$247,426
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	86,829	(5,943)	260,657	(77,749)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	9,194	12,027	18,638	24,210
Loss (gain) on available-for-sale securities, net	—	(34)	—	45,137
Other comprehensive income (loss) before income taxes	96,023	6,050	279,295	(8,402)
Federal and state income taxes	22,690	1,424	65,265	(2,000)
Other comprehensive income (loss), net of income taxes	73,333	4,626	214,030	(6,402)
Comprehensive income	213,403	168,358	473,871	241,024
Comprehensive income (loss) attributable to non-controlling interests	52	19	46	10
Comprehensive income attributable to BOK Financial Corporation shareholders	$213,351	$168,339	$473,825	$241,014
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30, 2025	Dec. 31, 2024
	(Unaudited)	(Footnote 1)
Assets
Cash and due from banks	$1,074,130	$1,043,969
Interest-bearing cash and cash equivalents	284,933	390,732
Trading securities	5,559,417	4,899,090
Investment securities, net of allowance (fair value: June 30, 2025 – $1,750,435; December 31, 2024 – $1,817,929)	1,897,178	2,017,225
Available-for-sale securities	13,347,821	12,851,600
Fair value option securities	107,702	17,876
Restricted equity securities	294,359	406,178
Residential mortgage loans held for sale	101,437	77,561
Loans	24,292,211	24,114,724
Allowance for loan losses	(277,049)	(280,035)
Loans, net of allowance	24,015,162	23,834,689
Premises and equipment, net	637,211	634,485
Receivables	299,327	281,091
Goodwill	1,044,749	1,044,749
Intangible assets, net	40,000	46,788
Mortgage servicing rights	334,644	338,145
Real estate and other repossessed assets, net of allowance (June 30, 2025 – $5,890; December 31, 2024 – $5,537)	1,729	2,254
Derivative contracts, net	362,908	242,809
Cash surrender value of bank-owned life insurance	416,566	416,741
Receivable on unsettled securities sales	76,989	4,825
Other assets	1,101,815	1,135,085
Total assets	$50,998,077	$49,685,892

Liabilities and Equity
Liabilities:
Non-interest bearing demand deposits	$7,998,761	$8,371,897
Interest-bearing deposits:
Transaction	25,843,923	25,455,106
Savings	853,757	828,817
Time	3,549,668	3,535,410
Total deposits	38,246,109	38,191,230
Funds purchased and repurchase agreements	682,051	1,292,856
Other borrowings	4,140,130	3,030,123
Subordinated debentures	—	131,200
Accrued interest, taxes, and expense	302,515	352,345
Derivative contracts, net	285,417	237,582
Due on unsettled securities purchases	964,580	405,494
Other liabilities	483,919	494,105
Total liabilities	45,104,721	44,134,935
Shareholders' equity:
Common stock (0.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: June 30, 2025 – 77,035,067; December 31, 2024 – 76,817,607)	5	5
Capital surplus	1,441,326	1,429,628
Retained earnings	5,778,878	5,592,100
Treasury stock (shares at cost: June 30, 2025 – 13,423,970; December 31, 2024 – 12,696,308)	(1,040,311)	(970,340)
Accumulated other comprehensive loss	(289,010)	(503,040)
Total shareholders' equity	5,890,888	5,548,353
Non-controlling interests	2,468	2,604
Total equity	5,893,356	5,550,957
Total liabilities and equity	$50,998,077	$49,685,892
See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited)
(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, March 31, 2025	77,015	$5	$1,435,498	$5,675,409	12,753	$(976,756)	$(362,343)	$5,771,813	$2,565	$5,774,378
Net income	—	—	—	140,018	—	—	—	140,018	52	140,070
Other comprehensive income	—	—	—	—	—	—	73,333	73,333	—	73,333
Repurchase of common stock	—	—	—	—	663	(62,801)	—	(62,801)	—	(62,801)
Share-based compensation plans:
Non-vested shares awarded, net	20	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	8	(754)	—	(754)	—	(754)
Share-based compensation	—	—	5,828	—	—	—	—	5,828	—	5,828
Cash dividends on common stock	—	—	—	(36,549)	—	—	—	(36,549)	—	(36,549)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(149)	(149)
Balance, June 30, 2025	77,035	$5	$1,441,326	$5,778,878	13,424	$(1,040,311)	$(289,010)	$5,890,888	$2,468	$5,893,356

Balance, December 31, 2024	76,818	$5	$1,429,628	$5,592,100	12,696	$(970,340)	$(503,040)	$5,548,353	$2,604	$5,550,957
Net income	—	—	—	259,795	—	—	—	259,795	46	259,841
Other comprehensive income	—	—	—	—	—	—	214,030	214,030	—	214,030
Repurchase of common stock	—	—	—	—	673	(63,795)	—	(63,795)	—	(63,795)
Share-based compensation plans:
Non-vested shares awarded, net	217	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	55	(6,176)	—	(6,176)	—	(6,176)
Share-based compensation	—	—	11,698	—	—	—	—	11,698	—	11,698
Cash dividends on common stock	—	—	—	(73,017)	—	—	—	(73,017)	—	(73,017)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(182)	(182)
Balance, June 30, 2025	77,035	$5	$1,441,326	$5,778,878	13,424	$(1,040,311)	$(289,010)	$5,890,888	$2,468	$5,893,356

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, March 31, 2024	76,793	$5	$1,411,293	$5,259,646	12,278	$(932,065)	$(610,128)	$5,128,751	$2,884	$5,131,635
Net income	—	—	—	163,713	—	—	—	163,713	19	163,732
Other comprehensive income	—	—	—	—	—	—	4,626	4,626	—	4,626
Repurchase of common stock	—	—	—	—	412	(37,626)	—	(37,626)	—	(37,626)
Share-based compensation plans:
Non-vested shares awarded, net	30	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	5	(438)	—	(438)	—	(438)
Share-based compensation	—	—	5,514	—	—	—	—	5,514	—	5,514
Cash dividends on common stock	—	—	—	(35,410)	—	—	—	(35,410)	—	(35,410)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(63)	(63)
Balance, June 30, 2024	76,823	$5	$1,416,807	$5,387,949	12,695	$(970,129)	$(605,502)	$5,229,130	$2,840	$5,231,970

Balance, December 31, 2023	76,593	$5	$1,406,745	$5,211,512	11,626	$(876,720)	$(599,100)	$5,142,442	$2,977	$5,145,419
Net income	—	—	—	247,416	—	—	—	247,416	10	247,426
Other comprehensive loss	—	—	—	—	—	—	(6,402)	(6,402)	—	(6,402)
Repurchase of common stock	—	—	—	—	1,029	(89,779)	—	(89,779)	—	(89,779)
Share-based compensation plans:
Non-vested shares awarded, net	230	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	40	(3,630)	—	(3,630)	—	(3,630)
Share-based compensation	—	—	10,062	—	—	—	—	10,062	—	10,062
Cash dividends on common stock	—	—	—	(70,979)	—	—	—	(70,979)	—	(70,979)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(147)	(147)
Balance, June 30, 2024	76,823	$5	$1,416,807	$5,387,949	12,695	$(970,129)	$(605,502)	$5,229,130	$2,840	$5,231,970
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash Flows From Operating Activities:
Net income	$259,841	$247,426
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	—	16,000
Change in fair value of mortgage servicing rights due to market assumption changes	12,259	(14,430)
Change in the fair value of mortgage servicing rights due to principal payments	11,429	13,459
Net unrealized (gains) losses from derivative contracts	125,612	(108,051)
Share-based compensation	11,698	10,062
Depreciation and amortization	54,621	52,076
Net amortization of discounts and premiums	(25,878)	(20,111)
Net losses (gains) on financial instruments and other losses (gains), net	(7,415)	(16,615)
Net loss (gain) on mortgage loans held for sale	(4,311)	(4,613)
Mortgage loans originated for sale	(378,970)	(379,214)
Proceeds from sale of mortgage loans held for sale	359,430	334,578
Capitalized mortgage servicing rights	(5,572)	(6,970)
Charitable contributions to BOKF Foundation	—	13,610
Change in trading and fair value option securities	(750,189)	(17,671)
Change in receivables	(77,006)	264,352
Change in other assets	26,836	69,808
Change in other liabilities	497,271	189,069
Net cash provided by (used in) operating activities	109,656	642,765
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	118,862	113,747
Proceeds from maturities or redemptions of available-for-sale securities	1,037,812	940,442
Purchases of available-for-sale securities	(1,249,508)	(2,244,168)
Proceeds from sales of available-for-sale securities	—	737,830
Change in amount receivable on unsettled available-for-sale securities transactions	(13,388)	95,997
Loans originated, net of principal collected	(153,984)	(651,931)
Net proceeds from derivative asset contracts	(42,108)	15,651
Net change in restricted equity securities	111,819	(52,110)
Proceeds from disposition of assets	15,429	12,600
Purchases of assets	(76,786)	(87,269)
Net cash provided by (used in) investing activities	(251,852)	(1,119,211)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	40,621	1,770,030
Net change in time deposits	14,258	451,913
Net change in other borrowed funds	475,337	(1,490,267)
Repayment of subordinated debentures	(132,166)	—
Net payments on derivative liability contracts	29,416	(20,415)
Net change in derivative margin accounts	(212,503)	(188,326)
Change in amount due on unsettled available-for-sale securities transactions	(5,417)	(154,203)
Issuance of common and treasury stock, net	(6,176)	(3,630)
Repurchase of common stock	(63,795)	(89,779)
Dividends paid	(73,017)	(70,979)
Net cash provided by (used in) financing activities	66,558	204,344
Net increase (decrease) in cash and cash equivalents	(75,638)	(272,102)
Cash and cash equivalents at beginning of period	1,434,701	1,348,265
Cash and cash equivalents at end of period	$1,359,063	$1,076,163

Supplemental Cash Flow Information:
Cash paid for interest	$619,288	$742,708
Cash paid for taxes	50,499	39,008
Net loans and bank premises transferred to repossessed real estate and other assets	28	77
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	23,865	8,263
Conveyance of other real estate owned guaranteed by U.S. government agencies	1,936	1,840
Right-of-use assets obtained in exchange for operating lease liabilities	1,930	18,236
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

The financial information should be read in conjunction with BOK Financial's 2024 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2024, have been derived from the audited financial statements included in BOK Financial's 2024 Form 10-K but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six-month period ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

(2) Securities

Trading Securities

The fair value and net unrealized gain (loss) included in trading securities are as follows (in thousands):

	June 30, 2025		December 31, 2024
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government securities	$997	$2	$21,275	$(60)
Residential agency mortgage-backed securities	5,450,517	33,768	4,792,695	(37,439)
Municipal securities	64,653	88	62,230	(566)
Other trading securities	43,250	299	22,890	33
Total trading securities	$5,559,417	$34,157	$4,899,090	$(38,032)
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	June 30, 2025
	Amortized	Carrying	Fair	Gross Unrealized
	Cost	Value[1]	Value	Gain	Loss
Municipal securities	$91,243	$91,243	$93,080	$2,012	$(175)
Mortgage-backed securities:
Residential agency	1,872,778	1,773,725	1,626,429	88	(147,384)
Commercial agency	17,257	16,368	15,878	—	(490)
Other debt securities	16,038	16,038	15,048	—	(990)
Total investment securities	1,997,316	1,897,374	1,750,435	2,100	(149,039)
Allowance for credit losses	(196)	(196)	—	—	—
Investment securities, net of allowance	$1,997,120	$1,897,178	$1,750,435	$2,100	$(149,039)
1    Carrying value includes $100 million of net unrealized loss which remains in AOCI in the Consolidated Balance Sheets related to certain securities transferred during the second quarter of 2022 from the AFS securities portfolio to the investment securities portfolio.

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

The amortized cost and fair values of investment securities at June 30, 2025, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Carrying value	$47,921	$61,217	$14,498	$13	$123,649	2.44
Fair value	49,239	61,299	13,455	13	124,006
Residential mortgage-backed securities:
Carrying value[2]					$1,773,725
Fair value					1,626,429
Total investment securities:
Carrying value					$1,897,374
Fair value					1,750,435
1Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.4 years based upon current prepayment assumptions.

Temporarily Impaired Investment Securities
(Dollars in thousands):

	June 30, 2025
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	10	$5,073	$9	$6,622	$166	$11,695	$175
Mortgage-backed securities:
Residential agency	116	—	—	1,625,562	147,384	1,625,562	147,384
Commercial agency	2	—	—	15,878	490	15,878	490
Other debt securities	2	—	—	9,035	990	9,035	990
Total investment securities	130	$5,073	$9	$1,657,097	$149,030	$1,662,170	$149,039

	December 31, 2024
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	20	$14,485	$65	$7,107	$283	$21,592	$348
Mortgage-backed securities:
Residential agency	116	—	—	1,679,889	199,754	1,679,889	199,754
Commercial agency	2	—	—	15,357	863	15,357	863
Other debt securities	3	—	—	9,271	1,005	9,271	1,005
Total investment securities	141	$14,485	$65	$1,711,624	$201,905	$1,726,109	$201,970

Available-for-Sale Securities

The amortized cost and fair value of available-for-sale securities are as follows (in thousands):

	June 30, 2025
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,000	$964	$—	$(36)
Municipal securities	218,408	208,350	—	(10,058)
Mortgage-backed securities:
Residential agency	9,187,687	9,102,658	76,933	(161,962)
Residential non-agency	765,088	743,519	12,070	(33,639)
Commercial agency	3,451,816	3,291,857	5,712	(165,671)
Other debt securities	500	473	—	(27)
Total available-for-sale securities	$13,624,499	$13,347,821	$94,715	$(371,393)

	December 31, 2024
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,000	$945	$—	$(55)
Municipal securities	240,528	225,568	2	(14,962)
Mortgage-backed securities:
Residential agency	8,895,900	8,639,389	17,936	(274,447)
Residential non-agency	814,542	781,209	11,247	(44,580)
Commercial agency	3,436,465	3,204,016	726	(233,175)
Other debt securities	500	473	—	(27)
Total available-for-sale securities	$13,388,935	$12,851,600	$29,911	$(567,246)

The amortized cost and fair values of available-for-sale securities at June 30, 2025, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$329,935	$2,432,720	$475,593	$433,476	$3,671,724	4.83
Fair value	323,803	2,304,224	450,275	423,342	3,501,644
Residential mortgage-backed securities:
Amortized cost[2]					$9,952,775
Fair value					9,846,177
Total available-for-sale securities:
Amortized cost					$13,624,499
Fair value					13,347,821
1Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.2 years based upon current prepayment assumptions.

Sales of available-for-sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Proceeds	$—	$1,836	$—	$737,830
Gross realized gains	—	222	—	455
Gross realized losses	—	(188)	—	(45,592)
Related federal and state income tax expense (benefit)	—	8	—	(10,616)

The fair value of debt securities pledged as collateral for repurchase agreements, public trust funds on deposit, and for other purposes, as required by law, was $12.3 billion at June 30, 2025 and $9.9 billion at December 31, 2024. The secured parties do not have the right to sell or repledge these securities.

Temporarily Impaired Available-for-Sale Securities
(Dollars in thousands)

	June 30, 2025
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
U.S. Treasury	1	$—	$—	$964	$36	$964	$36
Municipal securities	101	1,038	4	202,707	10,054	203,745	10,058
Mortgage-backed securities:
Residential agency	636	988,961	9,396	2,553,983	152,566	3,542,944	161,962
Residential non-agency	33	40,245	162	439,419	33,477	479,664	33,639
Commercial agency	210	113,235	992	2,668,153	164,679	2,781,388	165,671
Other debt securities	1	—	—	473	27	473	27
Total available-for-sale securities	982	$1,143,479	$10,554	$5,865,699	$360,839	$7,009,178	$371,393

	December 31, 2024
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
U.S. Treasury	1	$—	$—	$945	$55	$945	$55
Municipal securities	113	1,041	13	222,432	14,949	223,473	14,962
Mortgage-backed securities:
Residential agency	831	3,561,318	50,102	2,880,641	224,345	6,441,959	274,447
Residential non-agency	36	93,113	1,124	457,701	43,456	550,814	44,580
Commercial agency	220	190,718	1,878	2,819,206	231,297	3,009,924	233,175
Other debt securities	1	—	—	473	27	473	27
Total available-for-sale securities	1,202	$3,846,190	$53,117	$6,381,398	$514,129	$10,227,588	$567,246

Based on evaluations of impaired securities as of June 30, 2025, the Company does not intend to sell any impaired AFS debt securities before fair value recovers to the current amortized cost, and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

Fair Value Option Securities

Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the Consolidated Balance Sheets. Changes in the fair value are recognized in earnings as they occur. Certain securities are held as an economic hedge of the mortgage servicing rights.

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	June 30, 2025		December 31, 2024
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Residential agency mortgage-backed securities	$107,702	$(225)	$17,876	$(1,662)

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

The following table summarizes the fair values of derivative contracts recorded as "derivative contracts" assets and liabilities in the balance sheet at June 30, 2025 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,869,879	$61,304	$(17,542)	$43,762	$(25,577)	$18,185
Energy contracts	6,752,020	614,210	(408,701)	205,509	(12,099)	193,410
Foreign exchange contracts	104,591	76,888	(187)	76,701	(561)	76,140
Equity option contracts	1,593	201	—	201	(50)	151
Total customer risk management programs	9,728,083	752,603	(426,430)	326,173	(38,287)	287,886
Trading	22,516,050	152,798	(81,859)	70,939	(3,888)	67,051
Internal risk management programs	554,941	7,971	—	7,971	—	7,971
Total derivative contracts	$32,799,074	$913,372	$(508,289)	$405,083	$(42,175)	$362,908

	Liabilities
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,852,551	$61,273	$(17,542)	$43,731	$—	$43,731
Energy contracts	6,829,046	585,442	(408,701)	176,741	(19,433)	157,308
Foreign exchange contracts	104,038	76,271	(187)	76,084	—	76,084
Equity option contracts	1,593	201	—	201	—	201
Total customer risk management programs	9,787,228	723,187	(426,430)	296,757	(19,433)	277,324
Trading	28,227,804	224,184	(81,859)	142,325	(135,659)	6,666
Internal risk management programs	8,915	1,427	—	1,427	—	1,427
Total derivative contracts	$38,023,947	$948,798	$(508,289)	$440,509	$(155,092)	$285,417
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following table summarizes the fair values of derivative contracts recorded as "derivative contracts" assets and liabilities in the balance sheet at December 31, 2024 (in thousands):

	Assets
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$3,064,418	$82,191	$(5,369)	$76,822	$(71,485)	$5,337
Energy contracts	7,169,926	521,032	(398,457)	122,575	(3,816)	118,759
Foreign exchange contracts	80,510	42,792	(395)	42,397	(434)	41,963
Equity option contracts	1,593	208	—	208	(50)	158
Total customer risk management programs	10,316,447	646,223	(404,221)	242,002	(75,785)	166,217
Trading	19,577,362	132,581	(56,764)	75,817	(242)	75,575
Internal risk management programs	168	1,017	—	1,017	—	1,017
Total derivative contracts	$29,893,977	$779,821	$(460,985)	$318,836	$(76,027)	$242,809

	Liabilities
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$3,064,418	$82,141	$(5,369)	$76,772	$—	$76,772
Energy contracts	7,076,929	488,113	(398,457)	89,656	(1,020)	88,636
Foreign exchange contracts	76,906	39,253	(395)	38,858	(380)	38,478
Equity option contracts	1,593	208	—	208	—	208
Total customer risk management programs	10,219,846	609,715	(404,221)	205,494	(1,400)	204,094
Trading	14,196,406	87,082	(56,764)	30,318	(1,292)	29,026
Internal risk management programs	602,176	4,462	—	4,462	—	4,462
Total derivative contracts	$25,018,428	$701,259	$(460,985)	$240,274	$(2,692)	$237,582
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended
	June 30, 2025		June 30, 2024
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts	$895	$—	$547	$—
Energy contracts	6,590	—	6,162	—
Foreign exchange contracts	25	—	56	—
Equity option contracts	—	—	—	—
Total customer risk management programs	7,510	—	6,765	—
Trading[1]	(26,603)	—	32,576	—
Internal risk management programs	—	5,535	—	(1,091)
Total derivative contracts	$(19,093)	$5,535	$39,341	$(1,091)
1    Represents changes in fair value of to-be-announced securities and other derivative instruments held to mitigate market risk of trading securities portfolio, which is offset by changes in fair value of trading securities also included in Brokerage and Trading Revenue in the Consolidated Statements of Earnings.

	Six Months Ended
	June 30, 2025		June 30, 2024
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts	1,636	—	3,007	—
Energy contracts	14,200	—	9,977	—
Foreign exchange contracts	63	—	106	—
Equity option contracts	—	—	—	—
Total customer risk management programs	15,899	—	13,090	—
Trading[1]	(100,399)	—	116,282	—
Internal risk management programs	—	15,100	—	(9,724)
Total derivative contracts	$(84,500)	$15,100	$129,372	$(9,724)
1    Represents changes in fair value of to-be-announced securities and other derivative instruments held to mitigate market risk of trading securities portfolio, which is offset by changes in fair value of trading securities also included in Brokerage and trading revenue in the Consolidated Statements of Earnings.

(4) Loans and Allowances for Credit Losses

Loans

Loans are either secured or unsecured based on the type of loan and the financial condition of the borrower. Repayment is generally expected from cash flow or proceeds from the sale of selected assets of the borrower. BOK Financial is exposed to risk of loss on loans due to the borrower's difficulties, which may arise from any number of factors, including problems within the respective industry or local economic conditions. Access to collateral, in the event of borrower default, is reasonably assured through adherence to applicable lending laws and through sound lending standards and credit review procedures. Accounting policies for all loans, excluding residential mortgage loans guaranteed by U.S. government agencies, are as follows:

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

Portfolio segments of the loan portfolio are as follows (in thousands):

	June 30, 2025				December 31, 2024
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$3,445,595	$10,898,430	$40,157	$14,384,182	$3,450,238	$11,565,251	$14,647	$15,030,136
Commercial real estate	684,294	4,830,222	6,925	5,521,441	668,532	4,380,015	9,905	5,058,452
Loans to individuals	2,817,648	1,536,695	32,245	4,386,588	2,620,936	1,383,027	22,173	4,026,136
Total	$6,947,537	$17,265,347	$79,327	$24,292,211	$6,739,706	$17,328,293	$46,725	$24,114,724

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2025, outstanding commitments totaled $14.7 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management's credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At June 30, 2025, outstanding standby letters of credit totaled $702 million.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit is summarized as follows (in thousands):

	Three Months Ended
	June 30, 2025
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$143,505	$93,724	$41,365	$278,594
Provision for loan losses	744	(8,501)	6,773	(984)
Loans charged off	(35)	(126)	(1,152)	(1,313)
Recoveries of loans previously charged off	184	10	558	752
Ending balance	$144,398	$85,107	$47,544	$277,049

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$16,167	$33,461	$2,460	$52,088
Provision for off-balance sheet credit risk	828	97	(21)	904
Ending balance	$16,995	$33,558	$2,439	$52,992

	Six Months Ended
	June 30, 2025
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$145,153	$91,072	$43,810	$280,035
Provision for loan losses	(111)	(6,034)	4,825	(1,320)
Loans charged off	(1,120)	(126)	(2,358)	(3,604)
Recoveries of loans previously charged off	476	195	1,267	1,938
Ending balance	$144,398	$85,107	$47,544	$277,049

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$18,046	$31,959	$1,635	$51,640
Provision for off-balance sheet credit risk	(1,051)	1,599	804	1,352
Ending balance	$16,995	$33,558	$2,439	$52,992

	Three Months Ended
	June 30, 2024
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$146,267	$97,479	$37,877	$281,623
Provision for loan losses	10,441	(1,042)	3,749	13,148
Loans charged off	(6,391)	(205)	(1,344)	(7,940)
Recoveries of loans previously charged off	420	24	551	995
Ending balance	$150,737	$96,256	$40,833	$287,826

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$17,790	$27,865	$1,664	$47,319
Provision for off-balance sheet credit risk	(474)	(4,551)	42	(4,983)
Ending balance	$17,316	$23,314	$1,706	$42,336

	Six Months Ended
	June 30, 2024
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$141,232	$94,718	$41,173	$277,123
Provision for loan losses	18,752	2,953	1,403	23,108
Loans charged off	(10,631)	(1,455)	(2,914)	(15,000)
Recoveries of loans previously charged off	1,384	40	1,171	2,595
Ending balance	$150,737	$96,256	$40,833	$287,826

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$19,762	$27,439	$1,776	$48,977
Provision for off-balance sheet credit risk	(2,446)	(4,125)	(70)	(6,641)
Ending balance	$17,316	$23,314	$1,706	$42,336
No provision for credit losses was necessary for the second quarter of 2025, primarily due to further improvements in portfolio credit quality offset by the impact of loan growth during the quarter.

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each measurement method at June 30, 2025, is as follows (in thousands):

	Collectively Measured for General Allowances		Individually Measured for Specific Allowances		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$14,344,025	$140,674	$40,157	$3,724	$14,384,182	$144,398
Commercial real estate	5,514,516	85,107	6,925	—	5,521,441	85,107
Loans to individuals	4,354,343	47,544	32,245	—	4,386,588	47,544
Total	$24,212,884	$273,325	$79,327	$3,724	$24,292,211	$277,049

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

The following table summarizes the Company’s loan portfolio at June 30, 2025, by the risk grade categories and vintage (in thousands):

	Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Healthcare
Pass	$364,559	$530,397	$468,105	$839,066	$392,630	$772,396	$197,981	$13	$3,565,147
Special Mention	—	—	—	64,388	103	3,315	214	—	68,020
Accruing Substandard	—	—	37,806	5,132	5,215	98,852	21	—	147,026
Nonaccrual	—	—	15,665	124	454	12,305	195	—	28,743
Total healthcare	364,559	530,397	521,576	908,710	398,402	886,868	198,411	13	3,808,936
Services
Pass	218,684	538,894	595,308	412,456	343,648	695,385	794,189	382	3,598,946
Special Mention	—	—	3,283	—	937	14,036	3,054	—	21,310
Accruing Substandard	4,020	234	2,313	684	1,218	8,529	9,851	373	27,222
Nonaccrual	495	—	47	898	198	152	9,539	—	11,329
Total services	223,199	539,128	600,951	414,038	346,001	718,102	816,633	755	3,658,807
Loans charged off, year-to-date	—	—	—	—	—	—	492	21	513
Energy
Pass	93,810	87,071	39,394	11,435	2,437	22,107	2,456,182	—	2,712,436
Special Mention	—	—	—	—	—	—	22,237	—	22,237
Nonaccrual	—	—	—	—	—	40	—	—	40
Total energy	93,810	87,071	39,394	11,435	2,437	22,147	2,478,419	—	2,734,713
Loans charged off, year-to-date	—	—	—	—	—	—	94	—	94
General business
Pass	491,792	533,585	457,383	224,337	162,742	359,982	1,880,453	1,892	4,112,166
Special Mention	457	2,595	1,424	2,020	—	—	6,119	43	12,658
Accruing Substandard	558	2,267	8,015	29,916	2,033	6,458	7,589	21	56,857
Nonaccrual	—	—	—	—	1	10	—	34	45
Total general business	492,807	538,447	466,822	256,273	164,776	366,450	1,894,161	1,990	4,181,726
Loans charged off, year-to-date	—	—	132	—	—	6	367	8	513
Total commercial	1,174,375	1,695,043	1,628,743	1,590,456	911,616	1,993,567	5,387,624	2,758	14,384,182

Commercial real estate:
Pass	366,111	670,413	567,448	2,011,168	715,266	986,490	118,824	—	5,435,720
Special Mention	—	—	233	—	29,324	—	—	—	29,557
Accruing Substandard	—	488	—	7,336	—	41,415	—	—	49,239
Nonaccrual	—	—	—	—	—	6,925	—	—	6,925
Total commercial real estate	366,111	670,901	567,681	2,018,504	744,590	1,034,830	118,824	—	5,521,441
Loans charged off, year-to-date	—	—	—	126	—	—	—	—	126

	Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Loans to individuals:
Residential mortgage
Pass	309,071	455,755	305,393	267,128	301,090	500,039	422,935	25,782	2,587,193
Special Mention	—	318	147	156	29	109	1,548	31	2,338
Accruing Substandard	—	—	—	—	—	1	495	—	496
Nonaccrual	—	294	2,180	2,397	1,160	9,872	4,304	447	20,654
Total residential mortgage	309,071	456,367	307,720	269,681	302,279	510,021	429,282	26,260	2,610,681
Loans charged off, year-to-date	—	—	48	—	—	57	130	—	235
Residential mortgage guaranteed by U.S. government agencies
Pass	—	2,399	5,659	8,022	2,741	122,654	—	—	141,475
Nonaccrual	—	—	—	—	—	6,978	—	—	6,978
Total residential mortgage guaranteed by U.S. government agencies	—	2,399	5,659	8,022	2,741	129,632	—	—	148,453
Personal
Pass	176,927	239,541	198,752	155,568	105,304	239,385	492,130	341	1,607,948
Special Mention	—	19	—	9	822	6	5,869	—	6,725
Accruing Substandard	—	23	8,017	—	—	128	—	—	8,168
Nonaccrual	—	—	4,596	11	4	2	—	—	4,613
Total personal	176,927	239,583	211,365	155,588	106,130	239,521	497,999	341	1,627,454
Loans charged off, year-to-date[1]	2,024	58	—	11	—	5	25	—	2,123

Total loans to individuals	485,998	698,349	524,744	433,291	411,150	879,174	927,281	26,601	4,386,588
Total loans	$2,026,484	$3,064,293	$2,721,168	$4,042,251	$2,067,356	$3,907,571	$6,433,729	$29,359	$24,292,211
1    Includes charge-offs on deposit overdrafts, which are generally charged off at 60 days past due.

The following table summarizes the Company's loan portfolio at December 31, 2024, by the risk grade categories and vintage (in thousands):

	Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Healthcare
Pass	$539,305	$544,103	$896,042	$481,816	$344,609	$644,441	$249,793	$10	$3,700,119
Special Mention	—	15,000	64,895	110	—	32,555	255	—	112,815
Accruing Substandard	—	38,180	5,253	15,529	51,134	29,151	1,635	—	140,882
Nonaccrual	—	—	96	463	—	13,158	—	—	13,717
Total healthcare	539,305	597,283	966,286	497,918	395,743	719,305	251,683	10	3,967,533
Loans charged off, year-to-date	—	—	—	—	—	7,240	—	—	7,240
Services
Pass	629,978	625,969	422,015	404,949	187,324	570,775	745,853	379	3,587,242
Special Mention	—	3,324	123	1,537	—	11,796	17,923	—	34,703
Accruing Substandard	—	675	9,030	20	1,217	7,750	1,399	400	20,491
Nonaccrual	—	—	—	—	—	—	767	—	767
Total services	629,978	629,968	431,168	406,506	188,541	590,321	765,942	779	3,643,203
Loans charged off, year-to-date	—	—	—	—	22	80	9	—	111
Energy
Pass	148,972	46,094	39,050	2,621	6,488	16,989	2,985,161	—	3,245,375
Accruing Substandard	—	—	—	—	—	—	9,300	—	9,300
Nonaccrual	—	—	—	—	—	49	—	—	49
Total energy	148,972	46,094	39,050	2,621	6,488	17,038	2,994,461	—	3,254,724
Loans charged off, year-to-date	—	—	—	—	—	—	226	—	226
General business
Pass	740,440	571,897	267,528	176,468	117,755	319,986	1,862,643	1,938	4,058,655
Special Mention	4,399	5,749	4,285	7,002	224	1,736	3,037	—	26,432
Accruing Substandard	3,980	15,872	43,300	4,764	992	4,708	5,859	—	79,475
Nonaccrual	—	32	—	—	—	23	—	59	114
Total general business	748,819	593,550	315,113	188,234	118,971	326,453	1,871,539	1,997	4,164,676
Loans charged off, year-to-date	—	27	1,465	—	—	166	2,425	103	4,186
Total commercial	2,067,074	1,866,895	1,751,617	1,095,279	709,743	1,653,117	5,883,625	2,786	15,030,136

Commercial real estate:
Pass	436,206	512,614	2,004,558	793,161	233,619	810,497	141,307	—	4,931,962
Special Mention	—	313	14,907	32,131	—	—	—	—	47,351
Accruing Substandard	—	—	36,981	—	—	32,253	—	—	69,234
Nonaccrual	—	—	—	—	—	9,905	—	—	9,905
Total commercial real estate	436,206	512,927	2,056,446	825,292	233,619	852,655	141,307	—	5,058,452
Loans charged off, year-to-date	—	—	—	—	—	1,455	—	—	1,455

	Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Loans to individuals:
Residential mortgage
Pass	530,186	338,187	286,865	318,935	314,814	210,251	395,943	22,929	2,418,110
Special Mention	—	167	148	219	—	113	1,767	—	2,414
Accruing Substandard	—	—	163	—	—	45	898	67	1,173
Nonaccrual	245	1,758	990	522	583	7,420	3,221	522	15,261
Total residential mortgage	530,431	340,112	288,166	319,676	315,397	217,829	401,829	23,518	2,436,958
Loans charged off, year-to-date	—	43	—	—	—	18	10	—	71
Residential mortgage guaranteed by U.S. government agencies
Pass	462	4,337	6,618	2,432	3,506	112,491	—	—	129,846
Nonaccrual	—	—	—	—	280	6,523	—	—	6,803
Total residential mortgage guaranteed by U.S. government agencies	462	4,337	6,618	2,432	3,786	119,014	—	—	136,649
Personal
Pass	245,737	149,572	167,272	115,710	107,291	151,030	510,147	2,619	1,449,378
Special Mention	18	17	30	825	8	—	8	—	906
Accruing Substandard	16	—	—	—	1	129	1,990	—	2,136
Nonaccrual	31	3	30	13	4	5	23	—	109
Total personal	245,802	149,592	167,332	116,548	107,304	151,164	512,168	2,619	1,452,529
Loans charged off, year-to-date[1]	5,269	69	101	52	9	—	26	20	5,546
Total loans to individuals	776,695	494,041	462,116	438,656	426,487	488,007	913,997	26,137	4,026,136
Total loans	$3,279,975	$2,873,863	$4,270,179	$2,359,227	$1,369,849	$2,993,779	$6,938,929	$28,923	$24,114,724
1    Includes charge-offs on deposit overdrafts, which are generally charged off at 60 days past due.

Nonaccruing Loans

A summary of nonaccruing loans at June 30, 2025, follows (in thousands):

	As of June 30, 2025
	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Healthcare	$28,743	$23,643	$5,100	$200
Services	11,329	1,949	9,380	3,524
Energy	40	40	—	—
General business	45	45	—	—
Total commercial	40,157	25,677	14,480	3,724

Commercial real estate	6,925	6,925	—	—

Loans to individuals:
Residential mortgage	20,654	20,654	—	—
Residential mortgage guaranteed by U.S. government agencies	6,978	6,978	—	—
Personal	4,613	4,613	—	—
Total loans to individuals	32,245	32,245	—	—

Total	$79,327	$64,847	$14,480	$3,724

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

Loan Modifications to Borrowers Experiencing Financial Difficulty

For the six months ended June 30, 2025, the Company had $51 million of loan modifications to borrowers experiencing financial difficulty including $26 million of healthcare loans, $10 million of services loans, and $7.5 million of residential mortgage loans guaranteed by U.S government agencies. Modifications generally consist of interest rate reductions, an other than insignificant payment delay, term extension, or a combination. Approximately $39 million of the modifications were term extensions of commercial loans, and $7.5 million were combination modifications to residential mortgage loans guaranteed by U.S. government agencies. During the six months ended June 30, 2025, $18 million of loans that were modified in the previous twelve months defaulted. Approximately $11 million of these defaults were related to term extensions of healthcare loans, and $5.3 million of these defaults were related to combination modifications to residential mortgage loans guaranteed by U.S. government agencies. A payment default is defined as being 30 or more days past due after modification.

For the six months ended June 30, 2024, the Company had $114 million of loan modifications to borrowers experiencing financial difficulty, including $90 million of healthcare loans and $14 million of energy loans. Approximately $110 million of the modifications were term extensions of commercial loans, and $4.1 million were combination modifications to residential mortgage loans guaranteed by U.S. government agencies. During the six months ended June 30, 2024, $1.1 million of residential mortgage loans guaranteed by U.S. government agencies that were modified in the previous twelve months defaulted.

Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans, as modified for short-term payment deferral forbearance.

A summary of loans currently performing and past due as of June 30, 2025, is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Healthcare	$3,780,284	$3,293	$16,258	$9,101	$3,808,936	$—
Services	3,653,722	4,046	1,021	18	3,658,807	18
Energy	2,734,713	—	—	—	2,734,713	—
General business	4,180,013	472	1,232	9	4,181,726	9
Total commercial	14,348,732	7,811	18,511	9,128	14,384,182	27

Commercial real estate	5,507,214	6,251	—	7,976	5,521,441	1,050

Loans to individuals:
Residential mortgage	2,586,725	12,596	2,906	8,454	2,610,681	311
Residential mortgage guaranteed by U.S. government agencies	51,434	17,866	12,716	66,437	148,453	61,464
Personal	1,620,937	1,889	34	4,594	1,627,454	—
Total loans to individuals	4,259,096	32,351	15,656	79,485	4,386,588	61,775

Total	$24,115,042	$46,413	$34,167	$96,589	$24,292,211	$62,852

A summary of loans currently performing and past due as of December 31, 2024, is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Healthcare	$3,932,142	$25,778	$—	$9,613	$3,967,533	$—
Services	3,642,436	—	767	—	3,643,203	—
Energy	3,254,724	—	—	—	3,254,724	—
General business	4,161,510	3,067	70	29	4,164,676	—
Total commercial	14,990,812	28,845	837	9,642	15,030,136	—

Commercial real estate	5,048,667	—	—	9,785	5,058,452	—

Loans to individuals:
Residential mortgage	2,416,633	10,930	5,622	3,773	2,436,958	—
Residential mortgage guaranteed by U.S. government agencies	45,910	18,514	15,268	56,957	136,649	52,504
Personal	1,451,397	1,061	48	23	1,452,529	—
Total loans to individuals	3,913,940	30,505	20,938	60,753	4,026,136	52,504

Total	$23,953,419	$59,350	$21,775	$80,180	$24,114,724	$52,504

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments, and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	June 30, 2025		December 31, 2024
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$99,522	$99,820	$77,080	$75,969
Residential mortgage loan commitments	64,508	2,417	36,590	1,119
Forward sales contracts	100,500	(800)	82,000	473
		$101,437		$77,561

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of June 30, 2025, or December 31, 2024. No credit losses were recognized on residential mortgage loans held for sale for the six month period ended June 30, 2025, and 2024.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Production revenue:
Net realized gains on sale of mortgage loans	$1,446	$2,338	$2,902	$4,364
Net change in unrealized gain (loss) on mortgage loans held for sale	415	631	1,409	249
Net change in the fair value of mortgage loan commitments	269	(528)	1,298	566
Net change in the fair value of forward sales contracts	(423)	(72)	(1,273)	715
Total mortgage production revenue	1,707	2,369	4,336	5,894
Servicing revenue	17,286	16,259	34,472	31,701
Total mortgage banking revenue	$18,993	$18,628	$38,808	$37,595

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

The following represents a summary of mortgage servicing rights (dollars in thousands):

	June 30, 2025	December 31, 2024
Number of residential mortgage loans serviced for others	126,767	125,728
Outstanding principal balance of residential mortgage loans serviced for others	$22,542,310	$22,269,513
Weighted average interest rate	3.79%	3.73%
Remaining term (in months)	274	276

The following represents activity in capitalized mortgage servicing rights (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning Balance	$342,111	$319,330	$338,145	$293,884
Additions	3,063	4,454	5,572	6,970
Acquisitions	—	14,021	14,615	31,421
Change in fair value due to principal payments	(5,511)	(8,012)	(11,429)	(13,459)
Change in fair value due to market assumption changes	(5,019)	3,453	(12,259)	14,430
Ending Balance	$334,644	$333,246	$334,644	$333,246

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

Mortgage servicing rights are not traded in active markets. Fair value is determined by discounting the projected net cash flows. Significant market assumptions used to determine fair value based on significant unobservable inputs were as follows:

	June 30, 2025	December 31, 2024
Discount rate – risk-free rate plus a market premium	9.24%	9.60%
Prepayment rate – based upon loan interest rate, original term, and loan type	7.02%	7.09%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$73 - $94	$73 - $94
Delinquent loans	$150 - $500	$150 - $500
Loans in foreclosure	$875 - $6,000	$875 - $6,000
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	3.63%	4.44%
Primary/secondary mortgage rate spread	128 bps	115 bps
Delinquency rate	2.24%	2.19%

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

On December 28, 2015, in an action brought by the SEC, the New Jersey District Court entered a Consent Judgment against the principals involved in issuing the bonds. On January 8, 2020, the Court entered Final Judgment against the principal individual and his wife for $36,805,051 in principal amount and $10,937,831 in pre-judgment interest. The sale of all remaining collateral securing payment of the bonds has occurred and approximately $29 million remains outstanding. The SEC continues to aggressively pursue collection of the judgment. If the individual principal and his wife cannot pay the bonds, a bondholder loss could become probable. Management has been advised by counsel that BOKF, NA has valid defenses to claims of bondholders and that no loss to the Company is probable. No provision for losses has been made at this time.

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

At June 30, 2025, the Company had $407 million in interests in various alternative investments generally consisting of unconsolidated limited partnership interests in entities for which investment return is in the form of low income housing tax credits or other investments in merchant banking activities. These investments are recognized in Other assets on the Consolidated Balance Sheets. This investment balance also includes $105 million of unfunded commitments included in Other liabilities on the Consolidated Balance Sheets.

(7) Shareholders' Equity

On July 29, 2025, the Company declared a quarterly cash dividend of $0.57 per common share payable on or about August 27, 2025, to shareholders of record as of August 13, 2025.

Dividends declared were $0.57 and $1.14 per share during the three and six months ended June 30, 2025, and $0.55 and $1.10 per share during the three and six months ended June 30, 2024.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available-for-Sale Securities	Investment Securities Transferred from AFS	Total
Balance, Dec. 31, 2023	$(473,212)	$(125,888)	$(599,100)
Net change in unrealized gain (loss)	(77,749)	—	(77,749)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	—	24,210	24,210
Loss on available-for-sale securities, net	45,137	—	45,137
Other comprehensive income (loss), before income taxes	(32,612)	24,210	(8,402)
Federal and state income taxes	(7,695)	5,695	(2,000)
Other comprehensive income (loss), net of income taxes	(24,917)	18,515	(6,402)
Balance, June 30, 2024	$(498,129)	$(107,373)	$(605,502)

Balance, Dec. 31, 2024	$(412,348)	$(90,692)	$(503,040)
Net change in unrealized gain (loss)	260,657	—	260,657
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	—	18,638	18,638
Loss on available-for-sale securities, net	—	—	—
Other comprehensive income (loss), before income taxes	260,657	18,638	279,295
Federal and state income taxes	60,994	4,271	65,265
Other comprehensive income (loss), net of income taxes	199,663	14,367	214,030
Balance, June 30, 2025	$(212,685)	$(76,325)	$(289,010)

(8) Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$140,018	$163,713	$259,795	$247,416
Less: Earnings allocated to participating securities	1,506	1,602	2,774	2,278
Numerator for basic earnings per share – income available to common shareholders	138,512	162,111	257,021	245,138
Add: Effect of reallocating undistributed earnings of participating securities	—	—	—	—
Numerator for diluted earnings per share – income available to common shareholders	$138,512	$162,111	$257,021	$245,138

Denominator:
Weighted average shares outstanding	63,896,252	64,343,898	64,060,375	64,578,226
Less: Participating securities included in weighted average shares outstanding	688,225	629,694	683,518	576,072
Denominator for basic earnings per common share	63,208,027	63,714,204	63,376,857	64,002,154
Add: Dilutive effect of employee stock compensation plans	—	—	—	—
Denominator for diluted earnings per common share	63,208,027	63,714,204	63,376,857	64,002,154

Basic earnings per share	$2.19	$2.54	$4.05	$3.83
Diluted earnings per share	$2.19	$2.54	$4.05	$3.83

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

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2025 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Segment Total	Funds Management and Other	BOK Financial Corporation
Net interest income from external sources	$235,765	$13,463	$25,654	$274,882	$53,284	$328,166
Net interest income (expense) from internal sources	(59,939)	44,651	19,190	3,902	(3,902)	—
Net interest income	175,826	58,114	44,844	278,784	49,382	328,166
Net loans charged off and provision for credit losses	29	1,018	(7)	1,040	(1,040)	—
Net interest income after provision for credit losses	175,797	57,096	44,851	277,744	50,422	328,166
Other operating revenue	64,432	38,165	103,650	206,247	851	207,098
Personnel expense	49,506	25,527	66,309	141,342	73,369	214,711
Non-personnel expense[1]	29,613	29,949	26,972	86,534	53,258	139,792
Total other operating expense	79,119	55,476	93,281	227,876	126,627	354,503
Corporate allocations[2]	19,535	15,039	14,471	49,045	(49,045)	—
Net income before taxes	$141,575	$24,746	$40,749	$207,070	$(26,309)	$180,761

Average assets	$21,318,236	$8,310,875	$11,571,187	$41,200,298	$11,086,654	$52,286,952
1     Non-personnel expense includes other segment items comprised of Business promotion, Charitable contributions to BOKF Foundation, Professional fees and services, Net occupancy and equipment, FDIC and other insurance, Data processing and communications, Printing, postage, and supplies, Amortization of intangible assets, Mortgage banking costs, and other miscellaneous expenses.
2     Corporate allocations include centrally managed operational and administrative expenses that are allocated to segments.

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2025 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Segment Total	Funds Management and Other	BOK Financial Consolidated
Net interest income from external sources	$467,188	$22,203	$39,596	$528,987	$115,430	$644,417
Net interest income (expense) from internal sources	(113,104)	93,163	49,750	29,809	(29,809)	—
Net interest income	354,084	115,366	89,346	558,796	85,621	644,417
Net loans charged off and provision for credit losses	177	2,535	(15)	2,697	(2,697)	—
Net interest income after provision for credit losses	353,907	112,831	89,361	556,099	88,318	644,417
Other operating revenue	119,953	77,223	199,986	397,162	(4,023)	393,139
Personnel expense	97,557	51,364	133,554	282,475	146,421	428,896
Non-personnel expense[1]	57,796	61,348	53,993	173,137	99,999	273,136
Total other operating expense	155,353	112,712	187,547	455,612	246,420	702,032
Corporate allocations[2]	36,949	30,474	28,325	95,748	(95,748)	—
Net income before taxes	$281,558	$46,868	$73,475	$401,901	$(66,377)	$335,524

Average assets	$21,359,263	$8,256,649	$11,469,873	$41,085,785	$10,554,734	$51,640,519
1     Non-personnel expense includes other segment items comprised of Business promotion, Charitable contributions to BOKF Foundation, Professional fees and services, Net occupancy and equipment, FDIC and other insurance, Data processing and communications, Printing, postage, and supplies, Amortization of intangible assets, Mortgage banking costs, and other miscellaneous expenses.
2     Corporate allocations include centrally managed operational and administrative expenses that are allocated to segments.

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2024 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Segment Total	Funds Management and Other	BOK Financial Corporation
Net interest income (expense) from external sources	$280,091	$5,986	$(3,758)	$282,319	$13,702	$296,021
Net interest income (expense) from internal sources	(76,335)	59,178	33,259	16,102	(16,102)	—
Net interest income	203,756	65,164	29,501	298,421	(2,400)	296,021
Net loans charged off and provision for credit losses	6,134	1,247	—	7,381	619	8,000
Net interest income after provision for credit losses	197,622	63,917	29,501	291,040	(3,019)	288,021
Other operating revenue	54,704	36,137	113,208	204,049	55,655	259,704
Personnel expense	45,964	24,016	63,669	133,649	57,441	191,090
Non-personnel expense[1]	30,150	31,112	26,545	87,807	57,793	145,600
Total other operating expense	76,114	55,128	90,214	221,456	115,234	336,690
Corporate allocations[2]	17,381	13,392	16,484	47,257	(47,257)	—
Net income before taxes	$158,831	$31,534	$36,011	$226,376	$(15,341)	$211,035

Average assets	$21,960,479	$8,107,505	$11,239,910	41,307,894	$9,887,305	$51,195,199
1     Non-personnel expense includes other segment items comprised of Business promotion, Charitable contributions to BOKF Foundation, Professional fees and services, Net occupancy and equipment, FDIC and other insurance, Data processing and communications, Printing, postage, and supplies, Amortization of intangible assets, Mortgage banking costs, and other miscellaneous expenses.
2     Corporate allocations include centrally managed operational and administrative expenses that are allocated to segments.

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2024 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Segment Total	Funds Management and Other	BOK Financial Consolidated
Net interest (expense) income from external sources	$560,342	$13,336	$(1,122)	$572,556	$17,037	$589,593
Net interest income (expense) from internal sources	(152,591)	115,963	59,021	22,393	(22,393)	—
Net interest income	407,751	129,299	57,899	594,949	(5,356)	589,593
Net loans charged off and provision for credit losses	10,294	3,055	(15)	13,334	2,666	16,000
Net interest income after provision for credit losses	397,457	126,244	57,914	581,615	(8,022)	573,593
Other operating revenue	104,877	73,765	231,912	410,554	10,851	421,405
Personnel expense	91,283	49,252	127,218	267,753	125,990	393,743
Non-personnel expense[1]	54,926	59,323	62,284	176,533	106,798	283,331
Total other operating expense	146,209	108,575	189,502	444,286	232,788	677,074
Corporate allocations[2]	35,778	27,564	31,263	94,605	(94,605)	—
Net income before taxes	$320,347	$63,870	$69,061	$453,278	$(135,354)	$317,924

Average assets	$21,806,587	$8,018,132	$10,874,365	40,699,084	$9,912,301	$50,611,385
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

Fees and commissions revenue by reportable segment and primary service line is as follows for the three months ended June 30, 2025 (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management & Other	BOK Financial Corporation	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$14,426	$—	$14,426	$14,426	$—
Customer hedging revenue	3,439	—	3,395	676	7,510	7,510	—
Retail brokerage revenue	—	—	5,113	—	5,113	—	5,113
Investment banking revenue	5,364	—	5,712	—	11,076	5,050	6,026
Brokerage and trading revenue	8,803	—	28,646	676	38,125	26,986	11,139
TransFund EFT network revenue	23,877	753	(17)	—	24,613	—	24,613
Merchant services revenue	2,614	8	—	—	2,622	—	2,622
Corporate card revenue	2,086	—	137	103	2,326	—	2,326
Transaction card revenue	28,577	761	120	103	29,561	—	29,561
Personal trust revenue	—	—	28,018	—	28,018	—	28,018
Corporate trust revenue	—	—	11,705	—	11,705	—	11,705
Institutional trust & retirement plan services revenue	—	—	17,895	—	17,895	—	17,895
Investment management services and other revenue	—	—	6,346	—	6,346	—	6,346
Fiduciary and asset management revenue	—	—	63,964	—	63,964	—	63,964
Commercial account service charge revenue	17,137	585	632	—	18,354	—	18,354
Overdraft fee revenue	26	5,367	53	(15)	5,431	—	5,431
Check card revenue	—	6,053	—	—	6,053	—	6,053
Automated service charge and other deposit fee revenue	247	1,128	106	—	1,481	—	1,481
Deposit service charges and fees	17,410	13,133	791	(15)	31,319	—	31,319
Mortgage production revenue	—	1,707	—	—	1,707	1,707	—
Mortgage servicing revenue	—	18,141	—	(855)	17,286	17,286	—
Mortgage banking revenue	—	19,848	—	(855)	18,993	18,993	—
Other revenue	3,610	3,047	10,129	(1,418)	15,368	8,200	7,168
Total fees and commissions revenue	$58,400	$36,789	$103,650	$(1,509)	$197,330	$54,179	$143,151
1     Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.
2    In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the six months ended June 30, 2025 (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$22,533	$—	$22,533	$22,533	$—
Customer hedging revenue	7,957	—	7,441	501	15,899	15,899	—
Retail brokerage revenue	—	—	10,072	—	10,072	—	10,072
Investment banking revenue	8,575	—	12,114	—	20,689	8,241	12,448
Brokerage and trading revenue	16,532	—	52,160	501	69,193	46,673	22,520
TransFund EFT network revenue	45,980	1,431	(34)	—	47,377	—	47,377
Merchant services revenue	4,787	16	—	—	4,803	—	4,803
Corporate card revenue	3,957	—	311	205	4,473	—	4,473
Transaction card revenue	54,724	1,447	277	205	56,653	—	56,653
Personal trust revenue	—	—	53,574	—	53,574	—	53,574
Corporate trust revenue	—	—	22,814	—	22,814	—	22,814
Institutional trust & retirement plan services revenue	—	—	36,881	—	36,881	—	36,881
Investment management services and other revenue	—	—	11,667	—	11,667	—	11,667
Fiduciary and asset management revenue	—	—	124,936	—	124,936	—	124,936
Commercial account service charge revenue	33,760	1,159	1,254	—	36,173	—	36,173
Overdraft fee revenue	58	10,649	105	(15)	10,797	—	10,797
Check card revenue	—	11,668	—	—	11,668	—	11,668
Automated service charge and other deposit fee revenue	497	2,296	163	—	2,956	—	2,956
Deposit service charges and fees	34,315	25,772	1,522	(15)	61,594	—	61,594
Mortgage production revenue	—	4,336	—	—	4,336	4,336	—
Mortgage servicing revenue	—	36,150	—	(1,678)	34,472	34,472	—
Mortgage banking revenue	—	40,486	—	(1,678)	38,808	38,808	—
Other revenue	7,986	5,879	21,091	(4,694)	30,262	16,569	13,693
Total fees and commissions revenue	$113,557	$73,584	$199,986	$(5,681)	$381,446	$102,050	$279,396
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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the three and six months ended June 30, 2025, and 2024, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the three and six months ended June 30, 2025, and 2024 were immaterial.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments, and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at June 30, 2025, or December 31, 2024.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of June 30, 2025 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government securities	$997	$—	$997	$—
Residential agency mortgage-backed securities	5,450,517	—	5,450,517	—
Municipal securities	64,653	—	64,653	—
Other trading securities	43,250	—	43,250	—
Total trading securities	5,559,417	—	5,559,417	—
Available-for-sale securities:
U.S. Treasury	964	964	—	—
Municipal securities	208,350	—	208,350	—
Residential agency mortgage-backed securities	9,102,658	—	9,102,658	—
Residential non-agency mortgage-backed securities	743,519	—	743,519	—
Commercial agency mortgage-backed securities	3,291,857	—	3,291,857	—
Other debt securities	473	—	—	473
Total available-for-sale securities	13,347,821	964	13,346,384	473
Fair value option securities — Residential agency mortgage-backed securities	107,702	—	107,702	—
Residential mortgage loans held for sale[1]	101,437	—	94,823	6,614
Mortgage servicing rights[2]	334,644	—	—	334,644
Derivative contracts, net of cash collateral[3]	362,908	7,058	355,850	—
Liabilities:
Derivative contracts, net of cash collateral[3]	$285,417	$2,790	$282,627	$—
1Residential mortgage loans held for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards and are valued at 81.03% of the unpaid principal balance.
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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at June 30, 2025, for which the fair value was adjusted during the six months ended June 30, 2025 (in thousands):

				Fair Value Adjustments for the
	Carrying Value at June 30, 2025			Three Months Ended June 30, 2025 Recognized in:		Six Months Ended June 30, 2025 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Real estate and other repossessed assets	$—	$—	$1,636	$—	$(1)	$—	$(357)

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at June 30, 2024, for which the fair value was adjusted during the six months ended June 30, 2024 (in thousands):

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of June 30, 2025 follows (dollars in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Real estate and other repossessed assets	$1,636	Discounted cash flows	Marketability adjustments off appraised value[1]	70% - 98% (96%)
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

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or are measured at fair value on a non-recurring basis as of June 30, 2025 (in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$1,074,130	$1,074,130	$1,074,130	$—	$—
Interest-bearing cash and cash equivalents	284,933	284,933	284,933	—	—
Trading securities:
U.S. government securities	997	997	—	997	—
Residential agency mortgage-backed securities	5,450,517	5,450,517	—	5,450,517	—
Municipal securities	64,653	64,653	—	64,653	—
Other trading securities	43,250	43,250	—	43,250	—
Total trading securities	5,559,417	5,559,417	—	5,559,417	—
Investment securities:
Municipal securities	91,243	93,080	—	11,607	81,473
Residential agency mortgage-backed securities	1,773,725	1,626,429	—	1,626,429	—
Commercial agency mortgage-backed securities	16,368	15,878	—	15,878	—
Other debt securities	16,038	15,048	—	15,048	—
Total investment securities	1,897,374	1,750,435	—	1,668,962	81,473
Allowance for credit losses	(196)	—	—	—	—
Investment securities, net of allowance	1,897,178	1,750,435	—	1,668,962	81,473
Available-for-sale securities:
U.S. Treasury	964	964	964	—	—
Municipal securities	208,350	208,350	—	208,350	—
Residential agency mortgage-backed securities	9,102,658	9,102,658	—	9,102,658	—
Residential non-agency mortgage-backed securities	743,519	743,519	—	743,519	—
Commercial agency mortgage-backed securities	3,291,857	3,291,857	—	3,291,857	—
Other debt securities	473	473	—	—	473
Total available-for-sale securities	13,347,821	13,347,821	964	13,346,384	473
Fair value option securities — Residential agency mortgage-backed securities	107,702	107,702	—	107,702	—
Residential mortgage loans held for sale	101,437	101,437	—	94,823	6,614
Loans:
Commercial	14,384,182	14,403,967	—	—	14,403,967
Commercial real estate	5,521,441	5,444,131	—	—	5,444,131
Loans to individuals	4,386,588	4,277,310	—	—	4,277,310
Total loans	24,292,211	24,125,408	—	—	24,125,408
Allowance for loan losses	(277,049)	—	—	—	—
Loans, net of allowance	24,015,162	24,125,408	—	—	24,125,408
Mortgage servicing rights	334,644	334,644	—	—	334,644
Derivative instruments with positive fair value, net of cash collateral	362,908	362,908	7,058	355,850	—
Deposits with no stated maturity	34,696,441	34,696,441	—	34,696,441	—
Time deposits	3,549,668	3,532,978	—	—	3,532,978
Other borrowed funds	4,822,181	4,822,087	—	—	4,822,087
Subordinated debentures	—	—	—	—	—
Derivative instruments with negative fair value, net of cash collateral	285,417	285,417	2,790	282,627	—

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

(12) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on June 30, 2025, through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Six-Month Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In thousands, except per share data)	Six Months Ended
	June 30, 2025			June 30, 2024
	Average Balance	Revenue/ Expense	Yield/ Rate[1]	Average Balance	Revenue/ Expense	Yield/ Rate[1]
Assets
Interest-bearing cash and cash equivalents	$535,012	$11,855	4.47%	$550,720	$14,781	5.40%
Trading securities	6,382,141	160,359	5.05%	5,647,050	143,156	5.09%
Investment securities	1,949,319	13,770	1.41%	2,180,560	15,443	1.42%
Available-for-sale securities	13,091,406	258,933	3.85%	12,646,923	237,509	3.59%
Fair value option securities	53,158	1,497	5.50%	19,625	389	3.63%
Restricted equity securities	369,344	14,086	7.63%	432,838	18,050	8.34%
Residential mortgage loans held for sale	75,018	2,321	6.08%	69,387	2,271	6.39%
Loans	24,122,687	803,292	6.71%	24,166,860	889,726	7.40%
Allowance for loan losses	(279,082)			(280,847)
Loans, net of allowance	23,843,605	803,292	6.79%	23,886,013	889,726	7.49%
Total earning assets	46,299,003	1,266,113	5.46%	45,433,116	1,321,325	5.77%
Receivable on unsettled securities sales	206,882			239,367
Cash and other assets	5,134,634			4,938,902
Total assets	$51,640,519			$50,611,385
Liabilities and equity
Interest-bearing deposits:
Transaction	$25,859,533	$408,737	3.19%	$22,635,232	$418,903	3.72%
Savings	848,991	2,323	0.55%	837,870	2,400	0.58%
Time	3,482,001	68,455	3.96%	3,357,258	75,574	4.53%
Total interest-bearing deposits	30,190,525	479,515	3.20%	26,830,360	496,877	3.72%
Funds purchased and repurchase agreements	858,453	13,848	3.25%	1,548,183	32,208	4.18%
Other borrowings	5,327,024	119,545	4.53%	6,997,931	193,733	5.57%
Subordinated debentures	115,430	3,672	6.42%	131,155	4,618	7.08%
Total interest-bearing liabilities	36,491,432	616,580	3.41%	35,507,629	727,436	4.12%
Non-interest bearing demand deposits	8,056,758			8,509,197
Due on unsettled securities purchases	464,487			425,568
Other liabilities	900,237			1,016,686
Total equity	5,727,605			5,152,305
Total liabilities and equity	$51,640,519			$50,611,385
Tax-equivalent net interest income		$649,533	2.05%		$593,889	1.65%
Tax-equivalent net interest income to earning assets			2.79%			2.59%
Less tax-equivalent adjustment		5,116			4,296
Net interest income		644,417			589,593
Provision for credit losses		—			16,000
Other operating revenue		393,139			421,405
Other operating expense		702,032			677,074
Income before taxes		335,524			317,924
Federal and state income taxes		75,683			70,498
Net income		259,841			247,426
Net income attributable to non-controlling interests		46			10
Net income attributable to BOK Financial Corporation shareholders		$259,795			$247,416
Earnings per share:
Basic		$4.05			$3.83
Diluted		$4.05			$3.83
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

Quarterly Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In thousands, except per share data)	Three Months Ended
	June 30, 2025			March 31, 2025
	Average Balance	Revenue/ Expense	Yield/ Rate[1]	Average Balance	Revenue/ Expense	Yield/ Rate[1]
Assets
Interest-bearing cash and cash equivalents	$506,330	$5,626	4.46%	$564,014	$6,229	4.48%
Trading securities	6,876,788	86,488	5.05%	5,881,997	73,871	5.07%
Investment securities, net of allowance	1,918,969	6,762	1.41%	1,980,005	7,008	1.42%
Available-for-sale securities	13,218,569	131,360	3.89%	12,962,830	127,573	3.82%
Fair value option securities	88,323	1,319	5.90%	17,603	178	3.72%
Restricted equity securities	390,191	7,545	7.73%	348,266	6,541	7.51%
Residential mortgage loans held for sale	86,543	1,346	6.13%	63,365	975	6.03%
Loans	24,176,549	404,555	6.71%	24,068,227	398,737	6.71%
Allowance for loan losses	(278,191)			(279,983)
Loans, net of allowance	23,898,358	404,555	6.79%	23,788,244	398,737	6.79%
Total earning assets	46,984,071	645,001	5.47%	45,606,324	621,112	5.45%
Receivable on unsettled securities sales	228,563			184,960
Cash and other assets	5,074,318			5,195,619
Total assets	$52,286,952			$50,986,903
Liabilities and equity
Interest-bearing deposits:
Transaction	$25,859,336	$204,216	3.17%	$25,859,733	$204,521	3.21%
Savings	853,062	1,155	0.54%	844,875	1,168	0.56%
Time	3,465,780	33,072	3.83%	3,498,401	35,383	4.10%
Total interest-bearing deposits	30,178,178	238,443	3.17%	30,203,009	241,072	3.24%
Funds purchased and repurchase agreements	782,039	6,820	3.50%	935,716	7,028	3.05%
Other borrowings	6,019,948	67,410	4.49%	4,626,402	52,135	4.57%
Subordinated debentures	99,846	1,588	6.38%	131,188	2,084	6.44%
Total interest-bearing liabilities	37,080,011	314,261	3.40%	35,896,315	302,319	3.42%
Non-interest bearing demand deposits	7,958,538			8,156,069
Due on unsettled securities purchases	503,490			425,050
Other liabilities	951,112			848,797
Total equity	5,793,801			5,660,672
Total liabilities and equity	$52,286,952			$50,986,903
Tax-equivalent net interest income		$330,740	2.07%		$318,793	2.03%
Tax-equivalent net interest income to earning assets			2.80%			2.78%
Less tax-equivalent adjustment		2,574			2,542
Net interest income		328,166			316,251
Provision for credit losses		—			—
Other operating revenue		207,098			186,041
Other operating expense		354,503			347,529
Income before taxes		180,761			154,763
Federal and state income taxes		40,691			34,992
Net income		140,070			119,771
Net income (loss) attributable to non-controlling interests		52			(6)
Net income attributable to BOK Financial Corporation shareholders		$140,018			$119,777
Earnings per share:
Basic		$2.19			$1.86
Diluted		$2.19			$1.86
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

(In thousands, except per share data)	Three Months Ended
	December 31, 2024			September 30, 2024
	Average Balance	Revenue /Expense	Yield/ Rate[1]	Average Balance	Revenue / Expense	Yield/ Rate[1]
Assets
Interest-bearing cash and cash equivalents	$546,955	$6,322	4.60%	$531,811	$7,131	5.33%
Trading securities	5,636,949	68,817	4.90%	5,802,448	76,498	5.36%
Investment securities, net of allowance	2,037,072	7,256	1.42%	2,094,408	7,406	1.41%
Available-for-sale securities	12,969,630	127,803	3.82%	12,939,422	125,555	3.76%
Fair value option securities	18,384	183	3.70%	19,095	189	3.69%
Restricted equity securities	338,236	6,427	7.60%	410,800	8,426	8.20%
Residential mortgage loans held for sale	87,353	1,296	5.85%	95,742	1,495	6.15%
Loans	24,024,544	423,487	7.01%	24,304,884	455,995	7.47%
Allowance for loan losses	(283,685)			(287,227)
Loans, net of allowance	23,740,859	423,487	7.10%	24,017,657	455,995	7.55%
Total earning assets	45,375,438	641,591	5.59%	45,911,383	682,695	5.89%
Receivable on unsettled securities sales	284,793			216,158
Cash and other assets	4,954,955			5,029,494
Total assets	$50,615,186			$51,157,035
Liabilities and equity
Interest-bearing deposits:
Transaction	$24,992,464	$214,868	3.42%	$23,986,697	$227,767	3.78%
Savings	818,210	1,213	0.59%	820,980	1,232	0.60%
Time	3,629,882	41,643	4.56%	3,678,964	42,129	4.56%
Total interest-bearing deposits	29,440,556	257,724	3.48%	28,486,641	271,128	3.79%
Funds purchased and repurchase agreements	1,076,400	10,231	3.78%	1,016,688	9,932	3.89%
Other borrowings	4,489,870	55,883	4.95%	6,366,046	88,774	5.55%
Subordinated debentures	131,185	2,241	6.80%	131,155	2,357	7.15%
Total interest-bearing liabilities	35,138,011	326,079	3.69%	36,000,530	372,191	4.11%
Non-interest bearing demand deposits	8,378,558			8,273,656
Due on unsettled securities purchases	472,334			348,585
Other liabilities	1,047,983			1,084,458
Total equity	5,578,300			5,449,806
Total liabilities and equity	$50,615,186			$51,157,035
Tax-equivalent net interest income		$315,512	1.90%		$310,504	1.78%
Tax-equivalent net interest income to earning assets			2.75%			2.68%
Less tax-equivalent adjustment		2,466			2,385
Net interest income		313,046			308,119
Provision for credit losses		—			2,000
Other operating revenue		210,044			208,192
Other operating expense		347,656			341,025
Income before taxes		175,434			173,286
Federal and state income taxes		39,280			33,313
Net income		136,154			139,973
Net income (loss) attributable to non-controlling interests		—			(26)
Net income attributable to BOK Financial Corporation shareholders		$136,154			$139,999
Earnings per share:
Basic		$2.12			$2.18
Diluted		$2.12			$2.18
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

(In thousands, except per share data)	Three Months Ended
	June 30, 2024
	Average Balance	Revenue / Expense	Yield/ Rate[1]
Assets
Interest-bearing cash and cash equivalents	$533,760	$7,776	5.86%
Trading securities	5,922,891	74,856	5.06%
Investment securities, net of allowance	2,151,079	7,589	1.41%
Available-for-sale securities	12,755,865	123,916	3.71%
Fair value option securities	19,170	194	3.68%
Restricted equity securities	453,303	9,192	8.11%
Residential mortgage loans held for sale	81,371	1,348	6.50%
Loans	24,385,153	449,142	7.41%
Allowance for loan losses	(283,246)
Loans, net of allowance	24,101,907	449,142	7.49%
Total earning assets	46,019,346	674,013	5.80%
Receivable on unsettled securities sales	171,344
Cash and other assets	5,004,509
Total assets	$51,195,199
Liabilities and equity
Interest-bearing deposits:
Transaction	$23,006,204	$215,122	3.76%
Savings	832,704	1,196	0.58%
Time	3,427,336	38,435	4.51%
Total interest-bearing deposits	27,266,244	254,753	3.76%
Funds purchased and repurchase agreements	1,838,323	19,544	4.28%
Other borrowings	7,151,228	99,193	5.58%
Subordinated debentures	131,156	2,306	7.07%
Total interest-bearing liabilities	36,386,951	375,796	4.15%
Non-interest bearing demand deposits	8,386,979
Due on unsettled securities purchases	351,199
Other liabilities	920,427
Total equity	5,149,643
Total liabilities and equity	$51,195,199
Tax-equivalent net interest income		$298,217	1.65%
Tax-equivalent net interest income to earning assets			2.56%
Less tax-equivalent adjustment		2,196
Net interest income		296,021
Provision for credit losses		8,000
Other operating revenue		259,704
Other operating expense		336,690
Income before taxes		211,035
Federal and state income taxes		47,303
Net income		163,732
Net income attributable to non-controlling interests		19
Net income attributable to BOK Financial Corporation shareholders		$163,713
Earnings per share:
Basic		$2.54
Diluted		$2.54
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

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	June 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	June 30, 2024
Interest revenue	$642,427	$618,570	$639,125	$680,310	$671,817
Interest expense	314,261	302,319	326,079	372,191	375,796
Net interest income	328,166	316,251	313,046	308,119	296,021
Provision for credit losses	—	—	—	2,000	8,000
Net interest income after provision for credit losses	328,166	316,251	313,046	306,119	288,021
Other operating revenue
Brokerage and trading revenue	38,125	31,068	55,505	50,391	53,017
Transaction card revenue	29,561	27,092	27,631	28,495	27,246
Fiduciary and asset management revenue	63,964	60,972	60,595	57,384	57,576
Deposit service charges and fees	31,319	30,275	30,038	30,450	29,572
Mortgage banking revenue	18,993	19,815	18,140	18,372	18,628
Other revenue	15,368	14,894	15,029	17,402	13,988
Total fees and commissions	197,330	184,116	206,938	202,494	200,027
Other gains (losses), net	8,140	(725)	4,995	13,087	57,375
Gain (loss) on derivatives, net	5,535	9,565	(21,728)	8,991	(1,091)
Gain (loss) on fair value option securities, net	1,112	325	(621)	764	(94)
Change in fair value of mortgage servicing rights	(5,019)	(7,240)	20,460	(16,453)	3,453
Gain (loss) on available-for-sale securities, net	—	—	—	(691)	34
Total other operating revenue	207,098	186,041	210,044	208,192	259,704
Other operating expense
Personnel	214,711	214,185	210,675	206,821	191,090
Business promotion	9,139	8,818	9,365	7,681	8,250
Charitable contributions to BOKF Foundation	—	—	—	—	13,610
Professional fees and services	15,402	13,269	15,175	13,405	13,331
Net occupancy and equipment	32,657	32,992	32,713	32,077	30,245
FDIC and other insurance	6,439	6,587	6,862	8,186	7,317
FDIC special assessment	(523)	523	(686)	(1,437)	1,190
Data processing and communications	49,597	47,578	48,024	47,554	46,131
Printing, postage and supplies	4,067	3,639	3,699	3,594	3,789
Amortization of intangible assets	2,656	2,652	2,855	2,856	2,898
Mortgage banking costs	6,711	7,689	10,692	9,059	8,532
Other expense	13,647	9,597	8,282	11,229	10,307
Total other operating expense	354,503	347,529	347,656	341,025	336,690
Net income before taxes	180,761	154,763	175,434	173,286	211,035
Federal and state income taxes	40,691	34,992	39,280	33,313	47,303
Net income	140,070	119,771	136,154	139,973	163,732
Net income (loss) attributable to non-controlling interests	52	(6)	—	(26)	19
Net income attributable to BOK Financial Corporation shareholders	$140,018	$119,777	$136,154	$139,999	$163,713

Earnings per share:
Basic	$2.19	$1.86	$2.12	$2.18	$2.54
Diluted	$2.19	$1.86	$2.12	$2.18	$2.54
Average shares used in computation:
Basic	63,208,027	63,547,510	63,491,458	63,489,581	63,714,204
Diluted	63,208,027	63,547,510	63,491,458	63,489,581	63,714,204

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1 to April 30, 2025	246,557	$92.30	246,000	1,286,980
May 1 to May 31, 2025	297,487	$95.15	297,298	989,682
June 1 to June 30, 2025	127,030	$94.70	120,000	869,682
Total	671,074		663,298
1On November 1, 2022, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock. As of June 30, 2025, the Company had repurchased 4,130,318 shares under this plan. On July 29, 2025, the board of directors approved a new share repurchase authorization of up to five million shares, which replaces the previous authorization from November 1, 2022. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations, and other factors.
2The Company may repurchase vested shares from employees to cover taxes in connection with employee equity compensation.
Item 5. Other Information

Trading Plans

No Company director or officer (as defined in Exchange Act Rule 16a-1(f)) has adopted, modified or terminated any trading arrangements during the second quarter of 2025.

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

Date:        July 30, 2025

/s/ Martin E. Grunst
Martin E. Grunst
Executive Vice President and
Chief Financial Officer

/s/ Michael J. Rogers
Michael J. Rogers
Senior Vice President and
Chief Accounting Officer