Form 10-Q
period 2025-09-30
BOK FINANCIAL CORP
filed 2025-10-29
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,247,676 shares of common stock ($.00006 par value) as of September 30, 2025.

BOK Financial Corporation
Form 10-Q
Quarter Ended September 30, 2025

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

BOK Financial reported net income of $140.9 million, or $2.22 per diluted share, for the third quarter of 2025 compared to $140.0 million, or $2.19 per diluted share, for the second quarter of 2025. PPNR1, a non-GAAP measure, was $178.6 million for the third quarter of 2025, compared to $180.7 million in the second quarter of 2025.

Highlights of the third quarter of 2025 compared to the second quarter of 2025 included:

•Net interest income totaled $337.6 million, an increase of $9.5 million over the prior quarter. Net interest margin expanded 11 basis points to 2.91% for the third quarter of 2025, compared to 2.80% for the prior quarter. For the third quarter of 2025, our core net interest margin excluding trading activities1, a non-GAAP measure, was 3.16% compared to 3.12% in the prior quarter.
•Fees and commissions revenue totaled $204.4 million, an increase of $7.1 million over the prior quarter led by growth in investment banking revenue driven by increased municipal underwriting activity.
•Other operating expense totaled $369.8 million, an increase of $15.3 million over the prior quarter. Personnel expense was up $11.6 million due to higher incentive compensation and regular compensation. Non-personnel expense increased $3.6 million led by greater mortgage banking costs.
•Period end outstanding loan balances totaled $24.9 billion at September 30, 2025, growing by $573 million over June 30, 2025, with broad-based growth across the loan portfolio. Average loan balances increased $650 million to $24.8 billion.
•The provision for expected credit losses of $2.0 million in the third quarter of 2025 reflects the impact of loan growth during the quarter, partially offset by a slight improvement in economic forecast scenario assumptions. Net charge-offs in the third quarter were $3.6 million, or 0.06% of average loans on an annualized basis. The resulting combined allowance for credit losses totaled $328 million, or 1.32% of outstanding loans, at September 30, 2025. The combined allowance for credit losses was $330 million, or 1.36% of outstanding loans, at June 30, 2025.
•Nonperforming assets not guaranteed by U.S. government agencies were $67 million, a $7.3 million decrease compared to June 30, 2025. Accruing substandard loans increased by $68 million while other loans especially mentioned decreased by $32 million compared to June 30, 2025.
•Period end deposits grew by $254 million to $38.5 billion at September 30, 2025. Average deposits increased $345 million, including a $408 million increase in average interest-bearing deposits and a $64 million reduction in demand deposit balances. The loan to deposit ratio was 65% at September 30, 2025, compared to 64% at June 30, 2025.
•Assets under management or administration totaled $122.7 billion at September 30, 2025, increasing $4.8 billion compared to June 30, 2025, primarily driven by improvements in the equity markets and growth in customer relationships during the third quarter.
•The Company's tangible common equity ratio1, a non-GAAP measure, was 10.06% at September 30, 2025, and 9.63% at June 30, 2025. The tangible common equity ratio is primarily based on total shareholders' equity, which includes unrealized gains and losses on AFS securities.
•The common equity Tier 1 capital ratio at September 30, 2025, was 13.60%. Other regulatory capital ratios include the Tier 1 capital ratio at 13.61%, total capital ratio at 14.48%, and leverage ratio at 10.19%. At June 30, 2025, the common equity Tier 1 capital ratio was 13.59%, the Tier 1 capital ratio was 13.60%, the total capital ratio was 14.48%, and the leverage ratio was 9.88%.
•The Company repurchased 365,547 shares of common stock at an average price of $111.00 per share in the third quarter of 2025, and 663,298 shares of common stock at an average price of $93.99 per share in the second quarter of 2025. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.
1    See Explanation and Reconciliation of Non-GAAP Measures in "Non-GAAP Measures" section following.

•The Company paid a regular cash dividend of $36.1 million, or $0.57 per common share, during the third quarter of 2025. On October 28, 2025, the Board approved an increase in the quarterly cash dividend to $0.63 per common share payable on or about November 26, 2025, to shareholders of record as of November 12, 2025.
Highlights of the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, included:
•Net income for the nine months ended September 30, 2025 totaled $400.7 million, or $6.27 per diluted share, compared to $387.4 million, or $6.01 per diluted share, for the nine months ended September 30, 2024.
•Net interest income totaled $982.1 million for the nine months ended September 30, 2025, and $897.7 million for the nine months ended September 30, 2024. Net interest income increased $61.5 million from changes in interest rates and increased $23.9 million from changes in earning assets. Net interest margin was 2.83% compared to 2.62% reflecting the funding shift from wholesale borrowings to interest-bearing deposits, along with improving yields on the AFS securities portfolio. The AFS securities portfolio yield increased 23 basis points, while loan yields decreased 71 basis points. Funding costs decreased 74 basis points. Average earning assets increased $749 million to $46.3 billion, driven largely by higher average balances for trading securities, loans, and AFS securities. Total interest-bearing deposits increased $2.9 billion, partially offset by a decrease of $428 million in demand deposit balances. Other borrowed funds decreased $2.1 billion.
•Fees and commissions revenue totaled $585.9 million for the nine months ended September 30, 2025, a $17.2 million decrease compared to the nine months ended September 30, 2024. Brokerage and trading revenue decreased $50.2 million, largely due to a shift in fee revenue to interest income combined with lower trading volumes and compressed trading margins. Fiduciary and asset management revenue increased $18.5 million led by growth in trust fees related to higher market valuations and continued growth in client relationships. Transaction card revenue increased $4.9 million due to disciplined pricing strategies, targeted customer acquisition efforts, and an increase in the volume of transactions processed during the period. Deposit service charges increased $4.8 million due to growth in commercial service charges.
•Other gains (losses), net, were a net gain of $15.7 million for the nine months ended September 30, 2025, compared to a net gain of $74.7 million for the nine months ended September 30, 2024. The nine months ended September 30, 2024 included a $56.9 million pre-tax gain on the conversion of our Visa B shares. The nine months ended September 30, 2024 also included a net loss of $45.8 million on the repositioning of the AFS securities portfolio.
•Total operating expense was $1.1 billion for the nine months ended September 30, 2025, an increase of $53.7 million over the nine months ended September 30, 2024. Personnel expense increased $54.7 million. Regular compensation increased $25.7 million, largely related to annual merit increases, salary adjustments, and business expansion. Incentive compensation expense was up $14.9 million, primarily due to cash-based incentive compensation costs. Employee benefits expense increased $14.0 million related to higher employee healthcare costs combined with smaller increases in payroll taxes and employee retirement plan costs. Non-personnel expense was relatively unchanged compared to the nine months ended September 30, 2024 at $416.6 million. The nine months ended September 30, 2024 included charitable contributions to the BOKF Foundation of $13.6 million and FDIC insurance special assessment costs of $6.2 million. These decreases in expense were offset by increases in data processing expense, net occupancy and equipment expense, professional fees and services expense, and business promotion costs.
•A $2.0 million provision for expected credit losses was necessary for the nine months ended September 30, 2025. An $18.0 million provision for expected credit losses was recorded for the nine months ended September 30, 2024.

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

Tax-equivalent net interest income totaled $340.2 million for the third quarter of 2025, up from $330.7 million in the prior quarter. Net interest income increased $7.6 million from changes in interest rates and increased $1.9 million from changes in earning assets. Table 1 shows the effect on net interest income from changes in average balances and interest rates for various types of earning assets and interest-bearing liabilities.

Average earning assets decreased $555 million compared to the second quarter of 2025. The average balance of trading securities decreased $1.3 billion, average investment securities decreased $57 million, and average restricted equity securities decreased $53 million. Average loan balances increased $650 million, primarily due to growth in commercial real estate loans and loans to individuals. Average AFS securities grew by $168 million.

Total average deposits increased $345 million over the second quarter of 2025, including a $408 million increase in interest-bearing deposits, partially offset by a $64 million decrease in demand deposits. Average funds purchased and repurchase agreements increased $92 million, while average other borrowings decreased $972 million. Average subordinated debentures decreased $100 million, reflecting the full quarter impact of redemptions completed in the second quarter.

Net interest margin was 2.91% compared to 2.80% in the second quarter of 2025. For the third quarter of 2025, our core net interest margin excluding trading activities1, a non-GAAP measure, was 3.16% compared to 3.12% in the prior quarter. The tax-equivalent yield on earning assets was 5.53%, an increase of 6 basis points. The yield on the AFS securities portfolio increased 4 basis points to 3.93%. The yield on trading securities was up 20 basis points to 5.25%. The yield on restricted equity securities expanded 11 basis points to 7.84%. Loan yields decreased 1 basis point to 6.70%.

Funding costs were 3.33%, a 7 basis point decrease compared to the prior quarter. The cost of interest-bearing deposits decreased 3 basis points to 3.14%. The cost of funds purchased and repurchase agreements decreased 21 basis points to 3.29% while the cost of other borrowings increased 5 basis points to 4.54%. The cost of subordinated debentures was down 638 basis points as all outstanding subordinated debentures were called during the second quarter. The benefit to net interest margin from assets funded by non-interest liabilities was 71 basis points, a decrease of 2 basis points.

Our overall objective is to manage the Company's balance sheet for changes in interest rates as is further described in the Market Risk section of this report. Approximately 84% of our commercial and commercial real estate loan portfolios are either variable rate or fixed rate that will reprice within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that reprice more slowly than the loans. The result is a balance sheet that is asset sensitive, which means that assets generally reprice more quickly than the liabilities. One of the strategies that we use to manage toward a relative rate-neutral position is to purchase fixed-rate residential mortgage-backed securities issued primarily by U.S. government agencies and fund them with market rate-sensitive liabilities. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also may use derivative instruments to manage our interest rate risk.

The effectiveness of these strategies is reflected in the overall change in net interest income due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.
1    See Explanation and Reconciliation of Non-GAAP Measures in "Non-GAAP Measures" section following.

Table 1 – Volume/Rate Analysis
(In thousands)

	Three Months Ended Sep. 30, 2025 / June 30, 2025			Nine Months Ended Sep. 30, 2025 / 2024
		Change Due To1			Change Due To1
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$(144)	$(91)	$(53)	$(4,575)	$(833)	$(3,742)
Trading securities	(13,718)	(16,896)	3,178	13,475	16,199	(2,724)
Investment securities	(202)	(203)	1	(2,519)	(2,478)	(41)
Available-for-sale securities	2,092	774	1,318	29,321	7,225	22,096
Fair value option securities	122	233	(111)	2,360	1,729	631
Restricted equity securities	(940)	(1,000)	60	(5,785)	(4,792)	(993)
Residential mortgage loans held for sale	59	70	(11)	(40)	87	(127)
Loans	14,748	13,172	1,576	(123,126)	6,794	(129,920)
Total tax-equivalent interest revenue	2,017	(3,941)	5,958	(90,889)	23,931	(114,820)
Interest expense:
Transaction deposits	2,184	2,937	(753)	(31,533)	73,224	(104,757)
Savings deposits	42	20	22	(112)	88	(200)
Time deposits	1,164	1,869	(705)	(15,012)	2,246	(17,258)
Funds purchased and repurchase agreements	430	827	(397)	(21,042)	(13,997)	(7,045)
Other borrowings	(9,686)	(10,721)	1,035	(105,238)	(58,765)	(46,473)
Subordinated debentures	(1,588)	(794)	(794)	(3,303)	(2,763)	(540)
Total interest expense	(7,454)	(5,862)	(1,592)	(176,240)	33	(176,273)
Tax-equivalent net interest income	9,471	1,921	7,550	85,351	23,898	61,453
Change in tax-equivalent adjustment	(9)			1,000
Net interest income	$9,480			$84,351
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $210.7 million for the third quarter of 2025, an increase of $3.6 million over the second quarter of 2025, led by growth in investment banking revenue driven by increased municipal underwriting activity.

Table 2 – Other Operating Revenue
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended		Increase (Decrease)	% Increase (Decrease)
	Sep. 30, 2025	June 30, 2025			Sep. 30, 2025	Sep. 30, 2024
Brokerage and trading revenue	$43,239	$38,125	$5,114	13%	$112,432	$162,587	$(50,155)	(31)%
Transaction card revenue	29,463	29,561	(98)	—%	86,116	81,234	4,882	6%
Fiduciary and asset management revenue	63,878	63,964	(86)	—%	188,814	170,265	18,549	11%
Deposit service charges and fees	31,896	31,319	577	2%	93,490	88,707	4,783	5%
Mortgage banking revenue	19,764	18,993	771	4%	58,572	55,967	2,605	5%
Other revenue	16,190	15,368	822	5%	46,452	44,325	2,127	5%
Total fees and commissions revenue	204,430	197,330	7,100	4%	585,876	603,085	(17,209)	(3)%
Other gains, net	8,264	8,140	124	N/A	15,679	74,731	(59,052)	N/A
Gain (loss) on derivatives, net	(453)	5,535	(5,988)	N/A	14,647	(733)	15,380	N/A
Gain on fair value option securities, net	630	1,112	(482)	N/A	2,067	365	1,702	N/A
Change in fair value of mortgage servicing rights	(2,375)	(5,019)	2,644	N/A	(14,634)	(2,023)	(12,611)	N/A
Gain (loss) on available-for-sale securities, net	213	—	213	N/A	213	(45,828)	46,041	N/A
Total other operating revenue	$210,709	$207,098	$3,611	2%	$603,848	$629,597	$(25,749)	(4)%
Percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and Commissions Revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 38% of combined net interest income before provision for credit losses and fees and commissions revenue for the third quarter of 2025. We believe that a variety of fee revenue sources provides diversification to changes resulting from market or economic conditions such as interest rates, values in the equity markets, commodity prices, and consumer spending, all of which can be volatile. Many of the economic factors, such as decreasing interest rates, that we expect will result in a decline in net interest income or fiduciary and asset management revenue may also increase mortgage banking production volumes and related trading. The velocity of changes in market conditions and interest rates may result in timing differences between when offsetting impacts and benefits are realized. Generally, for operating revenues not as directly related to movement in interest rates, we expect growth to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, regulatory constraints, increased competition, and saturation in our existing markets could affect the rate of future increases.

Brokerage and Trading Revenue

Brokerage and trading revenue, which includes revenues from trading, customer hedging, retail brokerage, and investment banking, increased $5.1 million over the second quarter of 2025.

Trading revenue includes net realized and unrealized gains and losses primarily related to residential mortgage-backed securities guaranteed by U.S. government agencies and related derivative instruments that enable our mortgage banking customers to manage their production risk. Trading revenue also includes net realized and unrealized gains and losses on municipal securities and other financial instruments that we sell to institutional customers, along with changes in the fair value of financial instruments we hold as economic hedges against market risk of our trading securities. Trading revenue was $15.5 million, up $1.1 million over the prior quarter, largely driven by higher municipal bond trading, partially offset by a decrease in U.S. agency residential mortgage-backed securities trading volumes. Interest rate levels and curve steepness can result in a shift between trading revenue and net interest income from trading securities. See further discussion on a total revenue basis in the Wealth Management discussion in Management's Discussion and Analysis - Segment Reporting following.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Risk Management Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange, and equity derivatives to our customers. Customer hedging revenue totaled $5.7 million for the third quarter of 2025, a decrease of $1.8 million compared to the prior quarter, primarily related to lower energy derivative volumes. Customer hedging revenue includes credit valuation adjustments of the fair value of derivatives to reflect the risk of counterparty default.

Investment banking, which includes fees earned upon completion of underwriting, financial advisory services, and loan syndication fees, totaled $16.1 million, an increase of $5.0 million over the prior quarter, largely driven by increased municipal underwriting activity.
Transaction Card Revenue

Transaction card revenue includes revenues from processing transactions on behalf of members of our TransFund electronic fund transfer network, merchant services fees paid by customers for account management and electronic processing of card transactions, and interchange fees from our corporate card program. Transaction card revenue totaled $29.5 million for the third quarter of 2025, unchanged from the prior quarter.
Fiduciary and Asset Management Revenue

Fiduciary and asset management revenue is earned through managing or holding of assets for customers and executing transactions or providing related services. Fiduciary and asset management revenue is largely based on the fair value of assets. Rates applied to asset values vary based on the nature of the relationship. Fiduciary relationships and managed asset relationships generally have higher fee rates than non-fiduciary and/or non-managed relationships. Fiduciary and asset management revenue was $63.9 million for the third quarter of 2025, consistent with the second quarter of 2025. The current quarter benefited from increased trust fees driven by higher market valuations and continued growth in client relationships, while the prior quarter was impacted by seasonal tax preparation fees.

A distribution of assets under management or administration and related fiduciary and asset management revenue follows:

Table 3 – Assets Under Management or Administration
(Dollars in thousands)

	Three Months Ended
	September 30, 2025			June 30, 2025
	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]
Managed fiduciary assets:
Personal	$13,493,702	$29,531	0.88%	$12,870,191	$29,969	0.93%
Institutional	26,056,686	13,479	0.21%	25,129,138	12,706	0.20%
Total managed fiduciary assets	39,550,388	43,010	0.43%	37,999,329	42,675	0.45%

Non-managed assets:
Fiduciary	34,311,908	18,548	0.22%	33,057,806	18,596	0.23%
Non-fiduciary	21,669,661	2,320	0.04%	20,758,866	2,693	0.05%
Safekeeping and brokerage assets under administration	27,141,574	—	—%	26,054,969	—	—%
Total non-managed assets	83,123,143	20,868	0.10%	79,871,641	21,289	0.11%

Total assets under management or administration	$122,673,531	$63,878	0.21%	$117,870,970	$63,964	0.22%

	Nine Months Ended
	September 30, 2025			September 30, 2024
	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]
Managed fiduciary assets:
Personal	$13,493,702	$87,512	0.86%	$12,144,271	$86,384	0.95%
Institutional	26,056,686	38,971	0.20%	22,000,111	27,689	0.17%
Total managed fiduciary assets	39,550,388	126,483	0.43%	34,144,382	114,073	0.45%

Non-managed assets:
Fiduciary	34,311,908	54,796	0.21%	29,559,236	49,307	0.22%
Non-fiduciary	21,669,661	7,535	0.05%	21,087,866	6,885	0.04%
Safekeeping and brokerage assets under administration	27,141,574	—	—%	25,911,128	—	—%
Total non-managed assets	83,123,143	62,331	0.10%	76,558,230	56,192	0.10%

Total assets under management or administration	$122,673,531	$188,814	0.21%	$110,702,612	$170,265	0.21%

1    Assets under management or administration balance excludes certain assets under custody held by a sub-custodian where minimal revenue is recognized. $23 billion, $22 billion, and $21 billion of such assets are excluded from assets under management or administration at September 30, 2025, June 30, 2025, and September 30, 2024, respectively.
2    Fiduciary and asset management revenue includes asset-based and other fees associated with the assets.
3    Annualized revenue divided by period end asset balance.

A summary of changes in assets under management or administration for the three and nine months ended September 30, 2025, and 2024 follows:

Table 4 – Changes in Assets Under Management or Administration
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$117,870,970	$107,477,030	$114,615,237	$104,736,999
Net inflows (outflows)	1,885,182	984,099	3,312,040	(447,158)
Net change in fair value	2,917,379	2,241,483	4,746,254	6,412,771
Ending balance	$122,673,531	$110,702,612	$122,673,531	$110,702,612

Assets under management as of September 30, 2025, consist of 42% fixed income, 36% equities, 14% cash, and 8% alternative investments.

Deposit Service Charges

Deposit service charges and fees totaled $31.9 million for the third quarter of 2025, an increase of $577 thousand over the second quarter of 2025, primarily due to a combination of growth in overdraft fees and commercial service charges.

Mortgage Banking Revenue
Mortgage banking revenue increased $771 thousand over the second quarter of 2025. Mortgage production volume increased $9.9 million to $233 million. Production revenue as a percentage of production volume, which includes unrealized gains and losses on our mortgage commitment pipeline and related hedges, was 1.02% for the third quarter of 2025, compared to 0.76% for the second quarter of 2025.

Table 5 – Mortgage Banking Revenue
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended		Increase (Decrease)	% Increase (Decrease)
	Sep. 30, 2025	June 30, 2025			Sep. 30, 2025	Sep. 30, 2024
Mortgage production revenue	$2,370	$1,707	$663	39%	$6,706	$7,457	$(751)	(10)%

Mortgage loans funded for sale	$229,812	$219,154			$608,782	$603,963
Add: Current period end outstanding commitments	67,842	64,508			67,842	70,102
Less: Prior period end outstanding commitments	64,508	60,429			36,590	34,783
Total mortgage production volume	$233,146	$223,233	$9,913	4%	$640,034	$639,282	$752	—%

Mortgage loan refinances to mortgage loans funded for sale	13%	16%	(300)	bps	14%	9%	500	bps
Realized margin on funded mortgage loans	0.96%	0.66%	30	bps	0.84%	1.07%	(23)	bps
Production revenue as a percentage of production volume	1.02%	0.76%	26	bps	1.05%	1.17%	(12)	bps
Primary mortgage interest rates[1]:
Average	6.57%	6.79%	(22)	bps	6.73%	6.74%	(1)	bp
Period end	6.30%	6.77%	(47)	bps	6.30%	6.08%	22	bps

Mortgage servicing revenue	$17,394	$17,286	$108	1%	$51,866	$48,510	$3,356	7%
Average outstanding principal balance of mortgage loans serviced for others	$22,269,300	$22,687,658	$(418,358)	(2)%	$22,682,094	$21,863,071	$819,023	4%

Average mortgage servicing revenue rates	0.31%	0.31%	—	bp	0.31%	0.30%	1	bp
1    Primary rates disclosed in Table 5 above represent rates generally available to borrowers on 30 year conforming mortgage loans.

Net Gains and Losses on Other Assets, Securities, and Derivatives

Other gains (losses), net, were a net gain of $8.3 million for the third quarter of 2025, compared to a net gain of $8.1 million in the prior quarter. Net gains on merchant banking investments were $2.7 million and net gains on investments related to deferred compensation were $4.5 million for the third quarter of 2025. The prior quarter included a net gain on merchant banking investments of $5.2 million and net gains of $3.4 million on investments related to deferred compensation. During the second quarter of 2025, a loss of $956 thousand was realized on the redemption of our subordinated debentures.

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

Table 6 – Gain (Loss) on Mortgage Servicing Rights
(In thousands)

	Three Months Ended		Nine Months Ended
	Sep. 30, 2025	June 30, 2025	Sep. 30, 2025	Sep. 30, 2024
Gain (loss) on derivatives, net	$(508)	$5,230	$13,905	$(1,484)
Gain on fair value option securities, net	630	1,112	2,067	365
Gain (loss) on economic hedge of mortgage servicing rights, net	122	6,342	15,972	(1,119)
Change in fair value of mortgage servicing rights	(2,375)	(5,019)	(14,634)	(2,023)
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges included in other operating revenue	(2,253)	1,323	1,338	(3,142)
Net interest income (expense) related to fair value option securities[1]	169	229	327	(397)
Total economic benefit (cost) of changes in the fair value of mortgage servicing rights, net of economic hedges	$(2,084)	$1,552	$1,665	$(3,539)
1    Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Other Operating Expense

Other operating expense for the third quarter of 2025 totaled $369.8 million, an increase of $15.3 million over the second quarter of 2025. Our efficiency ratio1 was 66.66% for the third quarter of 2025, compared to 65.42% in the prior quarter.
Table 7 – Other Operating Expense
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended		Increase (Decrease)	% Increase (Decrease)
	Sep. 30, 2025	June 30, 2025			Sep. 30, 2025	Sep. 30, 2024
Regular compensation	$124,664	$121,521	$3,143	3%	$366,508	$340,759	$25,749	8%
Incentive compensation:
Cash-based	56,096	50,745	5,351	11%	159,020	143,499	15,521	11%
Share-based	6,126	6,080	46	1%	18,472	16,820	1,652	10%
Deferred compensation	5,826	3,281	2,545	N/A	8,361	10,601	(2,240)	N/A
Total incentive compensation	68,048	60,106	7,942	13%	185,853	170,920	14,933	9%
Employee benefits	33,635	33,084	551	2%	102,882	88,885	13,997	16%
Total personnel expense	226,347	214,711	11,636	5%	655,243	600,564	54,679	9%
Business promotion	9,960	9,139	821	9%	27,917	23,909	4,008	17%
Charitable contributions to BOKF Foundation	—	—	—	N/A	—	13,610	(13,610)	(100)%
Professional fees and services	15,137	15,402	(265)	(2)%	43,808	38,746	5,062	13%
Net occupancy and equipment	33,040	32,657	383	1%	98,689	92,615	6,074	7%
FDIC and other insurance	7,302	6,439	863	13%	20,328	24,243	(3,915)	(16)%
FDIC special assessment	(1,209)	(523)	(686)	N/A	(1,209)	6,207	(7,416)	N/A
Data processing and communications	50,062	49,597	465	1%	147,237	139,249	7,988	6%
Printing, postage, and supplies	4,036	4,067	(31)	(1)%	11,742	11,380	362	3%
Amortization of intangible assets	2,656	2,656	—	—%	7,964	8,757	(793)	(9)%
Mortgage banking costs	10,668	6,711	3,957	59%	25,068	23,946	1,122	5%
Other expense	11,771	13,647	(1,876)	(14)%	35,015	34,873	142	—%
Total other operating expense	$369,770	$354,503	$15,267	4%	$1,071,802	$1,018,099	$53,703	5%

Average number of employees (FTE)	5,061	5,043	18	—%	5,045	4,972	73	1%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel Expense
Personnel expense was $226.3 million, an increase of $11.6 million compared to the second quarter of 2025. Cash-based incentive compensation increased $5.4 million driven by stronger underwriting and loan origination activity. Regular compensation costs grew $3.1 million, largely reflecting transitional personnel expenses associated with aligning our talent base to future growth objectives. Deferred compensation, which is offset by changes in the fair value of deferred compensation investments included in Other gains (losses), net, was $5.8 million for the third quarter of 2025, an increase of $2.5 million.
Non-personnel Operating Expense
Non-personnel expense was $143.4 million, an increase of $3.6 million. Mortgage banking costs increased $4.0 million. Expenses in the prior quarter were below typical seasonal levels, primarily due to lower mortgage servicing related costs. Other expense decreased by $1.9 million due to lower operational losses.

1    See Explanation and Reconciliation of Non-GAAP Measures in "Non-GAAP Measures" section following.

Income Taxes

The effective tax rate was 20.22% for the third quarter of 2025, 22.51% for the second quarter of 2025, and 19.22% for the third quarter of 2024. When compared to the second quarter of 2025, the effective tax rate decreased primarily due to the release of reserves for uncertain tax positions as the statute of limitations had expired. The effective tax rate for the nine months ended September 30, 2025 and September 30, 2024 was 21.75% and 21.13%, respectively.
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

As shown in Table 8, net income before taxes attributable to our segments was $190.9 million in the third quarter of 2025 compared to $206.9 million in the second quarter of 2025. Net interest income increased $2.5 million due to higher balances in commercial real estate and loans to individuals, partially offset by lower spreads earned on deposits. Other operating revenue increased $2.8 million, primarily driven by growth in investment banking revenue, reflecting the timing and volume of municipal underwriting transactions. Other operating expense increased $19.8 million to $248.3 million. Personnel expense increased $8.7 million from cash-based incentive compensation reflecting strong underwriting and loan origination activity, as well as transitional personnel expenses associated with aligning our talent base to future growth objectives. Corporate expense allocations decreased $1.5 million.

Table 8 – Net Income Before Taxes by Segment
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended		Increase (Decrease)	% Increase (Decrease)
	Sep. 30, 2025	June 30, 2025			Sep. 30, 2025	Sep. 30, 2024
Commercial Banking	$139,817	$141,364	$(1,547)	(1)%	$420,181	$491,090	$(70,909)	(14)%
Consumer Banking	14,490	24,746	(10,256)	(41)%	61,358	88,644	(27,286)	(31)%
Wealth Management	36,606	40,749	(4,143)	(10)%	110,081	107,865	2,216	2%
Segment total	190,913	206,859	(15,946)	(8)%	591,620	687,599	(95,979)	(14)%
Funds Management and other	(14,328)	(26,098)	11,770	N/A	(79,511)	(196,389)	116,878	N/A
BOK Financial Corporation	$176,585	$180,761	$(4,176)	(2)%	$512,109	$491,210	$20,899	4%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Commercial Banking

Commercial Banking contributed $139.8 million to consolidated net income before taxes in the third quarter of 2025, a decrease of $1.5 million, or 1%, over the second quarter of 2025.

Table 9 – Commercial Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended		Increase (Decrease)	% Increase (Decrease)
	Sep. 30, 2025	June 30, 2025			Sep. 30, 2025	Sep. 30, 2024
Net interest income from external sources	$239,835	$235,765	$4,070	2%	$707,023	$834,275	$(127,252)	(15)%
Net interest expense from internal sources	(60,638)	(59,939)	(699)	(1)%	(173,742)	(218,914)	45,172	21%
Net interest income	179,197	175,826	3,371	2%	533,281	615,361	(82,080)	(13)%
Net loans charged off	2,609	29	2,580	8,897%	2,786	8,965	(6,179)	(69)%
Net interest income after net loans charged off	176,588	175,797	791	—%	530,495	606,396	(75,901)	(13)%
Other operating revenue	61,745	64,432	(2,687)	(4)%	181,698	164,359	17,339	11%
Personnel expense	51,638	49,774	1,864	4%	150,621	141,401	9,220	7%
Non-personnel expense	29,601	29,931	(330)	(1)%	87,899	85,745	2,154	3%
Total other operating expense	81,239	79,705	1,534	2%	238,520	227,146	11,374	5%
Corporate allocations	17,277	19,160	(1,883)	(10)%	53,492	52,519	973	2%
Net income before taxes	$139,817	$141,364	$(1,547)	(1)%	$420,181	$491,090	$(70,909)	(14)%

Average assets	$21,722,491	$21,318,236	$404,255	2%	$21,481,669	$21,831,765	$(350,096)	(2)%
Average loans	20,280,147	19,894,391	385,756	2%	20,047,722	20,270,762	(223,040)	(1)%
Average deposits	18,161,258	17,424,707	736,551	4%	17,786,453	16,353,011	1,433,442	9%
Average invested capital	2,172,371	2,148,937	23,434	1%	2,159,951	2,160,584	(633)	—%
Net interest income increased by $3.4 million, or 2%, primarily attributable to loan growth during the quarter. Net loans charged off increased by $2.6 million during the quarter. Other operating revenue decreased $2.7 million compared to the prior quarter, primarily due to a decrease in loan syndication fees and lower gains on merchant banking investments.

Other operating expense increased $1.5 million, or 2%, compared to the second quarter of 2025. Personnel expense increased $1.9 million, or 4%, primarily related to incentive compensation reflecting the growth in loan origination activity. Non-personnel expense was consistent with the prior quarter at $29.6 million. Corporate allocations decreased $1.9 million to $17.3 million.

Average outstanding loan balances attributed to Commercial Banking increased $386 million, or 2%, over the second quarter of 2025, to $20.3 billion. See the Loans section of Management's Discussion and Analysis of Financial Condition and Results of Operations following for additional discussion of changes in commercial and commercial real estate loans, which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking grew by $737 million, or 4%, over the second quarter of 2025, to $18.2 billion. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of changes.

Consumer Banking

Consumer Banking provides retail banking services through four primary distribution channels: traditional branches, the 24-hour ExpressBank call center, internet banking, and mobile banking. Consumer Banking also conducts mortgage banking activities through offices located outside of our Consumer Banking markets.

Consumer Banking contributed $14.5 million to consolidated net income before taxes for the third quarter of 2025, compared to $24.7 million in the second quarter of 2025.

Table 10 – Consumer Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended		Increase (Decrease)	% Increase (Decrease)
	Sep. 30, 2025	June 30, 2025			Sep. 30, 2025	Sep. 30, 2024
Net interest income from external sources	$16,141	$13,463	$2,678	20%	$38,344	$19,291	$19,053	99%
Net interest income from internal sources	42,310	44,651	(2,341)	(5)%	135,473	175,271	(39,798)	(23)%
Net interest income	58,451	58,114	337	1%	173,817	194,562	(20,745)	(11)%
Net loans charged off	1,413	1,018	395	39%	3,948	4,834	(886)	(18)%
Net interest income after net loans charged off	57,038	57,096	(58)	—%	169,869	189,728	(19,859)	(10)%
Other operating revenue	35,820	38,165	(2,345)	(6)%	113,043	106,132	6,911	7%
Personnel expense	25,681	25,527	154	1%	77,045	73,868	3,177	4%
Non-personnel expense	38,361	29,949	8,412	28%	99,709	92,486	7,223	8%
Total other operating expense	64,042	55,476	8,566	15%	176,754	166,354	10,400	6%
Corporate allocations	14,326	15,039	(713)	(5)%	44,800	40,862	3,938	10%
Net income before taxes	$14,490	$24,746	$(10,256)	(41)%	$61,358	$88,644	$(27,286)	(31)%

Average assets	$8,372,125	$8,310,875	$61,250	1%	$8,295,564	$8,069,881	$225,683	3%
Average loans	2,432,968	2,304,939	128,029	6%	2,315,650	1,982,464	333,186	17%
Average deposits	8,330,481	8,266,824	63,657	1%	8,251,333	8,037,449	213,884	3%
Average invested capital	335,031	331,030	4,001	1%	328,617	307,639	20,978	7%

Net interest income from Consumer Banking was relatively consistent with the second quarter of 2025. Other operating revenue decreased $2.3 million, or 6%. The net cost of the changes in the fair value of mortgage servicing rights and related economic hedges was $2.1 million, compared to a net benefit of $1.6 million for the second quarter of 2025. This was partially offset by an $855 thousand increase in mortgage banking revenue.

Other operating expenses increased $8.6 million, or 15%. Mortgage banking costs increased $4.0 million as the prior quarter's expenses were below typical seasonal levels, primarily due to lower mortgage servicing related costs. Other expense increased $2.2 million related to operational losses, and business promotion expense increased $1.9 million due to increased advertising costs.

Average loans increased $128 million, or 6%, over the prior quarter, to $2.4 billion. Average deposits attributed to the Consumer Banking segment were largely unchanged from the previous quarter. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of the changes.

Wealth Management

Wealth Management contributed $36.6 million to consolidated net income before taxes in the third quarter of 2025, a decrease of $4.1 million, or 10%, compared to the second quarter of 2025.

Table 11 – Wealth Management
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended			Increase (Decrease)	% Increase (Decrease)
	Sep. 30, 2025	June 30, 2025			Sep. 30, 2025		Sep. 30, 2024
Net interest income from external sources	$16,256	$25,654	$(9,398)	(37)%	$55,852		$4,571	$51,281	1,122%
Net interest income from internal sources	27,370	19,190	8,180	43%	77,120		86,513	(9,393)	(11)%
Net interest income	43,626	44,844	(1,218)	(3)%	132,972		91,084	41,888	46%
Net loans recovered	(3)	(7)	(4)	(57)%	(18)		(174)	(156)	(90)%
Net interest income after net loans recovered	43,629	44,851	(1,222)	(3)%	132,990		91,258	41,732	46%
Other operating revenue	111,516	103,650	7,866	8%	311,502		344,369	(32,867)	(10)%
Personnel expense	73,032	66,309	6,723	10%	206,586		193,742	12,844	7%
Non-personnel expense	29,939	26,972	2,967	11%	83,932		89,299	(5,367)	(6)%
Total other operating expense	102,971	93,281	9,690	10%	290,518		283,041	7,477	3%
Corporate allocations	15,568	14,471	1,097	8%	43,893		44,721	(828)	(2)%
Net income before taxes	$36,606	$40,749	$(4,143)	(10)%	$110,081	0	$107,865	$2,216	2%

Average assets	$11,265,485	$11,571,187	$(305,702)	(3)%	$11,400,995		$10,770,995	$630,000	6%
Average loans	2,353,961	2,275,378	78,583	3%	2,272,922		2,183,132	89,790	4%
Average deposits	10,731,569	10,783,245	(51,676)	—%	10,739,218		9,543,465	1,195,753	13%
Average invested capital	337,335	334,564	2,771	1%	334,091		325,185	8,906	3%

Combined net interest income and fee revenue increased $6.6 million, or 4%, over the second quarter of 2025. Investment banking revenue grew $6.2 million driven by the timing and volume of municipal underwriting transactions. Trading fees and commissions increased $1.1 million, largely driven by higher municipal bond trading, partially offset by lower U.S. agency residential mortgage-backed securities trading volumes. Fiduciary and asset management revenue was consistent with the prior quarter. The current quarter benefited from increased trust fees driven by higher market valuations and continued growth in client relationships, while the prior quarter was impacted by seasonal tax preparation fees. Personnel expense increased $6.7 million as a result of increased incentive compensation reflecting stronger underwriting activity. Non-personnel expense grew $3.0 million led by higher professional fees and services for ongoing projects.

Average outstanding loans attributed to the Wealth Management segment increased $79 million, or 3%, over the prior quarter, to $2.4 billion. Average Wealth Management deposits were consistent with the prior quarter. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of the changes.

Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity, and comply with regulatory requirements. Securities are classified as trading, investment (held-to-maturity), or available-for-sale. See Note 2 to the Consolidated Financial Statements for the composition of the securities portfolio as of September 30, 2025, and December 31, 2024.

We hold an inventory of trading securities in support of sales to a variety of customers, including banks, corporations, insurance companies, money managers, and others. At September 30, 2025, the trading securities portfolio totaled $4.3 billion, compared to $5.6 billion at June 30, 2025. As discussed in the Market Risk section of this report, trading activities involve risk of loss from adverse price movement. We mitigate this risk within board-approved limits through the use of derivative contracts, short-sales, and other techniques.

At September 30, 2025, the carrying value of investment securities was $1.8 billion, including a $208 thousand allowance for expected credit losses, compared to $1.9 billion at June 30, 2025, with a $196 thousand allowance for expected credit losses. The fair value of investment securities was $1.7 billion at September 30, 2025, a $48 million decrease compared to the prior quarter. Investment securities consist primarily of residential mortgage-backed securities issued by U.S. government agencies, intermediate and long-term, fixed-rate Oklahoma and Texas municipal bonds, and taxable Texas school construction bonds.

AFS securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders' equity. The amortized cost of AFS securities totaled $13.7 billion at September 30, 2025, a $60 million increase compared to June 30, 2025. At September 30, 2025, the AFS securities portfolio consisted primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Both residential and commercial mortgage-backed securities have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or contraction in the form of more rapid prepayments during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined residential mortgage-backed securities portfolio held in investment and AFS securities was 3.3 years as of September 30, 2025, compared to 3.5 years as of June 30, 2025. Management estimates the duration extends to 4.1 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 2.0 years assuming a 200 basis point decline in the current rate environment. The duration of the total investment portfolio is 3.0 years, extending to 3.4 years in an upward shock of 200 basis points and contracting to 2.1 years in a down 200 basis point shock scenario. Management also regularly monitors the impact of interest rate risk on the AFS securities portfolio on our tangible equity ratio under various shock scenarios.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $24.9 billion at September 30, 2025, an increase of $573 million over June 30, 2025, driven by broad-based growth across the loan portfolio.

Table 12 – Loans
(In thousands)

	Sep. 30, 2025	June 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024
Commercial:
Healthcare	$3,878,543	$3,808,936	$3,789,446	$3,967,533	$4,149,069
Services	3,710,643	3,658,807	3,704,834	3,643,203	3,573,670
Energy	2,681,512	2,734,713	2,860,330	3,254,724	3,126,635
General business	4,242,242	4,181,726	4,048,821	4,164,676	4,028,548
Total commercial	14,512,940	14,384,182	14,403,431	15,030,136	14,877,922

Commercial real estate:
Multifamily	2,500,323	2,473,365	2,336,312	2,237,064	2,109,445
Industrial	1,396,795	1,304,211	1,163,089	1,127,867	1,270,928
Office	811,601	690,086	704,688	755,838	815,966
Retail	593,835	592,043	497,579	485,926	521,874
Residential construction and land development	122,033	105,701	105,190	109,120	105,048
Other commercial real estate	328,020	356,035	356,678	342,637	365,394
Total commercial real estate	5,752,607	5,521,441	5,163,536	5,058,452	5,188,655

Loans to individuals:
Residential mortgage	2,676,366	2,610,681	2,471,345	2,436,958	2,370,293
Residential mortgage guaranteed by U.S. government agencies	151,642	148,453	133,453	136,649	127,747
Personal	1,771,639	1,627,454	1,518,723	1,452,529	1,420,444
Total loans to individuals	4,599,647	4,386,588	4,123,521	4,026,136	3,918,484

Total	$24,865,194	$24,292,211	$23,690,488	$24,114,724	$23,985,061

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

Commercial loans totaled $14.5 billion, or 58% of the loan portfolio, at September 30, 2025, a $129 million increase over June 30, 2025, primarily due to an increase in healthcare, general business, and services loans, partially offset by a decrease in energy loan balances.

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

Healthcare sector loans totaled $3.9 billion, or 16% of total loans, an increase of $70 million compared to June 30, 2025. Healthcare sector loans consist primarily of $3.1 billion of loans for the development and operation of senior housing and care facilities including independent living, assisted living, and skilled nursing. Generally, we loan to borrowers with a portfolio of multiple facilities which serves to help diversify risks specific to a single facility.
The services sector of the loan portfolio totaled $3.7 billion, or 15% of total loans, a $52 million increase over the prior quarter. Services sector loans consist of a large number of loans to a variety of businesses including Native American tribal and state and local municipal government entities, Native American tribal casino operations, foundations and not-for-profit organizations, specialty trade contractors, and educational services. Services sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer's business.

General business loans totaled $4.2 billion, or 17% of total loans, an increase of $61 million compared to the prior quarter. General business loans consist of $2.7 billion of wholesale/retail loans and $1.5 billion of loans from other commercial industries.

Loans to non-depository financial institutions included in services and general business loans totaled $506 million, or 2% of total loans at September 30, 2025. The majority of these loans are in the two highest credit quality subcategories, subscription lines and residential mortgage warehouse lines.

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

Outstanding energy loan balances totaled $2.7 billion, or 11% of total loans, at September 30, 2025, a $53 million decrease compared to June 30, 2025. Consolidation in the energy industry led to elevated payoff activity in recent quarters, but this payoff activity is abating and balances are stabilizing.

Approximately $2.1 billion of energy loans were to oil and gas producers, a $35 million decrease compared to June 30, 2025. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. Approximately 71% of committed production loans are secured by properties primarily producing oil, and 29% of the committed production loans are secured by properties primarily producing natural gas.

Loans to midstream oil and gas companies totaled $378 million at September 30, 2025, a $6.1 million increase over June 30, 2025. Loans to borrowers that provide services to the energy industry totaled $205 million at September 30, 2025, a $26 million decrease compared to the prior quarter. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales, totaled $42 million, relatively unchanged compared to June 30, 2025.

Unfunded energy loan commitments were $4.4 billion at September 30, 2025, an $89 million decrease compared to June 30, 2025.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of $100 million or more and with three or more non-affiliated banks as participants. At September 30, 2025, the outstanding principal balance of these loans totaled $5.5 billion, including $1.8 billion of general business loans and $1.8 billion of energy loans. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 20% of our shared national credits, based on dollars committed. We hold shared national credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management's quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

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

Outstanding commercial real estate loan balances totaled $5.8 billion, or 23% of total loans at September 30, 2025, an increase of $231 million over June 30, 2025. Loans secured by office facilities increased by $122 million to $812 million, loans secured by industrial facilities increased by $93 million to $1.4 billion, and loans secured by multifamily properties increased by $27 million to $2.5 billion. These increases were partially offset by a $28 million decrease in other real estate loans.

Approximately 66% of loans in this portfolio segment are in our geographic footprint based on collateral location. The largest concentration of loans in this portfolio segment outside our footprint is Utah, totaling 6% of the segment. All other states represent less than 5% individually.

Unfunded commercial real estate loan commitments were $2.1 billion at September 30, 2025, an increase of $84 million over June 30, 2025. We take a disciplined approach to managing our concentration of commercial real estate loan commitments as a percentage of capital.
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

Loans to individuals totaled $4.6 billion, or 18% of the loan portfolio, an increase of $213 million over June 30, 2025. Approximately 90% of the loans in this portfolio segment are secured by collateral located within our geographical footprint. Loans for which the collateral location is less relevant, such as unsecured loans, are categorized by the borrower's primary location.

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Company are centrally managed by the Oklahoma market.

Table 13 – Loans Managed by Primary Geographical Market
(In thousands)

	Sep. 30, 2025	June 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024
Texas:
Commercial	$6,800,577	$6,893,246	$6,953,714	$7,411,416	$7,437,800
Commercial real estate	2,107,335	1,997,598	1,864,345	1,731,281	1,816,276
Loans to individuals	1,037,831	996,341	929,825	918,994	880,213
Total Texas	9,945,743	9,887,185	9,747,884	10,061,691	10,134,289

Oklahoma:
Commercial	3,692,319	3,455,696	3,380,680	3,585,592	3,440,385
Commercial real estate	574,126	512,075	521,992	513,101	557,025
Loans to individuals	2,927,185	2,725,320	2,548,549	2,440,874	2,367,725
Total Oklahoma	7,193,630	6,693,091	6,451,221	6,539,567	6,365,135

Colorado:
Commercial	2,132,770	2,185,658	2,246,388	2,188,324	2,175,540
Commercial real estate	589,307	791,171	706,154	759,168	835,478
Loans to individuals	208,323	217,088	210,531	213,768	216,938
Total Colorado	2,930,400	3,193,917	3,163,073	3,161,260	3,227,956

Arizona:
Commercial	1,228,593	1,166,745	1,115,085	1,082,829	1,064,380
Commercial real estate	1,348,838	1,165,927	1,084,967	1,098,174	1,115,928
Loans to individuals	222,963	226,727	218,093	215,531	218,340
Total Arizona	2,800,394	2,559,399	2,418,145	2,396,534	2,398,648

Kansas/Missouri:
Commercial	270,068	303,692	298,410	305,957	306,370
Commercial real estate	618,052	556,390	533,335	515,511	438,424
Loans to individuals	142,408	155,154	147,651	164,638	158,524
Total Kansas/Missouri	1,030,528	1,015,236	979,396	986,106	903,318

New Mexico:
Commercial	282,479	282,918	324,321	325,246	324,605
Commercial real estate	458,720	443,516	381,775	402,217	386,037
Loans to individuals	51,056	55,714	57,926	60,703	64,511
Total New Mexico	792,255	782,148	764,022	788,166	775,153

Arkansas:
Commercial	106,134	96,227	84,833	130,772	128,842
Commercial real estate	56,229	54,764	70,968	39,000	39,487
Loans to individuals	9,881	10,244	10,946	11,628	12,233
Total Arkansas	172,244	161,235	166,747	181,400	180,562

Total BOK Financial loans	$24,865,194	$24,292,211	$23,690,488	$24,114,724	$23,985,061

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

Table 14 – Off-Balance Sheet Credit Commitments
(In thousands)

	Sep. 30, 2025	June 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024
Loan commitments	$15,266,953	$14,736,539	$14,546,324	$14,735,416	$14,555,282
Standby letters of credit	643,166	702,008	697,793	703,194	735,420
Unpaid principal balance of residential mortgage loans sold with recourse	30,372	31,560	32,544	33,864	35,140
Unpaid principal balance of residential mortgage loans transferred into mortgage-backed securities guaranteed by VA	869,589	890,377	902,670	913,977	933,989
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

Derivative contracts are carried at fair value. At September 30, 2025, the net fair value of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $317 million compared to $326 million at June 30, 2025. At September 30, 2025, the net fair value of our derivative contracts included $218 million for energy contracts, $61 million for foreign exchange contracts, and $37 million for interest rate swaps. The aggregate net fair value of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $294 million at September 30, 2025, and $297 million at June 30, 2025.

At September 30, 2025, total derivative assets were reduced by $40 million of cash collateral received from counterparties and total derivative liabilities were reduced by $4.3 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement. Derivative contracts executed with customers may be secured by non-cash collateral in conjunction with a credit agreement with that customer, such as proven producing oil and gas properties. Access to this collateral in an event of default is reasonably assured.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at September 30, 2025, follows in Table 15.

Table 15 – Fair Value of Derivative Contracts
(In thousands)

Exchanges and clearing organizations	$182,648
Customers	47,227
Banks and other financial institutions	46,725
Fair value of customer risk management program asset derivative contracts, net	$276,600

At September 30, 2025, our largest derivative exposure was to an exchange for $135 million of net energy derivative positions and $69 million of cash margin placed with the exchange.

Our customer hedging program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits which may incur additional funding costs. Also, changes in commodity prices affect risk-weighted assets and total assets which in turn impacts regulatory capital ratios. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices to an equivalent of $49.90 per barrel of oil would increase the fair value of derivative assets by $7.1 million. An increase in prices to an equivalent of $74.84 per barrel of oil would increase the fair value of derivative assets by $455 million as asset values rise faster than margin paid. Liquidity requirements of this program may also be affected by our credit rating. At September 30, 2025, a decrease in our credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $10 million.

The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of September 30, 2025, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.

Summary of Credit Loss Experience

Table 16 – Summary of Credit Loss Experience
(Dollars in thousands)

	Three Months Ended
	Sep. 30, 2025	June 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024
Allowance for loan losses:
Beginning balance	$277,049	$278,594	$280,035	$284,456	$287,826
Loans charged off	(4,348)	(1,313)	(2,291)	(1,339)	(2,496)
Recoveries of loans previously charged off	721	752	1,186	811	2,550
Net loans charged off	(3,627)	(561)	(1,105)	(528)	54
Provision for credit losses	4,270	(984)	(336)	(3,893)	(3,424)
Ending balance	$277,692	$277,049	$278,594	$280,035	$284,456

Accrual for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$52,992	$52,088	$51,640	$47,766	$42,336
Provision for credit losses	(2,208)	904	448	3,874	5,430
Ending balance	$50,784	$52,992	$52,088	$51,640	$47,766

Accrual for off-balance sheet credit risk associated with mortgage banking activities:
Beginning balance	$3,111	$3,060	$3,148	$3,087	$3,069
Net loans charged off	(7)	(26)	(6)	31	(29)
Provision for credit losses	(74)	77	(82)	30	47
Ending balance	$3,030	$3,111	$3,060	$3,148	$3,087

Allowance for credit losses related to investment (held-to-maturity) securities:
Beginning balance	$196	$193	$223	$234	$287
Provision for credit losses	12	3	(30)	(11)	(53)
Ending balance	$208	$196	$193	$223	$234

Total provision for credit losses	$2,000	$—	$—	$—	$2,000
Average loans by portfolio segment:
Commercial	$14,490,145	$14,315,695	$14,633,090	$14,973,929	$15,076,308
Commercial real estate	5,743,572	5,495,152	5,245,867	5,039,535	5,257,842
Loans to individuals	4,592,422	4,365,702	4,189,270	4,011,080	3,970,734
Net charge-offs (annualized) to average loans	0.06%	0.01%	0.02%	0.01%	—%
Net charge-offs (annualized) to average loans by portfolio segment:
Commercial	0.08%	—%	0.02%	—%	(0.02)%
Commercial real estate	(0.01)%	0.01%	(0.01)%	—%	(0.02)%
Loans to individuals	0.05%	0.05%	0.05%	0.04%	0.09%
Recoveries to gross charge-offs	16.58%	57.27%	51.77%	60.57%	102.16%
Provision for loan losses (annualized) to average loans	0.07%	(0.02)%	(0.01)%	(0.06)%	(0.06)%
Allowance for loan losses to loans outstanding at period end	1.12%	1.14%	1.18%	1.16%	1.19%
Accrual for unfunded loan commitments to loan commitments	0.33%	0.36%	0.36%	0.35%	0.33%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period end	1.32%	1.36%	1.40%	1.38%	1.39%

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
Non-pass grade loans, including loans especially mentioned, accruing substandard, and nonaccruing loans, increased $30 million over June 30, 2025. Non-pass grade general business loans increased $50 million and non-pass grade loans to individuals increased $14 million. Non-pass grade healthcare loans decreased $23 million and non-pass grade commercial real estate loans decreased $7.3 million. Nonaccruing loans decreased $6.9 million during the quarter and loans especially mentioned decreased $32 million, while accruing substandard loans increased $68 million. A summary of outstanding loan balances by risk grade is included in Note 4 to the Consolidated Financial Statements.
The provision for expected credit losses of $2.0 million in the third quarter of 2025 reflects the impact of loan growth during the quarter, partially offset by a slight improvement in economic forecast scenario assumptions. The allowance for loan losses totaled $278 million, or 1.12% of outstanding loans, at September 30, 2025. Excluding residential mortgage loans guaranteed by U.S. government agencies, the allowance for loan losses was 427% of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $328 million, or 1.32% of outstanding loans and 505% of nonaccruing loans, at September 30, 2025.
The probability weighting of all scenarios in our reasonable and supportable forecast remained unchanged compared to the prior quarter. The sensitivity to management's economic scenario weighting may be quantified by comparing the results of weighting each economic scenario at 100%. For example, compared to a 100% base case scenario, a 100% downside case would result in an additional $198 million in quantitative reserve, while a 100% upside case would result in $13 million less quantitative reserve at September 30, 2025. Such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related allowance.
No provision for credit losses was necessary for the second quarter of 2025. The allowance for loan losses was $277 million, or 1.14% of outstanding loans, at June 30, 2025. Excluding residential mortgage loans guaranteed by U.S. government agencies, the allowance for loan losses was 383% of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $330 million, or 1.36% of outstanding loans and 456% of nonaccruing loans.

A summary of macroeconomic variables considered in developing our estimate of expected credit losses at September 30, 2025 follows:

	Base	Downside	Upside
Scenario probability weighting	50%	35%	15%
Economic outlook
There are three rate cuts over the next four quarters, bringing the federal funds target range to 3.25% to 3.50% by the end of the third quarter of 2026.

The full impact of tariffs causes inflation to remain elevated and is 2.9% by the third quarter of 2026.

The impact of tariffs and restrictive immigration policies result in higher-than-average inflation. This leads to a slight decrease in real consumer spending and generates GDP growth that is slightly below trend. However, businesses avoid broad layoffs due to the elevated expense of hiring which stabilizes the national unemployment rate.

The Federal Reserve is forced to adopt an accommodative monetary policy compared to the base case scenario and cut the federal funds rate significantly to encourage economic activity and job creation. In total, there are eight rate cuts over the next four quarters bringing the target range to 2.00% to 2.25% by the end of the third quarter of 2026.

Widespread tariffs and restrictive immigration policies accelerate inflation and reduce real wages. This results in a significant decrease in consumer spending, which is compounded by a restrictive credit environment and declines in private sector investment. This pushes the United States into a recession with a contraction in economic activity and a sharp increase in the unemployment rate.

There are four rate cuts over the next four quarters, bringing the target range to 3.00% to 3.25% by the end of the third quarter of 2026.

Core inflation improves and reaches 2.5% by the third quarter of 2026.

The impact of tariffs and restrictive immigration policies is relatively minor beyond the third quarter of 2025. Labor force participation and private sector investment remain consistent with recent levels, and non-farm payroll reverts to the growth rate from 2024. This supports consumer spending and generates on-trend GDP growth.

Macro-economic factors
–GDP is forecasted to grow by 1.6% over the next 12 months.
–Civilian unemployment rate of 4.5% in the fourth quarter of 2025 decreases to 4.4% in the third quarter of 2026.
–WTI oil prices are projected to average $57.08 per barrel over the next 12 months, with a peak of $62.65 in the fourth quarter of 2025 and falling 19% over the following three quarters.

–GDP is forecasted to contract 2.0% over the next 12 months.
–Civilian unemployment rate of 5.0% in the fourth quarter of 2025 increases to 6.6% in the third quarter of 2026.
–WTI oil prices are projected to average $43.50 over the next 12 months, with a peak of $48.32 in the fourth quarter of 2025 and falling 18% over the following three quarters.

–GDP is forecasted to grow by 2.0% over the next 12 months.
–Civilian unemployment rate of 4.2% in the fourth quarter of 2025 decreases to 4.1% by the third quarter of 2026.
–WTI oil prices are projected to average $62.20 per barrel over the next 12 months.

Net Loans Charged Off

Net charge-offs were $3.6 million, or 0.06% of average loans on an annualized basis, in the third quarter primarily due to a single commercial services loan. At September 30, 2025, net charge-offs for the trailing twelve months were $5.8 million, or 0.02% of average loans. Net charge-offs of loans to individuals include deposit account overdraft losses. Net charge-offs were $561 thousand, or 0.01% of average loans on an annualized basis, in the second quarter of 2025. At June 30, 2025, net charge-offs for the trailing twelve months were $2.1 million, or 0.01% of average loans.

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

Table 17 – Nonperforming Assets
(Dollars in thousands)

	Sep. 30, 2025	June 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024
Nonaccruing loans:
Commercial:
Healthcare	$24,507	$28,743	$29,253	$13,717	$15,927
Services	7,647	11,329	13,662	767	1,425
Energy	31	40	49	49	28,986
General business	85	45	103	114	5,334
Total commercial	32,270	40,157	43,067	14,647	51,672

Commercial real estate	6,809	6,925	13,125	9,905	12,364

Loans to individuals:
Residential mortgage	21,255	20,654	20,502	15,261	13,688
Residential mortgage guaranteed by U.S. government agencies	7,348	6,978	6,786	6,803	6,520
Personal	4,712	4,613	40	109	71
Total loans to individuals	33,315	32,245	27,328	22,173	20,279
Total nonaccruing loans	72,394	79,327	83,520	46,725	84,315
Real estate and other repossessed assets	1,751	1,729	1,769	2,254	2,625
Total nonperforming assets	$74,145	$81,056	$85,289	$48,979	$86,940
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$66,797	$74,078	$78,503	$42,176	$80,420

Allowance for loan losses to nonaccruing loans[1]	426.92%	382.93%	363.06%	701.46%	365.65%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to nonaccruing loans[1]	504.99%	456.18%	430.95%	830.81%	427.05%
Nonperforming assets to outstanding loans and repossessed assets	0.30%	0.33%	0.36%	0.20%	0.36%
Nonperforming assets to outstanding loans and repossessed assets[1]	0.27%	0.31%	0.33%	0.18%	0.34%
Nonaccruing loans to outstanding loans	0.29%	0.33%	0.35%	0.19%	0.35%
Nonaccruing commercial loans to outstanding commercial loans	0.22%	0.28%	0.30%	0.10%	0.35%
Nonaccruing commercial real estate loans to outstanding commercial real estate loans	0.12%	0.13%	0.25%	0.20%	0.24%
Nonaccruing loans to individuals to outstanding loans to individuals[1]	0.58%	0.60%	0.51%	0.40%	0.36%
1     Excludes residential mortgages guaranteed by U.S. government agencies.
Nonaccruing loans decreased $6.9 million compared to June 30, 2025. New nonaccruing loans identified in the third quarter totaled $6.2 million, offset by $5.9 million in payments received, $4.3 million in charge-offs, and $2.4 million in loans that returned to accrual status. Nonaccruing healthcare loans decreased $4.2 million and nonaccruing services loans decreased $3.7 million. The Company generally retains nonperforming assets to maximize potential recovery, which may cause future nonperforming assets to decrease more slowly.

A rollforward of nonperforming assets for the three and nine months ended September 30, 2025, follows in Table 18.

Table 18 – Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	September 30, 2025
	Nonaccruing Loans				Real Estate and Other Repossessed Assets	Total Nonperforming Assets
	Commercial	Commercial Real Estate	Loan to Individuals	Total
Balance, June 30, 2025	$40,157	$6,925	$32,245	$79,327	$1,729	$81,056
Additions	497	—	5,666	6,163	—	6,163
Payments	(2,976)	(116)	(2,760)	(5,852)	—	(5,852)
Charge-offs	(3,157)	—	(1,191)	(4,348)	—	(4,348)
Net gains (losses) and write-downs	—	—	—	—	9	9
Foreclosure of nonperforming loans	—	—	(128)	(128)	128	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(362)	(362)	—	(362)
Proceeds from sales	—	—	—	—	(115)	(115)
Net transfers to nonaccruing loans	—	—	—	—	—	—
Return to accrual status	(2,251)	—	(155)	(2,406)	—	(2,406)
Balance, September 30, 2025	$32,270	$6,809	$33,315	$72,394	$1,751	$74,145

	Nine Months Ended
	September 30, 2025
	Nonaccruing Loans				Real Estate and Other Repossessed Assets	Total Nonperforming Assets
	Commercial	Commercial Real Estate	Loan to Individuals	Total
Balance, Dec. 31, 2024	$14,647	$9,905	$22,173	$46,725	$2,254	$48,979
Additions	31,370	3,273	18,501	53,144	—	53,144
Payments	(7,219)	(6,243)	(4,885)	(18,347)	—	(18,347)
Charge-offs	(4,277)	(126)	(3,549)	(7,952)	—	(7,952)
Net gains (losses) and write-downs	—	—	—	—	796	796
Foreclosure of nonperforming loans	—	—	(156)	(156)	156	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(801)	(801)	—	(801)
Proceeds from sales	—	—	—	—	(1,455)	(1,455)
Net transfers to nonaccruing loans	—	—	2,446	2,446	—	2,446
Return to accrual status	(2,251)	—	(414)	(2,665)	—	(2,665)
Balance, September 30, 2025	$32,270	$6,809	$33,315	$72,394	$1,751	$74,145
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

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets totaled $1.8 million at September 30, 2025, largely unchanged compared to June 30, 2025. Real estate and other repossessed assets were composed primarily of $1.6 million of developed commercial real estate.

Liquidity and Capital

Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs. Based on the average balances for the third quarter of 2025, approximately 74% of our funding was provided by deposit accounts, 11% from borrowed funds, and 12% from equity. The loan to deposit ratio was 65% at September 30, 2025, compared to 64% at June 30, 2025, providing significant on-balance sheet liquidity to meet future loan demand and contractual obligations.

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

Table 19 – Average Deposits by Segment
(In thousands)

	Three Months Ended
	Sep. 30, 2025	June 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024
Commercial Banking	$18,161,258	$17,424,707	$17,769,083	$17,941,793	$17,131,237
Consumer Banking	8,330,481	8,266,824	8,154,762	8,197,577	8,136,312
Wealth Management	10,731,569	10,783,245	10,702,521	9,983,232	9,837,888
Subtotal	37,223,308	36,474,776	36,626,366	36,122,602	35,105,437
Funds Management and other	1,257,938	1,661,940	1,732,712	1,696,512	1,654,860
Total	$38,481,246	$38,136,716	$38,359,078	$37,819,114	$36,760,297

Average deposits for the third quarter of 2025 totaled $38.5 billion, reflecting a $345 million increase over the second quarter of 2025. Interest-bearing transaction accounts grew $217 million and time deposit balances increased $176 million, while demand deposit balances decreased $64 million compared to the prior quarter.

Average Commercial Banking deposits increased $737 million compared to the second quarter of 2025, attributable to a $644 million increase in interest-bearing transaction balances and a $140 million increase in demand deposit balances. These increases were partially offset by a $57 million decrease in certificate of deposit balances. Our Commercial deposit portfolio is highly diversified across industries and customers. The highest concentration by industry within our Commercial deposit portfolio is our energy customers representing 9% of our total deposits.

Average Consumer Banking deposit balances increased $64 million over the prior quarter. Demand deposit balances increased $45 million and time deposit balances grew $17 million. Interest-bearing transaction accounts and interest-bearing savings accounts were consistent with the prior quarter.

Average Wealth Management deposits decreased $52 million compared to the second quarter of 2025. Interest-bearing transaction account balances decreased $302 million, partially offset by $221 million of growth in interest-bearing time deposits and a $23 million increase in demand deposit balances.

Average brokered deposits were 5% of total average deposits during the third quarter of 2025. Excluding the reciprocal component, brokered deposits represented 0.3% of total deposits. Reciprocal deposit balances in excess of the $5 billion general threshold defined by the FDIC are included as brokered deposits. Average interest-bearing transaction accounts for the third quarter included $1.8 billion of brokered deposits, a $98 million increase over the second quarter of 2025. Average time deposits for the third quarter of 2025 included $36 million of brokered deposits, a $4.8 million decrease compared to the second quarter of 2025. Period end brokered time deposits decreased $10 million to $34 million and brokered interest-bearing transaction accounts increased $52 million to $1.6 billion at September 30, 2025.

The distribution of our period end deposit account balances among principal markets follows in Table 20.

Table 20 – Period End Deposits by Principal Market Area
(In thousands)

	Sep. 30, 2025	June 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024
Oklahoma:
Demand	$3,520,203	$3,589,146	$3,629,708	$3,618,771	$3,491,996
Interest-bearing:
Transaction	13,352,070	13,537,068	13,891,707	13,352,732	12,474,626
Savings	520,995	521,734	525,424	497,443	490,957
Time	2,356,945	2,166,094	2,089,744	2,138,620	2,462,463
Total interest-bearing	16,230,010	16,224,896	16,506,875	15,988,795	15,428,046
Total Oklahoma	19,750,213	19,814,042	20,136,583	19,607,566	18,920,042

Texas:
Demand	2,194,177	2,082,652	2,187,903	2,216,393	2,228,690
Interest-bearing:
Transaction	6,427,135	6,203,081	5,925,285	6,205,605	6,191,794
Savings	147,560	155,027	155,777	154,112	152,392
Time	649,757	638,657	633,538	646,490	648,796
Total interest-bearing	7,224,452	6,996,765	6,714,600	7,006,207	6,992,982
Total Texas	9,418,629	9,079,417	8,902,503	9,222,600	9,221,672

Colorado:
Demand	929,383	1,040,223	1,082,304	1,159,076	1,195,637
Interest-bearing:
Transaction	2,204,899	1,989,284	1,988,258	2,089,475	1,935,685
Savings	53,768	55,326	58,318	59,244	56,275
Time	284,962	278,914	274,235	280,081	279,887
Total interest-bearing	2,543,629	2,323,524	2,320,811	2,428,800	2,271,847
Total Colorado	3,473,012	3,363,747	3,403,115	3,587,876	3,467,484

New Mexico:
Demand	591,330	609,205	631,950	659,234	628,594
Interest-bearing:
Transaction	1,376,694	1,416,741	1,283,998	1,305,044	1,275,502
Savings	94,180	94,930	96,969	90,580	90,867
Time	347,227	340,946	344,827	347,443	336,830
Total interest-bearing	1,818,101	1,852,617	1,725,794	1,743,067	1,703,199
Total New Mexico	2,409,431	2,461,822	2,357,744	2,402,301	2,331,793

Arizona:
Demand	368,432	385,442	451,085	418,587	435,553
Interest-bearing:
Transaction	1,406,300	1,467,509	1,312,979	1,277,494	1,237,811
Savings	13,571	10,536	11,125	12,336	11,228
Time	71,886	72,041	70,758	70,390	59,508
Total interest-bearing	1,491,757	1,550,086	1,394,862	1,360,220	1,308,547
Total Arizona	1,860,189	1,935,528	1,845,947	1,778,807	1,744,100

	Sep. 30, 2025	June 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024
Kansas/Missouri:
Demand	282,235	269,408	279,808	277,440	255,950
Interest-bearing:
Transaction	1,151,956	1,169,161	1,202,107	1,169,541	1,134,544
Savings	14,251	13,719	14,504	12,158	11,896
Time	37,563	35,768	36,307	37,210	35,316
Total interest-bearing	1,203,770	1,218,648	1,252,918	1,218,909	1,181,756
Total Kansas/Missouri	1,486,005	1,488,056	1,532,726	1,496,349	1,437,706

Arkansas:
Demand	21,416	22,685	25,738	22,396	23,824
Interest-bearing:
Transaction	64,174	61,079	57,696	55,215	62,249
Savings	2,411	2,485	2,602	2,944	3,092
Time	14,538	17,248	17,019	15,176	15,156
Total interest-bearing	81,123	80,812	77,317	73,335	80,497
Total Arkansas	102,539	103,497	103,055	95,731	104,321
Total BOK Financial deposits	$38,500,018	$38,246,109	$38,281,673	$38,191,230	$37,227,118

Estimated uninsured deposits totaled $20.8 billion, or 54% of our total deposits, at September 30, 2025. In addition to insured deposits, we also hold $4.7 billion of collateralized deposits. Municipalities, Native American tribal governments, and certain trust-related deposits are all required to be collateralized. Excluding the impact of collateralized deposits and deposits related to consolidated subsidiaries, our uninsured and uncollateralized deposit level is $15.3 billion, or 40% of total deposits, at September 30, 2025.

In addition to deposits, liquidity is provided primarily by federal funds purchased, securities repurchase agreements, and Federal Home Loan Banks borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers' banks and Federal Home Loan Banks from across the country. The largest single source of wholesale federal funds purchased totaled $270 million at September 30, 2025. Securities repurchase agreements generally mature within 90 days and are secured by certain AFS and trading securities. Federal Home Loan Banks borrowings are generally short-term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and agency mortgage-backed securities, 1-4 family residential mortgage loans, multifamily, and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $5.0 billion during the quarter, compared to $6.0 billion in the second quarter of 2025.

At September 30, 2025, management estimates a total potential secured borrowing capacity of approximately $27.0 billion. This includes current available secured capacity of $22.5 billion from the use of programs available to U.S. banks from the Federal Home Loan Banks and Federal Reserve Banks and an estimated $4.6 billion of other sources that could be converted into additional secured capacity.

A summary of other borrowings for BOK Financial on a consolidated basis follows in Table 21.

Table 21 – Borrowed Funds
(Dollars in thousands)

		Three Months Ended September 30, 2025				Three Months Ended June 30, 2025
	Sep. 30, 2025	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	June 30, 2025	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter
Funds purchased	$794,721	$647,729	3.69%	$794,721	$515,808	$474,220	3.98%	$515,808
Repurchase agreements	176,229	226,071	2.15%	188,640	166,243	307,819	2.76%	234,634
Other borrowings:
FHLB advances	3,200,000	5,009,783	4.54%	3,400,000	4,100,000	5,979,123	4.47%	4,100,000
GNMA repurchase liability	27,829	26,571	3.88%	27,829	26,718	28,564	3.93%	28,641
Other	11,678	11,947	5.65%	14,280	13,412	12,261	8.90%	13,412
Total other borrowings	3,239,507	5,048,301	4.54%		4,140,130	6,019,948	4.49%
Subordinated debentures[1]	—	—	—%	—	—	99,846	6.38%	99,736
Total other borrowed funds	$4,210,457	$5,922,101	4.35%		$4,822,181	$6,901,833	4.41%
1    Parent Company only.
BOKF, NA also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold into GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors if delinquent loans are not repurchased from the GNMA mortgage pools.
Parent Company

At September 30, 2025, cash and interest-bearing cash and cash equivalents held by the parent company totaled $243 million. The primary sources of liquidity for BOK Financial are cash on hand and dividends from BOKF, NA. Dividends from the bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At September 30, 2025, based upon the most restrictive limitations as well as management's internal capital policy, BOKF, NA could declare up to $508 million of dividends. Dividend constraints may be alleviated through increases in retained earnings, capital issuances, or changes in risk weighted assets. Future losses or increases in required regulatory capital at the bank could affect its ability to pay dividends to the parent company.

Our equity capital at September 30, 2025, was $6.0 billion, a $132 million increase compared to June 30, 2025. Net income less cash dividends paid increased equity $105 million during the third quarter of 2025. Changes in interest rates resulted in a $62 million improvement in the accumulated other comprehensive loss compared to June 30, 2025. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings including expected benefits from lower federal income tax rates, asset growth and acquisition strategies, and regulatory requirements. Capital management may include subordinated debt or perpetual preferred stock issuance, share repurchase, and stock and cash dividends.

On July 29, 2025, the Board authorized the Company to purchase up to five million common shares of Company stock, subject to market conditions, securities law, and other regulatory compliance limitations. Under this authority, shares may be repurchased on the open market, including plans complying with rules 10b5-1 and 10b-18, as well as plans using accelerated share repurchases. As of September 30, 2025, the Company had repurchased 365,547 shares under this authorization. The Company repurchased 365,547 shares of common stock at an average price of $111.00 per share in the third quarter of 2025. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.
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

Capital and other performance ratios for BOK Financial on a consolidated basis are presented in Table 22.

Table 22 – Capital and Performance Ratios

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer	Sep. 30, 2025	June 30, 2025	Sep. 30, 2024
Capital:
Common equity Tier 1	4.50%	2.50%	7.00%	13.60%	13.59%	12.73%
Tier 1 capital	6.00%	2.50%	8.50%	13.61%	13.60%	12.74%
Total capital	8.00%	2.50%	10.50%	14.48%	14.48%	13.91%
Tier 1 leverage	4.00%	N/A	4.00%	10.19%	9.88%	9.67%

				Three Months Ended
				Sep. 30, 2025	June 30, 2025	Sep. 30, 2024
Average total equity to average assets				11.54%	11.08%	10.65%
Tangible common equity ratio[1]				10.06%	9.63%	9.22%

Performance Ratios:
Return on average equity				9.38%	9.70%	10.22%
Return on average tangible common equity[1]				11.46%	11.94%	12.80%
1    See Explanation and Reconciliation of Non-GAAP Measures following.

Off-Balance Sheet Arrangements

See Note 4 to the Consolidated Financial Statements for a discussion of the Company's significant off-balance sheet commitments.

Explanation and Reconciliation of Non-GAAP Measures

Table 23 provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 23 – Non-GAAP Measures
(Dollars in thousands)

	Sep. 30, 2025	June 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024
Reconciliation of tangible common equity ratio:
Total shareholders' equity	$6,022,535	$5,890,888	$5,771,813	$5,548,353	$5,612,443
Less: Goodwill and intangible assets, net	1,082,125	1,084,749	1,088,813	1,091,537	1,095,954
Tangible common equity	$4,940,410	$4,806,139	$4,683,000	$4,456,816	$4,516,489

Total assets	$50,193,387	$50,998,077	$50,472,189	$49,685,892	$50,081,985
Less: Goodwill and intangible assets, net	1,082,125	1,084,749	1,088,813	1,091,537	1,095,954
Tangible assets	$49,111,262	$49,913,328	$49,383,376	$48,594,355	$48,986,031

Tangible common equity ratio	10.06%	9.63%	9.48%	9.17%	9.22%

Reconciliation of return on average tangible common equity:
Total average shareholders' equity	$5,960,711	$5,791,275	$5,658,082	$5,575,583	$5,446,998
Less: Average goodwill and intangible assets, net	1,083,390	1,086,991	1,090,116	1,094,466	1,097,317
Average tangible common equity	$4,877,321	$4,704,284	$4,567,966	$4,481,117	$4,349,681

Net income attributable to BOK Financial Corporation shareholders	$140,894	$140,018	$119,777	$136,154	$139,999

Return on average tangible common equity	11.46%	11.94%	10.63%	12.09%	12.80%

Calculation of efficiency ratio:
Total other operating expense	$369,770	$354,503	$347,529	$347,656	$341,025
Less: Amortization of intangible assets	2,656	2,656	2,652	2,855	2,856
Numerator for efficiency ratio	$367,114	$351,847	$344,877	$344,801	$338,169

Net interest income	$337,646	$328,166	$316,251	$313,046	$308,119
Add: Tax-equivalent adjustment	2,565	2,574	2,542	2,466	2,385
Tax-equivalent net interest income	340,211	330,740	318,793	315,512	310,504
Add: Total other operating revenue	210,709	207,098	186,041	210,044	208,192
Less: Gain (loss) on available-for-sale securities, net	213	—	—	—	(691)
Denominator for efficiency ratio	$550,707	$537,838	$504,834	$525,556	$519,387

Efficiency ratio	66.66%	65.42%	68.31%	65.61%	65.11%

Reconciliation of pre-provision net revenue:
Net income before taxes	$176,585	$180,761	$154,763	$175,434	$173,286
Add: Provision for expected credit losses	2,000	—	—	—	2,000
Less: Net income (loss) attributable to non-controlling interests	(23)	52	(6)	—	(26)
Pre-provision net revenue	$178,608	$180,709	$154,769	$175,434	$175,312

	Sep. 30, 2025	June 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024
Information on net interest income and net interest margin excluding trading activities:
Net interest income	$337,646	$328,166	$316,251	$313,046	$308,119
Less: Trading activities net interest income	14,325	16,138	15,174	4,648	3,751
Net interest income excluding trading activities	323,321	312,028	301,077	308,398	304,368
Add: Tax-equivalent adjustment	2,565	2,574	2,542	2,466	2,385
Tax-equivalent net interest income excluding trading activities	$325,886	$314,602	$303,619	$310,864	$306,753

Average interest-earning assets	$46,429,240	$46,984,071	$45,606,324	$45,375,438	$45,911,383
Less: Average trading activities interest-earning assets	5,603,200	6,876,788	5,881,997	5,636,949	5,802,448
Average interest-earning assets excluding trading activities	$40,826,040	$40,107,283	$39,724,327	$39,738,489	$40,108,935

Net interest margin on average interest-earning assets	2.91%	2.80%	2.78%	2.75%	2.68%
Net interest margin on average trading activities interest-earning assets	1.07%	0.93%	0.98%	0.36%	0.29%
Net interest margin on average interest-earning assets excluding trading activities	3.16%	3.12%	3.05%	3.09%	3.02%

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

Interest Rate Risk – Other than Trading

As previously noted in the Net Interest Income section of this report, management has implemented strategies to manage the Company's balance sheet exposure to changes in interest rates over a twelve-month period within established policy limits. The effectiveness of these strategies in managing the overall interest rate risk is evaluated through the use of an asset/liability model. BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest income. A simulation model is used to estimate the effect of changes in interest rates on our performance across multiple interest rate scenarios. Our current internal policy limit for net interest income variation due to a 200 basis point parallel change in market interest rates over twelve months is a maximum decline of 8.5%. Management also reviews alternative rate changes and time periods.

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

The interest rate sensitivity in Table 24 indicates management's estimation of the impact of rate changes on net interest income. Should deposit costs be 10% more sensitive to changes in rates, the variation in net interest income over the next twelve months would be 1.49%, or $20.7 million, for the 100 basis point decrease scenario. Alternatively, should deposit funding costs be 10% less sensitive to changes in rates, the variation in net interest income over the next twelve months would be 0.22%, or $3.0 million, for the 100 basis point decrease scenario. Additionally, in a flattening yield curve scenario where long-term rates increase by 100 basis points and short-term rates increase by 200 basis points, net interest revenue would decrease approximately 4.89%, or $68.0 million.

Table 24 – Interest Rate Sensitivity
(Dollars in thousands)

	Sep. 30, 2025				June 30, 2025
	200 bp Increase	100 bp Increase	100 bp Decrease	200 bp Decrease	200 bp Increase	100 bp Increase	100 bp Decrease	200 bp Decrease
Anticipated impact over the next twelve months on net interest income	$(36,500)	$(14,900)	$11,700	$27,300	$(38,600)	$(15,100)	$11,100	$26,200
	(2.63)%	(1.07)%	0.84%	1.96%	(2.79)%	(1.09)%	0.80%	1.89%
Anticipated impact over months twelve through twenty-four on net interest income	$(23,900)	$3,600	$(13,100)	$(22,200)	$(32,400)	$2,900	$(13,700)	$(23,600)
	(1.59)%	0.24%	(0.87)%	(1.48)%	(2.16)%	0.19%	(0.91)%	(1.57)%

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

Table 25 – MSR Asset and Hedge Sensitivity Analysis
(In thousands)

	Sep. 30, 2025		June 30, 2025
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
MSR Asset	$14,190	$(16,840)	$13,160	$(16,233)
MSR Hedge	(16,223)	16,213	(13,620)	13,503
Net Exposure	$(2,033)	$(627)	$(460)	$(2,730)

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

Table 26 – Mortgage Pipeline Sensitivity Analysis
(In thousands)

	Three Months Ended				Nine Months Ended
	Sep. 30, 2025		June 30, 2025		Sep. 30, 2025		Sep. 30, 2024
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(217)	$(73)	$(164)	$(64)	$(170)	$(67)	$(68)	$(52)
Low[2]	(38)	182	(37)	16	(37)	182	93	126
High[3]	(397)	(214)	(242)	(141)	(397)	(214)	(255)	(187)
Period End	(376)	(143)	(94)	(38)	(376)	(143)	(240)	(36)
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

The trading portfolio's VaR and SVaR profiles are influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. Table 27 below summarizes certain VaR and SVaR based measures for the three months ended September 30, 2025, June 30, 2025, September 30, 2024, and June 30, 2024.

Table 27 – VaR and SVaR Measures
(In thousands)

	Three Months Ended
	Sep. 30, 2025		June 30, 2025		Sep. 30, 2024		June 30, 2024
	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR
Average[1]	$2,720	$6,720	$1,897	$7,046	$4,858	$8,504	$3,711	$6,232
Low	1,140	3,595	1,077	4,002	2,443	4,887	1,776	3,763
High	4,815	10,003	4,697	12,874	9,645	13,914	6,862	9,751
Period End	2,758	5,571	1,736	6,158	2,735	6,173	2,200	6,795
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

Limit Structure

Beyond VaR and SVaR described above, Management also performs a sensitivity analysis to measure market risk from changes in interest rates on its trading portfolio. Applicable interest rates are shocked up and down 50 basis points, calculating an estimated change in fair value, net of economic hedging activity that may result. The Board has approved a $14 million market risk limit for the trading portfolio, net of economic hedges.

Table 28 – Trading Sensitivity Analysis
(In thousands)

	Three Months Ended				Nine Months Ended
	Sep. 30, 2025		June 30, 2025		Sep. 30, 2025		Sep. 30, 2024
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(2,151)	$6,660	$(545)	$3,838	$(1,241)	$5,012	$(2,680)	$4,470
Low[2]	3,454	10,647	2,982	10,934	3,602	10,934	4,622	11,070
High[3]	(6,472)	725	(7,841)	59	(7,841)	(379)	(8,243)	(3,120)
Period End	(1,694)	6,601	2,982	1,616	(1,694)	6,601	1,164	1,309
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

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Interest revenue	2025	2024	2025	2024
Loans	$416,935	$453,779	$1,215,539	$1,339,570
Residential mortgage loans held for sale	1,405	1,495	3,726	3,766
Trading securities	72,653	76,419	232,756	219,457
Investment securities	6,536	7,381	20,257	22,774
Available-for-sale securities	133,396	125,490	392,206	362,806
Fair value option securities	1,441	189	2,938	578
Restricted equity securities	6,605	8,426	20,691	26,476
Interest-bearing cash and cash equivalents	5,482	7,131	17,337	21,912
Total interest revenue	644,453	680,310	1,905,450	1,997,339
Interest expense
Deposits	241,833	271,128	721,348	768,005
Borrowed funds	64,974	98,706	198,367	324,647
Subordinated debentures	—	2,357	3,672	6,975
Total interest expense	306,807	372,191	923,387	1,099,627
Net interest income	337,646	308,119	982,063	897,712
Provision for credit losses	2,000	2,000	2,000	18,000
Net interest income after provision for credit losses	335,646	306,119	980,063	879,712
Other operating revenue
Brokerage and trading revenue	43,239	50,391	112,432	162,587
Transaction card revenue	29,463	28,495	86,116	81,234
Fiduciary and asset management revenue	63,878	57,384	188,814	170,265
Deposit service charges and fees	31,896	30,450	93,490	88,707
Mortgage banking revenue	19,764	18,372	58,572	55,967
Other revenue	16,190	17,402	46,452	44,325
Total fees and commissions revenue	204,430	202,494	585,876	603,085
Other gains, net	8,264	13,087	15,679	74,731
Gain (loss) on derivatives, net	(453)	8,991	14,647	(733)
Gain on fair value option securities, net	630	764	2,067	365
Change in fair value of mortgage servicing rights	(2,375)	(16,453)	(14,634)	(2,023)
Gain (loss) on available-for-sale securities, net	213	(691)	213	(45,828)
Total other operating revenue	210,709	208,192	603,848	629,597
Other operating expense
Personnel	226,347	206,821	655,243	600,564
Business promotion	9,960	7,681	27,917	23,909
Charitable contributions to BOKF Foundation	—	—	—	13,610
Professional fees and services	15,137	13,405	43,808	38,746
Net occupancy and equipment	33,040	32,077	98,689	92,615
FDIC and other insurance	7,302	8,186	20,328	24,243
FDIC special assessment	(1,209)	(1,437)	(1,209)	6,207
Data processing and communications	50,062	47,554	147,237	139,249
Printing, postage, and supplies	4,036	3,594	11,742	11,380
Amortization of intangible assets	2,656	2,856	7,964	8,757
Mortgage banking costs	10,668	9,059	25,068	23,946
Other expense	11,771	11,229	35,015	34,873
Total other operating expense	369,770	341,025	1,071,802	1,018,099
Net income before taxes	176,585	173,286	512,109	491,210
Federal and state income taxes	35,714	33,313	111,397	103,811
Net income	140,871	139,973	400,712	387,399
Net income (loss) attributable to non-controlling interests	(23)	(26)	23	(16)
Net income attributable to BOK Financial Corporation shareholders	$140,894	$139,999	$400,689	$387,415
Earnings per share:
Basic	$2.22	$2.18	$6.27	$6.01
Diluted	$2.22	$2.18	$6.27	$6.01
Average shares used in computation:
Basic	62,840,270	63,489,581	63,196,043	63,830,188
Diluted	62,840,270	63,489,581	63,196,043	63,830,188
Dividends declared per share	$0.57	$0.55	$1.71	$1.65
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$140,871	$139,973	$400,712	$387,399
Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	73,209	341,185	333,866	263,436
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	8,642	11,431	27,280	35,641
Loss (gain) on available-for-sale securities, net	(213)	691	(213)	45,828
Other comprehensive income before income taxes	81,638	353,307	360,933	344,905
Federal and state income taxes	19,292	83,094	84,557	81,094
Other comprehensive income, net of income taxes	62,346	270,213	276,376	263,811
Comprehensive income	203,217	410,186	677,088	651,210
Comprehensive income (loss) attributable to non-controlling interests	(23)	(26)	23	(16)
Comprehensive income attributable to BOK Financial Corporation shareholders	$203,240	$410,212	$677,065	$651,226
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	Sep. 30, 2025	Dec. 31, 2024
	(Unaudited)	(Footnote 1)
Assets
Cash and due from banks	$880,721	$1,043,969
Interest-bearing cash and cash equivalents	545,322	390,732
Trading securities	4,255,732	4,899,090
Investment securities, net of allowance (fair value: September 30, 2025 – $1,702,225; December 31, 2024 – $1,817,929)	1,837,647	2,017,225
Available-for-sale securities	13,481,030	12,851,600
Fair value option securities	104,688	17,876
Restricted equity securities	248,605	406,178
Residential mortgage loans held for sale	100,060	77,561
Loans	24,865,194	24,114,724
Allowance for loan losses	(277,692)	(280,035)
Loans, net of allowance	24,587,502	23,834,689
Premises and equipment, net	636,256	634,485
Receivables	288,140	281,091
Goodwill	1,044,749	1,044,749
Intangible assets, net	37,376	46,788
Mortgage servicing rights	326,399	338,145
Real estate and other repossessed assets, net of allowance (September 30, 2025 – $5,889; December 31, 2024 – $5,537)	1,751	2,254
Derivative contracts, net	299,215	242,809
Cash surrender value of bank-owned life insurance	419,103	416,741
Receivable on unsettled securities sales	64,515	4,825
Other assets	1,034,576	1,135,085
Total assets	$50,193,387	$49,685,892

Liabilities and Equity
Liabilities:
Non-interest bearing demand deposits	$7,907,176	$8,371,897
Interest-bearing deposits:
Transaction	25,983,228	25,455,106
Savings	846,736	828,817
Time	3,762,878	3,535,410
Total deposits	38,500,018	38,191,230
Funds purchased and repurchase agreements	970,950	1,292,856
Other borrowings	3,239,507	3,030,123
Subordinated debentures	—	131,200
Accrued interest, taxes, and expense	312,283	352,345
Derivative contracts, net	306,796	237,582
Due on unsettled securities purchases	321,729	405,494
Other liabilities	517,179	494,105
Total liabilities	44,168,462	44,134,935
Shareholders' equity:
Common stock (0.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: September 30, 2025 – 77,038,149; December 31, 2024 – 76,817,607)	5	5
Capital surplus	1,447,084	1,429,628
Retained earnings	5,883,501	5,592,100
Treasury stock (shares at cost: September 30, 2025 – 13,790,473; December 31, 2024 – 12,696,308)	(1,081,391)	(970,340)
Accumulated other comprehensive loss	(226,664)	(503,040)
Total shareholders' equity	6,022,535	5,548,353
Non-controlling interests	2,390	2,604
Total equity	6,024,925	5,550,957
Total liabilities and equity	$50,193,387	$49,685,892
See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited)
(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, June 30, 2025	77,035	$5	$1,441,326	$5,778,878	13,424	$(1,040,311)	$(289,010)	$5,890,888	$2,468	$5,893,356
Net income (loss)	—	—	—	140,894	—	—	—	140,894	(23)	140,871
Other comprehensive income	—	—	—	—	—	—	62,346	62,346	—	62,346
Repurchase of common stock	—	—	—	—	366	(40,981)	—	(40,981)	—	(40,981)
Share-based compensation plans:
Non-vested shares awarded, net	3	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	—	(99)	—	(99)	—	(99)
Share-based compensation	—	—	5,758	—	—	—	—	5,758	—	5,758
Cash dividends on common stock	—	—	—	(36,271)	—	—	—	(36,271)	—	(36,271)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(55)	(55)
Balance, September 30, 2025	77,038	$5	$1,447,084	$5,883,501	13,790	$(1,081,391)	$(226,664)	$6,022,535	$2,390	$6,024,925

Balance, December 31, 2024	76,818	$5	$1,429,628	$5,592,100	12,696	$(970,340)	$(503,040)	$5,548,353	$2,604	$5,550,957
Net income	—	—	—	400,689	—	—	—	400,689	23	400,712
Other comprehensive income	—	—	—	—	—	—	276,376	276,376	—	276,376
Repurchase of common stock	—	—	—	—	1,039	(104,776)	—	(104,776)	—	(104,776)
Share-based compensation plans:
Non-vested shares awarded, net	220	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	55	(6,275)	—	(6,275)	—	(6,275)
Share-based compensation	—	—	17,456	—	—	—	—	17,456	—	17,456
Cash dividends on common stock	—	—	—	(109,288)	—	—	—	(109,288)	—	(109,288)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(237)	(237)
Balance, September 30, 2025	77,038	$5	$1,447,084	$5,883,501	13,790	$(1,081,391)	$(226,664)	$6,022,535	$2,390	$6,024,925

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, June 30, 2024	76,823	$5	$1,416,807	$5,387,949	12,695	$(970,129)	$(605,502)	$5,229,130	$2,840	$5,231,970
Net income (loss)	—	—	—	139,999	—	—	—	139,999	(26)	139,973
Other comprehensive income	—	—	—	—	—	—	270,213	270,213	—	270,213
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—
Share-based compensation plans:
Non-vested shares awarded, net	(9)	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	1	(70)	—	(70)	—	(70)
Share-based compensation	—	—	8,317	—	—	—	—	8,317	—	8,317
Cash dividends on common stock	—	—	—	(35,146)	—	—	—	(35,146)	—	(35,146)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(59)	(59)
Balance, September 30, 2024	76,814	$5	$1,425,124	$5,492,802	12,696	$(970,199)	$(335,289)	$5,612,443	$2,755	$5,615,198

Balance, December 31, 2023	76,593	$5	$1,406,745	$5,211,512	11,626	$(876,720)	$(599,100)	$5,142,442	$2,977	$5,145,419
Net income (loss)	—	—	—	387,415	—	—	—	387,415	(16)	387,399
Other comprehensive income	—	—	—	—	—	—	263,811	263,811	—	263,811
Repurchase of common stock	—	—	—	—	1,029	(89,779)	—	(89,779)	—	(89,779)
Share-based compensation plans:
Non-vested shares awarded, net	221	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	41	(3,700)	—	(3,700)	—	(3,700)
Share-based compensation	—	—	18,379	—	—	—	—	18,379	—	18,379
Cash dividends on common stock	—	—	—	(106,125)	—	—	—	(106,125)	—	(106,125)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(206)	(206)
Balance, September 30, 2024	76,814	$5	$1,425,124	$5,492,802	12,696	$(970,199)	$(335,289)	$5,612,443	$2,755	$5,615,198
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash Flows From Operating Activities:
Net income	$400,712	$387,399
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	2,000	18,000
Change in fair value of mortgage servicing rights due to market assumption changes	14,634	2,023
Change in the fair value of mortgage servicing rights due to principal payments	20,702	21,508
Net unrealized (gains) losses from derivative contracts	86,876	(123,979)
Share-based compensation	17,456	18,379
Depreciation and amortization	82,692	78,408
Net amortization of discounts and premiums	(38,996)	(31,633)
Net losses (gains) on financial instruments and other losses (gains), net	(15,892)	(29,012)
Net loss (gain) on mortgage loans held for sale	(6,359)	(6,508)
Mortgage loans originated for sale	(608,782)	(603,963)
Proceeds from sale of mortgage loans held for sale	592,989	572,861
Capitalized mortgage servicing rights	(8,975)	(10,812)
Charitable contributions to BOKF Foundation	—	13,610
Change in trading and fair value option securities	556,474	55,270
Change in receivables	(47,029)	219,583
Change in other assets	55,431	97,074
Change in other liabilities	(126,430)	211,240
Net cash provided by (used in) operating activities	977,503	889,448
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	177,815	172,086
Proceeds from maturities or redemptions of available-for-sale securities	1,618,118	1,531,719
Purchases of available-for-sale securities	(2,048,792)	(2,807,115)
Proceeds from sales of available-for-sale securities	171,345	839,352
Change in amount receivable on unsettled available-for-sale securities transactions	(20,429)	91,132
Loans originated, net of principal collected	(720,286)	(79,038)
Net proceeds from derivative asset contracts	(34,296)	(13,870)
Net change in restricted equity securities	157,573	33,764
Proceeds from disposition of assets	22,681	18,029
Purchases of assets	(106,117)	(124,451)
Net cash provided by (used in) investing activities	(782,388)	(338,392)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	81,320	2,381,483
Net change in time deposits	227,468	825,934
Net change in other borrowed funds	(146,702)	(3,363,116)
Repayment of subordinated debentures	(132,166)	—
Net payments on derivative liability contracts	6,630	14,294
Net change in derivative margin accounts	(11,506)	37,060
Change in amount due on unsettled available-for-sale securities transactions	(8,478)	(119,332)
Issuance of common and treasury stock, net	(6,275)	(3,700)
Repurchase of common stock	(104,776)	(89,779)
Dividends paid	(109,288)	(106,125)
Net cash provided by (used in) financing activities	(203,773)	(423,281)
Net increase (decrease) in cash and cash equivalents	(8,658)	127,775
Cash and cash equivalents at beginning of period	1,434,701	1,348,265
Cash and cash equivalents at end of period	$1,426,043	$1,476,040

Supplemental Cash Flow Information:
Cash paid for interest	$940,376	$1,097,666
Cash paid for taxes	72,959	67,803
Net loans and bank premises transferred to repossessed real estate and other assets	156	440
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	34,180	12,599
Conveyance of other real estate owned guaranteed by U.S. government agencies	3,168	2,912
Right-of-use assets obtained in exchange for operating lease liabilities	4,273	20,100
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

The financial information should be read in conjunction with BOK Financial's 2024 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2024, have been derived from the audited financial statements included in BOK Financial's 2024 Form 10-K but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine-month period ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

FASB ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

The FASB issued ASU 2025-05 on July 30,2025, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. Under the practical expedient, entities may assume current conditions as of the balance sheet date remain unchanged for the remaining life of the asset when developing reasonable and supportable forecasts. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently assessing the impact ASU 2025-05 will have on its disclosures.

FASB ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software

The FASB issued ASU 2025-06 on September 18, 2025, which modernizes the accounting for internal-use-software costs. This amendment eliminates accounting consideration of software project development stages and clarifies the threshold applied to begin capitalizing costs. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently assessing the impact ASU 2025-06 will have on its internal software costs.

(2) Securities

Trading Securities

The fair value and net unrealized gain (loss) included in trading securities are as follows (in thousands):

	September 30, 2025		December 31, 2024
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government securities	$4,821	$9	$21,275	$(60)
Residential agency mortgage-backed securities	4,133,011	20,064	4,792,695	(37,439)
Municipal securities	74,613	(55)	62,230	(566)
Other trading securities	43,287	90	22,890	33
Total trading securities	$4,255,732	$20,108	$4,899,090	$(38,032)
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	September 30, 2025
	Amortized	Carrying	Fair	Gross Unrealized
	Cost	Value[1]	Value	Gain	Loss
Municipal securities	$88,525	$88,525	$90,285	$1,831	$(71)
Mortgage-backed securities:
Residential agency	1,807,835	1,717,351	1,581,160	93	(136,284)
Commercial agency	17,257	16,441	16,023	—	(418)
Other debt securities	15,538	15,538	14,757	—	(781)
Total investment securities	1,929,155	1,837,855	1,702,225	1,924	(137,554)
Allowance for credit losses	(208)	(208)	—	—	—
Investment securities, net of allowance	$1,928,947	$1,837,647	$1,702,225	$1,924	$(137,554)
1    Carrying value includes $91 million of net unrealized loss which remains in AOCI in the Consolidated Balance Sheets related to certain securities transferred during the second quarter of 2022 from the AFS securities portfolio to the investment securities portfolio.

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

The amortized cost and fair values of investment securities at September 30, 2025, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Carrying value	$47,685	$58,873	$13,933	$13	$120,504	2.25
Fair value	48,723	59,162	13,167	13	121,065
Residential mortgage-backed securities:
Carrying value[2]					$1,717,351
Fair value					1,581,160
Total investment securities:
Carrying value					$1,837,855
Fair value					1,702,225
1Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.4 years based upon current prepayment assumptions.

Temporarily Impaired Investment Securities
(Dollars in thousands):

	September 30, 2025
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	5	$—	$—	$3,625	$71	$3,625	$71
Mortgage-backed securities:
Residential agency	115	—	—	1,580,047	136,284	1,580,047	136,284
Commercial agency	2	—	—	16,023	418	16,023	418
Other debt securities	2	—	—	9,245	781	9,245	781
Total investment securities	124	$—	$—	$1,608,940	$137,554	$1,608,940	$137,554

	December 31, 2024
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	20	$14,485	$65	$7,107	$283	$21,592	$348
Mortgage-backed securities:
Residential agency	116	—	—	1,679,889	199,754	1,679,889	199,754
Commercial agency	2	—	—	15,357	863	15,357	863
Other debt securities	3	—	—	9,271	1,005	9,271	1,005
Total investment securities	141	$14,485	$65	$1,711,624	$201,905	$1,726,109	$201,970

Available-for-Sale Securities

The amortized cost and fair value of available-for-sale securities are as follows (in thousands):

	September 30, 2025
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,000	$972	$—	$(28)
Municipal securities	196,937	188,921	—	(8,016)
Mortgage-backed securities:
Residential agency	9,448,172	9,406,920	98,015	(139,267)
Residential non-agency	758,242	739,972	12,168	(30,438)
Commercial agency	3,279,861	3,143,772	6,662	(142,751)
Other debt securities	500	473	—	(27)
Total available-for-sale securities	$13,684,712	$13,481,030	$116,845	$(320,527)

	December 31, 2024
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,000	$945	$—	$(55)
Municipal securities	240,528	225,568	2	(14,962)
Mortgage-backed securities:
Residential agency	8,895,900	8,639,389	17,936	(274,447)
Residential non-agency	814,542	781,209	11,247	(44,580)
Commercial agency	3,436,465	3,204,016	726	(233,175)
Other debt securities	500	473	—	(27)
Total available-for-sale securities	$13,388,935	$12,851,600	$29,911	$(567,246)

The amortized cost and fair values of available-for-sale securities at September 30, 2025, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$450,706	$2,213,053	$392,697	$421,842	$3,478,298	4.69
Fair value	443,022	2,100,852	376,871	413,393	3,334,138
Residential mortgage-backed securities:
Amortized cost[2]					$10,206,414
Fair value					10,146,892
Total available-for-sale securities:
Amortized cost					$13,684,712
Fair value					13,481,030
1Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.1 years based upon current prepayment assumptions.

Sales of available-for-sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Proceeds	$171,345	$101,522	$171,345	$839,352
Gross realized gains	630	1,802	630	2,257
Gross realized losses	(417)	(2,493)	(417)	(48,085)
Related federal and state income tax expense (benefit)	50	(163)	50	(10,779)

The fair value of debt securities pledged as collateral for repurchase agreements, public trust funds on deposit, and for other purposes, as required by law, was $10.3 billion at September 30, 2025 and $9.9 billion at December 31, 2024. The secured parties do not have the right to sell or repledge these securities.

Temporarily Impaired Available-for-Sale Securities
(Dollars in thousands)

	September 30, 2025
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
U.S. Treasury	1	$—	$—	$972	$28	$972	$28
Municipal securities	89	1,035	1	186,386	8,015	187,421	8,016
Mortgage-backed securities:
Residential agency	606	456,786	1,936	2,919,538	137,331	3,376,324	139,267
Residential non-agency	33	44,977	84	442,525	30,354	487,502	30,438
Commercial agency	204	100,493	227	2,617,362	142,524	2,717,855	142,751
Other debt securities	1	—	—	473	27	473	27
Total available-for-sale securities	934	$603,291	$2,248	$6,167,256	$318,279	$6,770,547	$320,527

	December 31, 2024
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
U.S. Treasury	1	$—	$—	$945	$55	$945	$55
Municipal securities	113	1,041	13	222,432	14,949	223,473	14,962
Mortgage-backed securities:
Residential agency	831	3,561,318	50,102	2,880,641	224,345	6,441,959	274,447
Residential non-agency	36	93,113	1,124	457,701	43,456	550,814	44,580
Commercial agency	220	190,718	1,878	2,819,206	231,297	3,009,924	233,175
Other debt securities	1	—	—	473	27	473	27
Total available-for-sale securities	1,202	$3,846,190	$53,117	$6,381,398	$514,129	$10,227,588	$567,246

Based on evaluations of impaired securities as of September 30, 2025, the Company does not intend to sell any impaired AFS debt securities before fair value recovers to the current amortized cost, and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

Fair Value Option Securities

Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the Consolidated Balance Sheets. Changes in the fair value are recognized in earnings as they occur. Certain securities are held as an economic hedge of the mortgage servicing rights.

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	September 30, 2025		December 31, 2024
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Residential agency mortgage-backed securities	$104,688	$405	$17,876	$(1,662)

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

Internal Risk Management Programs

BOK Financial may use derivative contracts in managing its interest rate sensitivity as part of its economic hedge of the change in the fair value of mortgage servicing rights. Changes in the fair value of derivative instruments used in managing interest rate sensitivity and as part of the economic hedge of changes in the fair value of mortgage servicing rights are included in Other operating revenue – Gain (loss) on derivatives, net in the Consolidated Statements of Earnings.

As discussed in Note 5, certain derivative contracts not designated as hedging instruments related to mortgage loan commitments and forward sales contracts are included in Residential mortgage loans held for sale on the Consolidated Balance Sheets. See Note 5 for additional discussion of notional, fair value, and impact on earnings of these contracts.

The following table summarizes the fair values of derivative contracts recorded as "derivative contracts" assets and liabilities in the balance sheet at September 30, 2025 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,791,627	$55,557	$(18,378)	$37,179	$(18,966)	$18,213
Energy contracts	6,351,889	545,474	(327,340)	218,134	(20,384)	197,750
Foreign exchange contracts	81,876	61,286	(55)	61,231	(778)	60,453
Equity option contracts	1,593	234	—	234	(50)	184
Total customer risk management programs	9,226,985	662,551	(345,773)	316,778	(40,178)	276,600
Trading	22,147,710	74,304	(47,776)	26,528	(4,902)	21,626
Internal risk management programs	82,935	989	—	989	—	989
Total derivative contracts	$31,457,630	$737,844	$(393,549)	$344,295	$(45,080)	$299,215

	Liabilities
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,761,850	$55,722	$(18,378)	$37,344	$(270)	$37,074
Energy contracts	6,350,981	522,548	(327,340)	195,208	(4,030)	191,178
Foreign exchange contracts	81,616	61,011	(55)	60,956	—	60,956
Equity option contracts	1,593	234	—	234	—	234
Total customer risk management programs	9,196,040	639,515	(345,773)	293,742	(4,300)	289,442
Trading	21,300,664	74,160	(47,776)	26,384	(15,555)	10,829
Internal risk management programs	671,261	6,525	—	6,525	—	6,525
Total derivative contracts	$31,167,965	$720,200	$(393,549)	$326,651	$(19,855)	$306,796
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following table summarizes the fair values of derivative contracts recorded as "derivative contracts" assets and liabilities in the balance sheet at December 31, 2024 (in thousands):

	Assets
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$3,064,418	$82,191	$(5,369)	$76,822	$(71,485)	$5,337
Energy contracts	7,169,926	521,032	(398,457)	122,575	(3,816)	118,759
Foreign exchange contracts	80,510	42,792	(395)	42,397	(434)	41,963
Equity option contracts	1,593	208	—	208	(50)	158
Total customer risk management programs	10,316,447	646,223	(404,221)	242,002	(75,785)	166,217
Trading	19,577,362	132,581	(56,764)	75,817	(242)	75,575
Internal risk management programs	168	1,017	—	1,017	—	1,017
Total derivative contracts	$29,893,977	$779,821	$(460,985)	$318,836	$(76,027)	$242,809

	Liabilities
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$3,064,418	$82,141	$(5,369)	$76,772	$—	$76,772
Energy contracts	7,076,929	488,113	(398,457)	89,656	(1,020)	88,636
Foreign exchange contracts	76,906	39,253	(395)	38,858	(380)	38,478
Equity option contracts	1,593	208	—	208	—	208
Total customer risk management programs	10,219,846	609,715	(404,221)	205,494	(1,400)	204,094
Trading	14,196,406	87,082	(56,764)	30,318	(1,292)	29,026
Internal risk management programs	602,176	4,462	—	4,462	—	4,462
Total derivative contracts	$25,018,428	$701,259	$(460,985)	$240,274	$(2,692)	$237,582
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended
	September 30, 2025		September 30, 2024
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts	$1,339	$—	$1,606	$—
Energy contracts	4,351	—	5,612	—
Foreign exchange contracts	25	—	207	—
Equity option contracts	—	—	—	—
Total customer risk management programs	5,715	—	7,425	—
Trading[1]	43,755	—	(11,669)	—
Internal risk management programs	—	(453)	—	8,991
Total derivative contracts	$49,470	$(453)	$(4,244)	$8,991
1    Represents changes in fair value of to-be-announced securities and other derivative instruments held to mitigate market risk of trading securities portfolio, which is offset by changes in fair value of trading securities also included in Other operating revenue - Brokerage and trading revenue in the Consolidated Statements of Earnings.

	Nine Months Ended
	September 30, 2025		September 30, 2024
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts	2,975	—	4,613	—
Energy contracts	18,551	—	15,589	—
Foreign exchange contracts	88	—	313	—
Equity option contracts	—	—	—	—
Total customer risk management programs	21,614	—	20,515	—
Trading[1]	(56,644)	—	104,613	—
Internal risk management programs	—	14,647	—	(733)
Total derivative contracts	$(35,030)	$14,647	$125,128	$(733)
1    Represents changes in fair value of to-be-announced securities and other derivative instruments held to mitigate market risk of trading securities portfolio, which is offset by changes in fair value of trading securities also included in Other operating revenue - Brokerage and trading revenue in the Consolidated Statements of Earnings.

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

Portfolio segments of the loan portfolio are as follows (in thousands):

	September 30, 2025				December 31, 2024
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$3,400,985	$11,079,685	$32,270	$14,512,940	$3,450,238	$11,565,251	$14,647	$15,030,136
Commercial real estate	659,296	5,086,502	6,809	5,752,607	668,532	4,380,015	9,905	5,058,452
Loans to individuals	2,906,281	1,660,051	33,315	4,599,647	2,620,936	1,383,027	22,173	4,026,136
Total	$6,966,562	$17,826,238	$72,394	$24,865,194	$6,739,706	$17,328,293	$46,725	$24,114,724

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2025, outstanding commitments totaled $15.3 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management's credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At September 30, 2025, outstanding standby letters of credit totaled $643 million.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit is summarized as follows (in thousands):

	Three Months Ended
	September 30, 2025
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$144,398	$85,107	$47,544	$277,049
Provision for loan losses	(4,262)	4,055	4,477	4,270
Loans charged off	(3,157)	—	(1,191)	(4,348)
Recoveries of loans previously charged off	79	81	561	721
Ending balance	$137,058	$89,243	$51,391	$277,692

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$16,995	$33,558	$2,439	$52,992
Provision for off-balance sheet credit risk	1,839	(3,081)	(966)	(2,208)
Ending balance	$18,834	$30,477	$1,473	$50,784

	Nine Months Ended
	September 30, 2025
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$145,153	$91,072	$43,810	$280,035
Provision for loan losses	(4,373)	(1,979)	9,302	2,950
Loans charged off	(4,277)	(126)	(3,549)	(7,952)
Recoveries of loans previously charged off	555	276	1,828	2,659
Ending balance	$137,058	$89,243	$51,391	$277,692

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$18,046	$31,959	$1,635	$51,640
Provision for off-balance sheet credit risk	788	(1,482)	(162)	(856)
Ending balance	$18,834	$30,477	$1,473	$50,784

	Three Months Ended
	September 30, 2024
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$150,737	$96,256	$40,833	$287,826
Provision for loan losses	918	(4,944)	602	(3,424)
Loans charged off	(856)	—	(1,640)	(2,496)
Recoveries of loans previously charged off	1,562	226	762	2,550
Ending balance	$152,361	$91,538	$40,557	$284,456

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$17,316	$23,314	$1,706	$42,336
Provision for off-balance sheet credit risk	357	5,058	15	5,430
Ending balance	$17,673	$28,372	$1,721	$47,766

	Nine Months Ended
	September 30, 2024
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$141,232	$94,718	$41,173	$277,123
Provision for loan losses	19,670	(1,991)	2,005	19,684
Loans charged off	(11,487)	(1,455)	(4,554)	(17,496)
Recoveries of loans previously charged off	2,946	266	1,933	5,145
Ending balance	$152,361	$91,538	$40,557	$284,456

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$19,762	$27,439	$1,776	$48,977
Provision for off-balance sheet credit risk	(2,089)	933	(55)	(1,211)
Ending balance	$17,673	$28,372	$1,721	$47,766

A $2.0 million provision for credit losses was necessary for the third quarter of 2025, reflecting the impact of loan growth during the quarter, partially offset by a slight improvement in economic forecast scenarios.

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each measurement method at September 30, 2025, is as follows (in thousands):

	Collectively Measured for General Allowances		Individually Measured for Specific Allowances		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$14,480,670	$134,908	$32,270	$2,150	$14,512,940	$137,058
Commercial real estate	5,745,798	87,048	6,809	2,195	5,752,607	89,243
Loans to individuals	4,566,332	51,391	33,315	—	4,599,647	51,391
Total	$24,792,800	$273,347	$72,394	$4,345	$24,865,194	$277,692

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

Other loans especially mentioned ("Special Mention") are currently performing in compliance with the original terms of the agreement but may have a potential weakness that deserves management's close attention, consistent with regulatory guidelines. Non-graded loans 30 days to 59 days past due are categorized as Special Mention.

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

The following table summarizes the Company’s loan portfolio at September 30, 2025, by the risk grade categories and vintage (in thousands):

	Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Healthcare
Pass	$633,845	$492,224	$471,134	$725,177	$452,204	$701,112	$182,468	$11	$3,658,175
Special Mention	—	—	—	43,817	99	—	215	—	44,131
Accruing Substandard	—	9,633	37,655	4,178	5,192	89,055	6,017	—	151,730
Nonaccrual	—	—	15,080	83	377	8,788	179	—	24,507
Total healthcare	633,845	501,857	523,869	773,255	457,872	798,955	188,879	11	3,878,543
Services
Pass	421,853	497,289	563,115	390,330	291,597	650,606	838,852	163	3,653,805
Special Mention	57	1,425	389	2,179	—	15,991	1,356	—	21,397
Accruing Substandard	4,621	226	10,800	1,440	2,263	7,929	515	—	27,794
Nonaccrual	414	29	42	879	183	146	5,954	—	7,647
Total services	426,945	498,969	574,346	394,828	294,043	674,672	846,677	163	3,710,643
Loans charged off, year-to-date	—	—	—	—	—	—	3,242	21	3,263
Energy
Pass	125,265	70,851	46,400	10,977	2,383	21,235	2,382,659	—	2,659,770
Accruing Substandard	—	—	—	—	—	—	21,711	—	21,711
Nonaccrual	—	—	—	—	—	31	—	—	31
Total energy	125,265	70,851	46,400	10,977	2,383	21,266	2,404,370	—	2,681,512
Loans charged off, year-to-date	—	—	—	—	—	—	94	—	94
General business
Pass	709,654	464,843	420,590	207,485	156,634	334,999	1,826,400	1,643	4,122,248
Special Mention	3,488	1,745	1,152	2,368	—	551	43,252	48	52,604
Accruing Substandard	871	5,406	7,497	34,105	1,745	10,557	7,124	—	67,305
Nonaccrual	—	—	—	—	—	48	—	37	85
Total general business	714,013	471,994	429,239	243,958	158,379	346,155	1,876,776	1,728	4,242,242
Loans charged off, year-to-date	8	—	132	—	—	—	751	29	920
Total commercial	1,900,068	1,543,671	1,573,854	1,423,018	912,677	1,841,048	5,316,702	1,902	14,512,940

Commercial real estate:
Pass	738,423	815,271	531,581	1,898,991	725,665	859,915	104,375	—	5,674,221
Special Mention	—	—	—	—	—	3,129	—	—	3,129
Accruing Substandard	—	486	—	4,977	29,324	33,661	—	—	68,448
Nonaccrual	—	—	—	—	—	6,809	—	—	6,809
Total commercial real estate	738,423	815,757	531,581	1,903,968	754,989	903,514	104,375	—	5,752,607
Loans charged off, year-to-date	—	—	—	126	—	—	—	—	126

	Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Loans to individuals:
Residential mortgage
Pass	446,478	431,184	283,185	259,320	287,695	472,200	440,835	25,256	2,646,153
Special Mention	—	211	55	212	87	5,579	1,059	1,233	8,436
Accruing Substandard	—	169	84	—	—	86	183	—	522
Nonaccrual	16	694	2,278	2,053	1,276	9,668	4,462	808	21,255
Total residential mortgage	446,494	432,258	285,602	261,585	289,058	487,533	446,539	27,297	2,676,366
Loans charged off, year-to-date	—	—	48	—	—	56	178	—	282
Residential mortgage guaranteed by U.S. government agencies
Pass	—	2,504	7,145	8,339	3,512	122,794	—	—	144,294
Nonaccrual	—	—	—	—	—	7,348	—	—	7,348
Total residential mortgage guaranteed by U.S. government agencies	—	2,504	7,145	8,339	3,512	130,142	—	—	151,642
Personal
Pass	367,936	232,742	198,942	148,235	101,747	213,229	482,518	344	1,745,693
Special Mention	37	48	50	10	20	5	1,212	—	1,382
Accruing Substandard	6,703	21	—	—	—	128	13,000	—	19,852
Nonaccrual	7	41	4,636	12	14	2	—	—	4,712
Total personal	374,683	232,852	203,628	148,257	101,781	213,364	496,730	344	1,771,639
Loans charged off, year-to-date[1]	3,130	66	22	19	—	5	25	—	3,267

Total loans to individuals	821,177	667,614	496,375	418,181	394,351	831,039	943,269	27,641	4,599,647
Total loans	$3,459,668	$3,027,042	$2,601,810	$3,745,167	$2,062,017	$3,575,601	$6,364,346	$29,543	$24,865,194
1    Includes charge-offs on deposit overdrafts, which are generally charged off at 60 days past due.

The following table summarizes the Company's loan portfolio at December 31, 2024, by the risk grade categories and vintage (in thousands):

	Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Healthcare
Pass	$539,305	$544,103	$896,042	$481,816	$344,609	$644,441	$249,793	$10	$3,700,119
Special Mention	—	15,000	64,895	110	—	32,555	255	—	112,815
Accruing Substandard	—	38,180	5,253	15,529	51,134	29,151	1,635	—	140,882
Nonaccrual	—	—	96	463	—	13,158	—	—	13,717
Total healthcare	539,305	597,283	966,286	497,918	395,743	719,305	251,683	10	3,967,533
Loans charged off, year-to-date	—	—	—	—	—	7,240	—	—	7,240
Services
Pass	629,978	625,969	422,015	404,949	187,324	570,775	745,853	379	3,587,242
Special Mention	—	3,324	123	1,537	—	11,796	17,923	—	34,703
Accruing Substandard	—	675	9,030	20	1,217	7,750	1,399	400	20,491
Nonaccrual	—	—	—	—	—	—	767	—	767
Total services	629,978	629,968	431,168	406,506	188,541	590,321	765,942	779	3,643,203
Loans charged off, year-to-date	—	—	—	—	22	80	9	—	111
Energy
Pass	148,972	46,094	39,050	2,621	6,488	16,989	2,985,161	—	3,245,375
Accruing Substandard	—	—	—	—	—	—	9,300	—	9,300
Nonaccrual	—	—	—	—	—	49	—	—	49
Total energy	148,972	46,094	39,050	2,621	6,488	17,038	2,994,461	—	3,254,724
Loans charged off, year-to-date	—	—	—	—	—	—	226	—	226
General business
Pass	740,440	571,897	267,528	176,468	117,755	319,986	1,862,643	1,938	4,058,655
Special Mention	4,399	5,749	4,285	7,002	224	1,736	3,037	—	26,432
Accruing Substandard	3,980	15,872	43,300	4,764	992	4,708	5,859	—	79,475
Nonaccrual	—	32	—	—	—	23	—	59	114
Total general business	748,819	593,550	315,113	188,234	118,971	326,453	1,871,539	1,997	4,164,676
Loans charged off, year-to-date	—	27	1,465	—	—	166	2,425	103	4,186
Total commercial	2,067,074	1,866,895	1,751,617	1,095,279	709,743	1,653,117	5,883,625	2,786	15,030,136

Commercial real estate:
Pass	436,206	512,614	2,004,558	793,161	233,619	810,497	141,307	—	4,931,962
Special Mention	—	313	14,907	32,131	—	—	—	—	47,351
Accruing Substandard	—	—	36,981	—	—	32,253	—	—	69,234
Nonaccrual	—	—	—	—	—	9,905	—	—	9,905
Total commercial real estate	436,206	512,927	2,056,446	825,292	233,619	852,655	141,307	—	5,058,452
Loans charged off, year-to-date	—	—	—	—	—	1,455	—	—	1,455

	Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Loans to individuals:
Residential mortgage
Pass	530,186	338,187	286,865	318,935	314,814	210,251	395,943	22,929	2,418,110
Special Mention	—	167	148	219	—	113	1,767	—	2,414
Accruing Substandard	—	—	163	—	—	45	898	67	1,173
Nonaccrual	245	1,758	990	522	583	7,420	3,221	522	15,261
Total residential mortgage	530,431	340,112	288,166	319,676	315,397	217,829	401,829	23,518	2,436,958
Loans charged off, year-to-date	—	43	—	—	—	18	10	—	71
Residential mortgage guaranteed by U.S. government agencies
Pass	462	4,337	6,618	2,432	3,506	112,491	—	—	129,846
Nonaccrual	—	—	—	—	280	6,523	—	—	6,803
Total residential mortgage guaranteed by U.S. government agencies	462	4,337	6,618	2,432	3,786	119,014	—	—	136,649
Personal
Pass	245,737	149,572	167,272	115,710	107,291	151,030	510,147	2,619	1,449,378
Special Mention	18	17	30	825	8	—	8	—	906
Accruing Substandard	16	—	—	—	1	129	1,990	—	2,136
Nonaccrual	31	3	30	13	4	5	23	—	109
Total personal	245,802	149,592	167,332	116,548	107,304	151,164	512,168	2,619	1,452,529
Loans charged off, year-to-date[1]	5,269	69	101	52	9	—	26	20	5,546
Total loans to individuals	776,695	494,041	462,116	438,656	426,487	488,007	913,997	26,137	4,026,136
Total loans	$3,279,975	$2,873,863	$4,270,179	$2,359,227	$1,369,849	$2,993,779	$6,938,929	$28,923	$24,114,724
1    Includes charge-offs on deposit overdrafts, which are generally charged off at 60 days past due.

Nonaccruing Loans

A summary of nonaccruing loans at September 30, 2025, follows (in thousands):

	As of September 30, 2025
	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Healthcare	$24,507	$19,405	$5,102	$200
Services	7,647	1,849	5,798	1,950
Energy	31	31	—	—
General business	85	85	—	—
Total commercial	32,270	21,370	10,900	2,150

Commercial real estate	6,809	—	6,809	2,195

Loans to individuals:
Residential mortgage	21,255	21,255	—	—
Residential mortgage guaranteed by U.S. government agencies	7,348	7,348	—	—
Personal	4,712	4,712	—	—
Total loans to individuals	33,315	33,315	—	—

Total	$72,394	$54,685	$17,709	$4,345

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

Loan Modifications to Borrowers Experiencing Financial Difficulty

For the nine months ended September 30, 2025, the Company had $76 million of loan modifications to borrowers experiencing financial difficulty including $32 million of healthcare loans, $15 million of general business loans, $11 million of residential mortgage loans guaranteed by U.S government agencies, and $18 million of commercial real estate loans. Modifications generally consist of interest rate reductions, an other than insignificant payment delay, term extension, or a combination. Approximately $48 million of the modifications were term extensions of commercial loans, and $11 million were combination modifications to residential mortgage loans guaranteed by U.S. government agencies. During the nine months ended September 30, 2025, $14 million of loans that were modified in the previous twelve months defaulted. Approximately $7.1 million of these defaults were related to combination modifications to residential mortgage loans guaranteed by U.S. government agencies, and $5.2 million of these defaults were related to term extensions of healthcare loans. A payment default is defined as being 30 or more days past due after modification.

For the nine months ended September 30, 2024, the Company had $147 million of loan modifications to borrowers experiencing financial difficulty, including $90 million of healthcare loans and $43 million of energy loans. Approximately $141 million of the modifications were term extensions of commercial loans, and $5.9 million were combination modifications to residential mortgage loans guaranteed by U.S. government agencies. During the nine months ended September 30, 2024, $32 million of loans that were modified in the previous twelve months defaulted. Approximately $28 million of these defaults were related to term extensions of commercial loans, and $4.3 million of these defaults were related to combination modifications to residential mortgage loans guaranteed by U.S. government agencies.

Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans, as modified for short-term payment deferral forbearance.

A summary of loans currently performing and past due as of September 30, 2025, is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Healthcare	$3,854,648	$15,107	$—	$8,788	$3,878,543	$—
Services	3,710,413	201	29	—	3,710,643	—
Energy	2,681,512	—	—	—	2,681,512	—
General business	4,238,920	3,081	54	187	4,242,242	187
Total commercial	14,485,493	18,389	83	8,975	14,512,940	187

Commercial real estate	5,745,609	—	233	6,765	5,752,607	—

Loans to individuals:
Residential mortgage	2,651,541	14,281	2,864	7,680	2,676,366	148
Residential mortgage guaranteed by U.S. government agencies	53,712	17,701	13,677	66,552	151,642	61,791
Personal	1,750,804	15,327	77	5,431	1,771,639	800
Total loans to individuals	4,456,057	47,309	16,618	79,663	4,599,647	62,739

Total	$24,687,159	$65,698	$16,934	$95,403	$24,865,194	$62,926

A summary of loans currently performing and past due as of December 31, 2024, is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Healthcare	$3,932,142	$25,778	$—	$9,613	$3,967,533	$—
Services	3,642,436	—	767	—	3,643,203	—
Energy	3,254,724	—	—	—	3,254,724	—
General business	4,161,510	3,067	70	29	4,164,676	—
Total commercial	14,990,812	28,845	837	9,642	15,030,136	—

Commercial real estate	5,048,667	—	—	9,785	5,058,452	—

Loans to individuals:
Residential mortgage	2,416,633	10,930	5,622	3,773	2,436,958	—
Residential mortgage guaranteed by U.S. government agencies	45,910	18,514	15,268	56,957	136,649	52,504
Personal	1,451,397	1,061	48	23	1,452,529	—
Total loans to individuals	3,913,940	30,505	20,938	60,753	4,026,136	52,504

Total	$23,953,419	$59,350	$21,775	$80,180	$24,114,724	$52,504

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments, and forward contract sales and their related fair values included in Residential mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	September 30, 2025		December 31, 2024
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$97,977	$98,121	$77,080	$75,969
Residential mortgage loan commitments	67,842	2,072	36,590	1,119
Forward sales contracts	107,000	(133)	82,000	473
		$100,060		$77,561

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of September 30, 2025, or December 31, 2024. No credit losses were recognized on residential mortgage loans held for sale for the nine month period ended September 30, 2025, and 2024.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Production revenue:
Net realized gains on sale of mortgage loans	$2,202	$2,085	$5,104	$6,449
Net change in unrealized gain (loss) on mortgage loans held for sale	(154)	(190)	1,255	59
Net change in the fair value of mortgage loan commitments	(345)	13	953	579
Net change in the fair value of forward sales contracts	667	(345)	(606)	370
Total mortgage production revenue	2,370	1,563	6,706	7,457
Servicing revenue	17,394	16,809	51,866	48,510
Total mortgage banking revenue	$19,764	$18,372	$58,572	$55,967

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

The following represents a summary of mortgage servicing rights (dollars in thousands):

	September 30, 2025	December 31, 2024
Number of residential mortgage loans serviced for others	124,909	125,728
Outstanding principal balance of residential mortgage loans serviced for others	$22,145,687	$22,269,513
Weighted average interest rate	3.82%	3.73%
Remaining term (in months)	272	276

The following represents activity in capitalized mortgage servicing rights (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning Balance	$334,644	$333,246	$338,145	$293,884
Additions	3,403	3,842	8,975	10,812
Acquisitions	—	3,334	14,615	34,755
Change in fair value due to principal payments	(9,273)	(8,049)	(20,702)	(21,508)
Change in fair value due to market assumption changes	(2,375)	(16,453)	(14,634)	(2,023)
Ending Balance	$326,399	$315,920	$326,399	$315,920

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

Mortgage servicing rights are not traded in active markets. Fair value is determined by discounting the projected net cash flows. Significant market assumptions used to determine fair value based on significant unobservable inputs were as follows:

	September 30, 2025	December 31, 2024
Discount rate – risk-free rate plus a market premium	9.21%	9.60%
Prepayment rate – based upon loan interest rate, original term, and loan type	7.10%	7.09%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$73 - $94	$73 - $94
Delinquent loans	$150 - $500	$150 - $500
Loans in foreclosure	$875 - $6,000	$875 - $6,000
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	3.58%	4.44%
Primary/secondary mortgage rate spread	128 bps	115 bps
Delinquency rate	2.24%	2.19%

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

At September 30, 2025, the Company had $432 million in interests in various alternative investments generally consisting of unconsolidated limited partnership interests in entities for which investment return is in the form of low income housing tax credits or other investments in merchant banking activities. These investments are recognized in Other assets on the Consolidated Balance Sheets. This investment balance also includes $132 million of unfunded commitments included in Other liabilities on the Consolidated Balance Sheets.

(7) Shareholders' Equity

On October 28, 2025, the Company declared a quarterly cash dividend of $0.63 per common share payable on or about November 26, 2025, to shareholders of record as of November 12, 2025.

Dividends declared were $0.57 and $1.71 per share during the three and nine months ended September 30, 2025, and $0.55 and $1.65 per share during the three and nine months ended September 30, 2024.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available-for-Sale Securities	Investment Securities Transferred from AFS	Total
Balance, Dec. 31, 2023	$(473,212)	$(125,888)	$(599,100)
Net change in unrealized gain (loss)	263,436	—	263,436
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	—	35,641	35,641
Loss on available-for-sale securities, net	45,828	—	45,828
Other comprehensive income (loss), before income taxes	309,264	35,641	344,905
Federal and state income taxes	72,711	8,383	81,094
Other comprehensive income (loss), net of income taxes	236,553	27,258	263,811
Balance, September 30, 2024	$(236,659)	$(98,630)	$(335,289)

Balance, Dec. 31, 2024	$(412,348)	$(90,692)	$(503,040)
Net change in unrealized gain (loss)	333,866	—	333,866
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	—	27,280	27,280
Gain on available-for-sale securities, net	(213)	—	(213)
Other comprehensive income (loss), before income taxes	333,653	27,280	360,933
Federal and state income taxes	78,244	6,313	84,557
Other comprehensive income (loss), net of income taxes	255,409	20,967	276,376
Balance, September 30, 2025	$(156,939)	$(69,725)	$(226,664)

(8) Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$140,894	$139,999	$400,689	$387,415
Less: Earnings allocated to participating securities	1,524	1,383	4,298	3,660
Numerator for basic earnings per share – income available to common shareholders	139,370	138,616	396,391	383,755
Add: Effect of reallocating undistributed earnings of participating securities	—	—	—	—
Numerator for diluted earnings per share – income available to common shareholders	$139,370	$138,616	$396,391	$383,755

Denominator:
Weighted average shares outstanding	63,527,696	64,122,351	63,880,864	64,425,159
Less: Participating securities included in weighted average shares outstanding	687,426	632,770	684,821	594,971
Denominator for basic earnings per common share	62,840,270	63,489,581	63,196,043	63,830,188
Add: Dilutive effect of employee stock compensation plans	—	—	—	—
Denominator for diluted earnings per common share	62,840,270	63,489,581	63,196,043	63,830,188

Basic earnings per share	$2.22	$2.18	$6.27	$6.01
Diluted earnings per share	$2.22	$2.18	$6.27	$6.01

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

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2025 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Segment Total	Funds Management and Other	BOK Financial Corporation
Net interest income from external sources	$239,835	$16,141	$16,256	$272,232	$65,414	$337,646
Net interest income (expense) from internal sources	(60,638)	42,310	27,370	9,042	(9,042)	—
Net interest income	179,197	58,451	43,626	281,274	56,372	337,646
Net loans charged off and provision for credit losses	2,609	1,413	(3)	4,019	(2,019)	2,000
Net interest income after provision for credit losses	176,588	57,038	43,629	277,255	58,391	335,646
Other operating revenue	61,745	35,820	111,516	209,081	1,628	210,709
Personnel expense	51,638	25,681	73,032	150,351	75,996	226,347
Non-personnel expense[1]	29,601	38,361	29,939	97,901	45,522	143,423
Total other operating expense	81,239	64,042	102,971	248,252	121,518	369,770
Corporate allocations[2]	17,277	14,326	15,568	47,171	(47,171)	—
Net income before taxes	$139,817	$14,490	$36,606	$190,913	$(14,328)	$176,585

Average assets	$21,722,491	$8,372,125	$11,265,485	$41,360,101	$10,331,975	$51,692,076
1     Non-personnel expense includes other segment items comprised of Business promotion, Charitable contributions to BOKF Foundation, Professional fees and services, Net occupancy and equipment, FDIC and other insurance, Data processing and communications, Printing, postage, and supplies, Amortization of intangible assets, Mortgage banking costs, and other miscellaneous expenses.
2     Corporate allocations include centrally managed operational and administrative expenses that are allocated to segments.

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2025 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Segment Total	Funds Management and Other	BOK Financial Consolidated
Net interest income from external sources	$707,023	$38,344	$55,852	$801,219	$180,844	$982,063
Net interest income (expense) from internal sources	(173,742)	135,473	77,120	38,851	(38,851)	—
Net interest income	533,281	173,817	132,972	840,070	141,993	982,063
Net loans charged off and provision for credit losses	2,786	3,948	(18)	6,716	(4,716)	2,000
Net interest income after provision for credit losses	530,495	169,869	132,990	833,354	146,709	980,063
Other operating revenue	181,698	113,043	311,502	606,243	(2,395)	603,848
Personnel expense	150,621	77,045	206,586	434,252	220,991	655,243
Non-personnel expense[1]	87,899	99,709	83,932	271,540	145,019	416,559
Total other operating expense	238,520	176,754	290,518	705,792	366,010	1,071,802
Corporate allocations[2]	53,492	44,800	43,893	142,185	(142,185)	—
Net income before taxes	$420,181	$61,358	$110,081	$591,620	$(79,511)	$512,109

Average assets	$21,481,669	$8,295,564	$11,400,995	$41,178,228	$10,479,666	$51,657,894
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

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2024 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Segment Total	Funds Management and Other	BOK Financial Corporation
Net interest income from external sources	$273,934	$5,955	$5,693	$285,582	$22,537	$308,119
Net interest income (expense) from internal sources	(66,324)	59,308	27,492	20,476	(20,476)	—
Net interest income	207,610	65,263	33,185	306,058	2,061	308,119
Net loans charged off and provision for credit losses	(1,329)	1,779	(159)	291	1,709	2,000
Net interest income after provision for credit losses	208,939	63,484	33,344	305,767	352	306,119
Other operating revenue	59,482	32,367	112,457	204,306	3,886	208,192
Personnel expense	48,740	24,616	66,524	139,880	66,941	206,821
Non-personnel expense[1]	30,490	33,163	27,015	90,668	43,536	134,204
Total other operating expense	79,230	57,779	93,539	230,548	110,477	341,025
Corporate allocations[2]	17,010	13,298	13,458	43,766	(43,766)	—
Net income before taxes	$172,181	$24,774	$38,804	$235,759	$(62,473)	$173,286

Average assets	$21,881,574	$8,172,256	$10,566,503	$40,620,333	$10,536,702	$51,157,035
1     Non-personnel expense includes other segment items comprised of Business promotion, Charitable contributions to BOKF Foundation, Professional fees and services, Net occupancy and equipment, FDIC and other insurance, Data processing and communications, Printing, postage, and supplies, Amortization of intangible assets, Mortgage banking costs, and other miscellaneous expenses.
2     Corporate allocations include centrally managed operational and administrative expenses that are allocated to segments.

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2024 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Segment Total	Funds Management and Other	BOK Financial Consolidated
Net interest income from external sources	$834,275	$19,291	$4,571	$858,137	$39,575	$897,712
Net interest income (expense) from internal sources	(218,914)	175,271	86,513	42,870	(42,870)	—
Net interest income	615,361	194,562	91,084	901,007	(3,295)	897,712
Net loans charged off and provision for credit losses	8,965	4,834	(174)	13,625	4,375	18,000
Net interest income after provision for credit losses	606,396	189,728	91,258	887,382	(7,670)	879,712
Other operating revenue	164,359	106,132	344,369	614,860	14,737	629,597
Personnel expense	141,401	73,868	193,742	409,011	191,553	600,564
Non-personnel expense[1]	85,745	92,486	89,299	267,530	150,005	417,535
Total other operating expense	227,146	166,354	283,041	676,541	341,558	1,018,099
Corporate allocations[2]	52,519	40,862	44,721	138,102	(138,102)	—
Net income before taxes	$491,090	$88,644	$107,865	$687,599	$(196,389)	$491,210

Average assets	$21,831,765	$8,069,881	$10,770,995	40,672,641	$10,121,955	$50,794,596
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

Fees and commissions revenue by reportable segment and primary service line is as follows for the three months ended September 30, 2025 (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management & Other	BOK Financial Corporation	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$15,494	$—	$15,494	$15,494	$—
Customer hedging revenue	3,031	—	2,189	495	5,715	5,715	—
Retail brokerage revenue	—	—	5,920	—	5,920	—	5,920
Investment banking revenue	4,247	—	11,863	—	16,110	4,237	11,873
Brokerage and trading revenue	7,278	—	35,466	495	43,239	25,446	17,793
TransFund EFT network revenue	23,733	737	(18)	5	24,457	—	24,457
Merchant services revenue	2,513	8	—	—	2,521	—	2,521
Corporate card revenue	2,142	—	256	87	2,485	—	2,485
Transaction card revenue	28,388	745	238	92	29,463	—	29,463
Personal trust revenue	—	—	27,187	—	27,187	—	27,187
Corporate trust revenue	—	—	11,087	—	11,087	—	11,087
Institutional trust & retirement plan services revenue	—	—	19,110	—	19,110	—	19,110
Investment management services and other revenue	—	—	6,494	—	6,494	—	6,494
Fiduciary and asset management revenue	—	—	63,878	—	63,878	—	63,878
Commercial account service charge revenue	17,376	566	635	—	18,577	—	18,577
Overdraft fee revenue	31	5,787	45	3	5,866	—	5,866
Check card revenue	—	6,053	—	—	6,053	—	6,053
Automated service charge and other deposit fee revenue	268	1,079	53	—	1,400	—	1,400
Deposit service charges and fees	17,675	13,485	733	3	31,896	—	31,896
Mortgage production revenue	—	2,370	—	—	2,370	2,370	—
Mortgage servicing revenue	—	18,333	—	(939)	17,394	17,394	—
Mortgage banking revenue	—	20,703	—	(939)	19,764	19,764	—
Other revenue	4,196	3,138	11,201	(2,345)	16,190	9,519	6,671
Total fees and commissions revenue	$57,537	$38,071	$111,516	$(2,694)	$204,430	$54,729	$149,701
1     Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.
2    In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the nine months ended September 30, 2025 (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$38,027	$—	$38,027	$38,027	$—
Customer hedging revenue	10,988	—	9,630	996	21,614	21,614	—
Retail brokerage revenue	—	—	15,992	—	15,992	—	15,992
Investment banking revenue	12,822	—	23,977	—	36,799	12,478	24,321
Brokerage and trading revenue	23,810	—	87,626	996	112,432	72,119	40,313
TransFund EFT network revenue	69,713	2,168	(52)	5	71,834	—	71,834
Merchant services revenue	7,300	24	—	—	7,324	—	7,324
Corporate card revenue	6,099	—	567	292	6,958	—	6,958
Transaction card revenue	83,112	2,192	515	297	86,116	—	86,116
Personal trust revenue	—	—	80,761	—	80,761	—	80,761
Corporate trust revenue	—	—	33,901	—	33,901	—	33,901
Institutional trust & retirement plan services revenue	—	—	55,991	—	55,991	—	55,991
Investment management services and other revenue	—	—	18,161	—	18,161	—	18,161
Fiduciary and asset management revenue	—	—	188,814	—	188,814	—	188,814
Commercial account service charge revenue	51,136	1,725	1,889	—	54,750	—	54,750
Overdraft fee revenue	89	16,436	150	(12)	16,663	—	16,663
Check card revenue	—	17,721	—	—	17,721	—	17,721
Automated service charge and other deposit fee revenue	765	3,375	216	—	4,356	—	4,356
Deposit service charges and fees	51,990	39,257	2,255	(12)	93,490	—	93,490
Mortgage production revenue	—	6,706	—	—	6,706	6,706	—
Mortgage servicing revenue	—	54,483	—	(2,617)	51,866	51,866	—
Mortgage banking revenue	—	61,189	—	(2,617)	58,572	58,572	—
Other revenue	12,182	9,017	32,292	(7,039)	46,452	26,088	20,364
Total fees and commissions revenue	$171,094	$111,655	$311,502	$(8,375)	$585,876	$156,779	$429,097
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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the three and nine months ended September 30, 2025, and 2024, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the three and nine months ended September 30, 2025, and 2024 were immaterial.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments, and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at September 30, 2025, or December 31, 2024.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of September 30, 2025 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government securities	$4,821	$—	$4,821	$—
Residential agency mortgage-backed securities	4,133,011	—	4,133,011	—
Municipal securities	74,613	—	74,613	—
Other trading securities	43,287	—	43,287	—
Total trading securities	4,255,732	—	4,255,732	—
Available-for-sale securities:
U.S. Treasury	972	972	—	—
Municipal securities	188,921	—	188,921	—
Residential agency mortgage-backed securities	9,406,920	—	9,406,920	—
Residential non-agency mortgage-backed securities	739,972	—	739,972	—
Commercial agency mortgage-backed securities	3,143,772	—	3,143,772	—
Other debt securities	473	—	—	473
Total available-for-sale securities	13,481,030	972	13,479,585	473
Fair value option securities — Residential agency mortgage-backed securities	104,688	—	104,688	—
Residential mortgage loans held for sale[1]	100,060	—	93,801	6,259
Mortgage servicing rights[2]	326,399	—	—	326,399
Derivative contracts, net of cash collateral[3]	299,215	167	299,048	—
Liabilities:
Derivative contracts, net of cash collateral[3]	$306,796	$4,970	$301,826	$—
1Residential mortgage loans held for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards and are valued at 81.74% of the unpaid principal balance.
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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at September 30, 2025, for which the fair value was adjusted during the nine months ended September 30, 2025 (in thousands):

				Fair Value Adjustments for the
	Carrying Value at September 30, 2025			Three Months Ended Sep. 30, 2025 Recognized in:		Nine Months Ended Sep. 30, 2025 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Nonaccruing loans	$—	$—	$5,811	$2,762	$—	$2,762	$—
Real estate and other repossessed assets	$—	$—	$1,582	$—	$—	$—	$(356)

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at September 30, 2024, for which the fair value was adjusted during the nine months ended September 30, 2024 (in thousands):

				Fair Value Adjustments for the
	Carrying Value at September 30, 2024			Three Months Ended Sep. 30, 2024 Recognized in:		Nine Months Ended Sep. 30, 2024 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Nonaccruing loans	$—	$62	$5,100	$400	$—	$6,743	$—
Real estate and other repossessed assets	—	23	—	—	(5)	—	(5)

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of September 30, 2025 follows (dollars in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$5,811	Discounted cash flows	Management knowledge of industry and non-real estate collateral	33% - 68% (68%)[1]
Real estate and other repossessed assets	1,582	Discounted cash flows	Marketability adjustments off appraised value[2]	98% - 98% (98%)
1    Represents fair value as a percentage of the unpaid principal balance.
2    Marketability adjustments include consideration of estimated costs to sell which is approximately 10% of the fair value.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of September 30, 2024 follows (dollars in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$5,100	Discounted cash flows	Management knowledge of industry and non-real estate collateral	36% - 36% (36%)[1]
1    Represents fair value as a percentage of the unpaid principal balance.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or are measured at fair value on a non-recurring basis as of September 30, 2025 (in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$880,721	$880,721	$880,721	$—	$—
Interest-bearing cash and cash equivalents	545,322	545,322	545,322	—	—
Trading securities:
U.S. government securities	4,821	4,821	—	4,821	—
Residential agency mortgage-backed securities	4,133,011	4,133,011	—	4,133,011	—
Municipal securities	74,613	74,613	—	74,613	—
Other trading securities	43,287	43,287	—	43,287	—
Total trading securities	4,255,732	4,255,732	—	4,255,732	—
Investment securities:
Municipal securities	88,525	90,285	—	11,288	78,997
Residential agency mortgage-backed securities	1,717,351	1,581,160	—	1,581,160	—
Commercial agency mortgage-backed securities	16,441	16,023	—	16,023	—
Other debt securities	15,538	14,757	—	14,757	—
Total investment securities	1,837,855	1,702,225	—	1,623,228	78,997
Allowance for credit losses	(208)	—	—	—	—
Investment securities, net of allowance	1,837,647	1,702,225	—	1,623,228	78,997
Available-for-sale securities:
U.S. Treasury	972	972	972	—	—
Municipal securities	188,921	188,921	—	188,921	—
Residential agency mortgage-backed securities	9,406,920	9,406,920	—	9,406,920	—
Residential non-agency mortgage-backed securities	739,972	739,972	—	739,972	—
Commercial agency mortgage-backed securities	3,143,772	3,143,772	—	3,143,772	—
Other debt securities	473	473	—	—	473
Total available-for-sale securities	13,481,030	13,481,030	972	13,479,585	473
Fair value option securities — Residential agency mortgage-backed securities	104,688	104,688	—	104,688	—
Residential mortgage loans held for sale	100,060	100,060	—	93,801	6,259
Loans:
Commercial	14,512,940	14,533,675	—	—	14,533,675
Commercial real estate	5,752,607	5,676,057	—	—	5,676,057
Loans to individuals	4,599,647	4,483,505	—	—	4,483,505
Total loans	24,865,194	24,693,237	—	—	24,693,237
Allowance for loan losses	(277,692)	—	—	—	—
Loans, net of allowance	24,587,502	24,693,237	—	—	24,693,237
Mortgage servicing rights	326,399	326,399	—	—	326,399
Derivative instruments with positive fair value, net of cash collateral	299,215	299,215	167	299,048	—
Deposits with no stated maturity	34,737,140	34,737,140	—	—	34,737,140
Time deposits	3,762,878	3,750,005	—	—	3,750,005
Other borrowed funds	4,210,457	4,210,486	—	—	4,210,486
Subordinated debentures	—	—	—	—	—
Derivative instruments with negative fair value, net of cash collateral	306,796	306,796	4,970	301,826	—

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

(12) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on September 30, 2025, through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Nine-Month Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In thousands, except per share data)	Nine Months Ended
	September 30, 2025			September 30, 2024
	Average Balance	Revenue/ Expense	Yield/ Rate[1]	Average Balance	Revenue/ Expense	Yield/ Rate[1]
Assets
Interest-bearing cash and cash equivalents	$521,559	$17,337	4.44%	$544,371	$21,912	5.38%
Trading securities	6,119,640	233,129	5.12%	5,699,227	219,654	5.18%
Investment securities	1,919,746	20,330	1.41%	2,151,633	22,849	1.42%
Available-for-sale securities	13,190,857	392,385	3.88%	12,745,134	363,064	3.65%
Fair value option securities	70,848	2,938	5.46%	19,447	578	3.65%
Restricted equity securities	358,463	20,691	7.70%	425,440	26,476	8.30%
Residential mortgage loans held for sale	80,546	3,726	6.08%	78,236	3,766	6.29%
Loans	24,359,748	1,222,595	6.71%	24,213,204	1,345,721	7.42%
Allowance for loan losses	(278,515)			(282,990)
Loans, net of allowance	24,081,233	1,222,595	6.79%	23,930,214	1,345,721	7.51%
Total earning assets	46,342,892	1,913,131	5.48%	45,593,702	2,004,020	5.81%
Receivable on unsettled securities sales	191,769			231,574
Cash and other assets	5,123,233			4,969,320
Total assets	$51,657,894			$50,794,596
Liabilities and equity
Interest-bearing deposits:
Transaction	$25,932,641	$615,137	3.17%	$23,089,008	$646,670	3.74%
Savings	855,377	3,520	0.55%	832,199	3,632	0.58%
Time	3,535,915	102,691	3.88%	3,465,276	117,703	4.54%
Total interest-bearing deposits	30,323,933	721,348	3.18%	27,386,483	768,005	3.75%
Funds purchased and repurchase agreements	863,625	21,098	3.27%	1,369,725	42,140	4.11%
Other borrowings	5,233,095	177,269	4.53%	6,785,766	282,507	5.56%
Subordinated debentures	76,531	3,672	6.41%	131,155	6,975	7.10%
Total interest-bearing liabilities	36,497,184	923,387	3.38%	35,673,129	1,099,627	4.12%
Non-interest bearing demand deposits	8,002,194			8,430,111
Due on unsettled securities purchases	418,950			399,719
Other liabilities	932,582			1,039,441
Total equity	5,806,984			5,252,196
Total liabilities and equity	$51,657,894			$50,794,596
Tax-equivalent net interest income		$989,744	2.10%		$904,393	1.69%
Tax-equivalent net interest income to earning assets			2.83%			2.62%
Less tax-equivalent adjustment		7,681			6,681
Net interest income		982,063			897,712
Provision for credit losses		2,000			18,000
Other operating revenue		603,848			629,597
Other operating expense		1,071,802			1,018,099
Net income before taxes		512,109			491,210
Federal and state income taxes		111,397			103,811
Net income		400,712			387,399
Net income (loss) attributable to non-controlling interests		23			(16)
Net income attributable to BOK Financial Corporation shareholders		$400,689			$387,415
Earnings per share:
Basic		$6.27			$6.01
Diluted		$6.27			$6.01
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

Quarterly Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In thousands, except per share data)	Three Months Ended
	September 30, 2025			June 30, 2025
	Average Balance	Revenue/ Expense	Yield/ Rate[1]	Average Balance	Revenue/ Expense	Yield/ Rate[1]
Assets
Interest-bearing cash and cash equivalents	$495,091	$5,482	4.39%	$506,330	$5,626	4.46%
Trading securities	5,603,200	72,770	5.25%	6,876,788	86,488	5.05%
Investment securities, net of allowance	1,861,565	6,560	1.41%	1,918,969	6,762	1.41%
Available-for-sale securities	13,386,515	133,452	3.93%	13,218,569	131,360	3.89%
Fair value option securities	105,651	1,441	5.45%	88,323	1,319	5.90%
Restricted equity securities	337,055	6,605	7.84%	390,191	7,545	7.73%
Residential mortgage loans held for sale	91,422	1,405	6.08%	86,543	1,346	6.13%
Loans	24,826,139	419,303	6.70%	24,176,549	404,555	6.71%
Allowance for loan losses	(277,398)			(278,191)
Loans, net of allowance	24,548,741	419,303	6.78%	23,898,358	404,555	6.79%
Total earning assets	46,429,240	647,018	5.53%	46,984,071	645,001	5.47%
Receivable on unsettled securities sales	162,035			228,563
Cash and other assets	5,100,801			5,074,318
Total assets	$51,692,076			$52,286,952
Liabilities and equity
Interest-bearing deposits:
Transaction	$26,076,475	$206,400	3.14%	$25,859,336	$204,216	3.17%
Savings	867,939	1,197	0.55%	853,062	1,155	0.54%
Time	3,641,985	34,236	3.73%	3,465,780	33,072	3.83%
Total interest-bearing deposits	30,586,399	241,833	3.14%	30,178,178	238,443	3.17%
Funds purchased and repurchase agreements	873,800	7,250	3.29%	782,039	6,820	3.50%
Other borrowings	5,048,301	57,724	4.54%	6,019,948	67,410	4.49%
Subordinated debentures	—	—	—%	99,846	1,588	6.38%
Total interest-bearing liabilities	36,508,500	306,807	3.33%	37,080,011	314,261	3.40%
Non-interest bearing demand deposits	7,894,847			7,958,538
Due on unsettled securities purchases	329,361			503,490
Other liabilities	996,216			951,112
Total equity	5,963,152			5,793,801
Total liabilities and equity	$51,692,076			$52,286,952
Tax-equivalent net interest income		$340,211	2.20%		$330,740	2.07%
Tax-equivalent net interest income to earning assets			2.91%			2.80%
Less tax-equivalent adjustment		2,565			2,574
Net interest income		337,646			328,166
Provision for credit losses		2,000			—
Other operating revenue		210,709			207,098
Other operating expense		369,770			354,503
Net income before taxes		176,585			180,761
Federal and state income taxes		35,714			40,691
Net income		140,871			140,070
Net income (loss) attributable to non-controlling interests		(23)			52
Net income attributable to BOK Financial Corporation shareholders		$140,894			$140,018
Earnings per share:
Basic		$2.22			$2.19
Diluted		$2.22			$2.19
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

(In thousands, except per share data)	Three Months Ended
	March 31, 2025			December 31, 2024
	Average Balance	Revenue /Expense	Yield/ Rate[1]	Average Balance	Revenue / Expense	Yield/ Rate[1]
Assets
Interest-bearing cash and cash equivalents	$564,014	$6,229	4.48%	$546,955	$6,322	4.60%
Trading securities	5,881,997	73,871	5.07%	5,636,949	68,817	4.90%
Investment securities, net of allowance	1,980,005	7,008	1.42%	2,037,072	7,256	1.42%
Available-for-sale securities	12,962,830	127,573	3.82%	12,969,630	127,803	3.82%
Fair value option securities	17,603	178	3.72%	18,384	183	3.70%
Restricted equity securities	348,266	6,541	7.51%	338,236	6,427	7.60%
Residential mortgage loans held for sale	63,365	975	6.03%	87,353	1,296	5.85%
Loans	24,068,227	398,737	6.71%	24,024,544	423,487	7.01%
Allowance for loan losses	(279,983)			(283,685)
Loans, net of allowance	23,788,244	398,737	6.79%	23,740,859	423,487	7.10%
Total earning assets	45,606,324	621,112	5.45%	45,375,438	641,591	5.59%
Receivable on unsettled securities sales	184,960			284,793
Cash and other assets	5,195,619			4,954,955
Total assets	$50,986,903			$50,615,186
Liabilities and equity
Interest-bearing deposits:
Transaction	$25,859,733	$204,521	3.21%	$24,992,464	$214,868	3.42%
Savings	844,875	1,168	0.56%	818,210	1,213	0.59%
Time	3,498,401	35,383	4.10%	3,629,882	41,643	4.56%
Total interest-bearing deposits	30,203,009	241,072	3.24%	29,440,556	257,724	3.48%
Funds purchased and repurchase agreements	935,716	7,028	3.05%	1,076,400	10,231	3.78%
Other borrowings	4,626,402	52,135	4.57%	4,489,870	55,883	4.95%
Subordinated debentures	131,188	2,084	6.44%	131,185	2,241	6.80%
Total interest-bearing liabilities	35,896,315	302,319	3.42%	35,138,011	326,079	3.69%
Non-interest bearing demand deposits	8,156,069			8,378,558
Due on unsettled securities purchases	425,050			472,334
Other liabilities	848,797			1,047,983
Total equity	5,660,672			5,578,300
Total liabilities and equity	$50,986,903			$50,615,186
Tax-equivalent net interest income		$318,793	2.03%		$315,512	1.90%
Tax-equivalent net interest income to earning assets			2.78%			2.75%
Less tax-equivalent adjustment		2,542			2,466
Net interest income		316,251			313,046
Provision for credit losses		—			—
Other operating revenue		186,041			210,044
Other operating expense		347,529			347,656
Net income before taxes		154,763			175,434
Federal and state income taxes		34,992			39,280
Net income		119,771			136,154
Net income (loss) attributable to non-controlling interests		(6)			—
Net income attributable to BOK Financial Corporation shareholders		$119,777			$136,154
Earnings per share:
Basic		$1.86			$2.12
Diluted		$1.86			$2.12
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

(In thousands, except per share data)	Three Months Ended
	September 30, 2024
	Average Balance	Revenue / Expense	Yield/ Rate[1]
Assets
Interest-bearing cash and cash equivalents	$531,811	$7,131	5.33%
Trading securities	5,802,448	76,498	5.36%
Investment securities, net of allowance	2,094,408	7,406	1.41%
Available-for-sale securities	12,939,422	125,555	3.76%
Fair value option securities	19,095	189	3.69%
Restricted equity securities	410,800	8,426	8.20%
Residential mortgage loans held for sale	95,742	1,495	6.15%
Loans	24,304,884	455,995	7.47%
Allowance for loan losses	(287,227)
Loans, net of allowance	24,017,657	455,995	7.55%
Total earning assets	45,911,383	682,695	5.89%
Receivable on unsettled securities sales	216,158
Cash and other assets	5,029,494
Total assets	$51,157,035
Liabilities and equity
Interest-bearing deposits:
Transaction	$23,986,697	$227,767	3.78%
Savings	820,980	1,232	0.60%
Time	3,678,964	42,129	4.56%
Total interest-bearing deposits	28,486,641	271,128	3.79%
Funds purchased and repurchase agreements	1,016,688	9,932	3.89%
Other borrowings	6,366,046	88,774	5.55%
Subordinated debentures	131,155	2,357	7.15%
Total interest-bearing liabilities	36,000,530	372,191	4.11%
Non-interest bearing demand deposits	8,273,656
Due on unsettled securities purchases	348,585
Other liabilities	1,084,458
Total equity	5,449,806
Total liabilities and equity	$51,157,035
Tax-equivalent net interest income		$310,504	1.78%
Tax-equivalent net interest income to earning assets			2.68%
Less tax-equivalent adjustment		2,385
Net interest income		308,119
Provision for credit losses		2,000
Other operating revenue		208,192
Other operating expense		341,025
Net income before taxes		173,286
Federal and state income taxes		33,313
Net income		139,973
Net income (loss) attributable to non-controlling interests		(26)
Net income attributable to BOK Financial Corporation shareholders		$139,999
Earnings per share:
Basic		$2.18
Diluted		$2.18
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

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	Sep. 30, 2025	June 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024
Interest revenue	$644,453	$642,427	$618,570	$639,125	$680,310
Interest expense	306,807	314,261	302,319	326,079	372,191
Net interest income	337,646	328,166	316,251	313,046	308,119
Provision for credit losses	2,000	—	—	—	2,000
Net interest income after provision for credit losses	335,646	328,166	316,251	313,046	306,119
Other operating revenue
Brokerage and trading revenue	43,239	38,125	31,068	55,505	50,391
Transaction card revenue	29,463	29,561	27,092	27,631	28,495
Fiduciary and asset management revenue	63,878	63,964	60,972	60,595	57,384
Deposit service charges and fees	31,896	31,319	30,275	30,038	30,450
Mortgage banking revenue	19,764	18,993	19,815	18,140	18,372
Other revenue	16,190	15,368	14,894	15,029	17,402
Total fees and commissions	204,430	197,330	184,116	206,938	202,494
Other gains (losses), net	8,264	8,140	(725)	4,995	13,087
Gain (loss) on derivatives, net	(453)	5,535	9,565	(21,728)	8,991
Gain (loss) on fair value option securities, net	630	1,112	325	(621)	764
Change in fair value of mortgage servicing rights	(2,375)	(5,019)	(7,240)	20,460	(16,453)
Gain (loss) on available-for-sale securities, net	213	—	—	—	(691)
Total other operating revenue	210,709	207,098	186,041	210,044	208,192
Other operating expense
Personnel	226,347	214,711	214,185	210,675	206,821
Business promotion	9,960	9,139	8,818	9,365	7,681
Professional fees and services	15,137	15,402	13,269	15,175	13,405
Net occupancy and equipment	33,040	32,657	32,992	32,713	32,077
FDIC and other insurance	7,302	6,439	6,587	6,862	8,186
FDIC special assessment	(1,209)	(523)	523	(686)	(1,437)
Data processing and communications	50,062	49,597	47,578	48,024	47,554
Printing, postage and supplies	4,036	4,067	3,639	3,699	3,594
Amortization of intangible assets	2,656	2,656	2,652	2,855	2,856
Mortgage banking costs	10,668	6,711	7,689	10,692	9,059
Other expense	11,771	13,647	9,597	8,282	11,229
Total other operating expense	369,770	354,503	347,529	347,656	341,025
Net income before taxes	176,585	180,761	154,763	175,434	173,286
Federal and state income taxes	35,714	40,691	34,992	39,280	33,313
Net income	140,871	140,070	119,771	136,154	139,973
Net income (loss) attributable to non-controlling interests	(23)	52	(6)	—	(26)
Net income attributable to BOK Financial Corporation shareholders	$140,894	$140,018	$119,777	$136,154	$139,999

Earnings per share:
Basic	$2.22	$2.19	$1.86	$2.12	$2.18
Diluted	$2.22	$2.19	$1.86	$2.12	$2.18
Average shares used in computation:
Basic	62,840,270	63,208,027	63,547,510	63,491,458	63,489,581
Diluted	62,840,270	63,208,027	63,547,510	63,491,458	63,489,581

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1 to July 31, 2025	445	$102.96	—	5,000,000
August 1 to August 31, 2025	64,294	$109.59	64,000	4,936,000
September 1 to September 30, 2025	301,764	$111.29	301,547	4,634,453
Total	366,503		365,547
1On July 29, 2025, the Company's Board authorized the Company to repurchase up to five million shares of the Company's common stock. As of September 30, 2025, the Company had repurchased 365,547 shares under this plan. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations, and other factors.
2The Company may repurchase vested shares from employees to cover taxes in connection with employee equity compensation.
Item 5. Other Information

Trading Plans

No Company director or officer (as defined in Exchange Act Rule 16a-1(f)) has adopted, modified or terminated any trading arrangements during the third quarter of 2025.

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

Date:        October 29, 2025

/s/ Martin E. Grunst
Martin E. Grunst
Executive Vice President and
Chief Financial Officer

/s/ Michael J. Rogers
Michael J. Rogers
Senior Vice President and
Chief Accounting Officer