Form 10-K
period 2025-12-31
BOK FINANCIAL CORP
filed 2026-02-18
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates is approximately $2.5 billion (based on the June 30, 2025 closing price of Common Stock of $97.63 per share). As of January 31, 2026, there were 60,696,695 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and III incorporate certain information by reference from the Registrant’s Proxy Statement for the 2026 Annual Meeting of Shareholders.

BOK Financial Corporation
Form 10-K
Year Ended December 31, 2025

GLOSSARY OF DEFINED TERMS

The following items may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
AFS	Available-For-Sale
AI	Artificial Intelligence
AOCI	Accumulated Other Comprehensive Income
ASR	Accelerated Share Repurchase
ASU	Accounting Standards Update
ATM	Automated Teller Machine
BCBS	Basel Committee on Banking Supervision
BHCA	Bank Holding Company Act of 1956
Board	Board of Directors of BOK Financial Corporation
BOK Financial	BOK Financial Corporation
BOKF	BOK Financial Corporation
BSA	Bank Secrecy Act
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1 Capital
CFPB	Consumer Financial Protection Bureau
CFTC	Commodity Futures Trading Commission
CISO	Chief Information Security Officer
CODM	Chief Operating Decision Maker
Company	BOK Financial Corporation
COSO	Committee of Sponsoring Organizations
COVID-19	Coronavirus disease of 2019
CRA	Community Reinvestment Act of 1977
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EFT	Electronic Funds Transfer
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FINRA	Financial Industry Regulatory Authority
FTE	Full Time Equivalent
GAAP	Generally Accepted Accounting Principles in the United States of America
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
ISMS	Information Security Management System
ISO	International Organization for Standardization
KBW	Keefe, Bruyette & Woods
MMBtu	Million British Thermal Units
MSR	Mortgage Servicing Rights
NASDAQ	National Association of Securities Dealers Automated Quotations
NIST	National Institute of Standards and Technology
OCC	Office of the Comptroller of the Currency
PATRIOT Act	The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001

Term	Definition
PCAOB	Public Company Accounting Oversight Board
PPNR	Pre-Provision Net Revenue
RMHFS	Residential Mortgages Held for Sale
RSUs	Restricted Stock Units
S&P	Standard & Poor's
SEC	Securities and Exchange Commission
SOC	Service Organization Controls
SOFR	Secured Overnight Financing Rate
SVaR	Stressed Value at Risk
Thrift Plan	BOK Financial Corporation sponsored defined contribution plan
Tier 2	Supplementary capital
TransFund	BOKF's electronic funds transfer network
VA	U.S. Department of Veterans Affairs
VaR	Value at Risk
VIEs	Variable Interest Entities
WTI	West Texas Intermediate

PART I

ITEM 1.   BUSINESS

General

Developments relating to individual aspects of the business of BOK Financial are described below. Additional discussion of the Company’s activities during the current year appears within Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Description of Business

BOK Financial is a financial holding company incorporated in the state of Oklahoma in 1990 whose activities are governed by the BHCA, as amended by the Financial Services Modernization Act or Gramm-Leach-Bliley Act and the Dodd-Frank Act. BOK Financial offers full service banking in Oklahoma, Texas, New Mexico, Northwest Arkansas, Colorado, Arizona, and Kansas/Missouri. At December 31, 2025, the Company reported total consolidated assets of $52 billion.

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

Our primary focus is to provide a comprehensive range of nationally competitive financial products and services in a personalized and responsive manner. Products and services include loans and deposits, cash management services, fiduciary services, mortgage banking, and brokerage and trading services to middle-market businesses, financial institutions, and consumers. Commercial banking represents a significant part of our business. Our credit culture emphasizes building relationships by making high quality loans and providing a full range of financial products and services to our customers. We also offer products that leverage our energy financing expertise and enable us to offer commodity derivatives for customers to use in their risk management. Our diversified base of revenue sources is designed to generate returns across a range of economic situations. Wealth management also continues to be a strategic focus. We provide liquidity to the mortgage markets through trading of U.S. government agency issued mortgage-backed securities and related derivative contracts and currently service approximately $127 billion of assets under management or administration.

BOK Financial’s corporate headquarters is located at Bank of Oklahoma Tower, Boston Avenue at Second Street, Tulsa, Oklahoma 74172.

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available on the Company’s website at www.bokf.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Reportable Segments

BOK Financial operates three principal segments: Commercial Banking, Consumer Banking, and Wealth Management. Commercial Banking includes lending, treasury and cash management services, and customer risk management products for small businesses, middle market, and larger commercial customers. Commercial Banking also includes the TransFund electronic funds network. Consumer Banking includes retail lending and deposit services, lending and deposit services to small business customers served through the consumer branch network and all mortgage loan origination and servicing activities. Wealth Management engages in brokerage and trading activities mainly related to providing liquidity to the mortgage markets through trading of U.S. government agency mortgage-backed securities and related derivative contracts. Wealth Management also provides fiduciary services, private bank services, and investment advisory services in all markets. Additionally, Wealth Management underwrites state and municipal securities. Discussion of these operating segments appears within the Reportable Segments section of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

BOK Financial and its reportable segments face competition from other banks, thrifts, credit unions, and other non-bank financial institutions such as investment banking firms, investment advisory firms, brokerage firms, investment companies, financial technology firms, government agencies, mortgage brokers, and insurance companies. The Company competes largely on the basis of customer services, interest rates on loans and deposits, lending limits, and customer convenience. Some operating segments face competition from institutions that are not as closely regulated as banks, and therefore are not limited by the same capital requirements and other restrictions. All market share information presented below is based upon share of deposits in specified areas according to the FDIC as of June 30, 2025.

We are the largest financial institution in the state of Oklahoma with 14% of the state’s total deposits. We have 33% and 13% of the market share in the Tulsa and Oklahoma City areas, respectively. We compete with two banks that have operations nationwide and have greater access to funds at lower costs, higher lending limits, and greater access to technology resources. We also compete with regional and locally-owned banks in both the Tulsa and Oklahoma City areas as well as in every other community in which we do business throughout the state.

We compete against numerous financial institutions in the state of Texas, including some of the largest in the United States, and have a market share of approximately 1% in the Dallas-Fort Worth area and less than 1% in both the Houston area and San Antonio area. We have a 13% market share in the Albuquerque area and compete with four large national banks, some regional banks, and several locally-owned smaller community banks. Our market share is approximately 3% in the Denver area. Our market share is approximately 1% in the Kansas City, Kansas/Missouri area and approximately 1% in the Phoenix area. We serve Benton and Washington counties in Arkansas with a market share of less than 1%. The Company’s ability to expand into additional states remains subject to various federal and state laws.

Human Capital Management and Practices

In order to continue leading the industry as a provider of financial solutions to businesses, institutions, and individuals across the country, it is crucial that we attract, develop, and retain top talent. We support our team with competitive compensation, comprehensive benefits, wellness programs, and development resources. Additionally, we foster connections between our employees and the communities we serve. "Actively advancing the communities we serve" is a core value at BOK Financial. Our employees' generosity and community involvement are hallmarks of our culture and a source of pride as we live out our purpose statement: "Achieving More Together."

Our talented workforce is the key to our success. At December 31, 2025, we had 5,034 full-time and part-time employees, the majority of which are full-time employees. None of the Company’s employees are represented by collective bargaining agreements. Management considers its employee relations to be good. Our employees are primarily distributed over our eight-state footprint, to include: Oklahoma, Texas, Arkansas, Kansas, Missouri, Colorado, New Mexico, and Arizona.

Supervision and Regulation

BOK Financial and its subsidiaries are subject to extensive regulations under federal and state laws. Both the scope of the laws and regulations and the intensity of the supervision to which our business is subject increased primarily as a result of the Dodd-Frank Act and its implementing regulations, most of which are now in place. These regulations and others are designed to promote safety and soundness, protect consumers, and ensure the stability of the banking system as a whole. The purpose of these regulations is not necessarily to protect shareholders and creditors. As detailed below, these regulations require the Company and its subsidiaries to maintain certain capital balances and require the Company to provide financial support to its subsidiaries. These regulations may restrict the Company’s ability to diversify, to acquire other institutions, and to pay dividends on its capital stock. These regulations also include requirements on certain programs and services offered to our customers, including restrictions on fees charged for certain services. The Company expects that its business will remain subject to extensive regulation and supervision.

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

BOKF, NA is organized as a national banking association under the National Banking Act, and is subject to regulation, supervision, and examination by the OCC, the FDIC, the Federal Reserve Board, the CFPB, and other federal and state regulatory agencies. The OCC has primary supervisory responsibility for national banks and must approve certain corporate or structural changes including changes in capitalization, payment of dividends, change of place of business, and establishment of a branch or operating subsidiary. The OCC performs examinations concerning safety and soundness, the quality of management and directors, information technology, and compliance with applicable regulations. The National Banking Act authorizes the OCC to examine every national bank as often as necessary.

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

A financial holding company and its subsidiaries are prohibited under the BHCA from engaging in certain tie-in arrangements in connection with the provision of any credit, property, or services. Thus, a subsidiary of a financial holding company may not extend credit, lease or sell property, furnish any services, or fix or vary the consideration for these activities on the condition that (1) the customer obtain or provide additional credit, property, or services from or to the financial holding company or any subsidiary thereof, or (2) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to insure the soundness of credit extended.

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

Heightened Standards/Enhanced Prudential Standards

Current rules adopted by the OCC require heightened standards for financial institutions that report at least $50 billion of average consolidated assets over a four quarter period after an 18-month grace period. These heightened standards include establishing and implementing a risk governance framework to cover the bank's risk-taking activities. Heightened standards will also result in more rigorous supervision and examination by the OCC to ensure adherence to these heightened standards and may result in increased costs. The OCC has proposed raising the asset threshold for heightened standards from $50 billion to $700 billion, significantly narrowing the population of covered banks. The proposal would still preserve the OCC's authority to apply the standards based on complexity or risk profile, regardless of size. BOKF, NA's asset level has now met the existing $50 billion threshold, and the Company is monitoring the OCC's proposed changes to the heightened-standards threshold to assess applicability.

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

Consumer Financial Protection

We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict our ability to raise interest rates, and subject us to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution, and attorneys’ fees. Federal bank regulators, state attorneys general, and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate, and civil money penalties. Failure to comply with consumer protection requirements may also damage our reputation and result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.

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

Federal Reserve Board risk-based guidelines define four capital metrics based on three categories of regulatory capital. CET1 includes common shareholders' equity, less goodwill, most intangible assets, and other adjustments. Tier 1 capital consists of CET1 capital plus certain additional capital instruments and related surplus. Tier 2 consists of preferred stock not qualifying as Tier 1 capital, qualifying mandatory convertible debt securities, limited amounts of subordinated debt, other qualifying term debt, and allowances for credit losses, subject to limitations. Assets and off-balance sheet exposures are assigned to categories of risk-weights, based primarily upon relative credit risk. Risk-based capital ratios are calculated by dividing CET1, Tier 1, and total capital by risk-weighted assets. In addition to the risk-based capital ratios, the Company is also subject to the leverage ratio. The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets.

Additional capital rules were effective for banks and bank holding companies, including BOK Financial, on January 1, 2015 as part of a package of regulatory reforms developed by the BCBS to strengthen the regulation, supervision, and risk management of the banking sector, commonly referred to as the Basel III framework.

Failure to meet minimum capital requirements would make BOK Financial subject to regulatory restrictions on capital distributions (including but not limited to dividends and share repurchases) and executive bonus payments.

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

On November 16, 2023, the FDIC approved a final rule to implement a special assessment on certain banking organizations with financial institution subsidiaries with more than $5 billion in assets in order to recover the costs associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank in March 2023. The special assessment will be collected at a quarterly rate of 3.36 basis points for the initial eight-quarter collection period, and the assessment base is equal to uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion. The special assessment collection period began with the first quarterly assessment period of 2024, and the last of the eight quarterly collection periods is the fourth quarterly assessment period of 2025. In December 2025, the FDIC published an interim final rule proposing a reduction in the assessment rate for the eighth collection quarter from 3.36 basis points to 2.97 basis points. This adjustment ensures collections align more accurately with the most current loss estimates and reduces the risk of overcollection.

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

Source of Strength Doctrine

According to Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. If a bank holding company is unable to provide support, the subsidiary bank may have to seek support from other alternatives, which may not be available on favorable terms or at all.

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

Bank Secrecy Act and USA PATRIOT Act

The BSA and the PATRIOT Act impose many requirements on financial institutions in the interest of national security and law enforcement. The BSA requires banks to maintain records and file suspicious activity reports that are of use to law enforcement and regulators in combating money laundering and other financial crimes. The PATRIOT Act is intended to deny terrorists and criminals the ability to access the U.S. financial services system and places significantly greater requirements on financial institutions. Financial institutions, such as the Company and its subsidiaries, must have a designated BSA Officer, internal controls, independent testing, and training programs commensurate with their size and risk profile. As part of its internal control program, a financial institution is expected to have effective customer due diligence and enhanced due diligence requirements for high-risk customers, as well as processes to prohibit transactions with entities subject to Office of Foreign Asset Control sanctions. Documentation and recordkeeping requirements, as well as system requirements, aimed at identifying and reporting suspicious activity reporting, must increase with the institution's size and complexity. Failure to implement or maintain adequate programs and controls to combat terrorist financing and money laundering may have serious legal, financial, and reputational consequences.

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

Title VII of the Dodd-Frank Act, commonly known as the Swap Rule, subjects nearly all derivative transactions to the regulations of the CFTC or SEC. This includes registration, recordkeeping, reporting, capital, margin, and business conduct requirements on swap dealers and major swap participants. Under CFTC and SEC rules, entities transacting in less than $8 billion in notional value of swaps over any 12-month period are exempt from the definition of and registration as a "swap dealer." The Company currently estimates that the nature and volume of its swaps activity will not require it to register as a swap dealer.

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

Reflecting the Federal Reserve's cautious confidence that inflation is moderating, the federal funds rate was reduced by 75 basis points over the last four months of 2025 to balance between inflation progress and emerging labor-market risks. The housing market showed some signs of recovery, with slight increases in sales and inventory. Homeownership affordability is being significantly impacted by a combination of higher mortgage interest rates and elevated home prices, which has greatly affected first-time homebuyers. Consumer spending also continues to remain stable but constrained, supported by continued demand for essential services while discretionary spending softened amid elevated prices and increased budget sensitivity. Unemployment increased slightly to 4.4% for December 2025.

Our base case economic forecast for the fourth quarter of 2025 assumed inflation continues to normalize but remains elevated throughout 2026 and reaches 2.6% by the end of 2026. There are two additional federal funds rate cuts over the forecasted horizon, bringing the federal funds rate target range to 3.00% to 3.25% at the end of 2026. Businesses avoid broad layoffs due to elevated expense of hiring which results in only a slight increase to the national unemployment rate. Above-average inflation is largely offset by strong wage growth and generates on-trend GDP growth. Real GDP growth is 2.0% for the next four quarters. See "Summary of Credit Loss Experience" section in "Management's Discussion and Analysis" for further discussion around our economic forecast.

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

Banking is a competitive business. BOK Financial competes actively for loan, deposit, and other financial services business in the southwest region of the United States. BOK Financial's competitors include a large number of small and large local and national banks, savings and loan associations, credit unions, trust companies, broker-dealers, and underwriters, as well as many financial and non-financial firms that offer services similar to those of BOK Financial. Large national financial institutions have substantial capital, technology, and marketing resources. Such large financial institutions may have greater access to capital at a lower cost than BOK Financial does, which may adversely affect BOK Financial's ability to compete effectively.

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

The increasingly competitive environment is in part a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers. Our success depends on our ability to respond to the threats and opportunities of financial technology innovations. Developments in fintech and cryptocurrencies have the potential to disrupt the financial industry and change the way banks do business. Investment in new technology to stay competitive could result in significant costs and increased cybersecurity risk. Our success depends on our ability to adapt to the pace of the rapidly changing technological environment, which is important to retention and acquisition of customers.

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

Regulatory authorities may change their interpretation of these statutes and regulations, including the OCC, our primary regulator, and the CFPB, our regulator for certain designated consumer laws and regulations. Violations of laws and regulations could limit the growth potential of BOK Financial's businesses. As we have grown in asset size to above $50 billion, increases in regulatory expectations and requirements could result in additional compliance costs and regulatory risk.

Political developments, including recent Federal executive and legislative changes, add additional uncertainty to the implementation, scope, and timing of changes in the regulatory environment for the banking industry and for the broader economy. It is difficult to predict the legislative, executive, and regulatory changes that will result from the current Congress and Presidential Administration, which may cause broader economic changes due to various changes in the federal government's approach to regulation and administration. Concern regarding government policies such as federal budgetary matters, including the debt ceiling or prolonged stalemates leading to total or partial governmental shutdowns, may also have adverse economic consequences and create the risk of economic instability or market volatility, with potential negative consequences to our business and financial performance. Additionally, changes in fiscal, monetary, or regulatory policy, including as a result of labor shortages, wage pressures, supply chain disruptions, tariffs, and higher inflation, could increase our compliance costs and adversely affect our business operations and results of operations.

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
•Significant damages to real properties securing our loans could cause the value of the loan portfolio to contract. Borrowers may be unable to make payments on loans, increasing delinquency rates and average loan loss severity.
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

At December 31, 2025, loans to businesses and individuals with collateral primarily located in Texas represented approximately 33% of the total loan portfolio, loans to businesses and individuals with collateral primarily located in Oklahoma represented approximately 15% of our total loan portfolio, and loans to businesses and individuals with collateral primarily located in Colorado represented approximately 11% of our total loan portfolio. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas. Poor economic conditions in Texas, Oklahoma, Colorado, or other markets in the southwest region may cause BOK Financial to incur losses associated with higher default rates and decreased collateral values in BOK Financial's loan portfolio. A regional economic downturn could also adversely affect revenue from brokerage and trading activities, mortgage loan originations, and other sources of fee-based revenue.

Extended oil and gas commodity price downturns could negatively affect BOK Financial customers.

At December 31, 2025, 11% of BOK Financial's total loan portfolio was comprised of loans to borrowers in the energy industry. The energy industry is historically cyclical, and prolonged periods of low oil and gas commodity prices could negatively impact borrowers' ability to pay. In addition, the Company does business in several major oil and natural gas producing states including Oklahoma, Texas, and Colorado. The economies of these states could be negatively impacted by prolonged periods of low oil and gas commodity prices resulting in increased credit migration to classified and nonaccruing categories, higher loan loss provisions, and risk of credit losses from both energy borrowers and businesses and individuals in those regional economies.

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

A significant increase in market interest rates, or the perception that an increase may occur, could adversely affect both BOK Financial's ability to originate new loans and BOK Financial's ability to grow. Conversely, a decrease in interest rates could result in acceleration in the payment of loans, including loans underlying BOK Financial's holdings of residential mortgage-backed securities and termination of BOK Financial's MSR. In addition, changes in market interest rates, changes in the relationships between short-term and long-term market interest rates, or changes in the relationships between different interest rate indices could affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest revenue, which would reduce the Company's net interest income. In a rising interest rate environment, the composition of the deposit portfolio could shift, resulting in a mix that is more sensitive to changes in interest rates than is the current mix. Deposit repricing behavior may also differ from our models or from previous rate increases. An increase in market interest rates also could adversely affect the ability of BOK Financial's floating-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and net charge-offs, which could adversely affect BOK Financial's business.

Changes in mortgage interest rates could adversely affect mortgage banking operations and mortgage servicing rights, as well as BOK Financial's substantial holdings of residential mortgage-backed securities and brokerage and trading revenue.

BOK Financial derives a substantial amount of revenue from mortgage banking activities, the production and sale of mortgage loans, and the servicing of mortgage loans. In addition, as part of BOK Financial's mortgage banking business, BOK Financial has substantial holdings of MSR. Revenue generated from the production and sale of mortgage loans is affected by mortgage interest rates and government policies related to economic stimulus and home ownership. Falling interest rates tend to increase mortgage lending activities and related revenue while rising interest rates have an opposite effect.

Mortgage servicing revenue is a fee earned over the life of the related loan. However, MSR are assets that are carried at fair value, which are very sensitive to numerous factors with the primary factor being changes in market interest rates. Falling interest rates tend to increase loan prepayments, which may lead to a decrease in the value of related servicing rights. We attempt to manage this risk by maintaining an active hedging program. The primary objective of the Company's hedging program is to provide an offset to changes in the fair value of these rights due to hedgeable risks, primarily changes in market interest rates. Due to numerous unhedgeable factors, hedging strategies may not offset all changes in the fair value of the asset. Such unhedgeable factors include, but are not limited to, changes in customer prepayment or delinquency behavior that is inconsistent with historical actual performance in a similar market environment; changes in the long-term or short-term primary/secondary mortgage spreads; and changes in survey-driven assumptions such as the cost of servicing and discount rates.

We also hold a substantial portfolio of residential mortgage-backed securities issued by U.S. government agencies. The fair value of residential mortgage-backed securities is highly sensitive to changes in interest rates. A significant decrease in interest rates may lead mortgage holders to refinance the mortgages constituting the pool backing the securities, subjecting BOK Financial to a risk of prepayment and decreased return on investment due to subsequent reinvestment at lower interest rates. A significant decrease in interest rates may also accelerate premium amortization. Conversely, a significant increase in interest rates may cause mortgage holders to extend the term over which they repay their loans, which delays the Company's opportunity to reinvest funds at higher rates. We mitigate this risk somewhat by investing principally in shorter duration mortgage products, which are less sensitive to changes in interest rates; however, this strategy may not be successful.

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

We use quantitative models to assist in measuring risk and predicting changes in the value of financial instruments. The outputs of these models are used to determine hedging strategy related to MSR, mortgage production pipeline, and trading securities. We also use models to estimate the effects of changing interest rates and other market measures in order to adequately structure assets and liabilities to manage interest rate sensitivity. Inaccurate information obtained from these models could result in poor management decisions that lead to an elevated exposure to interest rates which could adversely affect our results of operations.

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

We are regularly evaluated by ratings agencies. Our credit ratings are based on a number of factors such as the financial strength of BOK Financial and BOKF, NA and conditions generally affecting the financial services industry. Many qualitative and quantitative factors are used by the ratings agencies including capital adequacy, liquidity, asset quality, business mix, and earnings. These ratings are subject to change at any time and we may not be able to maintain our current credit ratings. Reductions in one or more of our credit ratings could adversely affect our ability to borrow funds, increase our cost of capital, and limit the number of investors or counterparties willing to do business with or lend to us. This could also affect our ability to attract or retain customers, including deposits. In addition, if we were downgraded below investment grade, certain counterparty contracts may require renegotiation or require additional posting of collateral.

Increases in commodity prices or other reference rates in our derivative contracts may elevate margin requirements and reduce our net income, liquidity, and capital ratios

Significant increases in commodity prices or other reference rates contained in our derivative contracts, as well as market volatility, could increase the margin BOK Financial is required to post on behalf of certain customers. Higher margin requirements could increase funding costs, risk-weighted assets, and total assets, thereby reducing capital ratios, and reduce available liquidity.

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

Cybersecurity risks for financial institutions have increased significantly in recent years in part because of the proliferation of new technologies, the increased use of the internet and mobile technologies to conduct financial transactions, and the increased sophistication and ever changing cyberattack techniques used by organized crime, hackers, terrorists, hostile foreign governments, and other external parties to obtain confidential customer information and misappropriate customer funds, and may disrupt operations through ransomware. Such parties may seek to gain access to our systems directly or use equipment or security passwords belonging to employees, customers, third-party services providers, or other users of our systems. Accordingly, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, breakdowns, and cyberattacks.

Our business, financial, accounting, data processing systems, and other operating systems and facilities may stop operating properly or become disabled as a result of a number of factors that may be wholly or partially beyond our control. In addition to cyberattacks, there could be sudden increases in customer transaction volume, electrical or telecommunications outages, extended disruptions in operations or technology, natural disasters, pandemics, and events arising from political or social matters, including terrorist attacks. Third parties with whom we do business or that facilitate our business activities including exchanges, clearing houses, financial intermediaries, or vendors that provide services or security solutions for our operations, could also be sources of operational or information security risk to the Company including breakdowns or failures of their own systems, capacity constraints, or cyberattacks.

Cybersecurity risk management programs are expensive to maintain and will not protect the Company from all risks associated with maintaining the security of customer data from external and internal intrusions, disaster recovery, and failures in controls used by our vendors. A material breach of customer data security or operational or system failure may negatively impact our business reputation and cause a loss of customers, result in increased expense to contain the event and/or require that we provide credit monitoring services for or reimburse affected customers, result in regulatory fines, penalties or intervention, or result in litigation, all of which could have a materially adverse effect on our results of operations and financial condition.

Although to date we have not experienced any material losses relating to cyberattacks or other information security breaches or operational failures, there can be no assurance that we will not suffer such losses in the future. Attempts to compromise our cybersecurity are regular and frequent. Our risk and exposure to these matters remains heightened, and as a result, the continued development and enhancement of our controls, processes, and practices designed to protect and facilitate the recovery of our systems, computers, software, data, and networks from attack, damage, or unauthorized access remains a high priority for us. As an additional layer of protection, we have purchased network and privacy liability risk insurance coverage. Our cybersecurity insurance may not provide sufficient coverage in the event of a breach or may not be available in the future on acceptable terms.

The development and use of emerging technologies like artificial intelligence, machine learning, and generative artificial intelligence presents risks and challenges that may adversely impact our business.

We continue to evaluate and selectively deploy emerging technologies like AI, machine learning, and generative AI for incorporation into our business. AI refers to a broad field of computer science that enables machines to perform tasks that typically require human intelligence, such as reasoning, problem-solving, decision-making, and language understanding. Machine learning is a subset of AI that uses statistical and computational methods to train algorithms so they can automatically learn patterns from data and improve performance without explicit programming. The Board receives periodic updates on our overall governance structure and risk management approach for these technologies, but does not approve individual AI capabilities. Each initiative is subject to a specific internal governance process designed to assess risks related to data quality, bias, regulatory compliance, and ethical considerations. The Company's use of AI and machine learning is subject to risks that algorithms and data sets are flawed or may be insufficient or contain biased information. The legal and regulatory environment relating to these emerging technologies is uncertain and rapidly evolving and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of these technologies. These evolving laws and regulations could require changes in our implementation of these emerging technologies and increase our compliance costs and the risk of non-compliance. These same risks apply to our use of third-party service providers who are implementing these tools into the products or services they provide to us.

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

Mr. George B. Kaiser owns approximately 63% of the outstanding shares of BOK Financial's common stock at December 31, 2025. Mr. Kaiser is able to elect all of BOK Financial's directors and effectively control the vote on all matters submitted to a vote of BOK Financial's common shareholders. Mr. Kaiser's ability to prevent an unsolicited bid for BOK Financial or any other change in control could have an adverse effect on the market price for BOK Financial's common stock. A substantial majority of BOK Financial's directors are not officers or employees of BOK Financial or any of its affiliates. However, because of Mr. Kaiser's control over the election of BOK Financial's directors, he could change the composition of BOK Financial's Board of Directors so that it would not have a majority of outside directors.

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

An increasing competitive factor in the financial services industry is the ability to attract and retain qualified employees across several lines of business. As the industry continues to evolve toward digital delivery channels, data‑driven decisioning, automation, and cybersecurity, demand for technology professionals continues to grow. Significant competition for this talent may impair our ability to hire and retain the personnel required to support our strategic initiatives.

Adverse global economic factors could have a negative effect on BOK Financial customers and counterparties.

Global economic conditions could impact BOK Financial’s customers and counterparties with which we do business. Global health pandemics, such as the COVID-19 pandemic, may affect economies around the world. Geopolitical tensions and conflicts in various regions have historically contributed to volatility in oil prices, as well as affected other global economic factors. Recent developments in Iran and Venezuela highlight the susceptibility of global oil markets to geopolitical shocks. Continuation of these, and any other geopolitical conflicts that might arise, could negatively affect our financial results.

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

The Company, its customers and counterparties may also be adversely affected by global events, such as natural disasters, and other external events beyond our control, including public health issues, terrorist attacks, and acts of war. These global events may significantly affect long-term and short-term interest rates, energy prices, the value of financial assets, and economic activity in our primary markets. The adverse effect of these events on the Company may include narrowing of the spread between interest income and interest expense, a reduction in fee income, an increase in credit losses, and a decrease in demand for loans and other products and services.

Our business, financial condition, liquidity, and results of operations could be adversely affected by a health pandemic or other health crisis.

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
ITEM 2.   PROPERTIES

BOK Financial and its subsidiaries own and lease improved real estate that is carried at $416 million, net of depreciation and amortization. The Company’s principal offices are located in leased premises in the Bank of Oklahoma Tower in Tulsa, Oklahoma. Banking offices are primarily located in Tulsa and Oklahoma City, Oklahoma; Dallas, Fort Worth, Houston and San Antonio, Texas; Albuquerque, New Mexico; Denver, Colorado; Phoenix, Arizona; and Kansas City, Kansas/Missouri. Primary operations facilities are located in Tulsa and Oklahoma City, Oklahoma; Dallas, Texas; and Albuquerque, New Mexico. The Company's facilities are suitable for their respective uses and present needs.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

BOK Financial's $0.00006 par value common stock is traded on the NASDAQ Stock Market under the symbol BOKF. As of January 31, 2026, common shareholders of record numbered 562 with 60,696,695 shares outstanding.

The highest and lowest quarterly closing bid price for shares and cash dividends declared per share of BOK Financial common stock follows:

	First	Second	Third	Fourth
2025:
Low	$98.70	$87.82	$98.52	$103.12
High	114.26	103.35	112.89	121.66
Cash dividends declared	0.57	0.57	0.57	0.63
2024:
Low	$79.77	$85.13	$87.90	$101.06
High	92.00	95.63	107.47	119.63
Cash dividends declared	0.55	0.55	0.55	0.57

The information set forth under the heading "Equity Compensation Plan Information" in BOK Financial's 2025 Annual Proxy Statement is incorporated herein by reference.

Shareholder Return Performance Graph

Set forth below is a line graph comparing the change in cumulative shareholder return of the NASDAQ Composite Index and the KBW NASDAQ Regional Banking Index for the period commencing December 31, 2020 and ending December 31, 2025.*

Total Return Performance
BOK Financial Corporation
NASDAQ Composite Index
KBW NASDAQ Regional Banking Index
Index Value
275
250
225
200
175
150
125
100
75
50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Period Ending

	Period Ending December 31,
Index	2020	2021	2022	2023	2024	2025
BOK Financial Corporation	100.00	157.59	158.52	134.34	170.87	194.40
NASDAQ Composite	100.00	122.18	82.43	119.22	154.48	187.14
KBW NASDAQ Regional Banking Index	100.00	136.64	127.17	126.67	143.39	152.71
*    Graph assumes value of an investment in the Company's Common Stock for each index was $100 on December 31, 2020. Cash dividends on Common Stock are assumed to have been reinvested in BOK Financial Common Stock.

The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended December 31, 2025.

Period	Total Number of Shares Purchased [2]	Average Price Paid per Share[3]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1 to October 31, 2025	456,655	$107.78	456,574	4,177,879
November 1 to November 30, 2025	2,162,615	$108.03	2,160,840	2,017,039
December 1 to December 31, 2025	747	$116.97	—	2,017,039
Total	2,620,017		2,617,414
1    On July 29, 2025, the Company's Board authorized the Company to repurchase up to five million shares of the Company's common stock. As of December 31, 2025, the Company had repurchased 2,982,961 shares under this plan. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations, and other factors.
2    The Company may repurchase vested shares from employees to cover taxes in connection with employee equity compensation.
3    Includes 2,100,840 shares acquired through an ASR agreement entered in the fourth quarter of 2025. Refer to Note 15 of the Notes to Consolidated Financial Statements for additional information on share repurchases activity.
ITEM 6.  [Reserved]
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table 1 – Consolidated Selected Financial Data
	December 31,
	2025	2024	2023
Selected Financial Data
Earnings per share (based on average equivalent shares):
Basic and diluted	$9.17	$8.14	$8.02
Percentages (based on daily averages):
Return on average assets	1.12%	1.03%	1.10%
Return on average shareholders' equity	9.89%	9.82%	10.82%
Dividend payout ratio	25.41%	27.20%	27.00%
Allowance for loan losses to loans	1.08%	1.16%	1.16%
Combined allowance for credit losses to loans[1]	1.28%	1.38%	1.36%
1    Includes allowance for loan losses and accrual for off-balance sheet credit risk.

Management’s Assessment of Operations and Financial Condition

Overview

The following discussion is management's analysis to assist in the understanding and evaluation of the financial condition and results of operations of BOK Financial. This discussion should be read in conjunction with the Consolidated Financial Statements and footnotes and selected financial data presented elsewhere in this report. This section and other sections provide information about our recent financial performance. For information about results of operations for 2024 compared with 2023, see the respective sections in Management's Discussion and Analysis included in our 2024 Form 10-K filed on February 19, 2025.

Reflecting the Federal Reserve's cautious confidence that inflation is moderating, the federal funds rate was reduced by 75 basis points over the last four months of 2025 to balance between inflation progress and emerging labor-market risks. The housing market showed some signs of recovery, with slight increases in sales and inventory. Homeownership affordability is being significantly impacted by the combination of higher mortgage interest rates and elevated home prices, which has greatly affected first-time homebuyers. Consumer spending also continues to remain stable but constrained, supported by continued demand for essential services while discretionary spending softened amid elevated prices and increased budget sensitivity. Unemployment increased slightly to 4.4% for December 2025. See "Summary of Credit Loss Experience" section of Management's Discussion and Analysis for additional discussion around our economic forecast.
Performance Summary

Net income for the year ended December 31, 2025, totaled $578.0 million, or $9.17 per diluted share, compared with net income of $523.6 million, or $8.14 per diluted share, for the year ended December 31, 2024. PPNR1, a non-GAAP measure, was $742.6 million for 2025, compared to $684.7 million in the prior year.
Highlights of 2025 included:
•Net interest income totaled $1.3 billion for 2025, a $116.6 million increase over the prior year. Net interest margin was 2.87% for 2025, compared to 2.65% for 2024, reflecting the funding shift from wholesale borrowings to interest-bearing deposits, along with improving yields on the AFS securities portfolio. Average earning assets were $46.4 billion for 2025, up $866 million over 2024, largely due to expansion of the AFS securities portfolio and growth in loan portfolio balances.
•Fees and commissions revenue was $800.7 million for 2025, consistent with the prior year. Brokerage and trading revenue decreased $58.4 million, largely due to a shift from trading revenue to net interest income on trading securities. Fiduciary and asset management revenue increased $26.3 million led by growth in trust fees related to higher market valuations and continued growth in client relationships. Transaction card revenue was up $8.8 million due to disciplined pricing strategies, targeted customer acquisition efforts, and an increase in the volume of transactions processed during the year. Deposit service charges increased $6.8 million due to growth in commercial service charges.
•Other gains, net, were $43.8 million for 2025, including a $23.5 million pre-tax gain on the sale of a merchant banking investment. Other gains, net, for 2024 were $79.7 million, which included a $56.9 million pre-tax gain recognized in connection with the receipt and disposition of Visa C shares received as a result of the Exchange Offer announced by Visa, Inc. in the second quarter of 2024.
•Gains on AFS securities totaled $2.0 million for the year ended December 31, 2025, compared to a loss of $45.8 million in the prior year resulting from the strategic repositioning of our portfolio.
•Other operating expense increased $67.1 million to $1.4 billion. Personnel expense grew $66.7 million, reflecting a combination of annual merit increases, salary adjustments, and business expansion. Non-personnel expense was consistent with the prior year. The current year included a benefit of $10.7 million from FDIC updates to the special assessment estimate, along with other adjustments to the special assessment, compared to a $5.5 million expense in the prior year. The prior year included $13.6 million in charitable contributions to the BOKF Foundation, largely driven by the $10.0 million donation of converted Visa shares to the foundation. These decreases in expense for 2025 were largely offset by higher costs for data processing and communications, professional fees and services, business promotion, and net occupancy and equipment.
1    See Explanation and Reconciliation of Non-GAAP Measures in "Non-GAAP Measures" section following.

•The net economic benefit of the changes in the fair value of MSR and related economic hedges was $1.1 million during 2025, compared to a net economic cost of $5.7 million during 2024, due to reduced market volatility throughout 2025.
•The provision for credit losses was $2.0 million in 2025. The impact of loan growth was partially offset by an improvement in credit quality and the forecasted economic outlook during the year. Credit quality remained strong with net charge-offs of $6.7 million, or 0.03% of average loans in 2025, compared to $12.9 million, or 0.05% of average loans in 2024. We recorded an $18.0 million provision for expected credit losses in 2024. The combined allowance for credit losses totaled $327 million or 1.28% of outstanding loans at December 31, 2025. The combined allowance for credit losses was $332 million or 1.38% of outstanding loans at December 31, 2024.
•Nonperforming assets not guaranteed by U.S. government agencies totaled $66 million at December 31, 2025, up from a historic low of $42 million at December 31, 2024. Accruing substandard loans decreased $71 million, while other loans especially mentioned increased $29 million and nonaccrual loans increased $28 million.
•Average outstanding loan balances were $24.6 billion, growing $416 million over the prior year. Average loans to individuals increased $468 million and commercial real estate loans grew $366 million, while commercial loans decreased $418 million. Period end outstanding loan balances increased $1.5 billion to $25.7 billion at December 31, 2025.
•Average deposits increased $2.4 billion to $38.7 billion. Average interest-bearing deposits increased $2.8 billion, while average demand deposits decreased $413 million. Period end deposits increased $1.2 billion to $39.4 billion. The loan to deposit ratio was 65% at December 31, 2025, compared to 63% at December 31, 2024.
•Assets under management or administration totaled $126.6 billion at December 31, 2025, increasing $12.0 billion over December 31, 2024, primarily driven by improvements in the equity markets and growth in customer relationships during 2025.
•The Company's tangible common equity ratio1, a non-GAAP measure, was 9.46% at December 31, 2025, and 9.17% at December 31, 2024. The tangible common equity ratio is primarily based on total shareholders' equity, which includes unrealized gains and losses on AFS securities.
•The Company's common equity Tier 1 capital ratio was 12.90% at December 31, 2025. In addition, the Tier 1 capital ratio was 12.90%, total capital ratio was 14.77% and leverage ratio was 9.86% at December 31, 2025. At December 31, 2024, the Tier 1 capital ratio was 13.04%, the total capital ratio was 14.21%, and the leverage ratio was 9.97%.
•The Company repurchased 3,656,259 common shares at an average price of $105.72 per share during 2025 and 1,028,806 common shares at an average price of $86.49 during 2024.
•The Company paid cash dividends of $2.34 per common share during 2025, and $2.22 per common share in 2024.

Net income for the fourth quarter of 2025 totaled $177.3 million, or $2.89 per diluted share, compared to $140.9 million, or $2.22 per diluted share, for the third quarter of 2025.

Highlights of the fourth quarter of 2025 included:
•Net interest income totaled $345.3 million, an increase of $7.6 million over the prior quarter. Net interest margin expanded 7 basis points to 2.98% from 2.91%. For the fourth quarter of 2025, our core net interest margin excluding trading activities1, a non-GAAP measure, grew 6 basis points to 3.22% compared to 3.16% in the prior quarter.
•Fees and commissions revenue was $214.9 million, up $10.4 million, led by growth in brokerage and trading revenue, fiduciary and asset management revenue, and transaction card revenue.
•Other gains, net, were $28.1 million for the fourth quarter of 2025, compared to $8.3 million in the third quarter of 2025. The fourth quarter included a $23.5 million pre-tax gain on the sale of a merchant banking investment.
•Operating expense decreased $8.7 million to $361.1 million. Excluding the FDIC special assessment benefit, personnel expense decreased $3.6 million and non-personnel expense increased $3.2 million.
•No provision for credit losses was necessary for the fourth quarter of 2025. The provision for credit losses was $2.0 million in the third quarter of 2025. Net charge-offs were $1.4 million, or 0.02% of average loans on an annualized basis, in the fourth quarter.
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
•The forecast for each relevant economic loss driver and the probability weighting of economic scenarios are overseen by a senior management Economic Forecast Committee which includes members independent of the allowance process. These estimates may differ from future economic conditions.
•The Allowance Committee may increase or decrease the allowance to reflect risks not captured in the quantitative component. Examples of circumstances that may result in adjustments include, but are not limited to, new lines of business, market conditions that have not been previously encountered, observed changes in credit risk that are not yet reflected in macroeconomic factors, or economic conditions that impact loss given default assumptions. These estimates may differ from actual credit losses.

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

We describe critical elements affecting our estimate of expected credit loss in the "Summary of Credit Loss Experience" section of Management's Discussion and Analysis. While it is challenging to evaluate the allowance impact for a change in a particular input, results of such an analysis demonstrate how the quantitative element of the allowance behaves under different conditions. The sensitivity to management's economic scenario weighting may be quantified by comparing the results of weighting each economic scenario at 100%. For example, compared to a 100% base case scenario, a 100% downside case would result in an additional $189 million in quantitative reserve, while a 100% upside case would result in $13 million less in quantitative reserve at December 31, 2025. Such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related allowance for a number of reasons including (1) management's weighting of multiple forecasted economic scenarios in estimating expected credit losses; (2) management's predictions of future economic trends and relationships among the scenarios may differ from actual events; and (3) management's application of subjective measures to modeled results when appropriate.

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

Mortgage Servicing Rights

We have a significant investment in MSR. Our MSR are primarily retained from sales in the secondary market of residential mortgage loans we have originated or purchased from correspondent lenders. MSR may be purchased from other lenders. Both originated and purchased MSR are initially recognized at fair value. We have elected to carry all MSR at fair value. Changes in fair value are recognized in earnings as they occur.

MSR are not traded in active markets. The fair value of the MSR is determined by discounting the projected cash flows. Certain significant assumptions and estimates used in valuing MSR are based on current market sources including projected prepayment speeds, assumed servicing costs, earnings on escrow deposits, ancillary income and discount rates. Assumptions used to value our MSR are considered significant unobservable inputs and represent our best estimate of assumptions that market participants would use to value this asset. A separate third-party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults, and other relevant factors. The prepayment model is updated periodically for changes in market conditions and adjusted to better correlate with actual performance of our servicing portfolio. The discount rate is based on benchmark rates for mortgage loans plus a market spread expected by investors in servicing rights. Significant assumptions used to determine the fair value of our MSR are presented in Note 7 to the Consolidated Financial Statements. At least annually, we request estimates of fair value from outside sources to corroborate the results of the valuation model.

The assumptions used in this model are primarily based on mortgage interest rates. Evaluation of the effect of a change in one assumption without considering the effect of that change on other assumptions is not meaningful. Considering all related assumptions, we expect a 50 basis point parallel rate increase to increase the fair value of our servicing rights by $14.1 million. We expect a $17.8 million decrease in the fair value of our MSR from a 50 basis point parallel rate decrease.

Results of Operations
Net Interest Income and Net Interest Margin

2025 Net Interest Income

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

Tax-equivalent net interest income totaled $1.3 billion for 2025, an increase of $117.7 million over the prior year. Net interest income grew $81.5 million due to changes in interest rates. Net interest income increased $36.2 million from growth in average assets and interest-bearing deposit balances, partially offset by lower wholesale borrowings. Table 3 shows the effects on net interest income due to changes in average balances and interest rates for the various types of earning assets and interest-bearing liabilities. In addition, see the Annual Financial Summary of consolidated daily average balances, average yields and rates as shown in Table 2.

Net interest margin was 2.87% for 2025 and 2.65% for 2024, reflecting the funding shift from wholesale borrowings to interest-bearing deposits, along with improving yields on the AFS securities portfolio. Our core net interest margin excluding trading activities1, a non-GAAP measure, was 3.14% compared to 3.01% in the prior year. The tax-equivalent yield on earning assets was 5.45% for 2025, compared to 5.75% in 2024. Loan yields decreased 67 basis points to 6.65%. The AFS securities portfolio yield increased 20 basis points to 3.89%.

Funding costs decreased 71 basis points compared to 2024. The cost of interest-bearing deposits decreased 57 basis points. The cost of short-term borrowings decreased 92 basis points. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 72 basis points for 2025, compared to 91 basis points for 2024.

Average earning assets for 2025 increased $866 million, or 2%, over 2024. Average loans, net of allowance for loan losses, increased $421 million, largely due to growth in loans to individuals and commercial real estate loans, partially offset by lower average commercial loans. The average balance of AFS securities, which consists largely of residential and commercial mortgage-backed securities guaranteed by U.S. government agencies, increased $484 million. Average trading securities increased $228 million while average investment securities decreased $232 million.

Total average deposits grew by $2.4 billion over the prior year, including a $2.8 billion increase in interest-bearing deposits, partially offset by a $413 million decrease in average demand deposit balances. Average short-term borrowings decreased $1.9 billion.

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

1    See Explanation and Reconciliation of Non-GAAP Measures in "Non-GAAP Measures" section following.

Table 2 - Annual Financial Summary
Consolidated Daily Average Balances, Average Yields and Rates

(Dollars in thousands, except per share data)	Year Ended
	December 31, 2025
	Average Balance	Revenue/ Expense	Yield/ Rate[1]
Assets
Interest-bearing cash and cash equivalents	$527,730	$22,639	4.29%
Trading securities	5,911,936	296,425	5.05%
Investment securities	1,890,820	26,711	1.41%
Available-for-sale securities	13,285,146	526,825	3.89%
Fair value option securities	71,196	3,851	5.30%
Restricted equity securities	331,233	25,213	7.61%
Residential mortgage loans held for sale	83,286	5,075	6.01%
Loans	24,582,263	1,634,765	6.65%
Allowance for loan losses	(278,279)
Loans, net of allowance	24,303,984	1,634,765	6.73%
Total earning assets	46,405,331	2,541,504	5.45%
Receivable on unsettled securities sales	200,820
Cash and other assets	5,100,755
Total assets	$51,706,906

Liabilities and equity
Interest-bearing deposits:
Transaction	$26,301,624	$814,145	3.10%
Savings	854,624	4,683	0.55%
Time	3,584,733	136,943	3.82%
Total interest-bearing deposits	30,740,981	955,771	3.11%
Funds purchased and repurchase agreements	944,772	31,458	3.33%
Other borrowings	4,672,347	209,301	4.48%
Subordinated debentures	118,108	7,394	6.26%
Total interest-bearing liabilities	36,476,208	1,203,924	3.30%
Non-interest bearing demand deposits	8,003,931
Due on unsettled securities purchases	427,450
Other liabilities	953,402
Total equity	5,845,915
Total liabilities and equity	$51,706,906

Tax-equivalent net interest income		$1,337,580	2.15%
Tax-equivalent net interest income to earning assets			2.87%
Less tax-equivalent adjustment		10,236
Net interest income		1,327,344
Provision for credit losses		2,000
Other operating revenue		848,130
Other operating expense		1,432,856
Net income before taxes		740,618
Federal and state income taxes		162,640
Net income		577,978
Net income (loss) attributable to non-controlling interests		(12)
Net income attributable to BOK Financial Corporation shareholders		$577,990
Earnings per share:
Basic and diluted		$9.17
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

Table 2 - Annual Financial Summary (continued)
Consolidated Daily Average Balances, Average Yields and Rates

(Dollars in thousands, except per share data)	Year Ended
	December 31, 2024			December 31, 2023
	Average Balance	Revenue/ Expense	Yield/ Rate[1]	Average Balance	Revenue/ Expense	Yield/ Rate[1]
Assets
Interest-bearing cash and cash equivalents	$545,020	$28,234	5.18%	$632,289	$32,353	5.12%
Trading securities	5,683,573	288,471	5.11%	4,559,012	216,269	4.74%
Investment securities	2,122,836	30,105	1.42%	2,368,749	34,043	1.44%
Available-for-sale securities	12,801,565	490,867	3.69%	11,941,222	388,755	3.06%
Fair value option securities	19,180	761	3.66%	150,847	7,760	5.06%
Restricted equity securities	403,519	32,903	8.15%	387,224	29,683	7.67%
Residential mortgage loans held for sale	80,528	5,062	6.17%	69,280	4,341	6.12%
Loans	24,165,781	1,769,208	7.32%	23,125,349	1,638,071	7.08%
Allowance for loan losses	(283,164)			(258,300)
Loans, net of allowance	23,882,617	1,769,208	7.41%	22,867,049	1,638,071	7.16%
Total earning assets	45,538,838	2,645,611	5.75%	42,975,672	2,351,275	5.38%
Receivable on unsettled securities sales	244,951			222,004
Cash and other assets	4,965,709			5,046,478
Total assets	$50,749,498			$48,244,154

Liabilities and equity
Interest-bearing deposits:
Transaction	$23,567,473	$861,538	3.66%	$19,223,863	$540,068	2.81%
Savings	828,683	4,845	0.58%	901,008	2,913	0.32%
Time	3,506,652	159,346	4.54%	2,354,511	83,616	3.55%
Total interest-bearing deposits	27,902,808	1,025,729	3.68%	22,479,382	626,597	2.79%
Funds purchased and repurchase agreements	1,295,993	52,371	4.04%	2,653,654	119,018	4.49%
Other borrowings	6,208,654	338,390	5.45%	5,979,095	315,717	5.28%
Subordinated debentures	131,163	9,216	7.03%	131,155	8,952	6.83%
Total interest-bearing liabilities	35,538,618	1,425,706	4.01%	31,243,286	1,070,284	3.43%
Non-interest bearing demand deposits	8,417,151			10,725,452
Due on unsettled securities purchases	417,972			388,353
Other liabilities	1,041,590			979,685
Total equity	5,334,167			4,907,378
Total liabilities and equity	$50,749,498			$48,244,154

Tax-equivalent net interest income		$1,219,905	1.74%		$1,280,991	1.95%
Tax-equivalent net interest income to earning assets			2.65%			2.93%
Less tax-equivalent adjustment		9,147			8,811
Net interest income		1,210,758			1,272,180
Provision for credit losses		18,000			46,000
Other operating revenue		839,641			789,949
Other operating expense		1,365,755			1,332,881
Net income before taxes		666,644			683,248
Federal and state income taxes		143,091			152,115
Net income		523,553			531,133
Net income attributable to non-controlling interests		(16)			387
Net income attributable to BOK Financial Corporation shareholders		$523,569			$530,746
Earnings per share:
Basic and diluted		$8.14			$8.02
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

Table 3 – Annual Volume/Rate Analysis
(In thousands)

	Year Ended			Year Ended
	December 31, 2025 / 2024			December 31, 2024 / 2023
		Change Due To1			Change Due To1
	Change	Volume	Yield / Rate	Change	Volume	Yield / Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$(5,595)	$(820)	$(4,775)	$(4,119)	$(4,483)	$364
Trading securities	7,954	11,346	(3,392)	72,202	53,232	18,970
Investment securities	(3,394)	(3,234)	(160)	(3,938)	(3,773)	(165)
Available-for-sale securities	35,958	9,563	26,395	102,112	21,205	80,907
Fair value option securities	3,090	2,325	765	(6,999)	(5,778)	(1,221)
Restricted equity securities	(7,690)	(6,569)	(1,121)	3,220	2,065	1,155
Residential mortgage loans held for sale	13	146	(133)	721	682	39
Loans	(134,443)	28,977	(163,420)	131,137	74,649	56,488
Total tax-equivalent interest revenue	(104,107)	41,734	(145,841)	294,336	137,799	156,537
Interest expense:
Transaction deposits	(47,393)	92,327	(139,720)	321,470	140,061	181,409
Savings deposits	(162)	119	(281)	1,932	(321)	2,253
Time deposits	(22,403)	3,195	(25,598)	75,730	46,661	29,069
Funds purchased and repurchase agreements	(20,913)	(12,950)	(7,963)	(66,647)	(57,832)	(8,815)
Other borrowings	(129,089)	(76,297)	(52,792)	22,673	12,315	10,358
Subordinated debentures	(1,822)	(865)	(957)	264	1	263
Total interest expense	(221,782)	5,529	(227,311)	355,422	140,885	214,537
Tax-equivalent net interest income	117,675	36,205	81,470	(61,086)	(3,086)	(58,000)
Change in tax-equivalent adjustment	1,089			336
Net interest income	$116,586			$(61,422)
1    Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Fourth Quarter 2025 Net Interest Income

Tax-equivalent net interest income totaled $347.8 million for the fourth quarter of 2025, an increase of $7.6 million over the third quarter of 2025. Net interest margin expanded 7 basis points to 2.98% for the fourth quarter of 2025, compared to 2.91% for the third quarter of 2025. For the fourth quarter of 2025, our core net interest margin excluding trading activities1, a non-GAAP measure, expanded 6 basis points to 3.22% compared to 3.16% in the prior quarter.

Average earning assets for the fourth quarter of 2025 increased $161 million compared to the third quarter of 2025. Average loans, net of allowance for loan losses, increased $416 million, primarily due to growth in the commercial loan portfolio. Average AFS securities grew $178 million, while trading securities decreased $308 million and restricted equity securities decreased $87 million. Average interest-bearing deposits increased $1.4 billion, primarily from growth in interest-bearing transaction accounts. Average short-term borrowings decreased $1.7 billion. On November 6, 2025, $400 million of 6.108% fixed rate reset subordinated notes were issued.

The tax-equivalent yield on earning assets was 5.36% for the fourth quarter of 2025, a 17 basis point decrease compared to the third quarter of 2025. The yield on the AFS securities portfolio increased 1 basis point to 3.94%, while the yield on trading securities decreased 42 basis points to 4.83%. The loan portfolio yield decreased 22 basis points to 6.48%. The yield on restricted equity securities decreased 62 basis points to 7.22%.

Funding costs were 3.06%, down 27 basis points. The cost of interest-bearing deposits decreased 23 basis points to 2.91%. The cost of short-term borrowings decreased 34 basis points to 4.01%. The cost of subordinated debentures was 6.12%, entirely driven by the subordinated debt issuance in the fourth quarter. The benefit to net interest margin from assets funded by non-interest liabilities was 68 basis points, a decrease of 3 basis points.

1    See Explanation and Reconciliation of Non-GAAP Measures in "Non-GAAP Measures" section following.

Table 4 - Quarterly Financial Summary
Consolidated Daily Average Balances, Average Yields and Rates

(Dollars in thousands, except per share data)	Three Months Ended
	December 31, 2025			September 30, 2025
	Average Balance	Revenue/ Expense	Yield/ Rate[1]	Average Balance	Revenue/ Expense	Yield/ Rate[1]
Assets
Interest-bearing cash and cash equivalents	$546,045	$5,302	3.85%	$495,091	$5,482	4.39%
Trading securities	5,295,598	63,296	4.83%	5,603,200	72,770	5.25%
Investment securities, net of allowance	1,804,984	6,381	1.41%	1,861,565	6,560	1.41%
Available-for-sale securities	13,564,939	134,440	3.94%	13,386,515	133,452	3.93%
Fair value option securities	72,229	913	4.83%	105,651	1,441	5.45%
Restricted equity securities	250,430	4,522	7.22%	337,055	6,605	7.84%
Residential mortgage loans held for sale	91,414	1,349	5.84%	91,422	1,405	6.08%
Loans	25,242,551	412,170	6.48%	24,826,139	419,303	6.70%
Allowance for loan losses	(277,580)			(277,398)
Loans, net of allowance	24,964,971	412,170	6.55%	24,548,741	419,303	6.78%
Total earning assets	46,590,610	628,373	5.36%	46,429,240	647,018	5.53%
Receivable on unsettled securities sales	227,678			162,035
Cash and other assets	5,034,058			5,100,801
Total assets	$51,852,346			$51,692,076
Liabilities and equity
Interest-bearing deposits:
Transaction	$27,396,541	$199,008	2.88%	$26,076,475	$206,400	3.14%
Savings	852,390	1,163	0.54%	867,939	1,197	0.55%
Time	3,729,596	34,252	3.64%	3,641,985	34,236	3.73%
Total interest-bearing deposits	31,978,527	234,423	2.91%	30,586,399	241,833	3.14%
Funds purchased and repurchase agreements	1,185,566	10,360	3.47%	873,800	7,250	3.29%
Other borrowings	3,008,388	32,032	4.22%	5,048,301	57,724	4.54%
Subordinated debentures	241,482	3,722	6.12%	—	—	—%
Total interest-bearing liabilities	36,413,963	280,537	3.06%	36,508,500	306,807	3.33%
Non-interest bearing demand deposits	8,009,082			7,894,847
Due on unsettled securities purchases	452,673			329,361
Other liabilities	1,015,185			996,216
Total equity	5,961,443			5,963,152
Total liabilities and equity	$51,852,346			$51,692,076
Tax-equivalent net interest income		$347,836	2.30%		$340,211	2.20%
Tax-equivalent net interest income to earning assets			2.98%			2.91%
Less tax-equivalent adjustment		2,555			2,565
Net interest income		345,281			337,646
Provision for credit losses		—			2,000
Other operating revenue		244,282			210,709
Other operating expense		361,054			369,770
Net income before taxes		228,509			176,585
Federal and state income taxes		51,243			35,714
Net income		177,266			140,871
Net income (loss) attributable to non-controlling interests		(35)			(23)
Net income attributable to BOK Financial Corp. shareholders		$177,301			$140,894
Earnings per share:
Basic and diluted		$2.89			$2.22
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

Table 4 - Quarterly Financial Summary (continued)
Consolidated Daily Average Balances, Average Yields and Rates

Three Months Ended
June 30, 2025			March 31, 2025			December 31, 2024
Average Balance	Revenue /Expense	Yield/ Rate[1]	Average Balance	Revenue / Expense	Yield/ Rate[1]	Average Balance	Revenue / Expense	Yield/ Rate[1]

$506,330	$5,626	4.46%	$564,014	$6,229	4.48%	$546,955	$6,322	4.60%
6,876,788	86,488	5.05%	5,881,997	73,871	5.07%	5,636,949	68,817	4.90%
1,918,969	6,762	1.41%	1,980,005	7,008	1.42%	2,037,072	7,256	1.42%
13,218,569	131,360	3.89%	12,962,830	127,573	3.82%	12,969,630	127,803	3.82%
88,323	1,319	5.90%	17,603	178	3.72%	18,384	183	3.70%
390,191	7,545	7.73%	348,266	6,541	7.51%	338,236	6,427	7.60%
86,543	1,346	6.13%	63,365	975	6.03%	87,353	1,296	5.85%
24,176,549	404,555	6.71%	24,068,227	398,737	6.71%	24,024,544	423,487	7.01%
(278,191)			(279,983)			(283,685)
23,898,358	404,555	6.79%	23,788,244	398,737	6.79%	23,740,859	423,487	7.10%
46,984,071	645,001	5.47%	45,606,324	621,112	5.45%	45,375,438	641,591	5.59%
228,563			184,960			284,793
5,074,318			5,195,619			4,954,955
$52,286,952			$50,986,903			$50,615,186

$25,859,336	$204,216	3.17%	$25,859,733	$204,521	3.21%	$24,992,464	$214,868	3.42%
853,062	1,155	0.54%	844,875	1,168	0.56%	818,210	1,213	0.59%
3,465,780	33,072	3.83%	3,498,401	35,383	4.10%	3,629,882	41,643	4.56%
30,178,178	238,443	3.17%	30,203,009	241,072	3.24%	29,440,556	257,724	3.48%
782,039	6,820	3.50%	935,716	7,028	3.05%	1,076,400	10,231	3.78%
6,019,948	67,410	4.49%	4,626,402	52,135	4.57%	4,489,870	55,883	4.95%
99,846	1,588	6.38%	131,188	2,084	6.44%	131,185	2,241	6.80%
37,080,011	314,261	3.40%	35,896,315	302,319	3.42%	35,138,011	326,079	3.69%
7,958,538			8,156,069			8,378,558
503,490			425,050			472,334
951,112			848,797			1,047,983
5,793,801			5,660,672			5,578,300
$52,286,952			$50,986,903			$50,615,186
	$330,740	2.07%		$318,793	2.03%		$315,512	1.90%
		2.80%			2.78%			2.75%
	2,574			2,542			2,466
	328,166			316,251			313,046
	—			—			—
	207,098			186,041			210,044
	354,503			347,529			347,656
	180,761			154,763			175,434
	40,691			34,992			39,280
	140,070			119,771			136,154
	52			(6)			—
	$140,018			$119,777			$136,154

	$2.19			$1.86			$2.12
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

Table 5 – Quarterly Volume/Rate Analysis
(In thousands)

	Three Months Ended
	Dec. 31, 2025 / Sep. 30, 2025
		Change Due To1
	Change	Volume	Yield / Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$(180)	$529	$(709)
Trading securities	(9,474)	(3,825)	(5,649)
Investment securities, net of allowance	(179)	(190)	11
Available-for-sale securities	988	414	574
Fair value option securities	(528)	(389)	(139)
Restricted equity securities	(2,083)	(1,825)	(258)
Residential mortgage loans held for sale	(56)	(1)	(55)
Loans	(7,133)	6,833	(13,966)
Total tax-equivalent interest revenue	(18,645)	1,546	(20,191)
Interest expense:
Transaction deposits	(7,392)	10,072	(17,464)
Savings deposits	(34)	(17)	(17)
Time deposits	16	833	(817)
Funds purchased and repurchase agreements	3,110	2,649	461
Other borrowings	(25,692)	(22,482)	(3,210)
Subordinated debentures	3,722	1,861	1,861
Total interest expense	(26,270)	(7,084)	(19,186)
Tax-equivalent net interest income	7,625	8,630	(1,005)
Change in tax-equivalent adjustment	(10)
Net interest income	$7,635
1    Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

2025 Other Operating Revenue

Other operating revenue was $848.1 million for 2025, an increase of $8.5 million, or 1%, compared to 2024.

Table 6 – Other Operating Revenue
(Dollars in thousands)

	Year Ended December 31,		2025 vs. 2024		Year Ended December 31,	2024 vs. 2023
	2025	2024	Increase (Decrease)	% Increase (Decrease)	2023	Increase (Decrease)	% Increase (Decrease)
Brokerage and trading revenue	$159,742	$218,092	$(58,350)	(27)%	$240,610	$(22,518)	(9)%
Transaction card revenue	117,680	108,865	8,815	8%	106,858	2,007	2%
Fiduciary and asset management revenue	257,161	230,860	26,301	11%	207,318	23,542	11%
Deposit service charges and fees	125,529	118,745	6,784	6%	108,514	10,231	9%
Mortgage banking revenue	77,585	74,107	3,478	5%	55,698	18,409	33%
Other revenue	63,043	59,354	3,689	6%	62,120	(2,766)	(4)%
Total fees and commissions	800,740	810,023	(9,283)	(1)%	781,118	28,905	4%
Other gains, net	43,757	79,726	(35,969)	N/A	56,795	22,931	N/A
Gain (loss) on derivatives, net	12,281	(22,461)	34,742	N/A	(9,921)	(12,540)	N/A
Gain (loss) on fair value option securities, net	2,618	(256)	2,874	N/A	(4,292)	4,036	N/A
Change in fair value of mortgage servicing rights	(13,227)	18,437	(31,664)	N/A	(3,115)	21,552	N/A
Gain (loss) on available-for-sale securities, net	1,961	(45,828)	47,789	N/A	(30,636)	(15,192)	N/A
Total other operating revenue	$848,130	$839,641	$8,489	1%	$789,949	$49,692	6%
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

Brokerage and trading revenue, which includes revenues from trading, customer hedging, retail brokerage and investment banking, decreased $58.4 million, or 27%, compared to the prior year.

Trading revenue includes net realized and unrealized gains and losses primarily related to sales of residential mortgage-backed securities guaranteed by U.S. government agencies and related derivative instruments that enable our mortgage banking customers to manage their production risk. Trading revenue also includes net realized and unrealized gains and losses on municipal securities and other financial instruments that we sell to institutional customers, along with changes in the fair value of financial instruments we hold as economic hedges against market risk of our trading securities. Trading revenue was $59.0 million for 2025, a decrease of $62.9 million compared to 2024, primarily due to a shift from fee revenue to net interest income on trading securities and compressed trading margins. See additional discussion in "Reportable Segments" section of Management's Discussion and Analysis.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Risk Management Programs in Note 6 to the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange, and equity derivatives to our customers. Derivative contracts executed with customers are offset with contracts between selected counterparties and exchanges to minimize market risk from changes in commodity prices, interest rates, or foreign exchange rates. Customer hedging revenue, which is largely volume driven, totaled $28.3 million for 2025, an increase of $548 thousand, or 2%, over 2024, and was primarily attributed to our energy derivative customers partially offset by interest rate derivatives. Customer hedging revenue includes credit valuation adjustments of the fair value of derivatives to reflect the risk of counterparty default.

Investment banking, which includes fees earned upon completion of underwriting, financial advisory services and loan syndication fees, totaled $51.1 million for 2025, an increase of $2.0 million, or 4%, over 2024, largely related to the timing and volume of transactions.

Revenue earned from retail brokerage transactions totaled $21.4 million for 2025, an increase of $2.0 million, or 10%, over 2024. Retail brokerage revenue is primarily based on fees and commissions earned on sales of fixed income securities, annuities, mutual funds, and other financial instruments to retail customers. Revenue is primarily based on the volume of customer transactions and applicable commission rate for each type of product.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of TransFund ATM locations, and the number of merchants served. Transaction card revenue totaled $117.7 million for 2025, an $8.8 million, or 8%, increase over 2024. Revenues from the processing of transactions on behalf of the members of our TransFund EFT network totaled $97.7 million, up $6.6 million, or 7%, over 2024. The number of TransFund ATM locations totaled 2,909 at December 31, 2025, compared to 2,872 at December 31, 2024. Corporate card revenue totaled $10.2 million, an increase of $1.8 million, or 22%, over 2024. Merchant services fees paid by customers for account management and electronic processing of card transactions totaled $9.8 million, an increase of $403 thousand, or 4%.

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

Fiduciary and asset management revenue increased $26.3 million, or 11%, compared to 2024, led by growth in trust fees related to increased market valuations and continued growth in client relationships.

A distribution of assets under management or administration and related fiduciary and asset management revenue follows:

Table 7 – Assets Under Management or Administration
(Dollars in thousands)

	Year Ended December 31,
	2025			2024			2023
	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]
Managed fiduciary assets:
Personal	$13,688,630	$118,604	0.87%	$12,110,721	$115,886	0.96%	$10,951,951	$103,626	0.95%
Institutional	26,024,749	52,804	0.20%	23,940,121	35,147	0.15%	19,310,826	34,995	0.18%
Total managed fiduciary assets	39,713,379	171,408	0.43%	36,050,842	151,033	0.42%	30,262,777	138,621	0.46%

Non-managed assets:
Fiduciary	37,293,365	76,026	0.20%	31,928,292	70,393	0.22%	29,535,915	57,114	0.19%
Non-fiduciary	22,538,905	9,727	0.04%	21,116,298	9,434	0.04%	19,670,248	11,583	0.06%
Safekeeping and brokerage assets under administration	27,069,009	—	—%	25,519,805	—	—%	25,268,059	—	—%
Total non-managed assets	86,901,279	85,753	0.10%	78,564,395	79,827	0.10%	74,474,222	68,697	0.09%

Total assets under management or administration	$126,614,658	$257,161	0.20%	$114,615,237	$230,860	0.20%	$104,736,999	$207,318	0.20%
1    Assets under management or administration balance excludes certain assets under custody held by a sub-custodian where minimal revenue is recognized. $23 billion, $21 billion, and $19 billion of such assets are excluded from the 2025, 2024, and 2023 assets under management or administration balances, respectively.
2    Fiduciary and asset management revenue includes asset-based and other fees associated with the assets.
3    Revenue divided by period end balance.

A summary of changes in assets under management or administration for the year ended December 31, 2025, 2024, and 2023 follows:

Table 8 – Changes in Assets Under Management or Administration
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$114,615,237	$104,736,999	$99,735,040
Net inflows (outflows)	5,923,723	2,167,911	(3,105,170)
Net change in fair value	6,075,698	7,710,327	8,107,129
Ending balance	$126,614,658	$114,615,237	$104,736,999

Assets under management as of December 31, 2025 consist of 42% fixed income, 35% equities, 15% cash, and 8% alternative investments. Net inflows to assets under management increased during 2025, largely due to continued growth in client relationships. The increase in fair value of $6.1 billion mainly resulted from improvements in the equity markets in 2025.

Deposit service charges and fees totaled $125.5 million for 2025, a $6.8 million, or 6%, increase over 2024. Service charges earned primarily on commercial deposit accounts totaled $73.0 million, a $6.7 million, or 10%, increase over the previous year. Overdraft fees and non-sufficient fund fees earned primarily on consumer deposit accounts totaled $22.9 million for 2025, an increase of $525 thousand, or 2%, compared to 2024. Check card revenue totaled $23.8 million, consistent with the prior year.

Mortgage banking revenue totaled $77.6 million for 2025, a $3.5 million, or 5%, increase over 2024. Mortgage servicing revenue was $68.9 million, a $3.5 million increase compared to the prior year. The average outstanding principal balance of mortgage loans serviced for others totaled $22.5 billion at December 31, 2025, a $533 million increase over December 31, 2024. Mortgage production revenue was $8.7 million, consistent with the prior year. Production volume was up $38 million, while production revenue as a percentage of production volume decreased 5 basis points to 0.91%. Mortgage refinancing activity was 18% of total production in 2025, compared to 11% in 2024.

Table 9 – Mortgage Banking Revenue
(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Mortgage production revenue	$8,669	$8,739	$(5,339)

Mortgage loans funded for sale	$839,158	$812,263	$666,391
Add: Current year end outstanding commitments	49,048	36,590	34,783
Less: Prior year end outstanding commitments	36,590	34,783	45,492
Total mortgage production volume	$851,616	$814,070	$655,682

Production revenue as a percentage of production volume	1.02%	1.07%	(0.81)%
Realized margin on funded mortgage loans	0.91%	1.02%	(0.75)%
Mortgage loan refinances to mortgage loans funded for sale	18%	11%	9%
Primary mortgage interest rates:
Average	6.60%	6.72%	6.79%
Period end	6.18%	6.85%	6.42%

Mortgage servicing revenue	$68,916	$65,368	$61,037
Average outstanding principal balance of mortgage loans serviced for others	22,482,130	21,948,659	20,779,627
Average mortgage servicing fee rates	0.31%	0.30%	0.29%

Primary rates disclosed in Table 9 above represent rates generally available to borrowers on 30 year conforming mortgage loans.

Other revenue totaled $63.0 million for 2025, an increase of $3.7 million, or 6%, compared to 2024, led by higher fees earned on derivative counterparty margin.

Other gains, net and net gains on securities and derivatives

Other gains, net, were $43.8 million for the year ended December 31, 2025, compared to $79.7 million for the year ended December 31, 2024. We recognized a $23.5 million pre-tax gain on the sale of a merchant banking investment during 2025, slightly offset by a loss of $956 thousand realized on the redemption of our subordinated debentures in the second quarter of 2025. Net unrealized gains on merchant banking investments were $11.4 million and gain on investments related to deferred compensation plans were $10.4 million for 2025. The prior year included a $56.9 million pre-tax gain recognized in connection with the receipt and disposition of Visa C shares received as a result of the Exchange Offer announced by Visa, Inc. in the second quarter of 2024. Net unrealized gains on merchant banking investments were $8.4 million and gain on investments related to deferred compensation plans were $12.0 million for 2024.

We also recognized a $2.0 million gain on the sale of AFS securities in 2025, compared to a loss of $45.8 million in 2024 resulting from the strategic repositioning of our portfolio.

As discussed in the Market Risk section following, the fair value of our MSR changes in response to changes in primary mortgage loan rates and other assumptions. We attempt to mitigate the earnings volatility caused by changes in the fair value of MSR by designating certain financial instruments, generally U.S. government agency residential mortgage-backed securities for which we have elected the fair value option, as an economic hedge. Changes in the fair value of these instruments are generally expected to partially offset changes in the fair value of MSR.
Table 10 – Gain (Loss) on Mortgage Servicing Rights, Net of Economic Hedge
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Gain (loss) on derivatives, net	$11,254	$(23,401)	$(10,514)
Gain (loss) on fair value option securities, net	2,618	(256)	(4,292)
Gain (loss) on economic hedge of mortgage servicing rights, net	13,872	(23,657)	(14,806)
Change in fair value of mortgage servicing rights	(13,227)	18,437	(3,115)
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges included in other operating revenue	645	(5,220)	(17,921)
Net interest income (expense) on fair value option securities[1]	441	(476)	(258)
Total economic benefit (cost) of changes in the fair value of mortgage servicing rights, net of economic hedges	$1,086	$(5,696)	$(18,179)
1    Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Fourth Quarter 2025 Other Operating Revenue

Table 11 – Fourth Quarter 2025 Operating Revenue
(Dollars in thousands)

	Three Months Ended
	Dec. 31, 2025	Sep. 30, 2025	Increase (Decrease)	% Increase (Decrease)
Brokerage and trading revenue	$47,310	$43,239	$4,071	9%
Transaction card revenue	31,564	29,463	2,101	7%
Fiduciary and asset management revenue	68,347	63,878	4,469	7%
Deposit service charges and fees	32,039	31,896	143	—%
Mortgage banking revenue	19,013	19,764	(751)	(4)%
Other revenue	16,591	16,190	401	2%
Total fees and commissions	214,864	204,430	10,434	5%
Other gains, net	28,078	8,264	19,814	N/A
Loss on derivatives, net	(2,366)	(453)	(1,913)	N/A
Gain on fair value option securities, net	551	630	(79)	N/A
Change in fair value of mortgage servicing rights	1,407	(2,375)	3,782	N/A
Gain on available-for-sale securities, net	1,748	213	1,535	N/A
Total other operating revenue	$244,282	$210,709	$33,573	16%

Other operating revenue was $244.3 million for the fourth quarter of 2025, a $33.6 million, or 16%, increase over the third quarter of 2025.

Brokerage and trading revenue increased $4.1 million, or 9%, to $47.3 million. Trading revenue grew $5.4 million to $20.9 million. Higher U.S. agency residential mortgage-backed securities trading activity driven by a more favorable rate environment and an improved future economic outlook, including a steepening yield curve. Investment banking revenue decreased $1.9 million to $14.3 million. Municipal underwriting activity resumed a more normal level following a strong third quarter, partially offset by growth in loan syndication fees.

Fiduciary and asset management revenue increased $4.5 million led by growth in trust fees, primarily from higher transaction-related fees, improved market valuations, and continued growth in client relationships.

Transaction card revenue increased $2.1 million due to an increase in the volume of transactions processed during the period.

Other gains, net, were $28.1 million for the fourth quarter of 2025, compared to $8.3 million in the third quarter of 2025. The fourth quarter included a $23.5 million pre-tax gain on the sale of a merchant banking investment.
Other Operating Expense

2025 Other Operating Expense

Other operating expense for 2025 totaled $1.4 billion, a $67.1 million, or 5%, increase over the prior year. Personnel expense increased $66.7 million, or 8%, while non-personnel expense was consistent with the prior year at $554.9 million. Our efficiency ratio1 was 65.13% for 2025, compared to 64.32% in the prior year.

Table 12 – Other Operating Expense
(Dollars in thousands)

	Year Ended December 31,		2025 vs. 2024		Year Ended December 31,	2024 vs. 2023
	2025	2024	Increase (Decrease)	% Increase (Decrease)	2023	Increase (Decrease)	% Increase (Decrease)
Regular compensation	$491,179	$457,922	$33,257	7%	$439,987	$17,935	4%
Incentive compensation:
Cash-based compensation	218,703	200,247	18,456	9%	196,368	3,879	2%
Share-based compensation	25,139	22,685	2,454	11%	15,358	7,327	48%
Deferred compensation	10,791	13,042	(2,251)	N/A	9,818	3,224	N/A
Total incentive compensation	254,633	235,974	18,659	8%	221,544	14,430	7%
Employee benefits	132,157	117,343	14,814	13%	105,079	12,264	12%
Total personnel expense	877,969	811,239	66,730	8%	766,610	44,629	6%
Business promotion	39,433	33,274	6,159	19%	31,796	1,478	5%
Charitable contributions to BOKF Foundation	—	13,610	(13,610)	(100)%	2,707	10,903	403%
Professional fees and services	62,179	53,921	8,258	15%	55,337	(1,416)	(3)%
Net occupancy and equipment	131,382	125,328	6,054	5%	121,502	3,826	3%
FDIC and other insurance	26,406	31,105	(4,699)	(15)%	30,780	325	1%
FDIC special assessment	(10,688)	5,521	(16,209)	N/A	43,773	(38,252)	N/A
Data processing and communications	198,536	187,273	11,263	6%	181,365	5,908	3%
Printing, postage, and supplies	15,819	15,079	740	5%	15,225	(146)	(1)%
Amortization of intangible assets	10,620	11,612	(992)	(9)%	13,882	(2,270)	(16)%
Mortgage banking costs	35,731	34,638	1,093	3%	30,524	4,114	13%
Other expense	45,469	43,155	2,314	5%	39,380	3,775	10%
Total other operating expense	$1,432,856	$1,365,755	$67,101	5%	$1,332,881	$32,874	2%

Average number of employees (FTE)	5,059	4,982	77	2%	4,877	105	2%

1    See Explanation and Reconciliation of Non-GAAP Measures in "Non-GAAP Measures" section following.

Personnel expense

Personnel expense was $878.0 million in 2025, an increase of $66.7 million, or 8%. Regular compensation increased $33.3 million, or 7%, due to a combination of annual merit increases commencing in the first quarter, salary adjustments, and business expansion. Cash-based incentive compensation plans, which are either intended to provide current rewards to employees who generate long-term business opportunities for the Company based on growth in loans, deposits, customer relationships, and other measurable metrics or intended to compensate employees with commissions on completed transactions, increased $18.5 million, or 9%, compared to 2024, primarily related to higher loan volumes. Changes in assumptions of certain performance-based equity awards led to a $2.5 million, or 11%, increase in share-based compensation expense. Employee benefits expense increased $14.8 million, or 13%, primarily related to increased employee healthcare costs combined with smaller increases in payroll tax expense and retirement plan costs. Deferred compensation expense decreased $2.3 million as the deferred compensation liabilities mirror the performance of the deferred compensation investments, which decreased due to performance of the equity markets in 2025.

Non-personnel expense

Non-personnel expense was $554.9 million in 2025, consistent with the prior year. The FDIC continued to update their estimate of the special assessment during 2025, and, combined with other adjustments related to the special assessment, resulted in a benefit of $10.7 million, compared to $5.5 million of expense in the prior year. FDIC and other insurance expense also decreased $4.7 million, primarily driven by a lower average standard assessment rate for 2025 compared to the prior year. The prior year included $13.6 million in charitable contributions to the BOKF Foundation, largely driven by the donation of converted Visa shares to the foundation. Data processing and communications expense increased $11.3 million, or 6%, largely driven by costs associated with ongoing projects. Professional fees and services costs grew $8.3 million, or 15%, due to additional projects in 2025. Net occupancy and equipment expense was up $6.1 million, or 5%, primarily due to facilities-related projects and expansion of technology infrastructure. Business promotion costs increased $6.2 million, or 19%, led by higher advertising and travel costs, largely related to business expansion.

Fourth Quarter 2025 Operating Expense

Table 13 – Fourth Quarter 2025 Other Operating Expense
(Dollars in thousands)

	Three Months Ended
	Dec. 31, 2025	Sep. 30, 2025	Increase (Decrease)	% Increase (Decrease)
Regular compensation	$124,671	$124,664	$7	—%
Incentive compensation:
Cash-based compensation	59,683	56,096	3,587	6%
Share-based compensation	6,667	6,126	541	9%
Deferred compensation	2,430	5,826	(3,396)	N/A
Total incentive compensation	68,780	68,048	732	1%
Employee benefits	29,275	33,635	(4,360)	(13)%
Total personnel expense	222,726	226,347	(3,621)	(2)%
Business promotion	11,516	9,960	1,556	16%
Professional fees and services	18,371	15,137	3,234	21%
Net occupancy and equipment	32,693	33,040	(347)	(1)%
FDIC and other insurance	6,078	7,302	(1,224)	(17)%
FDIC special assessment	(9,479)	(1,209)	(8,270)	(684)%
Data processing and communications	51,299	50,062	1,237	2%
Printing, postage, and supplies	4,077	4,036	41	1%
Amortization of intangible assets	2,656	2,656	—	—%
Mortgage banking costs	10,663	10,668	(5)	—%
Other expense	10,454	11,771	(1,317)	(11)%
Total other operating expense	$361,054	$369,770	$(8,716)	(2)%

Other operating expense for the fourth quarter of 2025 totaled $361.1 million, a decrease of $8.7 million, or 2%, compared to the third quarter of 2025.

Personnel expense was $222.7 million, a decrease of $3.6 million, or 2%. Employee benefits expense decreased $4.4 million related to lower employee healthcare costs, retirement plan costs, and payroll tax expense. Cash-based incentive compensation increased $3.6 million, primarily driven by strong loan origination activity. Deferred compensation expense decreased $3.4 million to $2.4 million. The impact of deferred compensation expense is offset by the change in the fair value of related investments included in Other gains (losses), net.

Non-personnel expense was $138.3 million, a decrease of $5.1 million, or 4%. FDIC special assessment expense decreased $8.3 million, primarily due to the FDIC updating their estimate of the special assessment and other adjustments related to the special assessment. Other expense decreased by $1.3 million due to lower operational losses. Professional fees and services increased $3.2 million, primarily driven by additional projects in the quarter. Business promotion expense grew $1.6 million due to higher travel and advertising costs, while data processing and communications costs increased $1.2 million, driven by growth in the volume of transactions processed for our transaction card customers during the quarter.
Income Taxes

Income tax expense was $162.6 million, or 22.0% of net income before taxes for 2025, and $143.1 million, or 21.5% of net income before taxes for 2024.

Net deferred tax assets totaled $123 million at December 31, 2025, compared to net deferred tax assets of $232 million at December 31, 2024. We have evaluated the recoverability of our deferred tax assets based on the weight of available evidence, considering both positive and negative factors, and determined that no valuation allowance was required in 2025 or 2024.

Income tax expense was $51.2 million, or 22.4% of net income before taxes for the fourth quarter of 2025, compared to $35.7 million, or 20.2% of net income before taxes for the third quarter of 2025. The third quarter of 2025 included the release of reserves for uncertain tax positions as the statute of limitations had expired.
Reportable Segments

We operate three principal segments: Commercial Banking, Consumer Banking, and Wealth Management. Commercial Banking includes lending, treasury and cash management services, and customer risk management products for small businesses, middle market, and larger commercial customers. Commercial Banking also includes the TransFund EFT network. Consumer Banking includes retail lending and deposit services, lending and deposit services to small business customers served through our consumer branch network, and all mortgage loan origination and servicing activities. Wealth Management engages in brokerage and trading activities mainly related to providing liquidity to the mortgage markets through trading of U.S. government agency mortgage-backed securities and related derivative contracts. Wealth Management also provides fiduciary services, private banking services, and investment advisory services in all markets. Additionally, Wealth Management underwrites state and municipal securities.

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

As shown in Table 14, net income before taxes attributable to our segments decreased $106.9 million, or 12%, compared to the prior year. Net interest income decreased $82.8 million, primarily due to changes in interest rates. Net charge-offs decreased $5.9 million compared to the prior year. Other operating revenue increased $21.5 million. Other gains, net increased $36.2 million, driven by a $23.5 million pre-tax gain from the sale of a merchant banking investment and higher gains on merchant banking services. Fees and commissions revenue decreased $14.8 million. Brokerage and trading revenue decreased $58.0 million, primarily due to a shift from fee revenue to net interest income for trading securities and compressed trading margins. Fiduciary and asset management revenue increased $26.3 million led by growth in trust fees related to increased market valuations and continued growth in client relationships. Transaction card revenue increased $8.8 million, driven by disciplined pricing strategies, targeted customer acquisitions efforts, and an increase in the volume of transactions processed during the year. Deposit service charges increased $6.8 million due to growth in commercial service charges. Other operating expense increased $46.3 million, including a $33.3 million increase in personnel expense and a $13.0 million increase in non-personnel expense. The increase in net income before taxes attributed to Funds Management and Other reflects the ongoing application of the Company's transfer pricing methodology.

Table 14 – Net Income Before Taxes by Segment
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Commercial Banking	$584,206	$651,246	$713,015
Consumer Banking	76,412	112,224	106,977
Wealth Management	152,770	156,781	219,647
Segment total	813,388	920,251	1,039,639
Funds Management and Other	(72,770)	(253,607)	(356,391)
BOK Financial Corporation	$740,618	$666,644	$683,248

2025 Commercial Banking

Commercial Banking contributed $584.2 million to consolidated net income before taxes in 2025, a decrease of $67.0 million, or 10%, compared to the prior year.

Table 15 – Commercial Banking
(Dollars in thousands)

	Year Ended December 31,		2025 vs. 2024		Year Ended December 31,	2024 vs. 2023
	2025	2024	Increase (Decrease)	% Increase (Decrease)	2023	Increase (Decrease)	% Increase (Decrease)
Net interest income from external sources	$948,465	$1,078,190	$(129,725)	(12)%	$1,178,506	$(100,316)	(9)%
Net interest income (expense) from internal sources	(234,944)	(263,094)	28,150	11%	(305,107)	42,013	14%
Net interest income	713,521	815,096	(101,575)	(12)%	873,399	(58,303)	(7)%
Net loans charged off	3,715	8,850	(5,135)	(58)%	13,967	(5,117)	(37)%
Net interest income after net loans charged off	709,806	806,246	(96,440)	(12)%	859,432	(53,186)	(6)%
Other operating revenue	269,195	222,584	46,611	21%	247,001	(24,417)	(10)%
Personnel expense	204,213	191,398	12,815	7%	193,455	(2,057)	(1)%
Non-personnel expense	120,476	117,216	3,260	3%	124,926	(7,710)	(6)%
Total other operating expense	324,689	308,614	16,075	5%	318,381	(9,767)	(3)%
Corporate allocations	70,106	68,970	1,136	2%	75,037	(6,067)	(8)%
Net income before taxes	$584,206	$651,246	$(67,040)	(10)%	$713,015	$(61,769)	(9)%

Average assets	$21,616,765	$21,751,103	$(134,338)	(1)%	$21,003,551	$747,552	4%
Average loans	20,169,095	20,201,849	(32,754)	—%	19,374,797	827,052	4%
Average deposits	17,962,852	16,752,377	1,210,475	7%	15,321,427	1,430,950	9%
Average invested capital	2,177,186	2,150,565	26,621	1%	2,182,622	(32,057)	(1)%
Net interest income decreased $101.6 million, or 12%, primarily due to decreased loan spreads resulting from changes in market conditions and a shift in deposit balances from demand to interest-bearing accounts. Net loans charged off decreased $5.1 million to $3.7 million in 2025.

Other operating revenue increased $46.6 million, or 21%. Other gains, net, increased $30.3 million compared to the prior year. The current year included a $23.5 million pre-tax gain from the sale of a merchant banking investment, as well as higher gains on merchant banking services. Transaction card revenue increased $8.1 million, driven by higher transaction volumes, targeted customer acquisition efforts, and disciplined pricing strategies. Deposit service charges and fees increased $6.3 million and investment banking revenue increased $2.2 million due to higher loan syndication fees.

Other operating expense increased $16.1 million, or 5%, compared to 2024. Personnel expense increased $12.8 million, or 7%, largely driven by increased incentive compensation costs, annual merit increases, and salary adjustments. Non-personnel expense increased $3.3 million, or 3%, as the prior year included a recovery of operational losses.

The average outstanding balance of loans attributed to Commercial Banking was consistent with the prior year at $20.2 billion. See the Loans section of Management's Discussion and Analysis of Financial Condition for additional discussion of changes in commercial and commercial real estate loans, which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking were $18.0 billion for 2025, a $1.2 billion, or 7%, increase over the prior year. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital for further discussion of this change.

Fourth Quarter 2025 Commercial Banking

Table 16 - Commercial Banking - Fourth Quarter 2025
(Dollars in thousands)

	Three Months Ended
	Dec. 31, 2025	Sep. 30, 2025	Increase (Decrease)	% Increase (Decrease)
Net interest income from external sources	$241,442	$239,835	$1,607	1%
Net interest income (expense) from internal sources	(61,202)	(60,638)	(564)	(1)%
Net interest income	180,240	179,197	1,043	1%
Net loans charged off	929	2,609	(1,680)	(64)%
Net interest income after net loans charged off	179,311	176,588	2,723	2%
Other operating revenue	87,497	61,745	25,752	42%
Personnel expense	53,592	51,638	1,954	4%
Non-personnel expense	32,577	29,601	2,976	10%
Total other operating expense	86,169	81,239	4,930	6%
Corporate allocations	16,614	17,277	(663)	(4)%
Net income before taxes	$164,025	$139,817	$24,208	17%

Average assets	$22,017,647	$21,722,491	$295,156	1%
Average loans	20,529,256	20,280,147	249,109	1%
Average deposits	18,486,299	18,161,258	325,041	2%
Average invested capital	2,205,435	2,172,371	33,064	2%

Commercial Banking contributed $164.0 million to consolidated net income before taxes in the fourth quarter of 2025, an increase of $24.2 million, or 17%, compared to the third quarter of 2025. Combined net interest income and fee revenue increased $5.4 million. Brokerage and trading revenue increased $2.9 million driven by growth in loan syndication fees. Transaction card revenue increased $1.4 million due to higher transaction volumes, while net interest income grew $1.0 million. Net loans charged off decreased $1.7 million to $929 thousand in the fourth quarter of 2025. Other operating expenses increased $4.9 million, largely due to higher incentive compensation costs and additional technology projects in the quarter. Other gains (losses), net, grew $21.5 million, primarily due to the sale of a merchant banking investment.

2025 Consumer Banking

Consumer Banking services are provided through four primary distribution channels: traditional branches, the 24-hour ExpressBank call center, internet banking, and mobile banking. Consumer Banking also conducts mortgage banking activities through offices located outside our Consumer Banking markets.

Net income before taxes attributed to Consumer Banking totaled $76.4 million for 2025, a $35.8 million, or 32%, decrease from the prior year.

Table 17 – Consumer Banking
(Dollars in thousands)

	Year Ended December 31,		2025 vs. 2024		Year Ended December 31,	2024 vs. 2023
	2025	2024	Increase (Decrease)	% Increase (Decrease)	2023	Increase (Decrease)	% Increase (Decrease)
Net interest income from external sources	$55,150	$25,946	$29,204	113%	$59,962	$(34,016)	(57)%
Net interest income (expense) from internal sources	175,830	234,101	(58,271)	(25)%	207,058	27,043	13%
Net interest income	230,980	260,047	(29,067)	(11)%	267,020	(6,973)	(3)%
Net loans charged off	4,892	5,827	(935)	(16)%	5,157	670	13%
Net interest income after net loans charged off	226,088	254,220	(28,132)	(11)%	261,863	(7,643)	(3)%
Other operating revenue	149,938	140,005	9,933	7%	105,793	34,212	32%
Personnel expense	102,226	98,667	3,559	4%	89,472	9,195	10%
Non-personnel expense	139,296	127,597	11,699	9%	122,642	4,955	4%
Total other operating expense	241,522	226,264	15,258	7%	212,114	14,150	7%
Corporate allocations	58,092	55,737	2,355	4%	48,565	7,172	15%
Net income before taxes	$76,412	$112,224	$(35,812)	(32)%	$106,977	$5,247	5%

Average assets	$8,321,005	$8,112,293	$208,712	3%	$8,040,602	$71,691	1%
Average loans	2,366,189	2,023,837	342,352	17%	1,800,320	223,517	12%
Average deposits	8,275,256	8,077,700	197,556	2%	8,014,159	63,541	1%
Average invested capital	332,796	313,460	19,336	6%	285,997	27,463	10%

Net interest income from Consumer Banking activities decreased $29.1 million, or 11%, compared to 2024, largely due to increased customer demand for time deposits and decreased spreads resulting from a change in market conditions.

Other operating revenue increased $9.9 million, or 7%, compared to prior year. Mortgage banking revenue increased $4.1 million, primarily due to higher mortgage servicing revenue. The net benefit of changes in fair value of MSR and related economic hedges, as more fully presented in Table 10, was $1.1 million for 2025, compared to a net cost of $5.7 million in 2024.

Other operating expense increased $15.3 million, or 7%. Personnel expense increased $3.6 million, or 4%, led by higher regular compensation and increased healthcare costs. Business promotion expenses increased $4.3 million, occupancy and equipment costs rose $3.1 million, and data processing and communication expense increased $1.4 million, reflecting business expansion and ongoing projects. Corporate allocations increased $2.4 million, or 4%, compared to the prior year.

Average loans attributed to Consumer Banking increased $342 million, or 17%, to $2.4 billion. Average consumer deposits increased $198 million, or 2%, to $8.3 billion. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital for further discussion of the changes.

Fourth Quarter 2025 Consumer Banking

Table 18 - Consumer Banking - Fourth Quarter 2025
(Dollars in thousands)

	Three Months Ended
	Dec. 31, 2025	Sep. 30, 2025	Increase (Decrease)	% Increase (Decrease)
Net interest income from external sources	$16,806	$16,141	$665	4%
Net interest income (expense) from internal sources	40,357	42,310	(1,953)	(5)%
Net interest income	57,163	58,451	(1,288)	(2)%
Net loans charged off	944	1,413	(469)	(33)%
Net interest income after net loans charged off	56,219	57,038	(819)	(1)%
Other operating revenue	36,895	35,820	1,075	3%
Personnel expense	25,181	25,681	(500)	(2)%
Non-personnel expense	39,587	38,361	1,226	3%
Total other operating expense	64,768	64,042	726	1%
Corporate allocations	13,292	14,326	(1,034)	(7)%
Net income before taxes	$15,054	$14,490	$564	4%

Average assets	$8,396,499	$8,372,125	$24,374	—%
Average loans	2,516,158	2,432,968	83,190	3%
Average deposits	8,346,245	8,330,481	15,764	—%
Average invested capital	334,561	335,031	(470)	—%

Consumer Banking contributed $15.1 million to net income before taxes in the fourth quarter of 2025, relatively consistent with the third quarter of 2025. Combined net interest income and fee revenue totaled $94.8 million, a decrease of $1.8 million, primarily due to a decrease in the spread on deposits. Other operating revenue increased $1.1 million as the net cost of changes in the fair value of MSR and related economic hedges was $579 thousand compared to $2.1 million for the third quarter of 2025. Other operating expenses were consistent with the prior quarter and corporate expense allocations decreased $1.0 million.

2025 Wealth Management

Wealth Management contributed $152.8 million to consolidated net income before taxes in 2025, a decrease of $4.0 million, or 3%, compared to the prior year.

Table 19 – Wealth Management
(Dollars in thousands)

	Year Ended December 31,		2025 vs. 2024		Year Ended December 31,	2024 vs. 2023
	2025	2024	Increase (Decrease)	% Increase (Decrease)	2023	Increase (Decrease)	% Increase (Decrease)
Net interest income from external sources	$69,781	$11,266	$58,515	519%	$30,020	$(18,754)	(62)%
Net interest income (expense) from internal sources	107,252	117,962	(10,710)	(9)%	88,998	28,964	33%
Net interest income	177,033	129,228	47,805	37%	119,018	10,210	9%
Net loans charged off (recovered)	(25)	(184)	(159)	(86)%	(50)	134	268%
Net interest income after net loans recovered	177,058	129,412	47,646	37%	119,068	10,344	9%
Other operating revenue	427,612	462,679	(35,067)	(8)%	506,447	(43,768)	(9)%
Personnel expense	280,614	263,686	16,928	6%	250,671	13,015	5%
Non-personnel expense	112,629	114,551	(1,922)	(2)%	100,796	13,755	14%
Total other operating expense	393,243	378,237	15,006	4%	351,467	26,770	8%
Corporate allocations	58,657	57,073	1,584	3%	54,401	2,672	5%
Net income before taxes	$152,770	$156,781	$(4,011)	(3)%	$219,647	$(62,866)	(29)%

Average assets	$11,369,530	$10,772,189	$597,341	6%	$9,883,180	$889,009	9%
Average loans	2,303,390	2,177,465	125,925	6%	2,201,614	(24,149)	(1)%
Average deposits	10,730,248	9,654,008	1,076,240	11%	7,739,490	1,914,518	25%
Average invested capital	337,562	323,364	14,198	4%	333,157	(9,793)	(3)%

Net interest income and fees and commission revenue attributed to the Wealth Management segment totaled $604.6 million in 2025, an increase of $12.7 million, or 2%, over 2024. Net interest income increased $47.8 million, while fees and commissions revenue decreased $35.1 million, primarily due to a shift from fee revenue to interest income and compressed trading margins.

Other operating expense increased $15.0 million, or 4%, over the prior year. Personnel expense rose $16.9 million, or 6%, primarily driven by higher incentive compensation and increased regular compensation. Non-personnel expense decreased $1.9 million, or 2%, largely due to lower operational losses, partially offset by higher data processing and communications costs and increased net occupancy and equipment expense associated with ongoing projects. Corporate allocations increased $1.6 million, or 3%, over the prior year.

Average Wealth Management loans grew $126 million, or 6%, to $2.3 billion. Average deposits attributed to Wealth Management increased $1.1 billion, or 11%, to $10.7 billion in 2025.

Fourth Quarter 2025 Wealth Management

Table 20 - Wealth Management - Fourth Quarter 2025
(Dollars in thousands)

	Three Months Ended
	Dec. 31, 2025	Sep. 30, 2025	Increase (Decrease)	% Increase (Decrease)
Net interest income from external sources	$13,929	$16,256	$(2,327)	(14)%
Net interest income (expense) from internal sources	30,132	27,370	2,762	10%
Net interest income	44,061	43,626	435	1%
Net loans charged off (recovered)	(7)	(3)	4	133%
Net interest income after net loans recovered	44,068	43,629	439	1%
Other operating revenue	116,110	111,516	4,594	4%
Personnel expense	74,028	73,032	996	1%
Non-personnel expense	28,697	29,939	(1,242)	(4)%
Total other operating expense	102,725	102,971	(246)	—%
Corporate allocations	14,764	15,568	(804)	(5)%
Income before taxes	$42,689	$36,606	$6,083	17%

Average assets	$11,276,162	$11,265,485	$10,677	—%
Average loans	2,393,802	2,353,961	39,841	2%
Average deposits	10,703,630	10,731,569	(27,939)	—%
Average invested capital	340,560	337,335	3,225	1%

Wealth Management contributed $42.7 million to net income before taxes in the fourth quarter of 2025, an increase of $6.1 million over the third quarter of 2025. Combined net interest income and fee revenue increased $5.0 million, primarily due to higher fiduciary and asset management fees driven by transaction-related fees combined with increased market valuations and continued growth in client relationships. Trading fees increased $5.4 million, driven by higher U.S agency residential mortgage-backed securities trading activity during the quarter, offset by municipal underwriting revenue returning to more normalized levels following a strong third quarter. Other operating expenses were consistent with the prior quarter.

Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity, and comply with regulatory requirements. Securities are classified as trading, investment (held-to-maturity), or available-for-sale. See Note 2 to the Consolidated Financial Statements for the composition of the securities portfolio as of December 31, 2025 and December 31, 2024.

We hold an inventory of trading securities in support of sales to a variety of customers including banks, corporations, insurance companies, money managers, and others. Trading securities totaled $5.4 billion at December 31, 2025, an increase of $494 million compared to December 31, 2024. As discussed in the Market Risk section of this report, trading activities involve risk of loss from adverse price movements. We mitigate this risk within board-approved value-at-risk limits through the use of derivative contracts, short sales, and other techniques.

At December 31, 2025, the carrying value of investment securities was $1.8 billion, including a $202 thousand allowance for expected credit losses, compared to $2.0 billion at December 31, 2024, with a $223 thousand allowance for expected credit losses. The fair value of investment securities was $1.7 billion at December 31, 2025, and $1.8 billion at December 31, 2024. Investment securities consist primarily of residential mortgage-backed securities issued by U.S. government agencies, intermediate and long-term, fixed rate Oklahoma and Texas municipal bonds, and taxable Texas school construction bonds. The investment security portfolio is diversified among issuers.

AFS securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income (loss) in shareholders’ equity. At December 31, 2025, the fair value of AFS securities was $13.6 billion, an increase of $755 million compared to December 31, 2024. The amortized cost of AFS securities totaled $13.7 billion at December 31, 2025, an increase of $350 million compared to December 31, 2024. AFS securities consist primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Both residential and commercial mortgage-backed securities have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies for which the principal and interest payments on the underlying loans are fully guaranteed. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans. At December 31, 2025, residential mortgage-backed securities represented 76% of total fair value of AFS securities.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the effective duration of the combined residential mortgage-backed securities portfolio held in investment and AFS securities portfolios at December 31, 2025 is 3.3 years. Management estimates the combined portfolios' duration extends to 4.1 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 2.1 years assuming a 200 basis point decline in the current rate environment.

The aggregate gross amount of unrealized losses on AFS securities totaled $274 million at December 31, 2025, a $293 million decrease compared to December 31, 2024. On a quarterly basis, we perform an evaluation on debt securities to determine if the unrealized losses are temporary as more fully described in Note 2 to the Consolidated Financial Statements. No credit impairment of AFS securities was identified in 2025.

Certain residential mortgage-backed securities issued by U.S. government agencies and included in Fair value option securities on the Consolidated Balance Sheets have been segregated and designated as economic hedges of changes in the fair value of our MSR. We have elected to carry these securities at fair value with changes in fair value recognized in current period income. These securities are held with the intent that gains or losses will offset changes in the fair value of MSR and related derivative contracts. Fair value option securities totaled $102 million, an increase of $84 million compared to 2024. See Market Risk section for further details.
Bank-Owned Life Insurance

We have approximately $422 million of bank-owned life insurance at December 31, 2025. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $324 million is held in separate accounts and $98 million represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and agency securities, residential mortgage-backed securities, corporate debt, and asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap which protects against changes in the fair value of the investments. As of December 31, 2025, the fair value of investments held in separate accounts covered by the stable value wrap was approximately $304 million. Since the underlying fair value of the investments held in separate accounts at December 31, 2025 was below the net book value of the investments, $17 million of cash surrender value was supported by the stable value wrap. The remaining $2.2 million of fair value held in separate accounts is not supported by the stable value wrap. The stable value wrap is provided by an investment grade financial institution.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $25.7 billion at December 31, 2025, an increase of $1.5 billion over December 31, 2024, driven by broad-based growth across the loan portfolio.

Table 21 – Loans
(In thousands)

	December 31,
	2025	2024
Commercial:
Healthcare	$4,008,208	$3,967,533
Services	3,911,917	3,643,203
Energy	2,882,242	3,254,724
General business	4,478,700	4,164,676
Total commercial	15,281,067	15,030,136

Commercial real estate:
Multifamily	2,432,330	2,237,064
Industrial	1,368,436	1,127,867
Office	814,139	755,838
Retail	573,451	485,926
Residential construction and land development	129,783	109,120
Other commercial real estate	353,867	342,637
Total commercial real estate	5,672,006	5,058,452

Loans to individuals:
Residential mortgage	2,731,415	2,436,958
Residential mortgage guaranteed by U.S. government agencies	158,359	136,649
Personal	1,808,615	1,452,529
Total loans to individuals	4,698,389	4,026,136

Total	$25,651,462	$24,114,724

Commercial

Commercial loans represent loans for working capital, facilities acquisition or expansion, purchases of equipment, and other needs of commercial customers primarily located within our geographical footprint. Commercial loans are underwritten individually and represent ongoing relationships based on a thorough knowledge of the customer, the customer’s industry, and the market. Commercial loans are generally secured by the customer’s assets, including real property, inventory, accounts receivable, operating equipment, interests in mineral rights, and other property and may also include personal guarantees of the owners and related parties. The primary source of repayment of commercial loans is the ongoing cash flow from operations of the customer’s business. In addition, revolving lines of credit are generally governed by a borrower base. Inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with commercial lending policies.

Commercial loans totaled $15.3 billion, or 60% of the loan portfolio, at December 31, 2025, increasing $251 million, or 2%, over December 31, 2024. Growth in general business and services loan balances was partially offset by a decrease in energy loan balances.

Approximately 71% of commercial loans are located within our geographic footprint based on collateral location. Loans for which the collateral location is less relevant, such as unsecured loans and reserve-based energy loans, are categorized by the borrower's primary operating location. The largest concentration of loans in this segment outside of our footprint is California, totaling 5% of the portfolio segment.

The healthcare sector of the loan portfolio totaled $4.0 billion, or 16% of total loans. Healthcare loans increased $41 million compared to December 31, 2024, primarily due to an increase in loans to senior housing. Healthcare sector loans consist primarily of loans for the development and operation of senior housing and care facilities including independent living, assisted living, and skilled nursing. Generally, we loan to borrowers with a portfolio of multiple facilities which serves to help diversify risks specific to a single facility.

The services sector of the loan portfolio totaled $3.9 billion, or 15% of total loans, an increase of $269 million compared to December 31, 2024. Services sector loans consist of a large number of loans to a variety of businesses, including state and local municipal government entities, Native American tribal government and casino operations, foundations and not-for-profit organizations, educational services, and specialty trade contractors. Services sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

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

Outstanding energy loans totaled $2.9 billion, or 11% of total loans, at December 31, 2025, a $372 million decrease compared to December 31, 2024. Consolidation in the energy industry led to elevated payoff activity throughout the year, but this payoff activity is abating and balances are stabilizing.

Approximately $2.2 billion, or 76% of energy loans, were to oil and gas producers, a $387 million decrease compared to December 31, 2024. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. Approximately 71% of the committed production loans are secured by properties primarily producing oil, and 29% of the committed production loans are secured by properties primarily producing natural gas.

Loans to midstream oil and gas companies totaled $443 million, or 15% of energy loans, an increase of $47 million over the prior year. Loans to borrowers that provide services to the energy industry totaled $188 million, or 7% of energy loans, a $37 million decrease during 2025. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales, totaled $46 million, or 2% of energy loans, a $5.8 million increase compared to the prior year.

Unfunded energy loan commitments were $4.4 billion at December 31, 2025, a $59 million increase over December 31, 2024.

General business loans totaled $4.5 billion, or 17% of total loans, an increase of $314 million over December 31, 2024. This increase included the launch of the residential mortgage finance portfolio during the third quarter of 2025, which has since grown to $126 million of outstanding balances at December 31, 2025. General business loans consist of $2.9 billion of wholesale/retail loans and $1.6 billion of loans from other commercial industries.

Loans to non-depository financial institutions included in services and general business loans totaled $689 million or 3% of total loans at December 31, 2025.The majority of these loans are in the two highest credit quality subcategories, subscription lines and residential mortgage finance portfolio lines.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of $100 million or more and with three or more non-affiliated banks as participants. At December 31, 2025, the outstanding principal balance of these loans totaled $6.0 billion, including $1.9 billion of general business loans and $1.9 billion of energy loans. Based on dollars committed, approximately 79% of shared national credits are to borrowers with local market relationships and we serve as the agent lender in approximately 22% of our shared national credits. We hold shared national credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer.

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

The outstanding balance of commercial real estate loans totaled $5.7 billion, or 22% of the loan portfolio, an increase of $614 million over December 31, 2024. Loans secured by industrial facilities were $1.4 billion, or 5% of total loans, a $241 million increase compared to the prior year. Loans secured by multifamily properties totaled $2.4 billion, or 9% of total loans, a $195 million increase over the prior year. Loans secured by retail facilities increased $88 million to $573 million, or 2% of total loans. Loans secured by office facilities increased $58 million to $814 million, or 3% of total loans.

Approximately 66% of commercial real estate loans are in our geographic footprint based on collateral location. The largest concentration of loans in this segment outside our footprint is Utah, totaling 7% of the segment. All other states represent less than 5% individually.

Unfunded commercial real estate loan commitments were $2.2 billion at December 31, 2025, a $299 million increase over the prior year. We take a disciplined approach to managing our concentration of total commercial real estate loan commitments as a percentage of Tier 1 Capital.
Loans to Individuals

Loans to individuals include residential mortgage and personal loans. Residential mortgage loans provide funds for our customers to purchase or refinance their primary residence or to borrow against the equity in their home. These loans are secured by a first or second mortgage on the customer's primary residence. Personal loans consist primarily of loans to Wealth Management clients secured by the cash surrender value of insurance policies and marketable securities. Personal loans also include direct loans secured by and for the purchase of automobiles, recreational and marine equipment, as well as unsecured loans. These loans are made in accordance with underwriting policies we believe to be conservative and are fully documented. Loans may be individually underwritten or credit scored based on size and other criteria. Credit scoring is assessed based on significant credit characteristics including credit history and residential and employment stability.

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

Loans to individuals totaled $4.7 billion, or 18% of the loan portfolio, growing $672 million over December 31, 2024. Approximately 90% of loans to individuals are secured by collateral located within our geographical footprint. Loans for which the collateral location is less relevant, such as unsecured loans, are categorized by the borrower’s primary location.

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Company are centrally managed by the Oklahoma market.

Table 22 – Loans Managed by Primary Geographical Market
(In thousands)

	December 31,
	2025	2024
Texas:
Commercial	$7,383,319	$7,411,416
Commercial real estate	2,057,016	1,731,281
Loans to individuals	1,066,827	918,994
Total Texas	10,507,162	10,061,691

Oklahoma:
Commercial	3,829,109	3,585,592
Commercial real estate	589,709	513,101
Loans to individuals	3,005,460	2,440,874
Total Oklahoma	7,424,278	6,539,567

Colorado:
Commercial	2,127,979	2,188,324
Commercial real estate	600,668	759,168
Loans to individuals	200,378	213,768
Total Colorado	2,929,025	3,161,260

Arizona:
Commercial	1,253,824	1,082,829
Commercial real estate	1,332,658	1,098,174
Loans to individuals	224,354	215,531
Total Arizona	2,810,836	2,396,534

Kansas/Missouri:
Commercial	282,189	305,957
Commercial real estate	571,331	515,511
Loans to individuals	142,392	164,638
Total Kansas/Missouri	995,912	986,106

New Mexico:
Commercial	311,636	325,246
Commercial real estate	465,228	402,217
Loans to individuals	49,589	60,703
Total New Mexico	826,453	788,166

Arkansas:
Commercial	93,011	130,772
Commercial real estate	55,396	39,000
Loans to individuals	9,389	11,628
Total Arkansas	157,796	181,400

Total BOK Financial loans	$25,651,462	$24,114,724

Table 23 – Loan Maturity and Interest Rate Sensitivity at December 31, 2025
(In thousands)

		Remaining Maturities of Selected Loans
	Total	Within 1 Year	1-5 Years	5 - 15 Years	After 15 Years
Loan maturity:
Commercial	$15,281,067	$2,759,199	$10,989,602	$1,448,752	$83,514
Commercial real estate	5,672,006	2,479,174	2,978,633	210,423	3,776
Loans to individuals	4,698,389	843,794	1,220,055	382,430	2,252,110
Total	$25,651,462	$6,082,167	$15,188,290	$2,041,605	$2,339,400

Interest rate sensitivity for selected loans with:
Predetermined interest rates	$7,132,413	$1,003,418	$2,523,271	$1,588,651	$2,017,073
Floating or adjustable interest rates	18,519,049	5,078,749	12,665,019	452,954	322,327
Total	$25,651,462	$6,082,167	$15,188,290	$2,041,605	$2,339,400
Off-Balance Sheet Commitments

We enter into certain off-balance sheet arrangements in the normal course of business as shown in Table 24. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower’s financial condition, collateral value, or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

Table 24 – Off-Balance Sheet Credit Commitments
(In thousands)

	December 31,
	2025	2024
Loan commitments	$15,856,740	$14,735,416
Standby letters of credit	606,697	703,194
Unpaid principal balance of residential mortgage loans sold with recourse	29,403	33,864
Unpaid principal balance of residential mortgage loans transferred into mortgage-backed securities guaranteed by U.S. Dept. of Veteran's Affairs	855,182	913,977

Customer Risk Management Programs

We offer programs that permit our customers to hedge various risks, including fluctuations in energy prices, interest rates, foreign exchange rates, and other commodities with derivative contracts. Each of these programs work essentially the same way. Derivative contracts are executed between the customers and the Company. Offsetting contracts are executed between the Company and selected counterparties or exchanges to minimize market risk to us from changes in commodity prices, interest rates, or foreign exchange rates. The counterparty contracts are identical to the customer contracts except for a fixed pricing spread or a fee paid to us as compensation for administrative costs, credit risk, and profit.

The customer risk management programs create credit risk for potential amounts due to the Company from our customers and from the counterparties. Customer credit risk is monitored through existing credit policies and procedures. The effects of changes in commodity prices, interest rates, or foreign exchange rates are evaluated across a range of possible scenarios to determine the maximum exposure we are willing to have individually to any customer. Customers may also be required to provide cash margin or other collateral in conjunction with our credit agreements to further limit our credit risk.

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

Derivative contracts are carried at fair value. At December 31, 2025, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $428 million compared to $242 million at December 31, 2024. Derivative contracts carried as assets include energy contracts with fair values of $333 million, foreign exchange contracts with fair values of $61 million, and interest rate swaps primarily sold to loan customers with fair values of $34 million. Before consideration of cash margin paid to counterparties, the aggregate net fair values of derivative contracts held under these programs reported as liabilities totaled $399 million compared to $205 million at December 31, 2024.

At December 31, 2025, total derivative assets were reduced by $153 million of cash collateral received from counterparties, and total derivative liabilities were reduced by $6.1 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement. Derivative contracts executed with customers may be secured by non-cash collateral in conjunction with a credit agreement with that customer, such as proven producing oil and gas properties. Access to this collateral in the event of default is reasonably assured.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 6 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at December 31, 2025 follows in Table 25.

Table 25 – Fair Value of Derivative Contracts
(In thousands)

Exchanges and clearing organizations	$186,545
Banks and other financial institutions	49,077
Customers	39,700
Fair value of customer risk management program asset derivative contracts, net	$275,322

At December 31, 2025, the largest exposure to a single counterparty was to an exchange for $98 million of net energy derivative positions and $100 million for cash margin placed with the exchange.

Our customer risk management program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits which may incur additional funding costs. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices down to an equivalent of $45.94 per barrel of oil and $2.95 per MMBtu of natural gas would increase the fair value of derivative assets by $13 million, with lending customers comprising the bulk of the assets. An increase in prices up to the equivalent of $68.90 per barrel of oil and $4.42 per MMBtu of natural gas would increase the fair value of derivative assets by $338 million. Liquidity requirements of this program are also affected by our credit rating. A decrease in our credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $10 million.

The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of December 31, 2025, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.

Summary of Credit Loss Experience

Table 26 – Summary of Credit Loss Experience
(Dollars in thousands)

	Year Ended
	Dec. 31, 2025	Dec. 31, 2024
Allowance for loan losses:
Beginning balance	$280,035	$277,123
Loans charged off	(10,305)	(18,835)
Recoveries of loans previously charged off	3,566	5,956
Net loans charged off	(6,739)	(12,879)
Provision for credit losses	2,564	15,791
Ending balance	$275,860	$280,035

Accrual for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$51,640	$48,977
Provision for credit losses	(369)	2,663
Ending balance	$51,271	$51,640

Accrual for off-balance sheet credit risk associated with mortgage banking activities:
Beginning balance	$3,148	$3,492
Net loans charged off	(40)	(3)
Provision for credit losses	(174)	(341)
Ending balance	$2,934	$3,148

Allowance for credit losses related to investment (held-to-maturity) securities:
Beginning balance	$223	$336
Provision for credit losses	(21)	(113)
Ending balance	$202	$223

Total provision for credit losses	$2,000	$18,000

Average loans by portfolio segment:
Commercial	$14,644,124	$15,061,959
Commercial real estate	5,435,587	5,069,162
Loans to individuals	4,502,552	4,034,660
Net charge-offs (annualized) to average loans	0.03%	0.05%
Net charge-offs (annualized) to average loans by portfolio segment:
Commercial	0.03%	0.06%
Commercial real estate	—%	0.02%
Loans to individuals	0.05%	0.07%
Recoveries to gross charge-offs	34.60%	31.62%
Provision for loan losses (annualized) to average loans	0.01%	0.07%
Allowance for loan losses to loans outstanding at period end	1.08%	1.16%
Accrual for unfunded loan commitments to loan commitments	0.32%	0.35%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period end	1.28%	1.38%

Allowance for Loan Losses and Accrual for Off-Balance Sheet Credit Risk from Unfunded Loan Commitments
Expected credit losses on assets carried at amortized cost are recognized over their expected lives based on models that measure the probability of default and loss given default over a 12-month reasonable and supportable forecast period. Models incorporate base case, downside, and upside macroeconomic variables such as real GDP growth, civilian unemployment rate, and WTI oil prices on a probability weighted basis. See Note 4 to the Consolidated Financial Statements for additional discussion of methodology of allowance for loan losses.

A $2.0 million provision for credit losses was recorded for the year ended December 31, 2025, reflecting the impact of loan growth during the year, partially offset by improvements in portfolio credit quality and economic forecast scenario assumptions.

Non-pass grade loans, which include loans especially mentioned, accruing substandard, and nonaccruing loans, totaled $580 million at December 31, 2025, a decrease of $14 million compared to December 31, 2024. Non-pass grade loans were composed primarily of $207 million, or 5%, of commercial healthcare loans; $131 million, or 3%, of commercial services loans; $113 million, or 3%, of commercial general business loans; and $82 million, or 1%, of commercial real estate loans. A summary of outstanding loan balances by risk grade is included in Note 4 to the Consolidated Financial Statements.

No provision for credit losses was necessary for the fourth quarter of 2025.

At December 31, 2025, the allowance for loan losses totaled $276 million, or 1.08% of outstanding loans. Excluding residential mortgage loans guaranteed by U.S. government agencies, the allowance for loan losses was 419% of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $327 million, or 1.28% of outstanding loans and 497% of nonaccruing loans at December 31, 2025.

An $18.0 million provision for credit losses was recorded for the year ended December 31, 2024 primarily due to improvement in the forecasted economic outlook during the year that was offset by the impact of loan growth and some risk grade migration.

At December 31, 2024, the allowance for loan losses was $280 million, or 1.16% of outstanding loans. Excluding residential mortgage loans guaranteed by U.S. government agencies, the allowance for loan losses was 701% of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $332 million, or 1.38% of outstanding loans and 831% of nonaccruing loans at December 31, 2024.

A summary of macroeconomic variables considered in developing our estimate of expected credit losses at December 31, 2025 follows:

	Base	Downside	Upside
Scenario probability weighting	50%	35%	15%
Economic outlook
Inflation levels continue to normalize, but remain elevated throughout 2026, reaching 2.6% by the fourth quarter of 2026.
Above average inflation is largely offset by strong wage growth and generates on-trend GDP growth. Businesses avoid broad layoffs due to the elevated expense of hiring which results in only a slight increase to the national unemployment rate.
There are two rate cuts over the next four quarters, bringing the federal funds target range to 3.00% to 3.25% by the end of the fourth quarter of 2026.

Widespread tariffs and restrictive immigration policies accelerate inflation and reduce real wages. This results in a significant decrease in consumer spending, which is compounded by a restrictive credit environment and declines in private sector investment, pushing the United States into a recession with a contraction in economic activity and a sharp increase in the unemployment rate.

The Federal Reserve is forced to adopt an accommodative monetary policy and cut the federal funds rate significantly to encourage economic activity and job creation to help limit the depth of the recession. In total, there are seven rate cuts over the next four quarters, bringing the target range to 1.75% to 2.00% by the end of the fourth quarter of 2026.

Core inflation improves, reaching 2.2% by the fourth quarter of 2026.

The impact of tariffs and restrictive immigration policies is minor. Labor force participation increases to help lift consumer spending levels and gains in productivity, which are benefitted by effective use of AI, resulting in above-trend GDP growth.

There is one rate cut over the next four quarters, bringing the federal funds target range to 3.25% to 3.50% by the fourth quarter of 2026.

Macro-economic factors
–GDP is forecasted to grow by 2.0% over the next 12 months.
–Civilian unemployment rate of 4.5% in the first quarter of 2026 decreasing to 4.4% by the fourth quarter of 2026.
–WTI oil prices are projected to average $52.83 per barrel over the next 12 months, with a peak of $54.92 in the first quarter of 2026 and falling 5% over the following three quarters.

–GDP is forecasted to contract 2.0% over the next 12 months.
–Civilian unemployment rate of 5.0% in the first quarter of 2026 worsens to 6.5% by the fourth quarter of 2026.
–WTI oil prices are projected to average $44.65 per barrel over the next twelve months, with a peak of $48.61 in the first quarter of 2026 and falling 19% over the following three quarters.

–GDP is forecasted to grow by 2.8% over the next 12 months.
–Civilian unemployment rate of 4.3% in the first quarter of 2026 decreases to 4.0% by the fourth quarter of 2026.
–WTI oil prices are projected to average $58.58 per barrel over the next 12 months.

Net Loans Charged Off

In 2025, net loans charged off totaled $6.7 million, or 0.03% of average loans, down from $13 million, or 0.05% of average loans in 2024.

In 2025, net charge-offs of commercial loans were $4.4 million, primarily related to a single services loan portfolio borrower. Net loan charge-offs of loans to individuals were $2.5 million. Net charge-offs of loans to individuals include deposit account overdraft losses.

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

Table 27 - Nonperforming Assets
(Dollars in thousands)

	December 31,
	2025	2024
Nonaccruing loans:
Commercial
Healthcare	$23,490	$13,717
Services	6,135	767
Energy	—	49
General business	6,477	114
Total commercial	36,102	14,647

Commercial real estate	6,697	9,905

Loans to individuals
Residential mortgage	18,263	15,261
Residential mortgage guaranteed by U.S. government agencies	8,586	6,803
Personal	4,712	109
Total loans to individuals	31,561	22,173
Total nonaccruing loans	74,360	46,725
Real estate and other repossessed assets	176	2,254
Total nonperforming assets	$74,536	$48,979
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$65,950	$42,176

Allowance for loan losses to nonaccruing loans[1]	419.41%	701.46%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to nonaccruing loans[1]	497.36%	830.81%
Nonperforming assets to outstanding loans and repossessed assets	0.29%	0.20%
Nonperforming assets to outstanding loans and repossessed assets[1]	0.26%	0.18%
Nonaccruing loans to outstanding loans	0.29%	0.19%
Nonaccruing commercial loans to outstanding commercial loans	0.24%	0.10%
Nonaccruing commercial real estate loans to outstanding commercial real estate loans	0.12%	0.20%
Nonaccruing loans to individuals to outstanding loans to individuals[1]	0.51%	0.40%
Accruing loans 90 days or more past due[1]	$—	$—
1     Excludes residential mortgages guaranteed by U.S. government agencies.

Excluding loans guaranteed by U.S. government agencies, nonperforming assets increased $24 million compared to December 31, 2024, primarily due to a $9.8 million increase in nonaccruing healthcare loans, a $6.4 million increase in nonaccruing general business loans, and a $5.4 million increase in nonaccruing services loans. Nonaccruing personal loans increased $4.6 million and nonaccruing residential mortgage loans increased $3.0 million, partially offset by a $3.2 million decrease in nonaccruing commercial real estate loans. Newly identified nonaccruing loans totaled $69 million, partially offset by $25 million in payments, $10 million of charge-offs, and $4.9 million of loans returning to accrual status. The Company generally retains nonperforming assets to maximize potential recovery, which may cause future nonperforming assets to decrease more slowly.

A rollforward of nonperforming assets for the years ended December 31, 2025, and December 31, 2024 follows in Table 28.

Table 28 – Rollforward of Nonperforming Assets
(In thousands)

	Year Ended December 31, 2025
	Nonaccruing Loans
	Commercial	Commercial Real Estate	Loan to Individuals	Total	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, December 31, 2024	$14,647	$9,905	$22,173	$46,725	$2,254	$48,979
Additions	38,031	3,317	27,243	68,591	—	68,591
Payments	(8,951)	(6,399)	(9,281)	(24,631)	—	(24,631)
Charge-offs	(5,374)	(126)	(4,805)	(10,305)	—	(10,305)
Net gains (losses) and write-downs	—	—	—	—	441	441
Foreclosure of nonaccruing loans	—	—	(167)	(167)	167	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(952)	(952)	—	(952)
Proceeds from sales	—	—	—	—	(2,686)	(2,686)
Return to accrual status	(2,251)	—	(2,650)	(4,901)	—	(4,901)
Balance, December 31, 2025	$36,102	$6,697	$31,561	$74,360	$176	$74,536

	Year Ended December 31, 2024
	Nonaccruing Loans
	Commercial	Commercial Real Estate	Loan to Individuals	Total	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, December 31, 2023	$110,131	$7,320	$28,018	$145,469	$2,875	$148,344
Additions	45,998	18,766	15,312	80,076	—	80,076
Payments	(99,436)	(14,726)	(6,793)	(120,955)	—	(120,955)
Charge-offs	(11,763)	(1,455)	(5,617)	(18,835)	—	(18,835)
Net gains (losses) and write-downs	—	—	—	—	(50)	(50)
Foreclosure of nonaccruing loans	(186)	—	(276)	(462)	462	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(1,813)	(1,813)	—	(1,813)
Proceeds from sales	—	—	—	—	(1,033)	(1,033)
Net transfers to nonaccruing loans	—	—	(1,473)	(1,473)	—	(1,473)
Return to accrual status	(30,097)	—	(5,185)	(35,282)	—	(35,282)
Balance, December 31, 2024	$14,647	$9,905	$22,173	$46,725	$2,254	$48,979
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

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets were at a historic low of $176 thousand at December 31, 2025, primarily composed of one-to-four family residential properties. Real estate and other repossessed assets decreased $2.1 million compared to December 31, 2024.

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

Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks, provide adequate liquidity to meet our operating needs. Based on the average balances for 2025, approximately 75% of our funding was provided by deposit accounts, 11% from borrowed funds, less than 1% from long-term subordinated debt, and 11% from equity. The loan to deposit ratio increased to 65% at December 31, 2025 from 63% at December 31, 2024, and continues to provide significant on-balance sheet liquidity to meet future loan demand and contractual obligations.

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

Table 29 - Average Deposits by Segment
(In thousands)

	Year Ended December 31,
	2025	2024
Commercial Banking	$17,962,852	$16,752,377
Consumer Banking	8,275,256	8,077,700
Wealth Management	10,730,248	9,654,008
Subtotal	36,968,356	34,484,085
Funds Management and Other	1,776,556	1,835,875
BOK Financial Corporation	$38,744,912	$36,319,960

Average deposits for 2025 totaled $38.7 billion, an increase of $2.4 billion over the prior year. Average interest-bearing transaction deposit account balances increased $2.7 billion, while average demand deposits decreased $413 million.

Average deposits attributed to Commercial Banking were $18.0 billion for 2025, growing $1.2 billion, or 7%, over 2024. Interest-bearing transaction account balances increased $1.6 billion, or 13%, while demand deposit balances decreased $376 million, or 9%. Our Commercial deposit portfolio is highly diversified across industries and customers. The highest concentration by industry within our commercial deposit portfolio is with our energy customers representing 9% of our total average deposits.

Average Consumer Banking deposit balances increased $198 million, or 2%, over the prior year. Time deposit balances increased $229 million, or 13%, demand deposit account balances increased $29 million, or 1%, and savings deposits increased $20 million, or 3%. Interest-bearing transaction account balances decreased $80 million, or 3%,

Average Wealth Management deposit balances were up $1.1 billion, or 11%, over the prior year. Interest-bearing transaction balances increased $862 million, or 11%, and time deposit balances were up $160 million, or 14%. Non-interest-bearing demand deposits increased $49 million, or 5%.

Average brokered deposits represented 5% of total average deposits in 2025. Excluding the reciprocal component, brokered deposits represented 2% of average deposits. Reciprocal deposit balances in excess of the $5 billion general threshold, as defined by the FDIC, are included as brokered deposits. Growth in brokered deposits during the year was primarily related to growth in reciprocal deposit balances and a temporary shift from wholesale borrowings to wholesale deposits in the fourth quarter of 2025. Average interest-bearing transaction accounts for 2025 included $2.1 billion of brokered deposits, a $744 million increase over 2024. Average time deposits included $32 million of brokered deposits for 2025, a $311 million decrease compared to 2024.

The distribution of our period end deposit account balances among principal markets follows in Table 30.

Table 30 - Period End Deposits by Principal Market Area
(In thousands)

	December 31,
	2025	2024
Oklahoma:
Demand	$3,492,243	$3,618,771
Interest-bearing:
Transaction	13,732,961	13,352,732
Savings	532,284	497,443
Time	2,232,078	2,138,620
Total interest-bearing	16,497,323	15,988,795
Total Oklahoma	19,989,566	19,607,566

Texas:
Demand	2,177,256	2,216,393
Interest-bearing:
Transaction	6,691,395	6,205,605
Savings	149,593	154,112
Time	647,158	646,490
Total interest-bearing	7,488,146	7,006,207
Total Texas	9,665,402	9,222,600

Colorado:
Demand	1,152,203	1,159,076
Interest-bearing:
Transaction	2,137,579	2,089,475
Savings	54,809	59,244
Time	282,320	280,081
Total interest-bearing	2,474,708	2,428,800
Total Colorado	3,626,911	3,587,876

New Mexico:
Demand	580,400	659,234
Interest-bearing:
Transaction	1,405,940	1,305,044
Savings	95,630	90,580
Time	354,757	347,443
Total interest-bearing	1,856,327	1,743,067
Total New Mexico	2,436,727	2,402,301

	December 31,
	2025	2024
Arizona:
Demand	365,007	418,587
Interest-bearing:
Transaction	1,450,416	1,277,494
Savings	14,656	12,336
Time	72,286	70,390
Total interest-bearing	1,537,358	1,360,220
Total Arizona	1,902,365	1,778,807

Kansas/Missouri:
Demand	281,263	277,440
Interest-bearing:
Transaction	1,194,500	1,169,541
Savings	14,256	12,158
Time	37,820	37,210
Total interest-bearing	1,246,576	1,218,909
Total Kansas/Missouri	1,527,839	1,496,349

Arkansas:
Demand	33,558	22,396
Interest-bearing:
Transaction	237,279	55,215
Savings	2,695	2,944
Time	12,664	15,176
Total interest-bearing	252,638	73,335
Total Arkansas	286,196	95,731
Total BOK Financial deposits	$39,435,006	$38,191,230

Estimated uninsured deposits totaled $21.2 billion, or 54% of total deposits, at December 31, 2025, compared to $20.4 billion, or 53% of total deposits, at December 31, 2024. In addition to insured deposits, we also hold $4.7 billion of collateralized deposits. Municipalities, Native American tribal governments, and certain trust-related deposits are all required to be collateralized. Excluding the impact of collateralized deposits and deposits related to consolidated subsidiaries, our uninsured and uncollateralized deposit level is $15.6 billion, or 40% of total deposits, at December 31, 2025. The aggregate amount of time deposits that meet or exceed the FDIC limit, as applied without regard to other deposit balances held by the depositor, was $891 million at December 31, 2025.

In addition to deposits, liquidity for the subsidiary bank is provided primarily by federal funds purchased, securities repurchase agreements, and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan Banks from across the country. The largest source of wholesale federal funds purchased totaled $250 million at December 31, 2025 and December 31, 2024. Securities repurchase agreements generally mature within 90 days and are secured by certain trading or AFS securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family residential mortgage loans, multifamily, and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $4.6 billion during 2025, and $6.2 billion during 2024.

At December 31, 2025, management estimates a total potential secured borrowing capacity of approximately $28.4 billion. This includes current available secured capacity of $23.4 billion from the use of programs available to U.S. banks from the Federal Home Loan Banks and Federal Reserve Banks, and an estimated $5.0 billion of other sources that could be converted into additional secured capacity.

BOKF, NA also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold in GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors.

On November 6, 2025, BOKF, NA issued $400 million of subordinated debt set to mature on November 6, 2040. This debt bears an interest rate of 6.108% through November 5, 2035 and thereafter, the notes will bear an interest rate equal to the Five-Year U.S. Treasury rate plus 2.00%. Interest is payable semi-annually in arrears beginning on May 6, 2026. The debt contains an option of redeem the notes (i) in whole, but not in part, on any date in the period commencing on and including August 8, 2035 and ending on and including November 6, 2035, (ii) in whole or in part, at any time and from time to time, on or after May 10, 2040, or (iii) in whole, but not in part, at any time within 90 days following a regulatory capital treatment event. As shown in Table 31 below, the issuance of the subordinated debt caused the total capital ratio to increase as these qualified as Tier II regulatory capital.
See Note 9 to the Consolidated Financial Statements for a summary of other borrowings.
Parent Company and Other Non-Bank Subsidiaries

The primary sources of liquidity for BOK Financial are cash on hand and dividends from the subsidiary bank. Cash and cash equivalents totaled $150 million at December 31, 2025. Dividends from the subsidiary bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At December 31, 2025, based on the most restrictive limitations as well as management’s internal capital policy, BOKF, NA could declare up to $412 million of dividends without regulatory approval. Dividend constraints may be alleviated through increases in retained earnings, capital issuances, or changes in risk weighted assets. Future losses or increases in required regulatory capital could also affect the subsidiary bank's ability to pay dividends to the parent company.

As a result of the acquisition of CoBiz Financial, we obtained $60 million of subordinated debt issued in June 2015 that was set to mature on June 25, 2030. We also acquired $72 million of junior subordinated debentures with maturity dates from September 17, 2033 through September 30, 2035. The junior subordinated debentures were subject to early redemption prior to maturity. All acquired subordinated debt and junior subordinated debentures were redeemed during the second quarter of 2025. The redemption price was 100% of the principal amount, plus accrued interest up to the redemption date.

Shareholders' equity at December 31, 2025 was $5.9 billion, an increase of $370 million compared to December 31, 2024. Net income less cash dividends paid increased equity $430 million during 2025. Changes in interest rates resulted in an accumulated other comprehensive loss of $166 million at December 31, 2025, compared to an accumulated comprehensive loss of $503 million at December 31, 2024. We also repurchased $390 million of common shares during 2025. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase, and stock and cash dividends.

On July 29, 2025, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock, subject to market conditions, securities laws, and other regulatory compliance limitations. This authorization replaced the existing board authorization for the purchase of five million common shares, under which the Company repurchased 4,130,318 shares. Under the new authority, shares may be repurchased on the open market, including plans complying with rules 10b5-1 and 10b-18, which includes plans using accelerated share repurchases. As of December 31, 2025, the Company had repurchased 2,982,961 shares under this authorization. The Company repurchased 3,656,259 shares during 2025 at an average price of $105.72 per share, net of the 1% excise tax on share purchases. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.

During the year ended December 31, 2025, the Company entered into ASR transactions totaling $250 million. Refer to Note 15 of the Notes to Consolidated Financial Statements for additional information on share repurchase activity.

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

A summary of minimum capital requirements and other performance ratios follows for BOK Financial on a consolidated basis in Table 31.

Table 31 – Capital and Performance Ratios

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer

				December 31,
				2025	2024
Capital:
Common equity Tier 1	4.50%	2.50%	7.00%	12.90%	13.03%
Tier 1 capital	6.00%	2.50%	8.50%	12.90%	13.04%
Total capital	8.00%	2.50%	10.50%	14.77%	14.21%
Tier 1 Leverage	4.00%	N/A	4.00%	9.86%	9.97%
Average total equity to average assets				11.31%	10.51%
Tangible common equity ratio[1]				9.46%	9.17%

Performance Ratios:
Return on average equity				9.89%	9.82%
Return on average tangible common equity[1]				12.15%	12.37%
1 See Explanation and Reconciliation of Non-GAAP Measures following.

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

Table 32 – Non-GAAP Measures
(Dollars in thousands)

	December 31,
	2025	2024
Reconciliation of tangible common equity ratio and adjusted tangible common equity ratio:
Total shareholders' equity	$5,918,646	$5,548,353
Less: Goodwill and intangible assets, net	1,079,501	1,091,537
Tangible common equity	$4,839,145	$4,456,816

Total assets	$52,237,501	$49,685,892
Less: Goodwill and intangible assets, net	1,079,501	1,091,537
Tangible assets	$51,158,000	$48,594,355

Tangible common equity ratio	9.46%	9.17%

Reconciliation of return on average tangible common equity:
Total average shareholders' equity	$5,843,463	$5,331,345
Less: Average goodwill and intangible assets, net	1,085,283	1,098,737
Average tangible common equity	$4,758,180	$4,232,608

Net income attributable to BOK Financial Corporation shareholders	$577,990	$523,569

Return on average tangible common equity	12.15%	12.37%

Reconciliation of pre-provision net revenue:
Net income before taxes	$740,618	$666,644
Add: Provision for expected credit losses	2,000	18,000
Less: Net income (loss) attributable to non-controlling interests	(12)	(16)
Pre-provision net revenue	$742,630	$684,660

Calculation of efficiency ratio:
Total other operating expense	$1,432,856	$1,365,755
Less: Amortization of intangible assets	10,620	11,612
Numerator for efficiency ratio	$1,422,236	$1,354,143

Net interest and dividend income	$1,327,344	$1,210,758
Add: Tax-equivalent adjustment	10,236	9,147
Tax-equivalent net interest and dividend income	1,337,580	1,219,905
Add: Total other operating revenue	848,130	839,641
Less: Gain (loss) on available-for-sale securities, net	1,961	(45,828)
Denominator for efficiency ratio	$2,183,749	$2,105,374

Efficiency ratio	65.13%	64.32%

Information on net interest income and net interest margin excluding trading activities:
Net interest and dividend income	$1,327,344	$1,210,758
Less: Trading activities net interest income	58,848	7,583
Net interest and dividend income excluding trading activities	1,268,496	1,203,175
Add: Tax-equivalent adjustment	10,236	9,147
Tax-equivalent net interest income excluding trading activities	$1,278,732	$1,212,322

Average interest-earning assets	$46,405,331	$45,538,838
Less: Average trading activities interest-earning assets	5,911,936	5,683,573
Average interest-earning assets excluding trading activities	$40,493,395	$39,855,265

Net interest margin on average interest-earning assets	2.87%	2.65%
Net interest margin on average trading activities interest-earning assets	1.00%	0.13%
Net interest margin on average interest-earning assets excluding trading activities	3.14%	3.01%

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

Forward-Looking Statements

This 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's beliefs, assumptions, current expectations, estimates and projections about BOK Financial Corporation, the financial services industry and the economy generally. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “plans,” “outlook,” “projects,” “will,” “intends,” “may,” “could,” “should,” “would,” “potential,” “continue,” “seek,” “target,” variations of such words and similar expressions are intended to identify such forward-looking statements. Management judgments relating to and discussion of the provision and allowance for credit losses, allowance for uncertain tax positions, accruals for loss contingencies and valuation of mortgage servicing rights involve judgments as to expected events and are inherently forward-looking statements. Assessments that acquisitions and growth endeavors will be profitable are statements of belief as to the outcome of future events based in part on information provided by others which BOK Financial has not independently verified and for which BOK Financial assumes no responsibility for the accuracy or completeness. These various forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions which are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. All statements other than statements of historical fact are forward-looking statements. Therefore, actual results and outcomes may materially differ from what is expected, implied or forecasted in such forward-looking statements. Internal and external factors that might cause such a difference include, but are not limited to: changes in government; changes in governmental economic policy, including tariffs; changes in commodity prices; interest rates and interest rate relationships; inflation; demand for products and services; the degree of competition by traditional and nontraditional competitors; changes in banking regulations; tax laws; prices, levies and assessments; the impact of technological advances; trends in customer behavior as well as their ability to repay loans; credit quality deterioration; cybersecurity incidents and data breaches; operational failures or interruptions; liquidity risks; capital adequacy requirements; litigation and regulatory enforcement actions; and other risks detailed in BOK Financial Corporation’s filings with the Securities and Exchange Commission. BOK Financial Corporation and its affiliates undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Annualized, pro forma, projected and estimated numbers are used for illustrative purpose only, are not forecasts and may not reflect actual results.

Legal Notice

As used in this report, the term "BOK Financial" and such terms as "BOKF," "the Company," "the Corporation," "our," "we" and "us" may refer to one or more of the consolidated subsidiaries or all of them taken as a whole. All these terms are used for convenience only and are not intended as a precise description of any of the separate companies, each of which manages its own affairs.
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

BOK Financial is subject to market risk primarily through the effect of changes in interest rates on both its assets held for purposes other than trading and trading assets. The effects of other changes such as foreign exchange rates, commodity prices, or equity prices do not pose significant market risk to BOK Financial. BOK Financial has no material investments in assets that are affected by changes in foreign exchange rates or equity prices. Energy and other commodity derivative contracts, which are affected by changes in commodity prices, are matched against offsetting contracts as previously discussed.

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

The Company's primary interest rate exposures include the Federal Funds rate, which affects short-term borrowings, and the prime lending rate, SOFR, which is the basis for much of the variable rate loan pricing. Additionally, residential mortgage rates directly affect the prepayment speeds for residential mortgage-backed securities and MSR. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. In addition, the impact on the level and composition of demand deposit accounts and other core deposit balances resulting from a significant increase in short-term market interest rates and the overall interest rate environment is likely to be material. The simulation incorporates assumptions regarding the effects of such changes based on a combination of historical analysis and expected behavior. The impact of planned growth and new business activities is factored into the simulation model.

The interest rate sensitivity in Table 33 indicates management’s estimation of the impact of rate changes on net interest income. Should deposit costs be 10% more sensitive to changes in rates, the variation in net interest income over the next twelve months would be 1.48%, or $21.4 million, for the 100 basis point decrease scenario. Alternatively, should deposit funding costs be 10% less sensitive to changes in rates, the variation in net interest income over the next twelve months would be 0.24%, or $3.5 million, for the 100 basis point decrease scenario. Additionally, in a flattening yield curve scenario where long-term rates increase by 100 basis points and short-term rates increase by 200 basis points, net interest income would decrease approximately 4.62%, or $66.7 million.

Table 33 – Interest Rate Sensitivity
(Dollars in thousands)

	December 31, 2025				December 31, 2024
	200 bp Increase	100 bp Increase	100 bp Decrease	200 bp Decrease	200 bp Increase	100 bp Increase	100 bp Decrease	200 bp Decrease
Anticipated impact over the next twelve months on net interest income	$(31,000)	$(13,700)	$12,500	$28,700	$(37,900)	$(8,100)	$3,900	$13,200
	(2.15)%	(0.95)%	0.86%	1.99%	(2.83)%	(0.61)%	0.29%	0.99%
Anticipated impact over months twelve through twenty-four	$(7,000)	$5,000	$(11,100)	$(17,300)	$(12,000)	$17,000	$(26,100)	$(44,800)
	(0.45)%	0.32%	(0.72)%	(1.13)%	(0.82)%	1.16%	(1.78)%	(3.05)%

BOK Financial is also subjected to market risk through changes in the fair value of MSR. Changes in the fair value of MSR are highly dependent on changes in primary mortgage rates offered to borrowers, intermediate-term interest rates that affect the value of custodial funds, and assumptions about servicing revenues, servicing costs and discount rates. As primary mortgage rates increase, prepayment speeds slow and the value of our MSR increases. As primary mortgage rates fall, prepayment speeds increase and the value of our MSR decreases.

We maintain a portfolio of financial instruments which may include debt securities issued by the U.S. government or its agencies and interest rate derivative contracts held as an economic hedge of the changes in the fair value of our MSR. Composition of this portfolio will change based on our assessment of market risk. Changes in the fair value of residential mortgage-backed securities are highly dependent on changes in secondary mortgage rates required by investors, and interest rate derivative contracts are highly dependent on changes in other market interest rates. While primary and secondary mortgage rates generally move in the same direction, the spread between them may widen and narrow due to market conditions and government intervention. Changes in the forward-looking spread between the primary and secondary rates can cause significant earnings volatility.

Management performs a stress test to measure market risk due to changes in interest rates inherent in its MSR portfolio and hedges. The stress test shocks applicable interest rates up and down 50 basis points and calculates an estimated change in fair value, net of economic hedging activity, that may result. The Board has approved a $20 million market risk limit for MSR, net of economic hedges.

Table 34 - MSR Asset and Hedge Sensitivity Analysis
(In thousands)

	December 31,
	2025		2024
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
MSR Asset	$14,145	$(17,766)	$9,730	$(11,956)
MSR Hedge	(16,459)	16,365	(12,269)	12,537
Net Exposure	$(2,314)	$(1,401)	$(2,539)	$581

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

Management performs a stress test to measure market risk due to changes in interest rates inherent in the mortgage production pipeline. The stress test shocks applicable interest rates up and down 50 basis points and calculates an estimated change in fair value, net of economic hedging activity that may result. The Board has approved a $3.0 million market risk limit for the mortgage production pipeline, net of forward sale contracts.

Table 35 - Mortgage Pipeline Sensitivity Analysis
(In thousands)

	Year Ended December 31,
	2025		2024
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(206)	$(97)	$(87)	$(63)
Low[2]	(37)	182	93	126
High[3]	(566)	(302)	(316)	(241)
Period End	(295)	(252)	(96)	(117)
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

The trading portfolio’s VaR and SVaR profiles are influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. Table 36 below summarizes certain VaR- and SVaR-based measures for the three months ended December 31, 2025, September 30, 2025, December 31, 2024, and September 30, 2024.

Table 36 - VaR and SVaR Measures
(In thousands)

	Three Months Ended				Three Months Ended
	Dec. 31, 2025		Sep. 30, 2025		Dec. 31, 2024		Sep. 30, 2024
	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR
Average[1]	$3,981	$5,737	$2,720	$6,720	$4,178	$8,122	$4,858	$8,504
Low	2,178	4,081	1,140	3,595	1,284	4,017	2,443	4,887
High	5,616	9,117	4,815	10,003	7,005	11,200	9,645	13,914
Period End	5,118	5,118	2,758	5,571	3,050	8,374	2,735	6,173
1     Average represents the simple average of each daily value observed during the reporting period.

The Company monitors the accuracy of internal VaR models and modeling processes by back-testing model performance. The Company updates historical data used by the VaR model on a regular basis and model validators independent of business lines perform regular modeled validations to assess model input, processing, and reporting components. These models are required to be independently validated and approved prior to implementation.

Limit Structure

Beyond VaR and SVaR described above, management also performs a sensitivity analysis to measure market risk from changes in interest rates on its trading portfolio. Applicable interest rates are shocked up and down 50 basis points, calculating an estimated change in fair value, net of economic hedging activity that may result. The Board has approved a $14 million interest rate risk limit for the trading portfolio, net of economic hedges.

Table 37 - Trading Sensitivity Analysis
(In thousands)

	Year Ended December 31,
	2025		2024
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(1,688)	$5,729	$(3,007)	$4,946
Low[2]	3,602	11,375	4,622	11,070
High[3]	(7,841)	(379)	(8,243)	(3,120)
Period End	(4,847)	9,379	(3,513)	5,475
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
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management on Internal Control over Financial Reporting

Management of BOK Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), as amended. Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in "Internal Control – Integrated Framework," issued by the COSO of the Treadway Commission in 2013. Based on that assessment and criteria, management has determined that the Company maintained effective internal control over financial reporting as of December 31, 2025.

Ernst & Young LLP (PCAOB ID: 42), the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this annual report, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Their report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, is included in this annual report.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BOK Financial Corporation

Opinion on Internal Control Over Financial Reporting
We have audited BOK Financial Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BOK Financial Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 18, 2026 expressed an unqualified opinion thereon.
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
February 18, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BOK Financial Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BOK Financial Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Allowance for credit losses
Description of the Matter
The Company's loan portfolio totaled $25.7 billion as of December 31, 2025, and the associated allowance for credit losses (ACL) was $327 million. A $2 million provision for credit losses was recorded for the year ended December 31, 2025. As discussed in Note 1 and 4 to the consolidated financial statements, management's estimate for the expected credit losses within the loan portfolio represents the portion of amortized cost basis of loans and related unfunded commitments they do not expect to collect over the asset's contractual life, considering past events, current conditions, as well as reasonable and supportable forecasts of future economic conditions. The allowance for credit losses consists of specific allowances attributed to certain individual loans, generally non-accruing loans, with dissimilar risk characteristics that have not yet been charged down to amounts they expect to recover, general allowances for estimated credit losses on pools of loans that share similar risk characteristics, and adjustments related to risk factors that are not captured in the modeled results or historical experience ("adjustments").

Auditing management’s estimate of the ACL and related provision for credit losses was complex due to the models used to estimate the quantitative reserve and the high degree of complexity and subjectivity in evaluating management's development of macro-economic factors ("economic scenarios"), scenario probability weightings, and adjustments used in the general allowance.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the ACL process, including, among others, controls involved in the appropriateness of the ACL methodology, development and monitoring of economic scenarios and the scenario probability weightings. We also evaluated management's controls over the completeness, accuracy and relevance of the data used in developing the ACL estimate, and management's review and approval process over the economic forecast, adjustments and overall ACL results.

We involved EY specialists in testing management's ACL model including evaluating the conceptual soundness of model methodology, assessing model performance, and independently recalculating the model output.

Additionally, with the support of EY specialists, we assessed the economic scenarios and related probability weightings by evaluating management's methodology for developing the forecast and comparing a sample of key economic variables developed to external sources and performing various sensitivity analyses and analytical procedures.

We evaluated the overall ACL estimate, including model estimates and adjustments, and whether the recorded ACL appropriately reflects expected credit losses on the loan portfolio and unfunded commitments. We tested the completeness, accuracy and relevance of the underlying data used in the model and whether adjustments and economic scenarios and related probability weightings were reasonable. We performed analytical procedures on the ACL by comparing the ACL estimate to peer bank data and the company's actual historical loss data to evaluate whether they corroborate or contradict management's estimate of the ACL.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1990.
Tulsa, Oklahoma
February 18, 2026

Consolidated Statements of Earnings

(In thousands, except share and per share data)
	Year Ended December 31,
Interest and dividend revenue	2025	2024	2023
Loans	$1,625,342	$1,760,774	$1,630,620
Residential mortgage loans held for sale	5,075	5,062	4,341
Trading securities	295,947	288,182	215,994
Investment securities	26,614	30,005	33,822
Available-for-sale securities	526,587	490,543	387,891
Fair value option securities	3,851	761	7,760
Restricted equity securities	25,213	32,903	29,683
Interest-bearing cash and cash equivalents	22,639	28,234	32,353
Total interest and dividend revenue	2,531,268	2,636,464	2,342,464
Interest expense
Deposits	955,771	1,025,729	626,597
Borrowed funds	240,759	390,761	434,735
Subordinated debentures	7,394	9,216	8,952
Total interest expense	1,203,924	1,425,706	1,070,284
Net interest and dividend income	1,327,344	1,210,758	1,272,180
Provision for credit losses	2,000	18,000	46,000
Net interest and dividend income after provision for credit losses	1,325,344	1,192,758	1,226,180
Other operating revenue
Brokerage and trading revenue	159,742	218,092	240,610
Transaction card revenue	117,680	108,865	106,858
Fiduciary and asset management revenue	257,161	230,860	207,318
Deposit service charges and fees	125,529	118,745	108,514
Mortgage banking revenue	77,585	74,107	55,698
Other revenue	63,043	59,354	62,120
Total fees and commissions revenue	800,740	810,023	781,118
Other gains, net	43,757	79,726	56,795
Gain (loss) on derivatives, net	12,281	(22,461)	(9,921)
Gain (loss) on fair value option securities, net	2,618	(256)	(4,292)
Change in fair value of mortgage servicing rights	(13,227)	18,437	(3,115)
Gain (loss) on available-for-sale securities, net	1,961	(45,828)	(30,636)
Total other operating revenue	848,130	839,641	789,949
Other operating expense
Personnel	877,969	811,239	766,610
Business promotion	39,433	33,274	31,796
Charitable contributions to BOKF Foundation	—	13,610	2,707
Professional fees and services	62,179	53,921	55,337
Net occupancy and equipment	131,382	125,328	121,502
FDIC and other insurance	26,406	31,105	30,780
FDIC special assessment	(10,688)	5,521	43,773
Data processing and communications	198,536	187,273	181,365
Printing, postage, and supplies	15,819	15,079	15,225
Amortization of intangible assets	10,620	11,612	13,882
Mortgage banking costs	35,731	34,638	30,524
Other expense	45,469	43,155	39,380
Total other operating expense	1,432,856	1,365,755	1,332,881
Net income before taxes	740,618	666,644	683,248
Federal and state income taxes	162,640	143,091	152,115
Net income	577,978	523,553	531,133
Net income (loss) attributable to non-controlling interests	(12)	(16)	387
Net income attributable to BOK Financial Corporation shareholders	$577,990	$523,569	$530,746
Earnings per share:
Basic and diluted	$9.17	$8.14	$8.02
Average shares used in computation:
Basic and diluted	62,622,386	63,745,088	65,651,569
Dividends declared per share	$2.34	$2.22	$2.17
See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(In thousands)
	Year Ended December 31,
	2025	2024	2023
Net income	$577,978	$523,553	$531,133
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	406,730	33,461	218,293
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	35,300	46,020	60,394
Loss (gain) on available-for-sale securities, net	(1,961)	45,828	30,636
Other comprehensive income (loss), before income taxes	440,069	125,309	309,323
Federal and state income taxes	103,199	29,249	71,468
Other comprehensive income (loss), net of income taxes	336,870	96,060	237,855
Comprehensive income (loss)	914,848	619,613	768,988
Comprehensive income (loss) attributable to non-controlling interests	(12)	(16)	387
Comprehensive income (loss) attributable to BOK Financial Corp. shareholders	$914,860	$619,629	$768,601
See accompanying notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(In thousands, except share data)
	December 31,
	2025	2024
Assets
Cash and due from banks	$1,001,107	$1,043,969
Interest-bearing cash and cash equivalents	656,995	390,732
Trading securities	5,392,745	4,899,090
Investment securities, net of allowance (fair value: 2025 – $1,662,005; 2024 – $1,817,929)	1,784,242	2,017,225
Available-for-sale securities	13,606,625	12,851,600
Fair value option securities	102,096	17,876
Restricted equity securities	224,757	406,178
Residential mortgage loans held for sale	94,630	77,561
Loans	25,651,462	24,114,724
Allowance for loan losses	(275,860)	(280,035)
Loans, net of allowance	25,375,602	23,834,689
Premises and equipment, net	638,936	634,485
Receivables	292,978	281,091
Goodwill	1,044,749	1,044,749
Intangible assets, net	34,752	46,788
Mortgage servicing rights	322,724	338,145
Real estate and other repossessed assets, net of allowance (2025 – $3,515; 2024 – $5,537)	176	2,254
Derivative contracts, net	300,775	242,809
Cash surrender value of bank-owned life insurance	421,514	416,741
Receivable on unsettled securities sales	62,034	4,825
Other assets	880,064	1,135,085
Total assets	$52,237,501	$49,685,892

Liabilities and Equity
Liabilities:
Non-interest bearing demand deposits	$8,081,930	$8,371,897
Interest-bearing deposits:
Transaction	26,850,070	25,455,106
Savings	863,923	828,817
Time	3,639,083	3,535,410
Total deposits	39,435,006	38,191,230
Funds purchased and repurchase agreements	1,491,716	1,292,856
Other borrowings	2,745,939	3,030,123
Subordinated debentures	396,589	131,200
Accrued interest, taxes, and expense	382,809	352,345
Derivative contracts, net	397,573	237,582
Due on unsettled securities purchases	991,073	405,494
Other liabilities	476,116	494,105
Total liabilities	46,316,821	44,134,935
Shareholders' equity:
Common stock ($0.00006 par value; 2,500,000,000 shares authorized; Issued: 2025 – 77,030,997; 2024 – 76,817,607 Outstanding: 2025 – 60,620,507; 2024 – 64,121,299)	5	5
Capital surplus	1,429,369	1,429,628
Retained earnings	6,022,586	5,592,100
Treasury stock (shares at cost: 2025 – 16,410,490; 2024 – 12,696,308)	(1,367,144)	(970,340)
Accumulated other comprehensive loss	(166,170)	(503,040)
Total shareholders’ equity	5,918,646	5,548,353
Non-controlling interests	2,034	2,604
Total equity	5,920,680	5,550,957
Total liabilities and equity	$52,237,501	$49,685,892
See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Equity

(In thousands)							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock			Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, December 31, 2022	76,423	$5	$1,390,395	$4,824,164	9,465	$(694,960)	$(836,955)	$4,682,649	$4,709	$4,687,358
Net income	—	—	—	530,746	—	—	—	530,746	387	531,133
Other comprehensive income	—	—	—	—	—	—	237,855	237,855	—	237,855
Repurchase of common stock	—	—	—	—	2,114	(176,819)	—	(176,819)	—	(176,819)
Share-based compensation plans:
Non-vested shares awarded, net	170	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	47	(4,941)	—	(4,941)	—	(4,941)
Share-based compensation	—	—	16,350	—	—	—	—	16,350	—	16,350
Cash dividends on common stock	—	—	—	(143,398)	—	—	—	(143,398)	—	(143,398)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(2,119)	(2,119)
Balance, December 31, 2023	76,593	$5	$1,406,745	$5,211,512	11,626	$(876,720)	$(599,100)	$5,142,442	$2,977	$5,145,419
Net income (loss)	—	—	—	523,569	—	—	—	523,569	(16)	523,553
Other comprehensive income	—	—	—	—	—	—	96,060	96,060	—	96,060
Repurchase of common stock	—	—	—	—	1,029	(89,856)	—	(89,856)	—	(89,856)
Share-based compensation plans:
Non-vested shares awarded, net	225	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	41	(3,764)	—	(3,764)	—	(3,764)
Share-based compensation	—	—	22,883	—	—	—	—	22,883	—	22,883
Cash dividends on common stock	—	—	—	(142,981)	—	—	—	(142,981)	—	(142,981)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(357)	(357)
Balance, December 31, 2024	76,818	$5	$1,429,628	$5,592,100	12,696	$(970,340)	$(503,040)	$5,548,353	$2,604	$5,550,957

(In thousands)							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
Balance, December 31, 2024	76,818	$5	$1,429,628	$5,592,100	12,696	$(970,340)	$(503,040)	$5,548,353	$2,604	$5,550,957
Net income (loss)	—	—	—	577,990	—	—	—	577,990	(12)	577,978
Other comprehensive income	—	—	—	—	—	—	336,870	336,870	—	336,870
Repurchase of common stock	—	—	(22,962)	—	3,656	(390,246)	—	(413,208)	—	(413,208)
Share-based compensation plans:
Non-vested shares awarded, net	213	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	58	(6,558)	—	(6,558)	—	(6,558)
Share-based compensation	—	—	22,703	—	—	—	—	22,703	—	22,703
Cash dividends on common stock	—	—	—	(147,504)	—	—	—	(147,504)	—	(147,504)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(558)	(558)
Balance, December 31, 2025	77,031	$5	$1,429,369	$6,022,586	16,410	$(1,367,144)	$(166,170)	$5,918,646	$2,034	$5,920,680
See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(In thousands)	Year Ended
	2025	2024	2023
Cash Flows From Operating Activities:
Net income	$577,978	$523,553	$531,133
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	2,000	18,000	46,000
Change in fair value of mortgage servicing rights due to market changes	13,227	(18,437)	3,115
Change in fair value of mortgage servicing rights due to principal payments	29,875	30,807	27,343
Net unrealized losses (gains) from derivative contracts	89,536	(173,247)	133,118
Share-based compensation	22,703	22,883	16,350
Depreciation and amortization	110,206	105,306	109,893
Net amortization of discounts and premiums	(52,129)	(45,069)	(19,985)
Net losses (gains) on financial instruments and other losses (gains), net	(45,718)	(33,898)	(26,162)
Net loss (gain) on mortgage loans held for sale	(8,764)	(7,625)	4,483
Mortgage loans originated for sale	(839,158)	(812,263)	(666,391)
Proceeds from sale of mortgage loans held for sale	830,758	800,376	679,389
Capitalized mortgage servicing rights	(13,066)	(14,976)	(12,141)
Charitable contributions to BOKF Foundation	—	13,610	—
Change in trading and fair value option securities	(577,958)	297,198	(453,340)
Change in receivables	(61,528)	321,945	(316,819)
Change in other assets	111,816	106,972	89,930
Change in other liabilities	549,842	295,319	(79,733)
Net cash provided by (used in) operating activities	739,620	1,430,454	66,183
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	230,688	224,077	268,263
Proceeds from maturities or redemptions of available-for-sale securities	2,220,270	2,138,581	1,558,160
Purchases of investment securities	—	—	(2,504)
Purchases of available-for-sale securities	(2,826,054)	(3,467,059)	(2,951,422)
Proceeds from sales of available-for-sale securities	305,729	839,352	834,704
Change in amount receivable on unsettled available-for-sale securities transactions	(8,351)	100,758	(86,110)
Loans originated, net of principal collected	(1,494,638)	(195,624)	(1,349,900)
Net payments or proceeds on derivative asset contracts	(34,704)	12,204	154,602
Proceeds from sale of BOKF Insurance	—	—	32,601
Net change in restricted equity securities	181,421	16,921	(123,448)
Proceeds from disposition of assets	68,282	25,147	39,708
Purchases of assets	(164,389)	(171,589)	(165,918)
Net cash provided by (used in) investing activities	(1,521,746)	(477,232)	(1,791,264)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	1,140,103	3,648,141	(2,011,184)
Net change in time deposits	103,673	523,388	1,550,180
Net change in other borrowed funds	(133,685)	(4,526,879)	1,802,549
Repayment of subordinated debentures	(132,166)	—	—
Issuance of subordinated debentures, net of issuance costs	396,568	—	—
Change in amount due on unsettled security purchases	31,448	(180,074)	190,085
Issuance of common and treasury stock, net	(6,558)	(3,764)	(4,941)
Net change in derivative margin accounts	161,894	(81,284)	631,433
Net payments or proceeds on derivative liability contracts	4,962	(13,477)	(166,275)
Repurchase of common stock	(413,208)	(89,856)	(176,819)
Dividends paid	(147,504)	(142,981)	(143,398)
Net cash provided by (used in) financing activities	1,005,527	(866,786)	1,671,630
Net increase (decrease) in cash and cash equivalents	223,401	86,436	(53,451)
Cash and cash equivalents at beginning of period	1,434,701	1,348,265	1,401,716
Cash and cash equivalents at end of period	$1,658,102	$1,434,701	$1,348,265

Supplemental Cash Flow Information:
Cash paid for interest	$1,205,437	$1,428,059	$1,044,950
Cash paid for federal taxes	80,950	83,000	152,400
Cash paid for state taxes	13,277	17,512	21,516
Net loans and bank premises transferred to repossessed real estate and other assets	167	462	787
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	48,361	25,558	14,466
Conveyance of other real estate owned guaranteed by U.S. government agencies	5,674	3,848	5,534
Right-of-use assets obtained in exchange for operating lease liabilities	8,471	19,100	71,865
See accompanying notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(1) Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements of BOK Financial have been prepared in conformity with U.S. GAAP, including interpretations of U.S. GAAP issued by federal banking regulators and general practices of the banking industry. The Consolidated Financial Statements include the accounts of BOK Financial and its subsidiaries, principally BOKF, NA, BOK Financial Securities, Inc., BOK Financial Private Wealth, Inc., and Cavanal Hill Distributors, Inc. All significant intercompany transactions are eliminated in consolidation.

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

BOKF, NA operates as Bank of Oklahoma primarily in the Tulsa and Oklahoma City metropolitan areas of the state of Oklahoma and Bank of Texas primarily in the Dallas, Fort Worth, Houston, and San Antonio metropolitan areas of the state of Texas. In addition, BOKF, NA does business as BOK Financial in the metropolitan areas of Phoenix, Arizona; Northwest Arkansas; Denver, Colorado; Kansas City, Kansas/Missouri; and as Bank of Albuquerque in Albuquerque, New Mexico. BOKF, NA also operates the TransFund electronic funds network and Cavanal Hill Investment Management.

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

Goodwill and Intangible Assets

Goodwill and intangible assets generally result from business combinations and are evaluated for each of BOK Financial's reporting units for impairment annually as of October 1, or more frequently if conditions indicate impairment. The evaluation of possible impairment of goodwill and intangible assets involves significant judgment based upon short-term and long-term projections of future performance.

The Company has three reporting units which align with its three operating segments. The reporting unit level is consistent with the level at which the CODM assesses the performance of the Company and makes decisions concerning the allocation of resources.

During the qualitative assessment for impairment, management qualitatively assesses whether it is more likely than not that the fair value of the reporting units is less than their carrying value, including goodwill. Reporting unit carrying value includes sufficient capital to exceed regulatory requirements. This assessment includes consideration of relevant events and circumstances, including, but not limited to, macroeconomic conditions, industry and market conditions, the financial and stock performance of the Company and other relevant factors. Specifically, the analysis may include:

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
•Company specific conditions including current and forecasted income, changes in stock price, the Company's stock price compared to peers and other indexes, book value per share compared to fair value per share, goodwill compared to total shareholders' equity, current capital and liquidity position, demand for products and services, health of the loan portfolio and other credit related factors, current credit ratings with the ratings agencies, and regulatory ratings.
•Reporting unit performance and forecasts including any event that may significantly impact a reporting unit.

If management concludes based on the qualitative assessment that goodwill may be impaired, a quantitative impairment test will be applied to goodwill at all reporting units. The quantitative analysis uses a blend of both income and market approaches to value the reporting units and compares the fair value of the reporting unit with its carrying value. Goodwill is considered impaired if the fair value of the reporting unit is less than the carrying value of the reporting unit, including goodwill.

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

Intangible assets are generally composed of customer relationships, naming rights, non-compete agreements, and core deposit premiums. They are amortized using accelerated or straight-line methods, as appropriate, over the estimated benefit periods. These periods range from 3 years to 20 years. The net book values of identifiable intangible assets are evaluated for impairment when economic conditions indicate impairment may exist.

Cash Equivalents

Due from banks, funds sold (generally federal funds sold for one day), resell agreements (which generally mature within one day to 30 days), and investments in money market funds are considered cash equivalents.

Securities

Securities are identified as trading, investment (held-to-maturity), or available-for-sale at the time of purchase based upon the intent of management, liquidity and capital requirements, regulatory limitations, and other relevant factors. Trading securities, which are acquired for profit through resale, are carried at fair value with unrealized gains and losses included in current period earnings. Investment securities are carried at amortized cost. Amortization is computed by methods that approximate level yield and is adjusted for changes in prepayment estimates. Securities identified as available-for-sale are carried at fair value. Unrealized gains and losses are recorded, net of deferred income taxes, as accumulated other comprehensive income in shareholders' equity. AFS securities are separately identified as pledged to creditors if the creditor has the right to sell or repledge the collateral.

The purchase or sale of securities is recognized on a trade date basis. Realized gains and losses on sales of securities are based upon specific identification of the security sold. A receivable or payable is recognized for subsequent transaction settlement.

On a quarterly basis, the Company performs separate evaluations of debt investment and AFS securities for the presence of impairment. We assess whether impairment is present on an individual security basis when the fair value of a debt security is less than the amortized cost.

Management determines whether it intends to sell or if it is more likely than not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements and securities portfolio management. If the Company intends to sell or it is more likely than not that it will be required to sell the impaired debt security, a charge is recognized against earnings for the entire unrealized loss. For all impaired debt securities for which there is no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is more likely than not that all amounts due would not be collected according to the security’s contractual terms and whether there is any impairment attributable to credit-related factors. If an impairment exists, the amount attributed to credit-related factors is measured and an allowance for credit loss is recognized. Declines in fair value that are not recorded in the allowance are recorded in other comprehensive income, net of taxes.

BOK Financial may elect to carry certain securities that are not held for trading purposes at fair value with changes in fair value recognized in current period income. These securities are held with the intent that gains or losses will offset changes in the fair value of MSR or other financial instruments.

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

Derivative Instruments

Derivative instruments may be used by the Company as part of its internal risk management programs or may be offered to customers. All derivative instruments are carried at fair value and changes in fair value are generally reported in income as they occur. The determination of fair value of derivative instruments considers changes in interest rates, commodity prices, and foreign exchange rates. Fair values for exchange-traded contracts are based on quoted prices in an active market for identical instruments. Fair values for over-the-counter contracts are generated internally using third-party valuation models. Inputs used in third-party valuation models to determine fair values are considered significant other observable inputs. Credit risk is also considered in determining fair value. Deterioration in the credit rating of customers or other counterparties reduces the fair value of asset contracts. Deterioration of our credit rating could decrease the fair value of our derivative liabilities.

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

BOK Financial offers programs that permit its customers to manage various risks, including fluctuations in energy prices, interest rates, foreign exchange rates, and other commodities with derivative contracts. Customers may also manage interest rate risk through interest rate swaps used by the borrower to modify interest rate terms of their loans. Derivative contracts are executed between the customers and BOK Financial. Offsetting contracts are executed between BOK Financial and other selected counterparties to minimize market risk from changes in commodity prices, interest rates, or foreign exchange rates. The counterparty contracts are identical to customer contracts, except for a fixed pricing spread or fee paid to BOK Financial as profit and compensation for administrative costs and credit risk which is recognized over the life of the contracts and included in Other operating revenue - brokerage and trading revenue in the Consolidated Statements of Earnings.

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

BOK Financial may use derivative instruments in managing its interest rate sensitivity, as part of its economic hedge of the changes in the fair value of MSR. Changes in the fair value of derivative instruments used in managing interest rate sensitivity and as part of its economic hedge of changes in the fair value of MSR are included in Other operating revenue - gain (loss) on derivatives, net in the Consolidated Statements of Earnings.

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

Loans

Loans are either secured or unsecured based on the type of loan and the financial condition of the borrower. Repayment is generally expected from cash flow or proceeds from the sale of selected assets of the borrower. BOK Financial is exposed to risk of loss on loans due to the borrower’s financial difficulties, which may arise from any number of factors, including problems within the respective industry or local economic conditions. Access to collateral, in the event of borrower default, is reasonably assured through adherence to applicable lending laws and through sound lending standards and credit review procedures. Accounting policies for all loans, excluding residential mortgage loans guaranteed by U.S. government agencies, are as follows:

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

Modifications of loans to existing borrowers generally consist of interest rate reductions, extension of payment terms or a combination of these. Modifications may arise either voluntarily through negotiations with the borrower or involuntarily through court order. Payment deferrals up to six months are generally considered to be short-term modifications. Generally, principal and accrued, but unpaid, interest are not voluntarily forgiven. A change to the allowance for credit losses is generally not recorded upon modification because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance methodology.

Performing loans may be renewed under the then-current collateral, debt service ratio, and other underwriting standards. Nonaccruing loans may also be renewed and will remain classified as nonaccruing.

Occasionally, loans, other than residential mortgage loans, may be held for sale in order to manage credit concentration. These loans are carried at the lower of cost or fair value with gains or losses recognized in Other operating revenue - other gains (losses), net in the Consolidated Statements of Earnings.

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

Loan origination and commitment fees, and direct loan acquisition and origination costs are deferred and amortized as an adjustment to yield over the life of the loan or over the commitment period, as applicable. Amortization does not anticipate loan prepayments. Net unamortized fees are recognized in full at time of payoff.

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

Allowances for Credit Losses and Accrual for Off-balance Sheet Credit Risk from Unfunded Loan Commitments

The allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments represent the portion of the amortized cost basis of loans and related unfunded commitments we do not expect to collect over the asset’s contractual life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions. Quarterly, a senior management Allowance Committee assesses the appropriateness of the allowance for loan losses and accrual for off-balance sheet credit risk. This assessment requires judgment about effects of uncertain matters, resulting in a subjective calculation which is inherently imprecise. Because of the subjective forward-looking nature of the calculation, changes in these measures may not directly correlate with actual economic events. In future periods, management judgment may consider new or changed information which may cause significant changes in these allowances in those future periods.

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

The accrual for off-balance sheet credit risk is maintained at a level that is appropriate to cover estimated losses associated with credit instruments that are not currently recognized as assets such as loan commitments, standby letters of credit, or guarantees that are not unconditionally cancellable by the bank. This accrual is included in other liabilities in the Consolidated Balance Sheets. The appropriateness of the accrual is determined in the same manner as the allowance for loan losses, with the added consideration of commitment usage over the remaining life for those loans that the bank cannot unconditionally cancel.

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

Fair values of real estate are based on “as is” appraisals which are updated at least annually or more frequently for certain asset types or assets located in certain distressed markets. Fair values based on appraisals are generally considered to be based on significant other observable inputs. The Company also considers decreases in listing price and other relevant information in quarterly evaluations and reduces the carrying value of real estate and other repossessed assets when necessary. Fair values based on list prices and other relevant information are generally considered to be based on significant unobservable inputs. Additional costs incurred to complete real estate and other repossessed assets may increase the carrying value, up to current fair value based on “as completed” appraisals. The fair value of mineral rights included in repossessed assets is generally determined by our internal staff of engineers based on projected cash flows from proven oil and gas reserves under existing economic and operating conditions. Proven oil and gas reserves are estimated quantities that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs using existing prices and costs. Projected cash flows incorporate assumptions related to a number of factors including production, sales prices, operating expenses, severance, ad valorem taxes, capital costs, and appropriate discount rate. Fair values determined through this process are considered to be based on Level 3 inputs. The value of other repossessed assets is generally determined by our special assets staff based on projected liquidation cash flows under current market conditions.

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

The Company may also choose to purchase GNMA loans once certain mandated delinquency criteria are met. The loans that are eligible, and are chosen to be repurchased, are initially recognized at fair value based on expected cash flows discounted using the average agency guaranteed debenture rates, average actual principal loss rates, and liquidity premium.

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

Mortgage Servicing Rights

MSR may be purchased or may be recognized when mortgage loans are originated and sold with servicing rights retained. All MSR are carried at fair value. Changes in the fair value are recognized in earnings as they occur.

MSR are not traded in active markets. A cash flow model is used to determine fair value. Key assumptions and estimates, including projected prepayment speeds and assumed servicing costs, earnings on escrow deposits, ancillary income and discount rates, used by this model are based on current market sources. Assumptions used to value MSR are considered significant unobservable inputs. A separate third-party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults, and other relevant factors. The prepayment model is updated daily for changes in market conditions and adjusted to better correlate with actual performance of BOK Financial’s servicing portfolio. Fair value estimates from outside sources are received at least annually to corroborate the results of the valuation model.

Premises and Equipment

Premises and equipment are carried at cost, including capitalized interest, when appropriate, less accumulated depreciation and amortization.

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

Premises no longer used by the Company are transferred to real estate and other repossessed assets. The transferred amount is the lower of cost less accumulated depreciation, or fair value less estimated disposal costs, as of the transfer date.

Premises and equipment includes rights to use leased facilities and equipment. Right-of-use assets are initially measured by the present value of future rent payments over lease terms, adjusted for rent concessions. Rent payments exclude both payments made for non-lease components, such as services and variable lease payments other than payments dependent on an index at lease commencement. Lease term includes options reasonably certain to be exercised. The right-of-use assets and lease liabilities are amortized to achieve straight-line expense over the lease term. Upon lease modification, the right-of-use asset and liability are reassessed and remeasured. Right-of-use assets are evaluated for impairment when facts and circumstances change that indicate an impairment may be necessary. Leases less than twelve months are excluded from capitalization.

Ongoing technology projects of significant size or length are reviewed at least annually for impairment. Accumulated costs are reviewed for projects, or components of projects, that do not support the value of the asset being developed. Findings of obsolescence, duplicate effort, or other conditions that do not support the recorded value are impaired, with the cost of the impaired components being charged to current-year earnings.

Federal and State Income Taxes

Determination of income tax expense and related assets and liabilities is complex and requires estimates and judgments when applying tax laws, rules, regulations, and interpretations. It also requires judgments as to future earnings and the timing of future events. Accrued income taxes represent an estimate of net amounts due to or from taxing jurisdictions based upon these estimates, interpretations, and judgments.

BOK Financial and its eligible subsidiaries file consolidated tax returns. The subsidiaries provide for income taxes on a separate return basis and remit to BOK Financial amounts determined to be currently payable. BOK Financial is an agent for its subsidiaries under the Company’s tax sharing agreements and has no ownership rights to any refunds received for the benefit of its subsidiaries.

Current income tax expense or benefit is based on an evaluation that considers estimated taxable income, tax credits and statutory federal and state income tax rates. The amount of current income tax expense or benefit recognized in any period may differ from amounts reported to taxing authorities. Annually, we file tax returns with each jurisdiction where the Company conducts business and adjust recognized current income tax expense or benefit to the filed tax returns.

Deferred tax assets and liabilities are recognized based upon the temporary differences between the values of assets and liabilities as recognized in the financial statements and their related tax basis using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. The effect of changes in statutory tax rates on the measurement of the deferred tax assets and liabilities is recognized through income tax expense in the period the change is enacted. A valuation allowance is provided when it is more likely than not that some portion of the entire deferred tax asset may not be realized.
BOK Financial recognizes the benefit of uncertain tax positions when based upon all relevant evidence, it is more likely than not that our position would prevail upon examination, including resolution of related appeals or litigation, based upon the technical merits of the position. BOK Financial has unrecognized tax benefits, which are included in accrued current income taxes payable, for the uncertain portion of recorded tax benefits and related interest. These uncertainties result from the application of complex tax laws, rules, regulations and interpretations, primarily in state taxing jurisdictions. Unrecognized tax benefits are assessed quarterly and may be adjusted through current income tax expense in future periods based on changing facts and circumstances, completion of examinations by taxing authorities, or expiration of a statute of limitations. Estimated penalties and interest on uncertain tax positions are recognized in income tax expense. Income tax expense in future periods may decrease if an uncertain tax position is favorably resolved, generally upon completion of an examination by the taxing authorities, expiration of a statute of limitations, or changes in facts and circumstances.

Employee Benefit Plans

BOK Financial sponsors a Thrift Plan. Employer contributions to the Thrift Plan, which matches employee contributions subject to percentage and years of service limits, are expensed when incurred.

Share-Based Compensation Plans

BOK Financial’s share-based compensation plans allow for the issuance of non-vested common shares, stock options, and RSUs as compensation to certain officers. While permitted, the Company does not currently grant options. Compensation cost is generally fixed based on the grant date fair value of the award. Grant date fair value of non-vested shares is based on the current market value of BOK Financial common stock. Non-vested shares generally cliff vest in 3 years and are subject to a holding period after vesting of 2 years.

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

Other Operating Revenue

Fees and commissions revenue is generated through the sales of products, consisting primarily of financial instruments, and the performance of services for customers under contractual obligations. Revenue from providing services for customers is primarily recognized at the time services are provided in an amount that reflects the consideration we expect to be entitled to for those services. Revenue is recognized based on the application of five steps:

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

Brokerage and trading revenue includes revenues from trading, customer hedging, retail brokerage, investment banking, and insurance brokerage. Trading revenue includes net realized and unrealized gains primarily related to sales of securities to institutional customers and related derivative contracts. Customer hedging revenue includes realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs including credit valuation adjustments, as necessary. We offer commodity, interest rate, foreign exchange, and equity derivatives to our customers. These customer contracts are offset with contracts with selected counterparties and exchanges to minimize changes in market risk from changes in commodity prices, interest rates, or foreign exchange rates. Retail brokerage revenue represents fees and commissions earned on sales of fixed income securities, annuities, mutual funds, and other financial instruments to retail customers. Investment banking revenue includes fees earned upon completion of underwriting and financial advisory services. Investment banking revenue also includes fees earned in conjunction with loan syndications. Insurance brokerage revenues represent fees and commissions earned on placement of insurance products with carriers for property and casualty and health coverage.

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

Newly Adopted and Pending Accounting Pronouncements

Financial Accounting Standards Board

FASB ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

The FASB issued ASU 2023-09 on December 14, 2023, which amends income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The new guidance requires the entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Adoption of ASU 2023-09 did not have a material impact on the Company's financial statements.

FASB ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards

The FASB issued ASU 2024-01 on March 21, 2024, which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of Topic 718, Compensation—Stock Compensation. The ASU is effective for annual periods beginning after December 15, 2024, including interim periods within those periods. Adoption of ASU 2024-01 did not have a material impact on the Company's financial statements.

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

FASB ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

The FASB issued ASU 2025-05 on July 30, 2025, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. Under the practical expedient, entities may assume current conditions as of the balance sheet date remain unchanged for the remaining life of the asset when developing reasonable and supportable forecasts. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently assessing the impact ASU 2025-05 will have on its disclosures.

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

FASB ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans

The FASB issued ASU 2025-08 on November 12, 2025, which clarifies and simplifies the accounting for credit losses on purchased loans under CECL, specifically how entities account for expected credit losses at acquisition and subsequent changes in those expectations. Under this new guidance, loans acquired without credit deterioration and deemed “seasoned” will be considered purchased seasoned loans and accounted for using the gross-up approach at acquisition (i.e., record the loan at its purchase price and separately record an allowance for expected credit losses). Seasoned loans include all loans acquired in a business combination, that do not have “more-than-insignificant” deterioration of credit quality since origination, as well as loans purchased at least 90 days after origination, where the purchaser was not involved in the origination of the loans. ASU 2025-08 is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently assessing the impact ASU 2025-08 will have on its purchased loans.

FASB ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements

The FASB issued ASU 2025-09 on November 25, 2025, which enables entities to apply hedge accounting to a greater number of highly effective economic hedges in the following five areas: (1) similar risk assessment for cash flow hedges, (2) hedging forecasted interest payments on choose-your-rate debt instruments, (3) cash flow hedges of nonfinancial forecasted transactions, (4) net written options as hedging instruments, and (5) foreign-currency-denominated debt instrument as hedging instrument and hedged item (dual hedge). ASU 2025-09 is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently assessing the impact ASU 2025-08 will have on its disclosures.

FASB ASU 2025-11, Interim Reporting (Topic 270)

The FASB issued ASU 2025-11 on December 8, 2025, which is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently assessing the impact ASU 2025-11 will have on the Company's financial statements.

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities is as follows (in thousands):

	December 31, 2025		December 31, 2024
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government securities	$9,237	$(4)	$21,275	$(60)
Residential agency mortgage-backed securities	5,307,849	9,011	4,792,695	(37,439)
Municipal securities	39,233	10	62,230	(566)
Other trading securities	36,426	(25)	22,890	33
Total trading securities	$5,392,745	$8,992	$4,899,090	$(38,032)

Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	December 31, 2025
	Amortized	Carrying	Fair	Gross Unrealized
	Cost	Value[1]	Value	Gain	Loss
Municipal securities	$88,215	$88,215	$89,343	$1,218	$(90)
Mortgage-backed securities:
Residential agency	1,746,715	1,664,175	1,541,608	91	(122,658)
Commercial agency	17,257	16,516	16,186	—	(330)
Other debt securities	15,538	15,538	14,868	—	(670)
Total investment securities	1,867,725	1,784,444	1,662,005	1,309	(123,748)
Allowance for credit losses	(202)	(202)	—	—	—
Investment securities, net of allowance	$1,867,523	$1,784,242	$1,662,005	$1,309	$(123,748)
1     Carrying value includes $83 million of net unrealized loss which remains in AOCI in the Consolidated Balance Sheets related to certain securities transferred during the second quarter of 2022 from the Available-for-Sale securities portfolio to the Investment securities portfolio.

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

The amortized cost and fair values of investment securities at December 31, 2025, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Carrying value	$47,686	$58,904	$13,679	$—	$120,269	2.01
Fair value	48,320	59,083	12,994	—	120,397
Residential mortgage-backed securities:
Carrying value[2]					$1,664,175
Fair value					1,541,608
Total investment securities:
Carrying value					$1,784,444
Fair value					1,662,005
1Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.2 years based upon current prepayment assumptions.

Temporarily Impaired Investment Securities
(Dollars in thousands)

	December 31, 2025
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	8	$6,566	$8	$3,613	$82	$10,179	$90
Mortgage-backed securities:
Residential agency	115	—	—	1,540,535	122,658	1,540,535	122,658
Commercial agency	2	—	—	16,186	330	16,186	330
Other debt securities	2	—	—	9,355	670	9,355	670
Total investment securities	127	$6,566	$8	$1,569,689	$123,740	$1,576,255	$123,748

	December 31, 2024
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	20	$14,485	$65	$7,107	$283	$21,592	$348
Mortgage-backed securities:
Residential agency	116	—	—	1,679,889	199,754	1,679,889	199,754
Commercial agency	2	—	—	15,357	863	15,357	863
Other debt securities	3	—	—	9,271	1,005	9,271	1,005
Total investment securities	141	$14,485	$65	$1,711,624	$201,905	$1,726,109	$201,970

Available-for-Sale Securities

The amortized cost and fair value of AFS securities are as follows (in thousands):

	December 31, 2025
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,001	$980	$—	$(21)
Municipal securities	190,917	184,273	—	(6,644)
Mortgage-backed securities:
Residential agency	9,593,919	9,598,627	121,838	(117,130)
Residential non-agency	712,126	696,028	11,774	(27,872)
Commercial agency	3,240,728	3,126,244	7,622	(122,106)
Other debt securities	500	473	—	(27)
Total available-for-sale securities	$13,739,191	$13,606,625	$141,234	$(273,800)

	December 31, 2024
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,000	$945	$—	$(55)
Municipal securities	240,528	225,568	2	(14,962)
Mortgage-backed securities:
Residential agency	8,895,900	8,639,389	17,936	(274,447)
Residential non-agency	814,542	781,209	11,247	(44,580)
Commercial agency	3,436,465	3,204,016	726	(233,175)
Other debt securities	500	473	—	(27)
Total available-for-sale securities	$13,388,935	$12,851,600	$29,911	$(567,246)

The amortized cost and fair values of AFS securities at December 31, 2025, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$454,207	$2,194,856	$314,903	$469,180	$3,433,146	4.92
Fair value	448,064	2,095,957	304,674	463,275	3,311,970
Residential mortgage-backed securities:
Amortized cost[2]					$10,306,045
Fair value					10,294,655
Total available-for-sale securities:
Amortized cost					$13,739,191
Fair value					13,606,625
1Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.0 years based upon current prepayment assumptions.

Sales of AFS securities resulted in gains and losses as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Proceeds	$305,729	$839,352	$834,704
Gross realized gains	2,381	2,257	1,180
Gross realized losses	(420)	(48,085)	(31,816)
Related federal and state income tax expense (benefit)	463	(10,779)	(7,206)

The fair value of debt securities pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was $11.5 billion at December 31, 2025 and $9.9 billion at December 31, 2024. The secured parties do not have the right to sell or repledge these securities.

Temporarily Impaired Available-for-Sale Securities
(Dollars in thousands)

	December 31, 2025
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
U.S. Treasury	1	$—	$—	$980	$21	$980	$21
Municipal securities	86	1,028	2	180,696	6,642	181,724	6,644
Mortgage-backed securities:
Residential agency	584	741,581	2,373	2,333,685	114,757	3,075,266	117,130
Residential non-agency	31	27,957	16	413,783	27,856	441,740	27,872
Commercial agency	195	48,588	88	2,553,027	122,018	2,601,615	122,106
Other debt securities	1	—	—	473	27	473	27
Total available-for-sale securities	898	$819,154	$2,479	$5,482,644	$271,321	$6,301,798	$273,800

	December 31, 2024
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
U.S. Treasury	1	$—	$—	$945	$55	$945	$55
Municipal securities	113	1,041	13	222,432	14,949	223,473	14,962
Mortgage-backed securities:
Residential agency	831	3,561,318	50,102	2,880,641	224,345	6,441,959	274,447
Residential non-agency	36	93,113	1,124	457,701	43,456	550,814	44,580
Commercial agency	220	190,718	1,878	2,819,206	231,297	3,009,924	233,175
Other debt securities	1	—	—	473	27	473	27
Total available-for-sale securities	1,202	$3,846,190	$53,117	$6,381,398	$514,129	$10,227,588	$567,246

No credit impairment of AFS securities was identified in 2025. Unrealized losses are related to changes in interest rates subsequent to purchase and are not attributable to credit. Based on evaluations of impaired securities as of December 31, 2025, the Company does not intend to sell any impaired AFS securities before fair value recovers to the current amortized cost, and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

Fair Value Option Securities

Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the Consolidated Balance Sheets with changes in the fair value recognized in earnings as they occur. Certain residential mortgage-backed securities issued by U.S. government agencies and derivative contracts are held as an economic hedge of the MSR.

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	December 31, 2025		December 31, 2024
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Residential agency mortgage-backed securities	$102,096	$(556)	$17,876	$(1,662)
(3) Derivatives

The following table summarizes the fair values of derivative contracts recorded as Derivative contracts, net assets and liabilities in the Consolidated Balance Sheets at December 31, 2025 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,869,346	$51,144	$(17,199)	$33,945	$(15,783)	$18,162
Energy contracts	6,245,552	605,067	(271,825)	333,242	(136,933)	196,309
Foreign exchange contracts	75,349	60,656	(10)	60,646	—	60,646
Equity option contracts	1,593	255	—	255	(50)	205
Total customer risk management programs	9,191,840	717,122	(289,034)	428,088	(152,766)	275,322
Trading	22,332,052	63,803	(38,524)	25,279	(1,629)	23,650
Interest rate risk management programs	586,991	1,854	(51)	1,803	—	1,803
Total derivative contracts	$32,110,883	$782,779	$(327,609)	$455,170	$(154,395)	$300,775

	Liabilities
	Notional¹	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,869,346	$51,101	$(17,199)	$33,902	$(811)	$33,091
Energy contracts	6,299,141	576,627	(271,825)	304,802	(5,240)	299,562
Foreign exchange contracts	75,000	60,293	(10)	60,283	—	60,283
Equity option contracts	1,593	255	—	255	—	255
Total customer risk management programs	9,245,080	688,276	(289,034)	399,242	(6,051)	393,191
Trading	26,544,633	75,573	(38,524)	37,049	(34,056)	2,993
Interest rate risk management programs	89,972	1,440	(51)	1,389	—	1,389
Total derivative contracts	$35,879,685	$765,289	$(327,609)	$437,680	$(40,107)	$397,573
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following table summarizes the fair values of derivative contracts recorded as Derivative contracts, net assets and liabilities in the Consolidated Balance Sheets at December 31, 2024 (in thousands):

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

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the Consolidated Statements of Earnings (in thousands):

	Year Ended December 31,
	2025		2024		2023
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts	$4,238	$—	$5,455	$—	$5,531	$—
Energy contracts	23,915	—	21,913	—	30,715	—
Foreign exchange contracts	133	—	370	—	276	—
Total customer risk management programs	28,286	—	27,738	—	36,522	—
Trading[1]	(66,172)	—	149,613	—	(139,235)	—
Internal risk management programs	—	12,281	—	(22,461)	—	(9,921)
Total derivative contracts	$(37,886)	$12,281	$177,351	$(22,461)	$(102,713)	$(9,921)
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

No derivative contracts have been designated as hedging instruments for financial reporting purposes.
(4) Loans and Allowances for Credit Losses

The portfolio segments of the loan portfolio are as follows (in thousands):

	December 31, 2025				December 31, 2024
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non- accrual	Total
Commercial	$3,494,944	$11,750,021	$36,102	$15,281,067	$3,450,238	$11,565,251	$14,647	$15,030,136
Commercial real estate	601,044	5,064,265	6,697	5,672,006	668,532	4,380,015	9,905	5,058,452
Loans to individuals	3,005,502	1,661,326	31,561	4,698,389	2,620,936	1,383,027	22,173	4,026,136
Total	$7,101,490	$18,475,612	$74,360	$25,651,462	$6,739,706	$17,328,293	$46,725	$24,114,724
Foregone interest on nonaccrual loans				$7,465				$10,061

At December 31, 2025, loans to businesses and individuals with collateral primarily located in Texas totaled $8.5 billion or 33% of the total loan portfolio. Loans to businesses and individuals with collateral primarily located in Oklahoma totaled $3.9 billion or 15% of our total loan portfolio. Loans to businesses and individuals with collateral primarily located in Colorado totaled $2.8 billion or 11% of our total loan portfolio. Loans for which the collateral location is not relevant, such as unsecured loans and reserve-based energy loans, are distributed by the borrower’s primary operating location. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas.

At December 31, 2024, loans to businesses and individuals with collateral primarily located in Texas totaled $7.8 billion or 32% of the loan portfolio, loans to businesses and individuals with collateral primarily located in Oklahoma totaled $3.7 billion or 15% of the loan portfolio, and loans to businesses and individuals with collateral primarily located in Colorado totaled $2.9 billion or 12% of the loan portfolio.

Commercial

Commercial loans represent loans for working capital, facilities acquisition or expansion, purchases of equipment, and other needs of commercial customers primarily located within our geographical footprint. Commercial loans are underwritten individually and represent ongoing relationships based on a thorough knowledge of the customer, the customer’s industry and market. Commercial loans are generally secured by the customer’s assets, including real property, inventory, accounts receivable, operating equipment, interest in mineral rights, and other property and may also include personal guarantees of the owners and related parties. The primary source of repayment of commercial loans is the ongoing cash flow from operations of the customer’s business. Inherent lending risk is centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with commercial lending policies.

At December 31, 2025, commercial loans with collateral primarily located in Texas totaled $5.0 billion or 33% of the commercial loan portfolio segment. Commercial loans with collateral primarily located in Oklahoma totaled $2.4 billion or 16% of the commercial loan portfolio segment. Commercial loans with collateral primarily located in Colorado totaled $1.6 billion or 10% of the commercial loan portfolio segment. The commercial loan portfolio segment is further divided into loan classes. The healthcare loan class totaled $4.0 billion or 16% of total loans. The healthcare loan class consists primarily of loans for the development and operation of senior housing and care facilities, including independent living, assisted living, and skilled nursing. Healthcare also includes loans to hospitals and other medical service providers. The services loan class totaled $3.9 billion or 15% of total loans. Businesses included in the services class include state and local municipal government entities, Native American tribal government and casino operations, foundations and not-for-profit organizations, educational services, and specialty trade contractors. The energy loan class totaled $2.9 billion or 11% of total loans, including $2.2 billion of outstanding loans to energy producers. Approximately 71% of the committed production loans are secured by properties primarily producing oil and 29% of the committed production loans are secured by properties primarily producing natural gas. General business loans represent $4.5 billion or 17% of total loans. General business loans primarily consist of wholesale/retail loans and loans from other commercial industries.

At December 31, 2024, commercial loans with collateral primarily located in Texas totaled $5.0 billion or 34% of the commercial loan portfolio segment, commercial loans with collateral primarily located in Oklahoma totaled $2.3 billion or 15% of the commercial loan portfolio segment, and commercial loans with collateral primarily located in Colorado totaled $1.7 billion or 12% of the commercial loan portfolio segment. The healthcare loan class totaled $4.0 billion or 16% of total loans. The services loan class totaled $3.6 billion or 15% of total loans. The energy loan class totaled $3.3 billion or 13% of total loans, including $2.6 billion of outstanding loans to energy producers. At December 31, 2024, approximately 70% of committed production loans were secured by properties primarily producing oil and 30% were secured by properties producing natural gas.

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

At December 31, 2025, 32% of commercial real estate loans were secured by properties primarily located in the Dallas and Houston metropolitan areas of Texas, while concentrations in all other states were less than 10%. At December 31, 2024, 29% of commercial real estate loans are secured by properties primarily located in the Dallas and Houston metropolitan areas of Texas, 11% of commercial real estate loans were secured by properties primarily located in the Denver metropolitan area, while concentrations in all other states were less than 10%.

Loans to Individuals

Loans to individuals include residential mortgage and personal loans. Residential mortgage loans provide funds for our customers to purchase or refinance their primary residence or to borrow against the equity in their home. These loans are secured by a first or second mortgage on the customer's primary residence. Personal loans consist primarily of loans to Wealth Management clients secured by the cash surrender value of insurance policies and marketable securities. Personal loans also include direct loans secured by and for the purchase of automobiles, recreational and marine equipment, as well as unsecured loans. These loans are made in accordance with underwriting policies we believe to be conservative and are fully documented. Loans may be individually underwritten or credit scored based on size and other criteria. Credit scoring is assessed based on significant credit characteristics including credit history and residential and employment stability.

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

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2025, outstanding commitments totaled $15.9 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At December 31, 2025, outstanding standby letters of credit totaled $607 million.

Allowances for Credit Losses and Accrual for Off-balance Sheet Credit Risk from Unfunded Loans Commitments

BOK Financial maintains an allowance for loan losses and accrual for off-balance sheet credit risk from unfunded commitments. The allowance consists of specific allowances attributed to certain individual loans, generally nonaccruing loans, with dissimilar risk characteristics that have not yet been charged down to amounts we expect to recover and general allowances for estimated credit losses on pools of loans that share similar risk characteristics based on probability of default, loss given default, and exposure at default for each loan class developed based on current and forecasted relevant economic loss drivers.

The accrual for off-balance sheet credit risk is maintained at a level that is appropriate to cover estimated losses associated with credit instruments that are not currently recognized as assets such as loan commitments, standby letters of credit, or guarantees that are not unconditionally cancellable by the bank.

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the year ended December 31, 2025 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$145,153	$91,072	$43,810	$280,035
Provision for loan losses	(3,493)	(5,117)	11,174	2,564
Loans charged off	(5,374)	(126)	(4,805)	(10,305)
Recoveries of loans previously charged off	939	291	2,336	3,566
Ending balance	$137,225	$86,120	$52,515	$275,860

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$18,046	$31,959	$1,635	$51,640
Provision for off-balance sheet credit risk	1,677	(1,873)	(173)	(369)
Ending balance	$19,723	$30,086	$1,462	$51,271

A $2.0 million provision for credit losses was recorded for the year ended December 31, 2025, reflecting the impact of loan growth during the year, partially offset by improvements in portfolio credit quality and economic forecast scenario assumptions.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit is for the year ended December 31, 2023 summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$131,586	$57,648	$46,470	$235,704
Provision for loan losses	19,308	42,151	(1,941)	59,518
Loans charged off	(12,898)	(8,446)	(5,972)	(27,316)
Recoveries of loans previously charged off	3,236	3,365	2,616	9,217
Ending balance	$141,232	$94,718	$41,173	$277,123

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$18,246	$40,490	$2,183	$60,919
Provision for off-balance sheet credit losses	1,516	(13,051)	(407)	(11,942)
Ending balance	$19,762	$27,439	$1,776	$48,977

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at December 31, 2025 is as follows (in thousands):

	Collectively Measured for General Allowances		Individually Measured for Specific Allowances		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$15,244,965	$133,232	$36,102	$3,993	$15,281,067	$137,225
Commercial real estate	5,665,309	83,925	6,697	2,195	5,672,006	86,120
Loans to individuals	4,666,828	52,515	31,561	—	4,698,389	52,515
Total	$25,577,102	$269,672	$74,360	$6,188	$25,651,462	$275,860

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

The following table summarizes the Company's loan portfolio at December 31, 2025 by the risk grade categories and vintage (in thousands):

	Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Healthcare
Pass	$1,110,851	$460,630	$413,197	$744,765	$298,992	$546,567	$226,298	$9	$3,801,309
Special Mention	—	—	—	43,576	96	—	5	—	43,677
Accruing Substandard	181	9,589	37,492	4,144	5,170	83,156	—	—	139,732
Nonaccrual	—	—	14,850	—	—	8,638	2	—	23,490
Total healthcare	1,111,032	470,219	465,539	792,485	304,258	638,361	226,305	9	4,008,208
Loans charged off, year-to-date	—	—	—	—	31	—	—	—	31
Services
Pass	693,147	462,642	488,381	393,685	265,346	612,098	865,163	491	3,780,953
Special Mention	1,071	4,369	428	—	—	20,011	76,565	—	102,444
Accruing Substandard	4,595	218	9,857	1,421	2,136	3,404	754	—	22,385
Nonaccrual	446	29	—	864	—	—	4,796	—	6,135
Total services	699,259	467,258	498,666	395,970	267,482	635,513	947,278	491	3,911,917
Loans charged off, year-to-date	—	—	—	—	—	—	4,147	21	4,168
Energy
Pass	147,840	58,798	44,882	10,479	2,297	19,500	2,598,446	—	2,882,242
Total energy	147,840	58,798	44,882	10,479	2,297	19,500	2,598,446	—	2,882,242
Loans charged off, year-to-date	—	—	—	—	—	—	94	—	94
General business
Pass	845,421	389,679	424,859	179,660	139,664	318,834	2,066,703	1,369	4,366,189
Special Mention	24,882	1,480	6,920	4,288	7,070	2,099	40,873	106	87,718
Accruing Substandard	641	4,338	4,416	5,441	1,466	—	2,014	—	18,316
Nonaccrual	—	—	1,445	2,163	72	2,787	—	10	6,477
Total general business	870,944	395,497	437,640	191,552	148,272	323,720	2,109,590	1,485	4,478,700
Loans charged off, year-to-date	14	—	132	—	—	—	826	109	1,081
Total commercial	2,829,075	1,391,772	1,446,727	1,390,486	722,309	1,617,094	5,881,619	1,985	15,281,067

Commercial real estate:
Pass	948,049	939,354	476,954	1,670,158	671,080	777,510	107,199	—	5,590,304
Special Mention	—	—	—	6,405	—	3,949	—	—	10,354
Accruing Substandard	—	484	—	4,971	29,324	29,872	—	—	64,651
Nonaccrual	—	—	—	—	—	6,697	—	—	6,697
Total commercial real estate	948,049	939,838	476,954	1,681,534	700,404	818,028	107,199	—	5,672,006
Loans charged off, year-to-date	—	—	—	126	—	—	—	—	126

	Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Loans to individuals:
Residential mortgage
Pass	564,508	404,186	265,734	250,169	280,232	452,195	458,006	29,190	2,704,220
Special Mention	—	—	—	140	10	5,387	1,628	1,298	8,463
Accruing Substandard	—	—	72	—	—	12	385	—	469
Nonaccrual	95	1,333	1,314	1,594	1,402	7,280	4,465	780	18,263
Total residential mortgage	564,603	405,519	267,120	251,903	281,644	464,874	464,484	31,268	2,731,415
Loans charged off, year-to-date	—	38	48	—	—	56	178	—	320
Residential mortgage guaranteed by U.S. government agencies
Pass	776	3,676	9,453	8,486	2,801	124,581	—	—	149,773
Nonaccrual	—	—	398	265	—	7,923	—	—	8,586
Total residential mortgage guaranteed by U.S. government agencies	776	3,676	9,851	8,751	2,801	132,504	—	—	158,359
Personal
Pass	489,188	188,899	201,427	140,602	101,967	197,075	476,829	282	1,796,269
Special Mention	22	18	46	17	16	4	1,182	—	1,305
Accruing Substandard	6,186	12	—	2	—	129	—	—	6,329
Nonaccrual	7	56	4,627	9	12	1	—	—	4,712
Total personal	495,403	188,985	206,100	140,630	101,995	197,209	478,011	282	1,808,615
Loans charged off, year-to-date[1]	4,325	87	24	19	—	5	25	—	4,485
Total loans to individuals	1,060,782	598,180	483,071	401,284	386,440	794,587	942,495	31,550	4,698,389
Total loans	$4,837,906	$2,929,790	$2,406,752	$3,473,304	$1,809,153	$3,229,709	$6,931,313	$33,535	$25,651,462
1    Includes charge-offs on deposit overdrafts, which are generally charged off at 60 days past due.

The following table summarizes the Company's loan portfolio at December 31, 2024 by the risk grade categories and vintage (in thousands):

	Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Healthcare
Pass	$539,305	$544,103	$896,042	$481,816	$344,609	$644,441	$249,793	$10	$3,700,119
Special Mention	—	15,000	64,895	110	—	32,555	255	—	112,815
Accruing Substandard	—	38,180	5,253	15,529	51,134	29,151	1,635	—	140,882
Nonaccrual	—	—	96	463	—	13,158	—	—	13,717
Total healthcare	539,305	597,283	966,286	497,918	395,743	719,305	251,683	10	3,967,533
Loans charged off, year-to-date	—	—	—	—	—	7,240	—	—	7,240
Services
Pass	629,978	625,969	422,015	404,949	187,324	570,775	745,853	379	3,587,242
Special Mention	—	3,324	123	1,537	—	11,796	17,923	—	34,703
Accruing Substandard	—	675	9,030	20	1,217	7,750	1,399	400	20,491
Nonaccrual	—	—	—	—	—	—	767	—	767
Total services	629,978	629,968	431,168	406,506	188,541	590,321	765,942	779	3,643,203
Loans charged off, year-to-date	—	—	—	—	22	80	9	—	111
Energy
Pass	148,972	46,094	39,050	2,621	6,488	16,989	2,985,161	—	3,245,375
Accruing Substandard	—	—	—	—	—	—	9,300	—	9,300
Nonaccrual	—	—	—	—	—	49	—	—	49
Total energy	148,972	46,094	39,050	2,621	6,488	17,038	2,994,461	—	3,254,724
Loans charged off, year-to-date	—	—	—	—	—	—	226	—	226
General business
Pass	740,440	571,897	267,528	176,468	117,755	319,986	1,862,643	1,938	4,058,655
Special Mention	4,399	5,749	4,285	7,002	224	1,736	3,037	—	26,432
Accruing Substandard	3,980	15,872	43,300	4,764	992	4,708	5,859	—	79,475
Nonaccrual	—	32	—	—	—	23	—	59	114
Total general business	748,819	593,550	315,113	188,234	118,971	326,453	1,871,539	1,997	4,164,676
Loans charged off, year-to-date	—	27	1,465	—	—	166	2,425	103	4,186
Total commercial	2,067,074	1,866,895	1,751,617	1,095,279	709,743	1,653,117	5,883,625	2,786	15,030,136

Commercial real estate:
Pass	436,206	512,614	2,004,558	793,161	233,619	810,497	141,307	—	4,931,962
Special Mention	—	313	14,907	32,131	—	—	—	—	47,351
Accruing Substandard	—	—	36,981	—	—	32,253	—	—	69,234
Nonaccrual	—	—	—	—	—	9,905	—	—	9,905
Total commercial real estate	436,206	512,927	2,056,446	825,292	233,619	852,655	141,307	—	5,058,452
Loans charged off, year-to-date	—	—	—	—	—	1,455	—	—	1,455

	Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Loans to individuals:
Residential mortgage
Pass	530,186	338,187	286,865	318,935	314,814	210,251	395,943	22,929	2,418,110
Special Mention	—	167	148	219	—	113	1,767	—	2,414
Accruing Substandard	—	—	163	—	—	45	898	67	1,173
Nonaccrual	245	1,758	990	522	583	7,420	3,221	522	15,261
Total residential mortgage	530,431	340,112	288,166	319,676	315,397	217,829	401,829	23,518	2,436,958
Loans charged off, year-to-date	—	43	—	—	—	18	10	—	71
Residential mortgage guaranteed by U.S. government agencies
Pass	462	4,337	6,618	2,432	3,506	112,491	—	—	129,846
Nonaccrual	—	—	—	—	280	6,523	—	—	6,803
Total residential mortgage guaranteed by U.S. government agencies	462	4,337	6,618	2,432	3,786	119,014	—	—	136,649
Personal
Pass	245,737	149,572	167,272	115,710	107,291	151,030	510,147	2,619	1,449,378
Special Mention	18	17	30	825	8	—	8	—	906
Accruing Substandard	16	—	—	—	1	129	1,990	—	2,136
Nonaccrual	31	3	30	13	4	5	23	—	109
Total personal	245,802	149,592	167,332	116,548	107,304	151,164	512,168	2,619	1,452,529
Loans charged off, year-to-date[1]	5,269	69	101	52	9	—	26	20	5,546
Total loans to individuals	776,695	494,041	462,116	438,656	426,487	488,007	913,997	26,137	4,026,136
Total loans	$3,279,975	$2,873,863	$4,270,179	$2,359,227	$1,369,849	$2,993,779	$6,938,929	$28,923	$24,114,724
1    Includes charge-offs on deposit overdrafts, which are generally charged off at 60 days past due.

Nonaccruing Loans

A summary of nonaccruing loans as of December 31, 2025 follows (in thousands):

	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Healthcare	$23,490	$18,390	$5,100	$200
Services	6,135	1,339	4,796	1,043
General business	6,477	3,727	2,750	2,750
Total commercial	36,102	23,456	12,646	3,993

Commercial real estate	6,697	—	6,697	2,195

Loans to individuals:
Residential mortgage	18,263	18,263	—	—
Residential mortgage guaranteed by U.S. government agencies	8,586	8,586	—	—
Personal	4,712	4,712	—	—
Total loans to individuals	31,561	31,561	—	—

Total	$74,360	$55,017	$19,343	$6,188
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

Loan Modifications to Borrowers Experiencing Financial Difficulty

For the year ended December 31, 2025, the Company had $85 million of loan modifications to borrowers experiencing financial difficulty, including $32 million of commercial real estate loans, $31 million of healthcare loans, and $19 million of residential mortgage loans guaranteed by U.S. government agencies. Modifications generally consist of interest rate reductions, an other than insignificant payment delay, term extension, or a combination thereof. Approximately $66 million of the modifications are term extensions of commercial real estate loans and commercial loans, and $19 million are combination modifications to residential mortgage loans guaranteed by U.S. government agencies. During the year ended December 31, 2025, $22 million of loans that were modified in the previous twelve months defaulted. Approximately $10 million of these defaults were related to term extensions of healthcare loans, and $9.9 million of these defaults were related to combination modifications to residential mortgage loans guaranteed by U.S. government agencies. A payment default is defined as being 30 or more days past due after modification.

For the year ended December 31, 2024, the Company had $100 million of loan modifications to borrowers experiencing financial difficulty, including $72 million of healthcare loans, $9.3 million of energy loans, and $8.6 million of residential mortgage loans guaranteed by U.S. government agencies. Approximately $91 million of the modifications were term extensions of commercial loans and personal loans, and $8.6 million were combination modifications to residential mortgage loans guaranteed by U.S. government agencies. During the year ended December 31, 2024, $31 million of loans that were modified in the previous twelve months defaulted. Approximately $25 million of these defaults were related to term extensions of commercial loans, and $5.2 million of these defaults were related to combination modifications to residential mortgage loans guaranteed by U.S. government agencies.

Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans, as modified for short-term payment deferral forbearance.

A summary of loans currently performing and past due as of December 31, 2025 is as follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total	Past Due 90 Days or More and Accruing
Commercial:
Healthcare	$3,984,720	$—	$—	$23,488	$4,008,208	$—
Services	3,903,616	3,476	4,796	29	3,911,917	—
Energy	2,882,242	—	—	—	2,882,242	—
General business	4,469,156	5,702	3,842	—	4,478,700	—
Total commercial	15,239,734	9,178	8,638	23,517	15,281,067	—

Commercial real estate	5,664,492	817	—	6,697	5,672,006	—

Loans to individuals:
Permanent mortgage	2,714,617	8,570	2,182	6,046	2,731,415	—
Permanent mortgages guaranteed by U.S. government agencies	47,950	17,975	11,377	81,057	158,359	76,535
Personal	1,799,975	3,463	551	4,626	1,808,615	—
Total loans to individuals	4,562,542	30,008	14,110	91,729	4,698,389	76,535

Total	$25,466,768	$40,003	$22,748	$121,943	$25,651,462	$76,535

A summary of loans currently performing and past due as of December 31, 2024 is as follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total	Past Due 90 Days or More and Accruing
Commercial:
Healthcare	$3,932,142	$25,778	$—	$9,613	$3,967,533	$—
Services	3,642,436	—	767	—	3,643,203	—
Energy	3,254,724	—	—	—	3,254,724	—
General business	4,161,510	3,067	70	29	4,164,676	—
Total commercial	14,990,812	28,845	837	9,642	15,030,136	—

Commercial real estate	5,048,667	—	—	9,785	5,058,452	—

Loans to individuals:
Permanent mortgage	2,416,633	10,930	5,622	3,773	2,436,958	—
Permanent mortgages guaranteed by U.S. government agencies	45,910	18,514	15,268	56,957	136,649	52,504
Personal	1,451,397	1,061	48	23	1,452,529	—
Total loans to individuals	3,913,940	30,505	20,938	60,753	4,026,136	52,504

Total	$23,953,419	$59,350	$21,775	$80,180	$24,114,724	$52,504

(5) Premises and Equipment and Leases

Premises and equipment at December 31, 2025 and 2024 are summarized as follows (in thousands):

	December 31,
	2025	2024
Land	$68,762	$68,816
Buildings and improvements	540,388	540,832
Software and related integration	264,638	270,991
Furniture and equipment	272,255	245,796
Construction in progress	39,422	45,422
Premises and equipment	1,185,465	1,171,857
Less: Accumulated depreciation	546,529	537,372
Premises and equipment, net of accumulated depreciation	$638,936	$634,485

Depreciation expense of premises and equipment was $74.4 million, $68.5 million, and $68.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Premises and equipment, net includes right-of-use assets for leased office space and facilities. Leases are at market rates at inception and may contain escalations based on consumer price index or similar benchmarks and options to renew at then-applicable market rates.

Right-of-use assets of $193 million at December 31, 2025, and $213 million at December 31, 2024, are included in Premises and equipment, net, and the related right-of-use liabilities are included in Other liabilities in the Consolidated Balance Sheets.

At December 31, 2025, undiscounted operating lease liabilities are scheduled to mature as follows (in thousands):

2026	$34,495
2027	32,143
2028	30,473
2029	29,394
2030	27,978
Thereafter	147,895
Total undiscounted lease payments	302,378
Less: Interest	74,258
Lease liabilities	$228,120

Operating cash flows from operating leases were $29.8 million, $28.6 million, and $26.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The following table presents lease expense included in Net occupancy and equipment in the Consolidated Statements of Earnings for the years indicated (in thousands).

	Year Ended December 31,
	2025	2024	2023
Operating lease expense	$26,191	$26,800	$25,282
Variable lease expense	14,958	14,962	15,327
Finance lease expense	2,844	3,497	3,592
Short-term lease expense	270	447	283

At December 31, 2025, the weighted-average remaining lease term on operating leases was 8.9 years and the weighted average discount rate was 3.4%. At December 31, 2025, the weighted-average remaining lease term on finance leases was 2.6 years and the weighted-average discount rate was 3.9%.

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
(6) Goodwill and Intangible Assets

The following table presents the original cost and accumulated amortization of intangible assets (in thousands):

	December 31,
	2025	2024
Core deposit premiums	$103,200	$103,200
Less: Accumulated amortization	83,330	74,654
Net core deposit premiums	19,870	28,546

Other identifiable intangible assets	50,044	51,671
Less: Accumulated amortization	35,162	33,429
Net other identifiable intangible assets	14,882	18,242

Total intangible assets, net	$34,752	$46,788

Expected amortization expense for intangible assets that will continue to be amortized (in thousands):

	Core Deposit Premiums	Other Identifiable Intangible Assets	Total
2026	$7,986	$1,521	$9,507
2027	6,956	1,336	8,292
2028	4,928	1,044	5,972
2029	—	1,010	1,010
2030	—	982	982
Thereafter	—	8,989	8,989
Total	$19,870	$14,882	$34,752

The carrying value of goodwill by operating segment is as follows (in thousands):

	Commercial Banking	Consumer Banking	Wealth Management	Funds Management and Other	Total
Balance, December 31, 2023	$910,589	$43,458	$90,702	$—	$1,044,749
Balance, December 31, 2024	910,589	43,458	90,702	—	1,044,749
Balance, December 31, 2025	910,589	43,458	90,702	—	1,044,749

In July 2025, the Company combined its reporting units to align with its three operating segments. No reallocation of goodwill was necessary, and the goodwill of the existing reporting units was combined in the new reporting units. The reporting unit level is consistent with the level at which the CODM assesses the performance of the Company and makes decisions concerning the allocation of resources.

Due to the change in composition of the Company's reporting units, management performed a quantitative assessment of goodwill for impairment immediately before and after the change as of July 1, 2025.

The quantitative analysis uses a blend of both income and market approaches to value the reporting units and compares the fair value of the reporting unit with its carrying value. Goodwill is considered impaired if the fair value of the reporting unit is less than the carrying value of the reporting unit, including goodwill.

The income approach, which is the primary valuation approach, consists of discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations for the respective reporting units. The significant inputs to the income approach include expected future cash flows, long-term target equity ratios, and the discount rate. The market approaches incorporate comparable public company information, valuation multiples, and consideration of a market control premium along with data related to comparable observed purchase transactions in the financial services industry for the reporting units.

The results of the interim quantitative goodwill impairment tests indicated that the fair values of the reporting units exceeded their respective carrying values by more than 10% both immediately prior to and immediately after the realignment. Therefore, there was no goodwill impairment.

The Company performed its annual impairment assessment of goodwill on October 1, 2025 by performing a qualitative assessment of goodwill at the reporting unit level based on factors including, but not limited to, general economic conditions, financial services industry considerations, regional economic conditions, general Company performance, and reporting unit performance. No impairment was indicated for any reporting unit.

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments, and forward contract sales with their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	December 31, 2025		December 31, 2024
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$93,110	$93,133	$77,080	$75,969
Residential mortgage loan commitments	49,048	1,729	36,590	1,119
Forward sales contracts	100,500	(232)	82,000	473
		$94,630		$77,561

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of December 31, 2025 or December 31, 2024. No credit losses were recognized on residential mortgage loans held for sale for the years ended December 31, 2025, 2024 and 2023.

Mortgage banking revenue was as follows (in thousands):

	Year Ended
	2025	2024	2023
Production revenue:
Net realized gain (loss) on sales of mortgage loans	$7,630	$8,271	$(5,021)
Net change in unrealized gain (loss) on mortgage loans held for sale	1,134	(646)	538
Net change in the fair value of mortgage loan commitments	610	(260)	325
Net change in the fair value of forward sales contracts	(705)	1,374	(1,181)
Total mortgage production revenue	8,669	8,739	(5,339)
Servicing revenue	68,916	65,368	61,037
Total mortgage banking revenue	$77,585	$74,107	$55,698

Mortgage production revenue includes gain (loss) on residential mortgage loans held for sale, changes in the fair value of derivative contracts not designated as hedging instruments related to residential mortgage loan commitments, and forward sales contracts. Servicing revenue includes servicing fee income and late charges on loans serviced for others.

Residential Mortgage Servicing

The Company generally retains the right to service residential mortgage loans sold and may purchase MSR. The unpaid principal balance of loans serviced for others is the primary driver of servicing revenue.

The following represents a summary of mortgage servicing rights (dollars in thousands):

	December 31,
	2025	2024	2023
Number of residential mortgage loans serviced for others	123,263	125,728	115,967
Outstanding principal balance of residential mortgage loans serviced for others	$21,760,414	$22,269,513	$20,382,192
Weighted average interest rate	3.83%	3.73%	3.64%
Remaining contractual term (in months)	270	276	280

Activity in capitalized mortgage servicing rights during the three years ended December 31, 2025 is as follows (in thousands):

Balance, December 31, 2022	$277,608
Additions	12,142
Acquisitions	34,593
Change in fair value due to principal payments	(27,344)
Change in fair value due to market assumption changes	(3,115)
Balance, December 31, 2023	293,884
Additions	14,976
Acquisitions	41,655
Change in fair value due to principal payments	(30,807)
Change in fair value due to market assumption changes	18,437
Balance, December 31, 2024	338,145
Additions	13,066
Acquisitions	14,615
Change in fair value due to principal payments	(29,875)
Change in fair value due to market assumption changes	(13,227)
Balance, December 31, 2025	$322,724

Changes in the fair value of MSR due to market changes are included in Other operating revenue in the Consolidated Statements of Earnings. Changes in fair value due to loan runoff are included in Mortgage banking costs.

MSR are not traded in active markets. Fair value is determined by discounting the projected net cash flows. Significant assumptions used to determine fair value considered to be significant unobservable inputs were as follows:

	December 31,
	2025	2024
Discount rate – risk-free rate plus a market premium	9.31%	9.60%
Prepayment rate - based upon loan interest rate, original term, and loan type	7.07%	7.09%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$73 - $94	$73 - $94
Delinquent loans	$150 - $500	$150 - $500
Loans in foreclosure	$875 - $6,000	$875 - $6,000
Primary/secondary mortgage rate spread	128 bps	115 bps
Escrow earnings rate – indexed to rates paid on deposit accounts with a comparable average life	3.66%	4.44%
Delinquency rate	2.28%	2.19%

Changes in primary residential mortgage interest rates directly affect the prepayment speeds used in valuing our MSR. A separate third-party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults, and other relevant factors. The prepayment model is updated periodically for changes in market conditions and adjusted to better correlate with actual performance of BOK Financial’s servicing portfolio.
(8) Deposits

Interest expense on deposits is summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Transaction deposits	$814,145	$861,538	$540,068
Savings	4,683	4,845	2,913
Total time	136,943	159,346	83,616
Total	$955,771	$1,025,729	$626,597

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2025 and 2024 was $891 million and $956 million, respectively.

Time deposit maturities are as follows: 2026 – $2.4 billion, 2027 – $1.1 billion, 2028 – $67 million, 2029 – $18 million, 2030 – $9.4 million, and $31 million thereafter.

The aggregate amount of overdrawn customer transaction deposits that have been reclassified as loan balances was $4.4 million at December 31, 2025 and $5.2 million at December 31, 2024.

(9) Other Borrowed Funds

Information relating to other borrowings is summarized as follows (dollars in thousands):

	As of		Year Ended
	December 31, 2025		December 31, 2025
	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Funds purchased	$970,293	3.54%	$679,310	3.82%	$1,162,990
Repurchase agreements	521,423	1.82%	265,462	2.08%	521,423
Other borrowings:
Federal Home Loan Bank advances	2,700,000	3.91%	4,632,535	4.47%	4,100,000
GNMA repurchase liability	34,215	3.99%	27,625	3.91%	34,215
Other	11,724	4.21%	12,187	7.90%	20,863
Total other borrowings	2,745,939		4,672,347	4.48%
Subordinated debentures[1]	396,589	6.11%	118,108	6.26%	396,878
Total other borrowed funds	$4,634,244		$5,735,227	4.33%
1    BOKF, NA only as of December 31, 2025. Parent Company and BOKF, NA for average for the year ended December 31, 2025.

	As of		Year Ended
	December 31, 2024		December 31, 2024
	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Funds purchased	$615,809	4.21%	$613,294	4.66%	$899,447
Repurchase agreements	677,047	1.45%	682,699	3.49%	1,627,169
Other borrowings:
Federal Home Loan Bank advances	3,000,000	4.58%	6,181,011	5.45%	6,700,000
GNMA repurchase liability	17,628	3.83%	13,914	4.17%	17,628
Other	12,495	4.78%	13,729	6.04%	14,800
Total other borrowings	3,030,123		6,208,654	5.45%
Subordinated debentures[2]	131,200	6.43%	131,163	7.03%	131,200
Total other borrowed funds	$4,454,179		$7,635,810	5.24%
2 Parent Company only.

	As of		Year Ended
	December 31, 2023		December 31, 2023
	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Funds purchased	$515,747	5.17%	$847,676	4.83%	$1,711,580
Repurchase agreements	607,001	1.70%	1,805,978	4.32%	4,433,480
Other borrowings:
Federal Home Loan Bank advances	7,675,000	5.51%	5,948,863	5.28%	7,875,000
GNMA repurchase liability	11,660	4.13%	11,224	4.04%	12,414
Other	14,892	5.50%	19,008	3.91%	26,311
Total other borrowings	7,701,552		5,979,095	5.28%
Subordinated debentures[2]	131,150	6.93%	131,155	6.83%	131,164
Total other borrowed funds	$8,955,450		$8,763,904	5.06%
2 Parent Company only.

Aggregate annual principal repayments at December 31, 2025 are as follows (in thousands):

2026	$4,230,892
2027	2,248
2028	200
2029	—
2030	—
Thereafter	400,904
Total	$4,634,244

Funds purchased are unsecured and generally mature within one day to ninety days from the transaction date. Securities repurchase agreements are recorded as secured borrowings that generally mature within ninety days and are secured by certain AFS securities.

Borrowings from the Federal Home Loan Banks are used for funding purposes. In accordance with policies of the Federal Home Loan Banks, BOK Financial has granted a blanket pledge of eligible assets (generally unencumbered U.S. Treasury and residential mortgage-backed securities, 1-4 family loans and multifamily loans) as collateral for these advances. The Federal Home Loan Banks have issued letters of credit totaling $859 million to secure BOK Financial’s obligations to depositors of public funds. The unused credit available to BOK Financial at December 31, 2025 pursuant to the Federal Home Loan Bank’s collateral policies is $5.1 billion.

As a result of the acquisition of CoBiz Financial in 2018, we obtained $60 million of subordinated debt issued in June 2015 that was set to mature on June 25, 2030. We also acquired $72 million of junior subordinated debentures with maturity dates from September 17, 2033 through September 30, 2035. The subordinated debentures were subject to early redemption prior to maturity. All acquired subordinated debt and junior subordinated debentures were redeemed during the second quarter of 2025. The redemption price was 100% of the principal amount, plus accrued interest up to the redemption date.

On November 6, 2025, BOKF, NA issued $400 million of subordinated debt set to mature on November 6, 2040 This debt bears an interest rate of 6.108% through November 5, 2035 and thereafter, the notes will bear an interest rate equal to the Five-Year U.S. Treasury rate plus 2.00%. Interest is payable semi-annually in arrears beginning on May 6, 2026. The debt contains an option to redeem the notes (i) in whole, but not in part, on any day in the period commencing on and including August 8, 2035 and ending on and including November 6, 2035, (ii) in whole or in part, at any time and from time to time, on or after May 10, 2040, or (iii) in whole, but not in part, at any time within 90 days following a regulatory capital treatment event.

BOK Financial Securities, Inc. may borrow funds from Pershing, LLC, a clearing broker/dealer and a wholly owned subsidiary of Bank of New York Mellon, for the purposes of financing securities purchases or to facilitate funding of investment banking activities on terms to be negotiated at the time of the borrowing. BOK Financial Securities, Inc. had no borrowings outstanding at December 31, 2025 and December 31, 2024.

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

(10) Federal and State Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Available-for-sale securities mark to market	$51,019	$154,277
Credit loss reserves	76,937	78,016
Lease liability	53,274	58,399
Compensation and employee benefits	56,512	51,545
Loan origination fees, net	3,954	4,442
Other	20,799	25,918
Total deferred tax assets	262,495	372,597

Deferred tax liabilities:
Right-of-use asset	44,323	49,249
Mortgage servicing rights	35,971	35,464
Goodwill and intangibles	19,734	20,619
Depreciation	23,038	5,878
Lease financing	4,684	9,342
Other	11,359	20,176
Total deferred tax liabilities	139,109	140,728
Net deferred tax assets	$123,386	$231,869

No valuation allowance was necessary on deferred tax assets as of December 31, 2025 and 2024.

The significant components of the provision for income taxes attributable to continuing operations for BOK Financial, all of which are in the United States, are shown below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current income tax expense:
Federal	$137,146	$116,663	$152,600
State	20,269	18,148	19,298
Total current income tax expense	157,415	134,811	171,898

Deferred income tax expense (benefit):
Federal	4,179	7,632	(17,973)
State	1,046	648	(1,810)
Total deferred income tax expense (benefit)	5,225	8,280	(19,783)
Total income tax expense	$162,640	$143,091	$152,115

The reconciliations of income attributable to continuing operations, at the U.S. federal statutory tax rate, to income tax expense are as follows (dollars in thousands):

	Year Ended December 31,
	2025		2024		2023
Federal statutory tax	$155,530	21.0%	$139,996	21.0%	$143,482	21.0%
State income taxes, net of federal benefit[1]	16,742	2.3%	15,055	2.3%	13,330	2.0%
Tax credits, net of proportional amortization:
Low-income housing tax credits, net	(6,772)	(0.9)%	(7,371)	(1.1)%	(1,805)	(0.3)%
Other tax credits, net	(2,523)	(0.3)%	(1,486)	(0.2)%	(868)	(0.1)%
Nontaxable or nondeductible items:
Tax exempt revenue	(7,073)	(1.0)%	(6,341)	(1.0)%	(5,786)	(0.8)%
Other adjustments	6,773	0.9%	3,857	0.6%	4,444	0.7%
Changes in unrecognized tax benefit	(917)	(0.1)%	(1,433)	(0.2)%	(905)	(0.1)%
Other, net	880	0.1%	814	0.1%	223	(0.1)%
Total income tax expense and effective tax rate	$162,640	22.0%	$143,091	21.5%	$152,115	22.3%
1    State taxes in OK, CO, and AZ, and OK, CO, and NYC, and OK and CO make up more than 50 percent of the tax effect in this category for tax years 2025, 2024, and 2023, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2025	2024	2023
Balance as of January 1	$16,499	$17,957	$19,583
Additions for tax for current year positions	3,548	3,397	3,239
Lapses of applicable statute of limitations	(4,311)	(4,855)	(4,865)
Balance as of December 31	$15,736	$16,499	$17,957

Of the above unrecognized tax benefits, $12.4 million, if recognized, would have affected the effective tax rate.

BOK Financial recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company recognized $1.6 million for 2025, $1.6 million for 2024, and $1.6 million for 2023 in interest and penalties. The Company had approximately $4.7 million and $5.0 million accrued for the payment of interest and penalties at December 31, 2025 and 2024, respectively. Federal statutes remain open for federal tax returns filed in the previous three reporting periods. Various state income tax statutes remain open for the previous three to six reporting periods.
(11) Employee Benefits

Employee contributions to the Thrift Plan are eligible for Company matching equal to 6% of base compensation, as defined in the Plan. The Company-provided matching contribution rates range from 50% for employees with less than 4 years of service to 200% for employees with 15 or more years of service. Additionally, a maximum Company-provided, non-elective annual contribution of up to $600 per participant is provided for employees whose annual base compensation is less than $60,000. Participants may direct the investments in their accounts to a variety of options, including but not limited to a BOK Financial common stock fund, BOKF stock, and Cavanal Hill funds. Employer contributions, which are invested in accordance with the participant’s investment options, vest over five years. Thrift Plan expenses were $38.1 million for 2025, $35.5 million for 2024, and $32.9 million for 2023.

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

The Company awards restricted stock to certain officers and employees and RSUs to certain executives, (collectively "non-vested shares"). Vesting of all non-vested shares is subject to service requirements. Additionally, vesting of certain non-vested shares is subject to performance criteria based on changes in the Company's earnings per share relative to defined peers. The following represents a summary of the non-vested shares for the three years ended December 31, 2025:

	Restricted Stock		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	492,884		51,010
Granted	180,178	$97.56	7,275	$102.35
Vested	(103,515)	82.85	(6,894)	77.36
Forfeited	(30,557)	95.17	—	—
Non-vested at December 31, 2023	538,990		51,391
Granted	236,834	$83.44	1,833	$81.79
Vested	(116,962)	73.12	(5,271)	88.25
Forfeited	(34,399)	92.34	—	—
Non-vested at December 31, 2024	624,463		47,953
Granted	241,245	$109.80	2,037	$111.49
Vested	(171,125)	106.47	(8,372)	103.79
Forfeited	(38,302)	95.32	—	—
Non-vested at December 31, 2025	656,281		41,618

Compensation expense recognized on non-vested restricted stock totaled $23.0 million for 2025, $22.5 million for 2024, and $14.8 million for 2023. Unrecognized compensation cost of non-vested restricted stock totaled $27.8 million at December 31, 2025. We expect to recognize compensation expense of $17.3 million in 2026, $9.5 million in 2027, and $942 thousand in 2028 on the non-vested shares of restricted stock. Vesting of 286,848 shares of non-vested restricted stock may be increased or decreased based on performance criteria defined in the BOK Financial Corporation Omnibus Incentive Plan documents. The fair value of restricted shares vested totaled $18.4 million, $10.0 million, and $10.3 million during the years ended December 31, 2025, 2024, and 2023, respectively.

Compensation expense recognized on non-vested RSUs totaled $2.2 million for 2025, $148 thousand for 2024, and $572 thousand for 2023. Compensation cost for RSUs is variable based on the current fair value of BOK Financial common shares. Unrecognized compensation cost of non-vested RSUs totaled $1.1 million at December 31, 2025. We expect to recognize compensation expense of $842 thousand in 2026, $279 thousand in 2027, and $12 thousand in 2028 on the non-vested RSUs. Vesting of 38,620 non-vested RSUs may be increased or decreased based on performance criteria defined in the BOK Financial Corporation Omnibus Incentive Plan documents. The intrinsic value of share-based liabilities paid in 2025, 2024, and 2023 were $923 thousand, $449 thousand, and $709 thousand, respectively.

(13) Related Parties

In compliance with applicable banking regulations, the Company may extend credit to certain executive officers, directors, principal shareholders, and their affiliates (collectively referred to as "related parties") in the ordinary course of business. The Company’s loans to related parties do not involve more than the normal credit risk.

Activity in loans to related parties is summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$181,648	$204,409
Advances	1,147,686	1,110,043
Payments	(1,041,582)	(1,131,474)
Adjustments[1]	(1,142)	(1,330)
Ending balance	$286,610	$181,648
1 Adjustments generally consist of changes in status as a related party.
As defined by banking regulations, loan commitments and equity investments from the subsidiary banks to a single affiliate may not exceed 10% of unimpaired capital and surplus while loan commitments and equity investments to all affiliates may not exceed 20% of unimpaired capital and surplus. Loans to affiliates must be fully secured by eligible collateral. At December 31, 2025, loan commitments and equity investments were limited to $542 million to a single affiliate and $1.1 billion to all affiliates. The largest loan commitment and equity investment to a single affiliate was $155 million, and the aggregate loan commitments and equity investments to all affiliates were $215 million. The largest outstanding amount to a single affiliate at December 31, 2025 was $126 thousand, and the total outstanding amounts to all affiliates were $126 thousand. At December 31, 2024, total loan commitments and equity investments to all affiliates were $215 million, and the total outstanding amounts to all affiliates were $408 thousand.

Certain related parties are customers of the Company for services other than loans, including consumer banking, corporate banking, risk management, wealth management, brokerage and trading, or fiduciary/trust services. The Company engages in transactions with related parties in the ordinary course of business in compliance with applicable regulations.

QuikTrip Corporation has entered into a fee sharing agreement with TransFund with respect to transactions completed at TransFund automated teller machines placed in QuikTrip locations. Pursuant to this agreement, BOKF paid QuikTrip approximately $13.3 million in 2025, $11.5 million in 2024, and $11.4 million in 2023. A BOK Financial director is Chief Executive Officer, Chairman, and a significant shareholder of QuikTrip Corporation.

Cavanal Hill Investment Management, Inc., a wholly-owned subsidiary of BOKF, NA, is the administrator to and investment advisor for the Cavanal Hill Funds, a diversified, open-ended investment company established as a business trust under the Investment Company Act of 1940. BOKF, NA is custodian and Cavanal Hill Distributors, Inc. is distributor for the Cavanal Hill Funds. The Cavanal Hill Funds' products are offered to customers, employee benefit plans, trusts, and the general public in the ordinary course of business. Approximately 81% of the Cavanal Hill Funds’ assets of $5.9 billion are held for the Company's clients. A Company executive officer serves on the Cavanal Hill Funds' board of trustees, and officers of BOKF, NA serve as president and secretary of the funds. A majority of the members of the Cavanal Hill Funds’ board of trustees are, however, independent of the Company and the Cavanal Hill Funds are managed by its board of trustees.
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

BOK Financial currently owns 126,116 Visa Class B-2 shares (formerly Class B-1) which are convertible into 190,536 shares of Visa Class A shares after the final settlement of all covered litigation. Class B-2 shares may be diluted in the future if the escrow fund is not adequate to cover future covered litigation costs. No value has been currently assigned to the Class B-2 shares.

On January 23, 2024, Visa, Inc. stockholders approved an exchange offer which provided holders of Class B-1 shares an option to convert up to 50% of its Class B-1 shares to Visa C shares and subsequently to freely transferable Visa A common shares subject to certain restrictions and holding period requirements (the "Exchange Offer").

As a condition of participating in the Exchange Offer, the Company entered into a Makewhole Agreement with Visa that provides for cash payments to Visa to the extent, if any, that future adjustments to the conversion ratio for the Visa Class B-2 common stock to Class A common stock cause such ratio to fall below zero. Currently, Visa Class B-2 common stock is convertible under certain circumstances into Visa’s publicly traded Class A common stock at a rate of 1.5108 shares of Class A common stock for each Visa B-2 share, subject to adjustment. Changes to the conversion ratio occur when Visa deposits funds to a litigation escrow fund established by Visa to pay settlements for certain covered litigation that pre-dated Visa’s initial public offering, for which Visa has been effectively indemnified by Visa USA members through reductions to the conversion ratio for its Class B-1 common stock. The purpose of the Makewhole Agreement is to preserve the economic benefit of these adjustments to the Class B-1 conversion ratio for the benefit of Visa’s Class A and Class C common stockholders following the exchange. As further described in Visa’s related Issuer Tender Offer Statement on Schedule TO and Prospectus, each dated April 8, 2024, publicly filed with the U. S. Securities and Exchange Commission, both the Makewhole Agreement and the related escrow fund and transfer restrictions on Visa’s Class B-1 common stock and the new Class B-2 common stock will terminate whenever the covered litigation is ultimately resolved, at which future date outstanding shares of Visa Class B-2 common stock will be convertible into shares of its Class A common stock at the then-applicable conversion ratio.

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

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings will not have a material effect on the Company’s financial condition, results of operations, or cash flows.

Alternative Investment Commitments

The Company invests in several tax credit entities and other funds as permitted by banking regulations. Consolidation of these investments is based on the variable interest model.

At December 31, 2025, the Company had $421 million in interests in various alternative investments generally consisting of unconsolidated limited partnership interests in entities for which investment return is in the form of low income housing tax credits or other investments in merchant banking activities included in Other assets on the Consolidated Balance Sheets. The investment balance also includes $110 million in unfunded commitments included in Other liabilities on the Consolidated Balance Sheets. At December 31, 2024, the Company had $412 million in interests in various alternative investments and included $100 million in unfunded commitments in Other liabilities.

Other Commitments and Contingencies

Cavanal Hill Funds’ assets include U.S. Treasury and government securities money market funds. Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury and government agencies. The net asset value of units in these funds was $1.00 at December 31, 2025. An investment in these funds is not insured by the FDIC or guaranteed by BOK Financial or any of its subsidiaries. BOK Financial may, but is not obligated to, purchase assets from these funds to maintain the net asset value at $1.00. No assets were purchased from the Cavanal Hill Funds in 2025 or 2024 in order to maintain the net asset value at $1.00.

The Federal Reserve Bank requires member banks to maintain certain minimum average cash balances. Member banks may satisfy reserve balance requirements through holdings of vault cash and balances maintained directly with a Federal Reserve Bank. The combined average balance of vault cash and balances held at the Federal Reserve Bank was $641 million for the year ended December 31, 2025, and $631 million for the year ended December 31, 2024.
(15) Shareholders' Equity

Preferred Stock

One billion shares of preferred stock with a par value of $0.00005 per share are authorized. The Series A Preferred Stock has no voting rights except as otherwise provided by Oklahoma corporate law and may be converted into one share of Common Stock for each 36 shares of Series A Preferred Stock at the option of the holder. Dividends are cumulative at an annual rate of ten percent of the $0.06 per share liquidation preference value when declared and are payable in cash. Aggregate liquidation preference is $15 million. No Series A Preferred Stock was outstanding in 2025, 2024, or 2023.

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

Accelerated Share Repurchase Program

In the fourth quarter of 2025, the Company entered an ASR agreement to repurchase $250 million of its common stock. Upon execution, the Company received an initial delivery of 2,100,840 shares, which were recorded as treasury stock. The remaining portion of the ASR was accounted for as a forward contract classified in equity. The forward contract will be settled in accordance with the agreement and any additional shares or cash received or delivered at final settlement will be recorded as an adjustment to treasury stock or capital surplus. The reduction in outstanding shares was reflected in weighted‑average shares outstanding for basic and diluted EPS at the time of initial delivery.

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

Regulatory Capital

BOK Financial and the subsidiary bank are subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and additional discretionary actions by regulators that could have a material effect on BOK Financial's operations. These capital requirements include quantitative measures of assets, liabilities, and certain off-balance sheet items. The capital standards are also subject to qualitative judgments by the regulators.

A bank falling below the minimum capital requirements, including the capital conservation buffer, would be subject to regulatory restrictions on capital distributions (including but not limited to dividends and share repurchases) and executive bonus payments. For a banking institution to qualify as well capitalized, Common Equity Tier 1, Tier 1, Total, and Leverage capital ratios must be at least 6.5%, 8%, 10%, and 5%, respectively. Tier 1 capital consists primarily of common stockholders' equity, excluding unrealized gains or losses on AFS securities, less goodwill, core deposit premiums, and certain other intangible assets. Total capital consists primarily of Tier 1 capital plus preferred stock, subordinated debt, and allowances for credit losses, subject to certain limitations. The subsidiary bank exceeded the regulatory definition of well capitalized as of December 31, 2025 and December 31, 2024.

A summary of regulatory capital minimum requirements and levels follows (dollars in thousands):

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer	Well Capitalized Bank Requirement	December 31, 2025		December 31, 2024
	Ratio	Ratio	Ratio	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	4.50%	2.50%	7.00%	N/A	$5,024,754	12.90%	$4,992,810	13.03%
BOKF, NA	4.50%	N/A	4.50%	6.50%	4,640,108	12.02%	4,615,811	12.23%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	6.00%	2.50%	8.50%	N/A	$5,026,789	12.90%	$4,995,414	13.04%
BOKF, NA	6.00%	N/A	6.00%	8.00%	4,640,108	12.02%	4,615,811	12.23%
Total Capital (to Risk Weighted Assets):
Consolidated	8.00%	2.50%	10.50%	N/A	$5,753,645	14.77%	$5,445,399	14.21%
BOKF, NA	8.00%	N/A	8.00%	10.00%	5,419,056	14.04%	4,999,728	13.25%
Leverage (Tier 1 Capital to Average Assets):
Consolidated	4.00%	N/A	4.00%	N/A	$5,026,789	9.86%	$4,995,414	9.97%
BOKF, NA	4.00%	N/A	4.00%	5.00%	4,640,108	9.14%	4,615,811	9.26%

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available-for-Sale Securities	Investment Securities Transferred from AFS	Total
Balance, December 31, 2022	$(664,618)	$(172,337)	$(836,955)
Net change in unrealized gain (loss)	218,293	—	218,293
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	—	60,394	60,394
Loss on available-for-sale securities, net	30,636	—	30,636
Other comprehensive income (loss), before income taxes	248,929	60,394	309,323
Federal and state income tax	57,523	13,945	71,468
Other comprehensive income (loss), net of income taxes	191,406	46,449	237,855
Balance, December 31, 2023	(473,212)	(125,888)	(599,100)
Net change in unrealized gain (loss)	33,461	—	33,461
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	—	46,020	46,020
Loss on available-for-sale securities, net	45,828	—	45,828
Other comprehensive income (loss), before income taxes	79,289	46,020	125,309
Federal and state income tax	18,425	10,824	29,249
Other comprehensive income (loss), net of income taxes	60,864	35,196	96,060
Balance, December 31, 2024	(412,348)	(90,692)	(503,040)
Net change in unrealized gain (loss)	406,730	—	406,730
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	—	35,300	35,300
Gain on available-for-sale securities, net	(1,961)	—	(1,961)
Other comprehensive income (loss), before income taxes	404,769	35,300	440,069
Federal and state income tax	94,990	8,209	103,199
Other comprehensive income (loss), net of income taxes	309,779	27,091	336,870
Balance, December 31, 2025	$(102,569)	$(63,601)	$(166,170)

(16) Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Year Ended
	2025	2024	2023
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$577,990	$523,569	$530,746
Less: Earnings allocated to participating securities	4,009	4,991	4,253
Income available to common shareholders - basic and diluted	$573,981	$518,578	$526,493

Denominator:
Weighted average shares outstanding - basic and diluted	62,622,386	63,745,088	65,651,569

Basic and diluted earnings per share	$9.17	$8.14	$8.02
(17) Reportable Segments

BOK Financial operates three principal segments: Commercial Banking, Consumer Banking, and Wealth Management, with the remaining operations recorded in Funds Management and Other. Segments are determined based on BOK Financial's organizational structure and services provided. Commercial Banking includes lending, treasury and cash management services, and customer risk management products for small businesses, middle market, and larger commercial customers. Commercial Banking also includes the TransFund EFT network. Consumer Banking includes retail lending and deposit services, lending and deposit services to small business customers served through the consumer branch network, and all mortgage loan origination and servicing activities. Wealth Management engages in brokerage and trading activities mainly related to providing liquidity to the mortgage markets through trading of U.S. government agency mortgage-backed securities and related derivative contracts. Wealth Management also provides fiduciary services, private bank services, and investment advisory services in all markets. Insurance services were provided through November 30, 2023 when BOKF Insurance was sold. Additionally, Wealth Management underwrites state and municipal securities.

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

Substantially all revenue is from domestic customers. No single external customer accounts for more than 10% of total revenue for the years ended December 31, 2025, 2024, and 2023.

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

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2025 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Segment Total	Funds Management and Other	BOK Financial Corporation
Net interest income from external sources	$948,465	$55,150	$69,781	$1,073,396	$253,948	$1,327,344
Net interest income (expense) from internal sources	(234,944)	175,830	107,252	48,138	(48,138)	—
Net interest income	713,521	230,980	177,033	1,121,534	205,810	1,327,344
Net loans charged off and provision for credit losses	3,715	4,892	(25)	8,582	(6,582)	2,000
Net interest income after provision for credit losses	709,806	226,088	177,058	1,112,952	212,392	1,325,344
Other operating revenue	269,195	149,938	427,612	846,745	1,385	848,130
Personnel expense	204,213	102,226	280,614	587,053	290,916	877,969
Non-personnel expense	120,476	139,296	112,629	372,401	182,486	554,887
Total other operating expense	324,689	241,522	393,243	959,454	473,402	1,432,856
Corporate allocations	70,106	58,092	58,657	186,855	(186,855)	—
Net income before taxes	$584,206	$76,412	$152,770	$813,388	$(72,770)	$740,618

Average assets	$21,616,765	$8,321,005	$11,369,530	41,307,300	$10,399,606	$51,706,906

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2024 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Segment Total	Funds Management and Other	BOK Financial Corporation
Net interest income from external sources	$1,078,190	$25,946	$11,266	$1,115,402	$95,356	$1,210,758
Net interest income (expense) from internal sources	(263,094)	234,101	117,962	88,969	(88,969)	—
Net interest income	815,096	260,047	129,228	1,204,371	6,387	1,210,758
Net loans charged off and provision for credit losses	8,850	5,827	(184)	14,493	3,507	18,000
Net interest income after provision for credit losses	806,246	254,220	129,412	1,189,878	2,880	1,192,758
Other operating revenue	222,584	140,005	462,679	825,268	14,373	839,641
Personnel expense	191,398	98,667	263,686	553,751	257,488	811,239
Non-personnel expense	117,216	127,597	114,551	359,364	195,152	554,516
Total other operating expense	308,614	226,264	378,237	913,115	452,640	1,365,755
Corporate allocations	68,970	55,737	57,073	181,780	(181,780)	—
Net income before taxes	$651,246	$112,224	$156,781	$920,251	$(253,607)	$666,644

Average assets	$21,751,103	$8,112,293	$10,772,189	40,635,585	$10,113,913	$50,749,498

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2023 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Segment Total	Funds Management and Other	BOK Financial Corporation
Net interest income from external sources	$1,178,506	$59,962	$30,020	$1,268,488	$3,692	$1,272,180
Net interest income (expense) from internal sources	(305,107)	207,058	88,998	(9,051)	9,051	—
Net interest income	873,399	267,020	119,018	1,259,437	12,743	1,272,180
Net loans charged off and provision for credit losses	13,967	5,157	(50)	19,074	26,926	46,000
Net interest income after provision for credit losses	859,432	261,863	119,068	1,240,363	(14,183)	1,226,180
Other operating revenue	247,001	105,793	506,447	859,241	(69,292)	789,949
Personnel expense	193,455	89,472	250,671	533,598	233,012	766,610
Non-personnel expense	124,926	122,642	100,796	348,364	217,907	566,271
Total other operating expense	318,381	212,114	351,467	881,962	450,919	1,332,881
Corporate allocations	75,037	48,565	54,401	178,003	(178,003)	—
Net income before taxes	$713,015	$106,977	$219,647	$1,039,639	$(356,391)	$683,248

Average assets	$21,003,551	$8,040,602	$9,883,180	$38,927,333	$9,316,821	$48,244,154

(18) Fees and Commissions Revenue

Fees and commissions revenue by reportable segment and primary service line is as follows for the year ended December 31, 2025 (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Corporation	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$58,966	$—	$58,966	$58,966	$—
Customer hedging revenue	14,519	—	12,335	1,432	28,286	28,286	—
Retail brokerage revenue	—	—	21,434	—	21,434	—	21,434
Investment banking revenue	19,496	—	31,560	—	51,056	18,947	32,109
Brokerage and trading revenue	34,015	—	124,295	1,432	159,742	106,199	53,543
TransFund EFT network revenue	94,703	3,082	(69)	6	97,722	—	97,722
Merchant services revenue	9,775	31	—	—	9,806	—	9,806
Corporate card revenue	8,417	—	1,355	380	10,152	—	10,152
Transaction card revenue	112,895	3,113	1,286	386	117,680	—	117,680
Personal trust revenue	—	—	111,364	—	111,364	—	111,364
Corporate trust revenue	—	—	45,518	—	45,518	—	45,518
Institutional trust & retirement plan services revenue	—	—	75,309	—	75,309	—	75,309
Investment management services and other	—	—	24,970	—	24,970	—	24,970
Fiduciary and asset management revenue	—	—	257,161	—	257,161	—	257,161
Commercial account service charge revenue	68,210	2,298	2,533	4	73,045	—	73,045
Overdraft fee revenue	121	22,574	189	(9)	22,875	—	22,875
Check card revenue	—	23,764	—	—	23,764	—	23,764
Automated service charge and other deposit fee revenue	1,007	4,562	278	(2)	5,845	—	5,845
Deposit service charges and fees	69,338	53,198	3,000	(7)	125,529	—	125,529
Mortgage production revenue	—	8,669	—	—	8,669	8,669	—
Mortgage servicing revenue	—	72,529	—	(3,613)	68,916	68,916	—
Mortgage banking revenue	—	81,198	—	(3,613)	77,585	77,585	—
Other revenue	16,724	11,744	41,870	(7,295)	63,043	35,256	27,787
Total fees and commissions revenue	$232,972	$149,253	$427,612	$(9,097)	$800,740	$219,040	$581,700
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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the years ended December 31, 2025 and 2024, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the years ended December 31, 2025 and 2024 were immaterial.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments, and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at December 31, 2025 and 2024.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities that are measured on a recurring basis is as follows as of December 31, 2025 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. government securities	$9,237	$—	$9,237	$—
Residential agency mortgage-backed securities	5,307,849	—	5,307,849	—
Municipal securities	39,233	—	39,233	—
Other trading securities	36,426	—	36,426	—
Total trading securities	5,392,745	—	5,392,745	—
Available-for-sale securities:
U.S. Treasury securities	980	980	—	—
Municipal securities	184,273	—	184,273	—
Residential agency mortgage-backed securities	9,598,627	—	9,598,627	—
Residential non-agency mortgage-backed securities	696,028	—	696,028	—
Commercial agency mortgage-backed securities	3,126,244	—	3,126,244	—
Other debt securities	473	—	—	473
Total available-for-sale securities	13,606,625	980	13,605,172	473
Fair value option securities — Residential agency mortgage-backed securities	102,096	—	102,096	—
Residential mortgage loans held for sale[1]	94,630	—	88,335	6,295
Mortgage servicing rights, net[2]	322,724	—	—	322,724
Derivative contracts, net of cash margin[3]	300,775	1,022	299,753	—
Liabilities:
Derivative contracts, net of cash margin[3]	397,573	12	397,561	—
1Residential mortgage loans held for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards and are valued at 82.84% of the unpaid principal balance.
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

The fair value of financial assets and liabilities that are measured on a recurring basis is as follows as of December 31, 2024 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. government securities	$21,275	$1,494	$19,781	$—
Residential agency mortgage-backed securities	4,792,695	—	4,792,695	—
Municipal securities	62,230	—	62,230	—
Other trading securities	22,890	—	22,890	—
Total trading securities	4,899,090	1,494	4,897,596	—
Available-for-sale securities:
U.S. Treasury securities	945	945	—	—
Municipal securities	225,568	—	225,568	—
Residential agency mortgage-backed securities	8,639,389	—	8,639,389	—
Residential non-agency mortgage-backed securities	781,209	—	781,209	—
Commercial agency mortgage-backed securities	3,204,016	—	3,204,016	—
Other debt securities	473	—	—	473
Total available-for-sale securities	12,851,600	945	12,850,182	473
Fair value option securities — Residential agency mortgage-backed securities	17,876	—	17,876	—
Residential mortgage loans held for sale[1]	77,561	—	70,564	6,997
Mortgage servicing rights, net[2]	338,145	—	—	338,145
Derivative contracts, net of cash margin[3]	242,809	656	242,153	—
Liabilities:
Derivative contracts, net of cash margin[3]	237,582	3,391	234,191	—
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

The fair value of certain AFS and held-to-maturity municipal and other debt securities may be based on significant unobservable inputs. These significant unobservable inputs include limited observed trades, projected cash flows, current credit rating of the issuers and, when applicable, the insurers of the debt and observed trades of similar debt. Discount rates are primarily based on reference to interest rate spreads on comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies adjusted for a lack of trading volume. Significant unobservable inputs are developed by investment securities professionals involved in the active trading of similar securities. A summary of significant inputs used to value these securities follows. A management committee composed of senior members from the Company's Corporate Treasury, Risk Management, and Finance departments assess the appropriateness of these inputs quarterly.

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis and related losses recorded during the year. The carrying value represents only those assets at the balance sheet date for which the fair value was adjusted during the year:

	Carrying Value at December 31, 2025			Fair Value Adjustments for the Year Ended December 31, 2025 Recognized In:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Nonaccruing loans	$—	$381	$4,802	$3,702	$—

	Carrying Value at December 31, 2024			Fair Value Adjustments for the Year Ended December 31, 2024 Recognized In:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Nonaccruing loans	$—	$683	$5,100	$6,788	$—
Real estate and other repossessed assets	—	1,961	—	—	(183)

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of December 31, 2025 follows (dollars in thousands):

Quantitative Information about Level 3 Non-recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)	Significant Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$4,802	Discounted cash flows	Management knowledge of industry and non-real estate collateral	21% - 61% (57%)[1]
1    Represents fair value as a percentage of the unpaid principal balance.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of December 31, 2024 follows (dollars in thousands):

Quantitative Information about Level 3 Non-recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)	Significant Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$5,100	Appraised value, as adjusted	Broker quotes and management's knowledge of industry and collateral	36% - 36% (36%)[1]
1    Represents fair value as a percentage of the unpaid principal balance.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or are measured at fair value on a non-recurring basis (dollars in thousands):

	December 31, 2025
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$1,001,107	$1,001,107	$1,001,107	$—	$—
Interest-bearing cash and cash equivalents	656,995	656,995	656,995	—	—
Trading securities:
U.S. government securities	9,237	9,237	—	9,237	—
Residential agency mortgage-backed securities	5,307,849	5,307,849	—	5,307,849	—
Municipal securities	39,233	39,233	—	39,233	—
Other trading securities	36,426	36,426	—	36,426	—
Total trading securities	5,392,745	5,392,745	—	5,392,745	—
Investment securities:
Municipal securities	88,215	89,343	—	11,204	78,139
Residential agency mortgage-backed securities	1,664,175	1,541,608	—	1,541,608	—
Commercial agency mortgage-backed securities	16,516	16,186	—	16,186	—
Other debt securities	15,538	14,868	—	14,868	—
Total investment securities	1,784,444	1,662,005	—	1,583,866	78,139
Allowance for credit losses	(202)	—	—	—	—
Investment securities, net of allowance	1,784,242	1,662,005	—	1,583,866	78,139
Available-for-sale securities:
U.S. Treasury securities	980	980	980	—	—
Municipal securities	184,273	184,273	—	184,273	—
Residential agency mortgage-backed securities	9,598,627	9,598,627	—	9,598,627	—
Residential non-agency mortgage-backed securities	696,028	696,028	—	696,028	—
Commercial agency mortgage-backed securities	3,126,244	3,126,244	—	3,126,244	—
Other debt securities	473	473	—	—	473
Total available-for-sale securities	13,606,625	13,606,625	980	13,605,172	473
Fair value option securities - Residential agency mortgage-backed securities	102,096	102,096	—	102,096	—
Residential mortgage loans held for sale	94,630	94,630	—	88,335	6,295
Loans:
Commercial	15,281,067	15,223,531	—	—	15,223,531
Commercial real estate	5,672,006	5,597,767	—	—	5,597,767
Loans to individuals	4,698,389	4,565,165	—	—	4,565,165
Total loans	25,651,462	25,386,463	—	—	25,386,463
Allowance for loan losses	(275,860)	—	—	—	—
Loans, net of allowance	25,375,602	25,386,463	—	—	25,386,463
Mortgage servicing rights	322,724	322,724	—	—	322,724
Derivative instruments with positive fair value, net of cash margin	300,775	300,775	1,022	299,753	—
Deposits with no stated maturity	35,795,923	35,795,923	—	—	35,795,923
Time deposits	3,639,083	3,629,060	—	—	3,629,060
Other borrowed funds	4,237,655	4,237,752	—	—	4,237,752
Subordinated debentures	396,589	395,323	—	395,323	—
Derivative instruments with negative fair value, net of cash margin	397,573	397,573	12	397,561	—

	December 31, 2024
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$1,043,969	$1,043,969	$1,043,969	$—	$—
Interest-bearing cash and cash equivalents	390,732	390,732	390,732	—	—
Trading securities:
U.S. government securities	21,275	21,275	1,494	19,781	—
Residential agency mortgage-backed securities	4,792,695	4,792,695	—	4,792,695	—
Municipal securities	62,230	62,230	—	62,230	—
Other trading securities	22,890	22,890	—	22,890	—
Total trading securities	4,899,090	4,899,090	1,494	4,897,596	—
Investment securities:
Municipal securities	104,467	106,489	—	11,674	94,815
Residential agency mortgage-backed securities	1,880,473	1,680,800	—	1,680,800	—
Commercial agency mortgage-backed securities	16,220	15,357	—	15,357	—
Other debt securities	16,288	15,283	—	15,283	—
Total investment securities	2,017,448	1,817,929	—	1,723,114	94,815
Allowance for credit losses	(223)	—	—	—	—
Investment securities, net of allowance	2,017,225	1,817,929	—	1,723,114	94,815
Available-for-sale securities:
U.S. Treasury securities	945	945	945	—	—
Municipal securities	225,568	225,568	—	225,568	—
Residential agency mortgage-backed securities	8,639,389	8,639,389	—	8,639,389	—
Residential non-agency mortgage-backed securities	781,209	781,209	—	781,209	—
Commercial agency mortgage-backed securities	3,204,016	3,204,016	—	3,204,016	—
Other debt securities	473	473	—	—	473
Total available-for-sale securities	12,851,600	12,851,600	945	12,850,182	473
Fair value option securities - Residential agency mortgage-backed securities	17,876	17,876	—	17,876	—
Residential mortgage loans held for sale	77,561	77,561	—	70,564	6,997
Loans:
Commercial	15,030,136	14,903,851	—	—	14,903,851
Commercial real estate	5,058,452	4,933,396	—	—	4,933,396
Loans to individuals	4,026,136	3,872,299	—	—	3,872,299
Total loans	24,114,724	23,709,546	—	—	23,709,546
Allowance for loan losses	(280,035)	—	—	—	—
Loans, net of allowance	23,834,689	23,709,546	—	—	23,709,546
Mortgage servicing rights	338,145	338,145	—	—	338,145
Derivative instruments with positive fair value, net of cash margin	242,809	242,809	656	242,153	—
Deposits with no stated maturity	34,655,820	34,655,820	—	—	34,655,820
Time deposits	3,535,410	3,522,242	—	—	3,522,242
Other borrowed funds	4,322,979	4,323,174	—	—	4,323,174
Subordinated debentures	131,200	121,057	—	121,057	—
Derivative instruments with negative fair value, net of cash margin	237,582	237,582	3,391	234,191	—

Because no market exists for certain of these financial instruments and management does not intend to sell these financial instruments, the fair values shown in the tables above may not represent values at which the respective financial instruments could be sold individually or in the aggregate at the given reporting date.

Fair Value Election

As more fully disclosed in Note 2 and Note 7 to the Consolidated Financial Statements, the Company has elected to carry all securities held as economic hedges against changes in the fair value of MSR and all residential mortgage loans originated for sale at fair value. Changes in the fair value of these financial instruments are recognized in earnings.
(20) Parent Company Only Financial Statements

Summarized financial information for BOK Financial – Parent Company Only follows:

Balance Sheets
(In thousands)

	December 31,
	2025	2024
Assets
Cash and cash equivalents	$149,651	$276,046
Loan to bank subsidiary	65,115	65,131
Investment in bank subsidiary	5,495,781	5,130,141
Investment in non-bank subsidiaries	203,796	196,199
Other assets	17,005	19,486
Total assets	$5,931,348	$5,687,003

Liabilities and Shareholders’ Equity
Liabilities:
Other liabilities	$12,702	$7,450
Subordinated debentures	—	131,200
Total liabilities	12,702	138,650
Shareholders’ equity:
Common stock	5	5
Capital surplus	1,429,369	1,429,628
Retained earnings	6,022,586	5,592,100
Treasury stock	(1,367,144)	(970,340)
Accumulated other comprehensive loss	(166,170)	(503,040)
Total shareholders’ equity	5,918,646	5,548,353
Total liabilities and shareholders’ equity	$5,931,348	$5,687,003

Statements of Earnings
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Dividends, interest and fees received from bank subsidiary	$555,343	$304,515	$329,429
Dividends, interest and fees received from non-bank subsidiaries	18,666	22,151	8,000
Other revenue	3,153	1,286	1,162
Total revenue	577,162	327,952	338,591
Interest expense	3,672	9,216	8,952
Other operating expense	2,701	3,196	5,674
Total expense	6,373	12,412	14,626
Net income before taxes, other losses, net, and equity in undistributed income of subsidiaries	570,789	315,540	323,965
Other gains (losses), net	(4,221)	2,112	32,656
Net income before taxes and equity in undistributed income of subsidiaries	566,568	317,652	356,621
Federal and state income taxes	(1,361)	(2,390)	5,410
Net income before equity in undistributed income of subsidiaries	567,929	320,042	351,211
Equity in undistributed income of bank subsidiaries	4,417	226,271	181,487
Equity in undistributed income of non-bank subsidiaries	5,644	(22,744)	(1,952)
Net income attributable to BOK Financial shareholders	$577,990	$523,569	$530,746

Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities:
Net income	$577,990	$523,569	$530,746
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of bank subsidiaries	(4,417)	(226,271)	(181,487)
Equity in undistributed income of non-bank subsidiaries	(5,644)	22,744	1,952
Other losses (gains), net	4,221	(2,112)	(32,656)
Change in other assets	(768)	963	1,986
Change in other liabilities	4,259	(7,504)	13,404
Net cash provided by operating activities	575,641	311,389	333,945
Cash Flows From Investing Activities:
Investment in subsidiaries	(2,600)	(2,550)	(2,975)
Sale of subsidiary	—	—	32,601
Net cash provided by (used in) investing activities	(2,600)	(2,550)	29,626
Cash Flows From Financing Activities:
Repayment of subordinated debentures	(132,166)	—	—
Issuance of common and treasury stock, net	(6,558)	(3,764)	(4,941)
Dividends paid	(147,504)	(142,981)	(143,398)
Repurchase of common stock	(413,208)	(89,856)	(176,819)
Net cash used in financing activities	(699,436)	(236,601)	(325,158)
Net increase (decrease) in cash and cash equivalents	(126,395)	72,238	38,413
Cash and cash equivalents at beginning of period	276,046	203,808	165,395
Cash and cash equivalents at end of period	$149,651	$276,046	$203,808
Cash paid for interest	$4,255	$9,626	$8,479
(21) Subsequent Events

The Company evaluated events from the date of the Consolidated Financial Statements on December 31, 2025 through the issuance of those consolidated financial statements included in this Annual Report on Form 10-K. No events were identified requiring recognition in and/or disclosure in the Consolidated Financial Statements.

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
ITEM 9B.  OTHER INFORMATION

Trading Plans

No Company director or officer (as defined in Exchange Act Rule 16a-1(f)) has adopted, modified, or terminated any trading arrangements during the fourth quarter of 2025.

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
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the headings "Election of Directors," "Executive Officers," "Insider Reporting," "Director Nominations," and "Report of the Audit Committee" in BOK Financial's 2026 Annual Proxy Statement is incorporated herein by reference.

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

There are no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors since the Company's 2025 Annual Proxy Statement to Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the heading "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report," "Executive Compensation Tables," and "Director Compensation" in BOK Financial's 2026 Annual Proxy Statement is incorporated herein by reference.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in BOK Financial's 2026 Annual Proxy Statement is incorporated herein by reference.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding related parties is set forth in Note 13 to the Company's Notes to Consolidated Financial Statements which appears elsewhere herein. Additionally, the information set forth under the headings "Certain Transactions," "Director Independence," and "Related Party Transaction Review and Approval Process" in BOK Financial's 2026 Annual Proxy Statement is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the heading "Principal Accountant Fees and Services" in BOK Financial's 2026 Annual Proxy Statement is incorporated herein by reference.
PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)    Financial Statements

The following financial statements of BOK Financial Corporation are filed as part of this Form 10-K in Item 8:

Consolidated Statements of Earnings for the years ended December 31, 2025, 2024, and 2023
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024, and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm

(a) (2)    Financial Statement Schedules

The schedules to the Consolidated Financial Statements required by Regulation S-X are not required under the related instructions or are inapplicable and are therefore omitted.

(a) (3)    Exhibits

Exhibit Number	Description of Exhibit

3.0	The Articles of Incorporation of BOK Financial, incorporated by reference to (i) Amended and Restated Certificate of Incorporation of BOK Financial filed with the Oklahoma Secretary of State on May 28, 1991, filed as Exhibit 3.0 to S-1 Registration Statement No. 33-90450, and (ii) Amendment attached as Exhibit A to Information Statement and Prospectus Supplement filed November 20, 1991.

3.1	Bylaws of BOK Financial, as amended and restated as of October 30, 2007, incorporated by reference to Exhibit 3.1 of Form 8-K filed November 5, 2007.

4.0	The rights of the holders of the Common Stock of BOK Financial are set forth in its Certificate of Incorporation.

4.1	Form of Indenture dated as of November 6, 2025 between BOKF, NA and U.S. Bank Trust Company, National Association, filed herewith.

4.2	Form of 6.108% Fixed-Rate Reset Subordinated Note due 2040, filed herewith.

10.4	Employment and Compensation Agreements.

10.4.10	Amended and Restated Employment Agreement (amended as of January 1, 2022) between BOK Financial and Stacy C. Kymes, incorporated by reference to Exhibit 10.4.10 of Form 10-K filed February 23, 2022.

10.4.11	Employment Agreement between BOK Financial and Scott B. Grauer dated December 18, 2013, incorporated by reference to Exhibit 10.4.11 of Form 10-K filed March 1, 2019.

10.4.12	Employment Agreement between BOK Financial and Martin E. Grunst dated March 1, 2023, incorporated by reference to Exhibit 10.4.12 of Form 10-K filed March 1, 2023.

10.4.13	Amended and Restated Employment Agreement between BOK Financial and Marc C. Maun dated November 3, 2021, incorporated by reference to Exhibit 10.4.13 of Form 10-K filed February 21,2024.

10.4.14	Employment Agreement between BOK Financial and Brad A. Vincent dated August 23, 2021, incorporated by reference to Exhibit 10.4.14 of Form 10-K filed February 21, 2024.

10.7.7	BOK Financial Corporation 2001 Stock Option Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-62578.

10.7.8	BOK Financial Corporation Directors' Stock Compensation Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 33-79836.

10.7.9	Bank of Oklahoma Thrift Plan (Amended and Restated Effective as of January 1, 1995), incorporated by reference to Exhibit 10.7.6 of Form 10-K for the year ended December 31, 1994.

10.7.10	Trust Agreement for the Bank of Oklahoma Thrift Plan (December 30, 1994), incorporated by reference to Exhibit 10.7.7 of Form 10-K for the year ended December 31, 1994.

10.7.11	BOK Financial Corporation 2003 Stock Option Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-106531.

10.7.12	BOK Financial Corporation 2003 Executive Incentive Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-106530.

10.7.14
BOK Financial Corporation 2003 Executive Incentive Plan, as amended and restated, for the Chief Executive Officer and for Direct Reports to the Chief Executive Officer, incorporated by reference to the Schedule 14 A Definitive Proxy Statement filed March 15, 2011.

10.7.16	BOK Financial Corporation Omnibus Incentive Plan effective January 1, 2013, incorporated by reference to Exhibit 10.7.16 of Form 10-K filed February 21, 2024.

10.8	Lease Agreement between Williams Headquarters Building LLC and BOKF, NA dated July 1, 2019, incorporated by reference to Exhibit 10.8 of Form 10-K filed February 27, 2020.

10.8.1	First Amendment to Lease Agreement between Williams Headquarters Building LLC and BOKF, NA dated November 8th, 2019, incorporated by reference to Exhibit 10.8.1 of Form 10-K filed February 27, 2020.

Exhibit Number	Description of Exhibit

19	BOK Financial Stock Trading and Transactional Reporting Policy, incorporated by reference to Exhibit 19 of Form 10-K filed February 19, 2025.

21	Subsidiaries of BOK Financial, filed herewith.

23	Consent of independent registered public accounting firm - Ernst & Young LLP, filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

97	BOK Financial Clawback Policy, effective June 30, 2023, incorporated by reference to Exhibit 97 of Form 10-K filed February 21, 2024.

99	Additional Exhibits.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Cover Page, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Earnings, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to the Consolidated Financial Statements, filed herewith. The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(b)    Exhibits

    See Item 15 (a) (3) above.

(c)    Financial Statement Schedules

    See Item 15 (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOK FINANCIAL CORPORATION

DATE:	February 18, 2026	BY:	/s/ George B. Kaiser
George B. Kaiser
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 18, 2026, by the following persons on behalf of the registrant and in the capacities indicated.

OFFICERS

/s/ George B. Kaiser	/s/ Stacy C. Kymes
George B. Kaiser Chairman of the Board of Directors	Stacy C. Kymes Director, President and Chief Executive Officer
/s/ Martin E. Grunst	/s/ Michael J. Rogers
Martin E. Grunst Director, Executive Vice President and Chief Financial Officer	Michael J. Rogers Senior Vice President and Chief Accounting Officer

DIRECTORS

/s/ Alan S. Armstrong	/s/ Steven J. Malcolm
Alan S. Armstrong	Steven J. Malcolm
/s/ Steven Bangert
Steven Bangert	Emmet C. Richards
/s/ Chester E. Cadieux, III	/s/ Claudia San Pedro
Chester E. Cadieux, III	Claudia San Pedro
/s/ John W. Coffey
John W. Coffey	Kayse M. Shrum
/s/ Joseph W. Craft, III	/s/ Michael C. Turpen
Joseph W. Craft, III	Michael C. Turpen
/s/ David F. Griffin	/s/ Robert A. Waldo
David F. Griffin	Robert A. Waldo
/s/ E. Carey Joullian, IV	/s/ Rose Washington-Jones
E. Carey Joullian, IV	Rose Washington-Jones