Form 10-Q
period 2026-03-31
BOK FINANCIAL CORP
filed 2026-05-06
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
      Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,759,992 shares of common stock ($.00006 par value) as of March 31, 2026.

BOK Financial Corporation
Form 10-Q
Quarter Ended March 31, 2026

GLOSSARY OF DEFINED TERMS

The following items may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
AFS	Available-For-Sale
AI	Artificial Intelligence
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASR	Accelerated Share Repurchase
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Board	Board of Directors of BOK Financial Corporation
BOK Financial	BOK Financial Corporation
BOKF	BOK Financial Corporation
CECL	Current Expected Credit Losses
CODM	Chief Operating Decision Maker
Company	BOK Financial Corporation
EFT	Electronic Funds Transfer
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FTE	Full Time Equivalent
GAAP	Generally Accepted Accounting Principles in the United States of America
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
MMBtu	Million British Thermal Units
MPF	Mortgage Partnership Finance
MSR	Mortgage Servicing Rights
Nasdaq	National Association of Securities Dealers Automated Quotations
PPNR	Pre-Provision Net Revenue
RMHFS	Residential Mortgages Held for Sale
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SVaR	Stressed Value at Risk
VA	U.S. Department of Veterans Affairs
VaR	Value at Risk
WTI	West Texas Intermediate

Management's Discussion and Analysis of Financial Condition and Results of Operations
Performance Summary

BOK Financial reported net income of $155.8 million, or $2.58 per diluted share, for the first quarter of 2026 compared to $177.3 million, or $2.89 per diluted share, for the fourth quarter of 2025. Excluding the gain recognized on the sale of a merchant banking investment and the FDIC special assessment benefit1, net income would have been $152.1 million, or $2.48 per diluted share, in the fourth quarter of 2025. PPNR1, a non-GAAP measure, was $199.7 million for the first quarter of 2026, compared to $228.5 million in the fourth quarter of 2025.

Highlights of the first quarter of 2026 compared to the fourth quarter of 2025 included:

•Net interest income totaled $342.6 million, a decrease of $2.7 million compared to the prior quarter. Net interest margin was 2.90% for the first quarter of 2026, compared to 2.98% for the prior quarter. For the first quarter of 2026, our core net interest margin excluding trading activities1, a non-GAAP measure, was 3.15% compared to 3.22% in the prior quarter.
•Fees and commissions revenue totaled $209.8 million, a decrease of $5.1 million, primarily due to lower investment banking revenue driven by seasonality and volume of transactions.
•Other operating expense totaled $354.2 million, a decrease of $6.9 million compared to the prior quarter. Excluding the FDIC special assessment benefit from fourth quarter of 2025, operating expense decreased $16.4 million. Personnel expense decreased $11.6 million and non-personnel expense decreased $4.8 million, reflecting our continued focus on managing our core cost structure.
•Period end outstanding loan balances totaled $26.2 billion at March 31, 2026, growing by $536 million over December 31, 2025, with broad-based growth across the loan portfolio, led by general business, energy, and multifamily commercial real estate loans. Average loan balances increased $683 million to $25.9 billion.
•No provision for expected credit losses was necessary for the first quarter of 2026. The favorable impact of higher projected oil prices on our energy loan portfolio and improved credit quality was offset by loan growth and a slight downward revision to economic forecast assumptions compared to the prior quarter. Net charge-offs in the first quarter were $1.9 million, or 0.03% of average loans on an annualized basis. The resulting combined allowance for credit losses totaled $323 million, or 1.23% of outstanding loans at March 31, 2026. The combined allowance for credit losses was $327 million, or 1.28% of outstanding loans at December 31, 2025.
•Nonperforming assets not guaranteed by U.S. government agencies were $52 million, a $14 million decrease compared to December 31, 2025. Accruing substandard loans decreased by $5.5 million while other loans especially mentioned decreased by $31 million compared to December 31, 2025.
•Period end deposits decreased by $758 million to $38.7 billion at March 31, 2026. Average deposits decreased $1.0 billion, including a $692 million decrease in average interest-bearing deposits and a $315 million reduction in demand deposit balances. The loan to deposit ratio was 68% at March 31, 2026, compared to 65% at December 31, 2025.
•Assets under management or administration totaled $123.6 billion at March 31, 2026, decreasing $3.0 billion compared to December 31, 2025, primarily driven by changes in the equity markets.
•The Company's tangible common equity ratio1, a non-GAAP measure, was 9.29% at March 31, 2026, and 9.46% at December 31, 2025. The tangible common equity ratio is primarily based on total shareholders' equity, which includes unrealized gains and losses on AFS securities.
•The common equity Tier 1 capital ratio at March 31, 2026, was 12.61%. Other regulatory capital ratios include the Tier 1 capital ratio at 12.61%, total capital ratio at 14.39%, and leverage ratio at 9.85%. At December 31, 2025, the common equity Tier 1 capital ratio was 12.90%, the Tier 1 capital ratio was 12.90%, the total capital ratio was 14.77%, and the leverage ratio was 9.86%.
1    See "Explanation and Reconciliation of Non-GAAP Measures" section following.

•No shares of common stock were repurchased during the first quarter of 2026. The company repurchased 2,617,414 shares of common stock at an average price of $107.99 per share in the fourth quarter of 2025. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.
•The Company paid a regular cash dividend of $38.1 million, or $0.63 per common share, during the first quarter of 2026. On May 5, 2026, the Board approved a quarterly cash dividend of $0.63 per common share payable on or about May 27, 2026, to shareholders of record as of May 13, 2026.
Highlights of the three months ended March 31, 2026, compared to the three months ended March 31, 2025 included:
•Net income for the three months ended March 31, 2026 totaled $155.8 million, or $2.58 per diluted share, compared to $119.8 million, or $1.86 per diluted share, for the three months ended March 31, 2025.
•Net interest income totaled $342.6 million for the three months ended March 31, 2026, and $316.3 million for the three months ended March 31, 2025. Net interest income increased $16.5 million from changes in interest rates and increased $9.9 million from changes in earning assets. Net interest margin was 2.90% compared to 2.78%. The AFS securities portfolio yield increased 11 basis points, while the yield on trading securities decreased 43 basis points. Funding costs decreased 50 basis points. The cost of interest-bearing deposits was down 53 basis points. Average earning assets increased $2.2 billion to $47.8 billion, largely driven by higher average balances for loans and AFS securities, partially offset by a decrease in average trading securities. Total interest-bearing deposits increased $1.1 billion, partially offset by a decrease of $462 million in demand deposit balances. Other borrowed funds increased $711 million and average subordinated debentures increased $265 million.
•Fees and commissions revenue totaled $209.8 million for the three months ended March 31, 2026, a $25.7 million increase over the three months ended March 31, 2025. Brokerage and trading revenue increased $12.5 million, largely due to higher trading volumes and improved trading margins on U.S. agency residential mortgage-backed securities. Fiduciary and asset management revenue increased $5.5 million led by growth in trust fees related to higher market valuations and continued growth in client relationships. Transaction card revenue increased $4.9 million due to disciplined pricing strategies, targeted customer acquisition efforts, and an increase in the volume of transactions processed during the period. Deposit service charges increased $1.9 million due to growth in commercial service charges.
•Total operating expense was $354 million for the three months ended March 31, 2026, an increase of $6.6 million over the three months ended March 31, 2025. Personnel expense decreased $3.0 million. Employee benefits expense decreased $5.3 million due to a combination of lower retirement plan costs and employee healthcare costs. Regular compensation increased $1.9 million, largely related to annual merit increases given to most employees in March. Non-personnel expense increased $9.6 million. Data processing and communications expense was up $4.2 million, largely driven by costs associated with ongoing projects. Mortgage banking costs grew $4.1 million due to increased prepayments.

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

Tax-equivalent net interest income totaled $345.2 million for the first quarter of 2026, compared to $347.8 million in the prior quarter. Net interest income increased $464 thousand from changes in interest rates and decreased $3.1 million from changes in earning assets. Table 1 shows the effect on net interest income from changes in average balances and interest rates for various types of earning assets and interest-bearing liabilities.

Average earning assets increased $1.2 billion over the fourth quarter of 2025. Average loan balances increased $683 million, primarily from broad-based growth across the loan portfolio. The average balance of trading securities increased $322 million and average restricted equity securities increased $111 million.

Total average deposits decreased $1.0 billion compared to the fourth quarter of 2025, including a $692 million decrease in interest-bearing deposits and a $315 million decrease in demand deposits. Average funds purchased and repurchase agreements decreased $261 million, while average other borrowings increased $2.3 billion. Average subordinated debentures increased $155 million, driven by the full quarter impact of the subordinated debt issued in the fourth quarter.

Net interest margin was 2.90% compared to 2.98% in the fourth quarter of 2025. For the first quarter of 2026, our core net interest margin excluding trading activities1, a non-GAAP measure, was 3.15% compared to 3.22% in the prior quarter. The tax-equivalent yield on average earning assets was 5.23%, a decrease of 13 basis points. The loan portfolio yield decreased 23 basis points to 6.25%. The yield on trading securities decreased 19 basis points to 4.64%, while the yield on restricted equity securities increased 17 basis points to 7.39%.

Funding costs were 2.92%, a 14 basis point decrease compared to the prior quarter. The cost of interest-bearing deposits decreased 20 basis points to 2.71%. The cost of funds purchased and repurchase agreements decreased 57 basis points to 2.90%, while the cost of other borrowings decreased 32 basis points to 3.90%. The benefit to net interest margin from assets funded by non-interest liabilities was 59 basis points, a decrease of 9 basis points.

Our overall objective is to manage the Company's balance sheet for changes in interest rates as described in the Market Risk section of this report. Approximately 84% of our commercial and commercial real estate loan portfolios are either variable rate loans or fixed rate loans that will reprice within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that reprice more slowly than the loans. The result is a balance sheet that is asset sensitive, meaning that assets generally reprice more quickly than the liabilities. One of the strategies that we use to manage toward a relative rate-neutral position is to purchase fixed-rate residential mortgage-backed securities issued primarily by U.S. government agencies and fund them with market rate-sensitive liabilities. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also may use derivative instruments to manage our interest rate risk.

The effectiveness of these strategies is reflected in the overall change in net interest income due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.
1    See "Explanation and Reconciliation of Non-GAAP Measures" section following.

Table 1 – Volume/Rate Analysis
(In thousands)

	Three Months Ended Mar. 31, 2026 / Dec. 31, 2025			Three Months Ended Mar. 31, 2026 / 2025
		Change Due To1			Change Due To1
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$(169)	$234	$(403)	$(1,096)	$139	$(1,235)
Trading securities	1,292	3,830	(2,538)	(9,283)	(3,193)	(6,090)
Investment securities, net of allowance	(232)	(193)	(39)	(859)	(808)	(51)
Available-for-sale securities	(477)	59	(536)	6,390	2,679	3,711
Fair value option securities	476	473	3	1,211	1,019	192
Restricted equity securities	2,159	2,049	110	140	202	(62)
Residential mortgage loans held for sale	(293)	(203)	(90)	81	188	(107)
Loans	(12,594)	6,318	(18,912)	839	29,434	(28,595)
Total tax-equivalent interest revenue	(9,838)	12,567	(22,405)	(2,577)	29,660	(32,237)
Interest expense:
Transaction deposits	(23,206)	(6,956)	(16,250)	(28,719)	6,212	(34,931)
Savings deposits	(1)	16	(17)	(6)	40	(46)
Time deposits	(2,018)	(631)	(1,387)	(3,149)	1,908	(5,057)
Funds purchased and repurchase agreements	(3,760)	(2,165)	(1,595)	(428)	(84)	(344)
Other borrowings	19,450	23,090	(3,640)	(653)	7,567	(8,220)
Subordinated debentures	2,369	2,349	20	4,007	4,159	(152)
Total interest expense	(7,166)	15,703	(22,869)	(28,948)	19,802	(48,750)
Tax-equivalent net interest income	(2,672)	(3,136)	464	26,371	9,858	16,513
Change in tax-equivalent adjustment	55			68
Net interest income	$(2,727)			$26,303
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $211.3 million for the first quarter of 2026, a decrease of $33.0 million compared to the fourth quarter of 2025. The prior quarter included a $23.5 million pre-tax gain on the sale of a merchant banking investment.

Table 2 – Other Operating Revenue
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2025	Increase (Decrease)	% Increase (Decrease)
	Mar. 31, 2026	Dec. 31, 2025
Brokerage and trading revenue	$43,606	$47,310	$(3,704)	(8)%	$31,068	$12,538	40%
Transaction card revenue	31,965	31,564	401	1%	27,092	4,873	18%
Fiduciary and asset management revenue	66,481	68,347	(1,866)	(3)%	60,972	5,509	9%
Deposit service charges and fees	32,218	32,039	179	1%	30,275	1,943	6%
Mortgage banking revenue	20,963	19,013	1,950	10%	19,815	1,148	6%
Other revenue	14,544	16,591	(2,047)	(12)%	14,894	(350)	(2)%
Total fees and commissions	209,777	214,864	(5,087)	(2)%	184,116	25,661	14%
Other gains (losses), net	(216)	28,078	(28,294)	N/A	(725)	509	N/A
Gain (loss) on derivatives, net	(4,374)	(2,366)	(2,008)	N/A	9,565	(13,939)	N/A
Gain (loss) on fair value option securities, net	(2,074)	551	(2,625)	N/A	325	(2,399)	N/A
Change in fair value of mortgage servicing rights	8,155	1,407	6,748	N/A	(7,240)	15,395	N/A
Gain (loss) on available-for-sale securities, net	—	1,748	(1,748)	N/A	—	—	N/A
Total other operating revenue	$211,268	$244,282	$(33,014)	(14)%	$186,041	$25,227	14%
Percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and Commissions Revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 38% of combined net interest income before provision for expected credit losses and fees and commissions revenue for the first quarter of 2026. We believe that a variety of fee revenue sources provides diversification to changes resulting from market or economic conditions such as interest rates, values in the equity markets, commodity prices, and consumer spending, all of which can be volatile. Many of the economic factors, such as decreasing interest rates, that we expect will result in a decline in net interest income or fiduciary and asset management revenue may also increase mortgage banking production volumes and related trading. The velocity of changes in market conditions and interest rates may result in timing differences between when offsetting impacts and benefits are realized. Generally, for operating revenues not as directly related to movement in interest rates, we expect growth to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, regulatory constraints, increased competition, and saturation in our existing markets could affect the rate of future increases.

Brokerage and Trading Revenue

Brokerage and trading revenue, which includes revenues from trading, customer hedging, retail brokerage, and investment banking, decreased $3.7 million compared to the fourth quarter of 2025.

Trading revenue includes net realized and unrealized gains and losses primarily related to residential mortgage-backed securities guaranteed by U.S. government agencies and related derivative instruments that enable our mortgage banking customers to manage their production risk. Trading revenue also includes net realized and unrealized gains and losses on municipal securities and other financial instruments that we sell to institutional customers, along with changes in the fair value of financial instruments we hold as economic hedges against market risk of our trading securities. Trading revenue decreased $1.6 million to $19.3 million, primarily due to a shift from fee revenue to net interest income on trading securities. Interest rate levels and curve steepness can result in a shift between trading revenue and net interest income from trading securities. See further discussion on a total revenue basis in the Wealth Management discussion in Management's Discussion and Analysis - Reportable Segments following.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Risk Management Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange, and equity derivatives to our customers. Customer hedging revenue totaled $7.8 million for the first quarter of 2026, an increase of $1.1 million over the prior quarter, as our energy customers increased hedging activity in response to the rapid rise in crude oil prices during the quarter. Customer hedging revenue includes credit valuation adjustments of the fair value of derivatives to reflect the risk of counterparty default.

Investment banking revenue, which includes fees earned upon completion of underwriting, financial advisory services, and loan syndication fees, totaled $10.2 million, a decrease of $4.1 million compared to the prior quarter, driven by lower syndication fees and municipal underwriting activity, primarily due to seasonality and volume of transactions.
Transaction Card Revenue

Transaction card revenue includes revenues from processing transactions on behalf of members of our TransFund electronic fund transfer network, merchant services fees paid by customers for account management and electronic processing of card transactions, and interchange fees from our corporate card program. Transaction card revenue totaled $32.0 million for the first quarter of 2026, consistent with the prior quarter.
Fiduciary and Asset Management Revenue

Fiduciary and asset management revenue is earned through managing or holding of assets for customers and executing transactions or providing related services. Fiduciary and asset management revenue is largely based on the fair value of assets. Rates applied to asset values vary based on the nature of the relationship. Fiduciary relationships and managed asset relationships generally have higher fee rates than non-fiduciary and/or non-managed relationships. Fiduciary and asset management revenue was $66.5 million for the first quarter of 2026, a decrease of $1.9 million as the prior quarter included transaction-related fees that did not recur in the current quarter.

A distribution of assets under management or administration and related fiduciary and asset management revenue follows:

Table 3 – Assets Under Management or Administration
(Dollars in thousands)

	Three Months Ended
	March 31, 2026			December 31, 2025			March 31, 2025
	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]
Managed fiduciary assets:
Personal	$13,582,541	$30,340	0.89%	$13,688,630	$31,092	0.91%	$12,382,640	$28,012	0.90%
Institutional	25,905,901	13,628	0.21%	26,024,749	13,833	0.21%	24,090,880	12,786	0.21%
Total managed fiduciary assets	39,488,442	43,968	0.45%	39,713,379	44,925	0.45%	36,473,520	40,798	0.45%

Non-managed assets:
Fiduciary	34,861,659	19,771	0.23%	37,293,365	21,230	0.23%	31,586,317	17,652	0.22%
Non-fiduciary	21,827,721	2,742	0.05%	22,538,905	2,192	0.04%	20,170,128	2,522	0.05%
Safekeeping and brokerage assets under administration	27,408,893	—	—%	27,069,009	—	—%	25,726,598	—	—%
Total non-managed assets	84,098,273	22,513	0.11%	86,901,279	23,422	0.11%	77,483,043	20,174	0.10%

Total assets under management or administration	$123,586,715	$66,481	0.22%	$126,614,658	$68,347	0.22%	$113,956,563	$60,972	0.21%
1    Assets under management or administration balance excludes certain assets under custody held by a sub-custodian where minimal revenue is recognized. $22 billion, $23 billion, and $20 billion of such assets are excluded from assets under management or administration at March 31, 2026, December 31, 2025, and March 31, 2025, respectively.
2    Fiduciary and asset management revenue includes asset-based and other fees associated with the assets.
3    Annualized revenue divided by period end asset balance.

A summary of changes in assets under management or administration for the three months ended March 31, 2026, and 2025 follows:

Table 4 – Changes in Assets Under Management or Administration
(In thousands)

	Three Months Ended March 31,
	2026	2025
Beginning balance	$126,614,658	$114,615,237
Net inflows (outflows)	(1,243,439)	491,790
Net change in fair value	(1,784,504)	(1,150,464)
Ending balance	$123,586,715	$113,956,563

Assets under management or administration as of March 31, 2026, consist of 42% fixed income, 35% equities, 15% cash, and 8% alternative investments.

Deposit Service Charges

Deposit service charges and fees totaled $32.2 million for the first quarter of 2026, consistent with the prior quarter.

Mortgage Banking Revenue
Mortgage banking revenue increased $2.0 million over the fourth quarter of 2025 due to an increase in mortgage production volumes and higher refinancing activity. Mortgage production volume increased $53.9 million to $265 million. Production revenue as a percentage of production volume, which includes unrealized gains and losses on our mortgage commitment pipeline and related hedges, was 1.48% for the first quarter of 2026, compared to 0.93% for the fourth quarter of 2025.

Table 5 – Mortgage Banking Revenue
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2025	Increase (Decrease)	% Increase (Decrease)
	Mar. 31, 2026	Dec. 31, 2025
Mortgage production revenue	$3,926	$1,963	$1,963	100%	$2,629	$1,297	49%

Mortgage loans funded for sale	$230,858	$230,376			$159,816
Add: Current period end outstanding commitments	83,674	49,048			60,429
Less: Prior period end outstanding commitments	49,048	67,842			36,590
Total mortgage production volume	$265,484	$211,582	$53,902	25%	$183,655	$81,829	45%

Mortgage loan refinances to mortgage loans funded for sale	30%	27%	300	bps	12%	1,800	bps
Realized margin on funded mortgage loans	1.22%	1.10%	12	bps	0.91%	31	bps
Production revenue as a percentage of production volume	1.48%	0.93%	55	bps	1.43%	5	bps
Primary mortgage interest rates[1]:
Average	6.11%	6.23%	(12)	bps	6.83%	(72)	bps
Period end	6.38%	6.18%	20	bps	6.65%	(27)	bps

Mortgage servicing revenue	$17,037	$17,050	$(13)	—%	$17,186	$(149)	(1)%
Average outstanding principal balance of mortgage loans serviced for others	$22,109,450	$21,882,238	$227,212	1%	$23,089,324	$(979,874)	(4)%

Average mortgage servicing revenue fee rates	0.31%	0.31%	—	bp	0.30%	1	bp
1    Primary rates disclosed in Table 5 above represent rates generally available to borrowers on 30 year conforming mortgage loans.

Net Gains and Losses on Other Assets, Securities, and Derivatives

Other gains (losses), net, were a net loss of $216 thousand for the first quarter of 2026, compared to a net gain of $28.1 million in the prior quarter. The fourth quarter included a $23.5 million pre-tax gain on the sale of a merchant banking investment. The current quarter included a net loss on investments related to deferred compensation of $1.8 million compared to a net gain of $3.7 million in the prior quarter.

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

Table 6 – Gain (Loss) on Mortgage Servicing Rights, Net of Economic Hedge
(In thousands)

	Three Months Ended
	Mar. 31, 2026	Dec. 31, 2025	Mar. 31, 2025
Gain (loss) on derivatives, net	$(4,211)	$(2,651)	$9,183
Gain (loss) on fair value option securities, net	(2,074)	551	325
Gain (loss) on economic hedge of mortgage servicing rights, net	(6,285)	(2,100)	9,508
Change in fair value of mortgage servicing rights	8,155	1,407	(7,240)
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges included in other operating revenue	1,870	(693)	2,268
Net interest income (expense) on fair value option securities[1]	86	114	(71)
Total economic benefit (cost) of changes in the fair value of mortgage servicing rights, net of economic hedges	$1,956	$(579)	$2,197
1    Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Other Operating Expense

Other operating expense for the first quarter of 2026 totaled $354.2 million, a decrease of $6.9 million compared to the fourth quarter of 2025. Our efficiency ratio1 was 63.21% for the first quarter of 2026, compared to 60.71% in the prior quarter.
Table 7 – Other Operating Expense
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2025	Increase (Decrease)	% Increase (Decrease)
	Mar. 31, 2026	Dec. 31, 2025
Regular compensation	$122,193	$124,671	$(2,478)	(2)%	$120,323	$1,870	2%
Incentive compensation:
Cash-based	52,694	59,683	(6,989)	(12)%	52,179	515	1%
Share-based	5,286	6,667	(1,381)	(21)%	6,266	(980)	(16)%
Deferred compensation	182	2,430	(2,248)	N/A	(746)	928	N/A
Total incentive compensation	58,162	68,780	(10,618)	(15)%	57,699	463	1%
Employee benefits	30,819	29,275	1,544	5%	36,163	(5,344)	(15)%
Total personnel expense	211,174	222,726	(11,552)	(5)%	214,185	(3,011)	(1)%
Business promotion	9,226	11,516	(2,290)	(20)%	8,818	408	5%
Professional fees and services	14,295	18,371	(4,076)	(22)%	13,269	1,026	8%
Net occupancy and equipment	33,182	32,693	489	1%	32,992	190	1%
FDIC and other insurance	5,685	6,078	(393)	(6)%	6,587	(902)	(14)%
FDIC special assessment	—	(9,479)	9,479	N/A	523	(523)	N/A
Data processing and communications	51,768	51,299	469	1%	47,578	4,190	9%
Printing, postage, and supplies	3,679	4,077	(398)	(10)%	3,639	40	1%
Amortization of intangible assets	2,443	2,656	(213)	(8)%	2,652	(209)	(8)%
Mortgage banking costs	11,757	10,663	1,094	10%	7,689	4,068	53%
Other expense	10,957	10,454	503	5%	9,597	1,360	14%
Total other operating expense	$354,166	$361,054	$(6,888)	(2)%	$347,529	$6,637	2%

Average number of employees (FTE)	4,969	5,101	(132)	(3)%	5,030	(61)	(1)%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel Expense
Personnel expense was $211.2 million, a decrease of $11.6 million compared to the fourth quarter of 2025. Cash-based incentive compensation decreased $7.0 million. The fourth quarter of 2025 included higher incentive compensation expenses, primarily driven by strong results in both commercial and wealth production volumes. Regular compensation costs decreased $2.5 million, reflecting the normalization of quarterly compensation expense as the majority of transitional personnel costs from talent base alignment were recognized in the prior quarter. Deferred compensation expense was $182 thousand for the first quarter of 2026, a decrease of $2.2 million. Employee benefits expense increased $1.5 million due to a seasonal increase in payroll taxes, partially offset by lower employee healthcare costs.
Non-personnel Operating Expense
Non-personnel expense was $143.0 million, an increase of $4.7 million. Excluding the impact of the FDIC special assessment adjustment in the prior quarter, non-personnel expense decreased $4.8 million. Professional fees and services decreased $4.1 million, primarily driven by lower project costs. Business promotion expense decreased $2.3 million due to lower travel and advertising costs. Mortgage banking costs increased $1.1 million due to increased payoff activity.

1    See "Explanation and Reconciliation of Non-GAAP Measures" section following.

Income Taxes

The effective tax rate was 22.01% for the first quarter of 2026, 22.42% for the fourth quarter of 2025, and 22.61% for the first quarter of 2025. The effective rate for the first quarter of 2026 decreased compared to the fourth quarter of 2025 primarily due to the increase in excess tax benefits from vested share-based compensation.
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

As shown in Table 8, net income before taxes attributable to our segments was $191.5 million in the first quarter of 2026 compared to $219.9 million in the fourth quarter of 2025. Net interest income decreased $9.7 million due to lower deposit spreads and a shift away from demand deposits, partially offset by increased loan volumes. Other operating revenue decreased $27.2 million, primarily resulting from the sale of a merchant banking investment in the fourth quarter of 2025. Other operating expense decreased $11.7 million. Personnel expense decreased $8.0 million. The decrease was primarily driven by lower incentive compensation expenses following strong prior quarter results in both commercial and wealth production volumes. In addition, regular compensation expense normalized this quarter, as the majority of transitional personnel costs from talent base alignment were recognized in the prior quarter. Non-personnel expense decreased $3.7 million. Corporate expense allocations increased $2.6 million.

Table 8 – Net Income Before Taxes by Segment
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2025	Increase (Decrease)	% Increase (Decrease)
	Mar. 31, 2026	Dec. 31, 2025
Commercial Banking	$134,787	$162,142	$(27,355)	(17)%	$138,096	$(3,309)	(2)%
Consumer Banking	19,168	15,054	4,114	27%	22,122	(2,954)	(13)%
Wealth Management	37,541	42,689	(5,148)	(12)%	32,726	4,815	15%
Segment total	191,496	219,885	(28,389)	(13)%	192,944	(1,448)	(1)%
Funds Management and other	8,160	8,624	(464)	N/A	(38,181)	46,341	N/A
BOK Financial Corporation	$199,656	$228,509	$(28,853)	(13)%	$154,763	$44,893	29%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Commercial Banking

Commercial Banking contributed $134.8 million to consolidated net income before taxes in the first quarter of 2026, compared to $162.1 million in the fourth quarter of 2025.

Table 9 – Commercial Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2025	Increase (Decrease)	% Increase (Decrease)
	Mar. 31, 2026	Dec. 31, 2025
Net interest income from external sources	$241,317	$243,469	$(2,152)	(1)%	$231,423	$9,894	4%
Net interest income (expense) from internal sources	(67,844)	(62,519)	(5,325)	(9)%	(53,165)	(14,679)	(28)%
Net interest income	173,473	180,950	(7,477)	(4)%	178,258	(4,785)	(3)%
Net loans charged off	400	929	(529)	(57)%	148	252	170%
Net interest income after net loans charged off	173,073	180,021	(6,948)	(4)%	178,110	(5,037)	(3)%
Other operating revenue	60,068	87,497	(27,429)	(31)%	55,521	4,547	8%
Personnel expense	51,267	54,978	(3,711)	(7)%	49,574	1,693	3%
Non-personnel expense	31,041	33,209	(2,168)	(7)%	28,906	2,135	7%
Total other operating expense	82,308	88,187	(5,879)	(7)%	78,480	3,828	5%
Corporate allocations	16,046	17,189	(1,143)	(7)%	17,055	(1,009)	(6)%
Net income before taxes	$134,787	$162,142	$(27,355)	(17)%	$138,096	$(3,309)	(2)%

Average assets	$22,679,465	$22,139,520	$539,945	2%	$21,400,745	$1,278,720	6%
Average loans	21,232,965	20,650,624	582,341	3%	19,965,166	1,267,799	6%
Average deposits	18,306,337	18,492,793	(186,456)	(1)%	17,769,083	537,254	3%
Average invested capital	2,235,635	2,205,435	30,200	1%	2,147,530	88,105	4%
Net interest income decreased $7.5 million, or 4%, primarily due to lower deposit spreads and demand deposit balances, partially offset by increased loan volumes. Other operating revenue decreased $27.4 million compared to the prior quarter, as the fourth quarter of 2025 included a $23.5 million pre-tax gain on the sale of a merchant banking investment. Investment banking revenue decreased $2.2 million due to lower loan syndication fees.

Other operating expense decreased $5.9 million, or 7%, compared to the fourth quarter of 2025. Personnel expense decreased $3.7 million, or 7%, primarily related to lower incentive compensation expense following strong results in the prior quarter. Project related costs were down this quarter contributing to a decrease of $2.2 million in non-personnel expense. Corporate allocations decreased $1.1 million to $16.0 million.

Average outstanding loan balances attributed to Commercial Banking increased $582 million, or 3%, over the fourth quarter of 2025, to $21.2 billion. See the Loans section of Management's Discussion and Analysis of Financial Condition and Results of Operations following for additional discussion of changes in commercial and commercial real estate loans, which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking decreased $186 million, or 1%, compared to the fourth quarter of 2025, to $18.3 billion. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of changes.

Consumer Banking

Consumer Banking contributed $19.2 million to consolidated net income before taxes for the first quarter of 2026, compared to $15.1 million in the fourth quarter of 2025.

Table 10 – Consumer Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2025	Increase (Decrease)	% Increase (Decrease)
	Mar. 31, 2026	Dec. 31, 2025
Net interest income from external sources	$17,788	$16,806	$982	6%	$8,740	$9,048	104%
Net interest income (expense) from internal sources	38,201	40,357	(2,156)	(5)%	48,512	(10,311)	(21)%
Net interest income	55,989	57,163	(1,174)	(2)%	57,252	(1,263)	(2)%
Net loans charged off	1,508	944	564	60%	1,517	(9)	(1)%
Net interest income after net loans charged off	54,481	56,219	(1,738)	(3)%	55,735	(1,254)	(2)%
Other operating revenue	42,866	36,895	5,971	16%	39,058	3,808	10%
Personnel expense	25,466	25,181	285	1%	25,837	(371)	(1)%
Non-personnel expense	38,027	39,587	(1,560)	(4)%	31,399	6,628	21%
Total other operating expense	63,493	64,768	(1,275)	(2)%	57,236	6,257	11%
Corporate allocations	14,686	13,292	1,394	10%	15,435	(749)	(5)%
Net income before taxes	$19,168	$15,054	$4,114	27%	$22,122	$(2,954)	(13)%

Average assets	$8,452,393	$8,396,499	$55,894	1%	$8,201,821	$250,572	3%
Average loans	2,584,226	2,516,158	68,068	3%	2,206,553	377,673	17%
Average deposits	8,389,039	8,346,245	42,794	1%	8,154,762	234,277	3%
Average invested capital	338,736	334,561	4,175	1%	322,204	16,532	5%

Net interest income from Consumer Banking decreased $1.2 million, or 2%, compared to the fourth quarter of 2025. Other operating revenue increased $6.0 million, or 16%. Mortgage banking revenue grew $2.0 million, driven by stronger mortgage production performance. Other revenue increased $1.9 million due to higher card-network incentives. The net benefit from the changes in the fair value of mortgage servicing rights and related economic hedges was $2.0 million, compared to a net cost of $579 thousand for the fourth quarter of 2025.

Other operating expenses decreased $1.3 million, or 2%, during the quarter. Non-personnel expense decreased $1.6 million, or 4%, primarily due to lower business promotion expenses and professional fees. Mortgage banking costs increased $1.1 million from higher payoff activity. Personnel expense was consistent with the prior quarter.

Average loans increased $68 million, or 3%, over the prior quarter, to $2.6 billion. Average deposits attributed to the Consumer Banking segment were largely unchanged from the previous quarter. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of the changes.

Wealth Management

Wealth Management contributed $37.5 million to consolidated net income before taxes in the first quarter of 2026, a decrease of $5.1 million compared to the fourth quarter of 2025.

Table 11 – Wealth Management
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2025	Increase (Decrease)	% Increase (Decrease)
	Mar. 31, 2026	Dec. 31, 2025
Net interest income from external sources	$19,867	$13,929	$5,938	43%	$13,942	$5,925	42%
Net interest income (expense) from internal sources	23,107	30,132	(7,025)	(23)%	30,560	(7,453)	(24)%
Net interest income	42,974	44,061	(1,087)	(2)%	44,502	(1,528)	(3)%
Net loans recovered	496	(7)	503	7,186%	(8)	504	6,300%
Net interest income after net loans recovered	42,478	44,068	(1,590)	(4)%	44,510	(2,032)	(5)%
Other operating revenue	110,387	116,110	(5,723)	(5)%	96,336	14,051	15%
Personnel expense	69,413	74,028	(4,615)	(6)%	67,245	2,168	3%
Non-personnel expense	28,756	28,697	59	—%	27,021	1,735	6%
Total other operating expense	98,169	102,725	(4,556)	(4)%	94,266	3,903	4%
Corporate allocations	17,155	14,764	2,391	16%	13,854	3,301	24%
Net income before taxes	$37,541	$42,689	$(5,148)	(12)%	$32,726	$4,815	15%

Average assets	$11,370,683	$11,276,162	$94,521	1%	$11,367,435	$3,248	—%
Average loans	2,430,864	2,393,802	37,062	2%	2,187,599	243,265	11%
Average deposits	10,782,785	10,703,630	79,155	1%	10,702,521	80,264	1%
Average invested capital	345,639	340,560	5,079	1%	330,846	14,793	4%

Combined net interest income and fee revenue decreased $6.8 million, or 4%, compared to the fourth quarter of 2025. Fiduciary and asset management revenue decreased $1.9 million as the prior quarter included transaction-related fees that did not recur. Trading fees and commissions revenue decreased $1.6 million from a shift in fee revenue to net interest income on trading securities, which was partially offset by reduced margins on deposits. Other revenue decreased $3.4 million, while customer hedging revenue grew $1.9 million over the prior quarter, as our energy customers increased hedging activity in response to the rapid rise in crude oil prices during the quarter.

Other operating expense decreased $4.6 million during the quarter. Personnel expense decreased $4.6 million, reflecting lower incentive and regular compensation costs. Non-personnel expense was consistent with the prior quarter. Corporate expense allocations increased $2.4 million.

Average outstanding loans attributed to the Wealth Management segment increased $37 million, or 2%, over the prior quarter, to $2.4 billion. Average Wealth Management deposits were consistent with the prior quarter. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of the changes.

Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity, and comply with regulatory requirements. Securities are classified as trading, investment (held-to-maturity), or available-for-sale. See Note 2 to the Consolidated Financial Statements for the composition of the securities portfolio as of March 31, 2026 and December 31, 2025.

We hold an inventory of trading securities in support of sales to a variety of customers, including banks, corporations, insurance companies, money managers, and others. At March 31, 2026, the trading securities portfolio totaled $5.7 billion, compared to $5.4 billion at December 31, 2025. As discussed in the Market Risk section of this report, trading activities involve risk of loss from adverse price movement. We mitigate this risk within board-approved value-at-risk limits through the use of derivative contracts, short sales, and other techniques.

At March 31, 2026, the carrying value of investment securities was $1.7 billion, including a $191 thousand allowance for expected credit losses, compared to a carrying value of $1.8 billion at December 31, 2025, which included a $202 thousand allowance for expected credit losses. The fair value of investment securities was $1.6 billion at March 31, 2026, a $76 million decrease compared to the prior quarter. Investment securities consist primarily of residential mortgage-backed securities issued by U.S. government agencies, intermediate and long-term fixed-rate Oklahoma and Texas municipal bonds, and taxable Texas school construction bonds.

AFS securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders' equity. The amortized cost of AFS securities totaled $13.8 billion at March 31, 2026, a $17 million increase compared to December 31, 2025. At March 31, 2026, the AFS securities portfolio consisted primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Both residential and commercial mortgage-backed securities have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or contraction in the form of more rapid prepayments during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined residential mortgage-backed securities portfolio held in investment and AFS securities was 3.4 years as of March 31, 2026, compared to 3.3 years as of December 31, 2025. Management estimates the combined portfolio's duration extends to 4.1 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 2.1 years assuming a 200 basis point decline in the current rate environment. The duration of the total investment portfolio is 3.0 years, extending to 3.6 years in an upward shock of 200 basis points and contracting to 2.1 years in a down 200 basis point shock scenario. Management also regularly monitors the impact of interest rate risk on the AFS securities portfolio on our tangible equity ratio under various shock scenarios.

Certain residential mortgage-backed securities and commercial mortgage-backed securities issued by U.S. government agencies and included in Fair value option securities on the Consolidated Balance Sheets have been segregated and designated as economic hedges of changes in the fair value of our MSR. We have elected to carry these securities at fair value with changes in fair value recognized in current period income. These securities are held with the intent that gains or losses will offset changes in the fair value of MSR and related derivative contracts. Fair value option securities totaled $178 million, a $76 million increase compared to December 31, 2025.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $26.2 billion at March 31, 2026, an increase of $536 million over December 31, 2025, with broad-based growth across the loan portfolio led by general business, energy, and multifamily commercial real estate loans.

Table 12 – Loans
(In thousands)

	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025	June 30, 2025	Mar. 31, 2025
Commercial:
Healthcare	$3,955,763	$4,008,208	$3,878,543	$3,808,936	$3,789,446
Services	3,901,933	3,911,917	3,710,643	3,658,807	3,704,834
Energy	3,005,693	2,882,242	2,681,512	2,734,713	2,860,330
Mortgage finance	228,242	177,765	84,271	—	—
General business	4,481,452	4,300,935	4,157,971	4,181,726	4,048,821
Total commercial	15,573,083	15,281,067	14,512,940	14,384,182	14,403,431

Commercial real estate:
Multifamily	2,553,709	2,432,330	2,500,323	2,473,365	2,336,312
Industrial	1,418,626	1,368,436	1,396,795	1,304,211	1,163,089
Office	821,569	814,139	811,601	690,086	704,688
Retail	613,976	573,451	593,835	592,043	497,579
Residential construction and land development	109,480	129,783	122,033	105,701	105,190
Other commercial real estate	367,319	353,867	328,020	356,035	356,678
Total commercial real estate	5,884,679	5,672,006	5,752,607	5,521,441	5,163,536

Loans to individuals:
Residential mortgage	2,784,134	2,731,415	2,676,366	2,610,681	2,471,345
Residential mortgage guaranteed by U.S. government agencies	160,254	158,359	151,642	148,453	133,453
Personal	1,785,243	1,808,615	1,771,639	1,627,454	1,518,723
Total loans to individuals	4,729,631	4,698,389	4,599,647	4,386,588	4,123,521

Total	$26,187,393	$25,651,462	$24,865,194	$24,292,211	$23,690,488

Commercial

Commercial loans represent loans for working capital, facilities acquisition or expansion, purchases of equipment, and other needs of commercial customers primarily located within our geographical footprint. Commercial loans are underwritten individually and represent ongoing relationships based on a thorough knowledge of the customer, the customer's industry, and the market. Commercial loans are generally secured by the customer's assets, including real property, inventory, accounts receivable, operating equipment, interests in mineral rights, and other property and may also include personal guarantees of the owners and related parties. The primary source of repayment of commercial loans is the ongoing cash flow from operations of the customer's business. In addition, revolving lines of credit are generally governed by a borrowing base. Inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with commercial lending policies.

Commercial loans totaled $15.6 billion, or 59% of the loan portfolio, at March 31, 2026, a $292 million increase over December 31, 2025, primarily due to an increase in general business, energy loans, and mortgage finance, partially offset by a decrease in healthcare loan balances.

Approximately 70% of loans in this portfolio segment are located within our geographic footprint based on collateral location. Loans for which the collateral location is less relevant, such as unsecured loans and reserve-based energy loans, are categorized by the borrower's primary operating location. The largest concentration of loans in this segment outside of our footprint is California, totaling 5% of the portfolio segment.

Healthcare sector loans totaled $4.0 billion, or 15% of total loans, a decrease of $52 million compared to December 31, 2025. Healthcare sector loans consist primarily of $3.2 billion of loans for the development and operation of senior housing and care facilities including independent living, assisted living, and skilled nursing. Generally, we loan to borrowers with a portfolio of multiple facilities which serves to help diversify risks specific to a single facility.
The services sector of the loan portfolio totaled $3.9 billion, or 15% of total loans, largely unchanged compared to the prior quarter. Services sector loans consist of a large number of loans to a variety of businesses, including state and local municipal government entities, Native American tribal government and casino operations, foundations and not-for-profit organizations, educational services, and specialty trade contractors. Services sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer's business.

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

Outstanding energy loan balances totaled $3.0 billion, or 11% of total loans at March 31, 2026, a $123 million increase over December 31, 2025.

Approximately $2.3 billion of energy loans were to oil and gas producers, a $142 million increase over December 31, 2025. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. Approximately 72% of committed production loans are secured by properties primarily producing oil, and the remaining 28% of the committed production loans are secured by properties primarily producing natural gas.

Loans to midstream oil and gas companies totaled $455 million at March 31, 2026, a $12 million increase over December 31, 2025. Loans to borrowers that provide services to the energy industry totaled $157 million at March 31, 2026, a $31 million decrease compared to the prior quarter. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales, totaled $46 million, relatively unchanged compared to December 31, 2025.

Unfunded energy loan commitments were $4.5 billion at March 31, 2026, a $52 million increase over December 31, 2025.

General business loans totaled $4.5 billion, or 17% of total loans, an increase of $181 million over the prior quarter. General business loans consist of $2.9 billion of wholesale/retail loans and $1.6 billion of loans from other commercial industries.

The Company launched the residential mortgage finance line of business in the third quarter of 2025, growing loans by $50 million during the first quarter to $228 million, or 1% of total loans.

Loans to non-depository financial institutions included in mortgage finance, services, and general business loans totaled $817 million, or 3% of total loans at March 31, 2026. The majority of these loans are in the two highest credit quality subcategories, subscription lines and residential mortgage finance portfolio lines.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of $100 million or more and with three or more non-affiliated banks as participants. At March 31, 2026, the outstanding principal balance of these loans totaled $6.2 billion, including $2.1 billion of general business loans, $1.9 billion of energy loans, and $1.2 billion of services sector loans. Based on dollars committed, approximately 79% of shared national credits are to borrowers with local market relationships, and we serve as the agent lender in approximately 22% of our shared national credits. We hold shared national credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer.

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

Outstanding commercial real estate loan balances totaled $5.9 billion, or 22% of total loans at March 31, 2026, an increase of $213 million over December 31, 2025. Loans secured by multifamily residential properties increased by $121 million to $2.6 billion. Loans secured by industrial facilities increased by $50 million to $1.4 billion and loans secured by retail facilities increased by $41 million, while residential construction and land development loans decreased by $20 million.

Approximately 66% of loans in this portfolio segment are in our geographic footprint based on collateral location. The largest concentration of loans in this portfolio segment outside our footprint is Utah, totaling 8% of the segment. All other states represent less than 5% individually.

Unfunded commercial real estate loan commitments were $2.1 billion at March 31, 2026, a decrease of $66 million compared to December 31, 2025. We take a disciplined approach to managing our concentration of commercial real estate loan commitments as a percentage of capital.
Loans to Individuals

Loans to individuals include residential mortgage and personal loans. Residential mortgage loans provide funds for our customers to purchase or refinance their primary residence or to borrow against the equity in their home. These loans are secured by a first or second mortgage on the customer's primary residence. Personal loans consist primarily of loans to Wealth Management clients secured by the cash surrender value of insurance policies and marketable securities. Personal loans also include direct loans secured by and for the purchase of automobiles, recreational, and marine equipment, as well as unsecured loans. These loans are made in accordance with underwriting policies we believe to be conservative and are fully documented. Loans may be individually underwritten or credit scored based on size and other criteria. Credit scoring is assessed based on significant credit characteristics including credit history and residential and employment stability.

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

Loans to individuals totaled $4.7 billion, or 18% of the loan portfolio, an increase of $31 million over December 31, 2025. Approximately 90% of the loans in this portfolio segment are secured by collateral located within our geographical footprint. Loans for which the collateral location is less relevant, such as unsecured loans, are categorized by the borrower's primary location.

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Company are centrally managed by the Oklahoma market.

Table 13 – Loans Managed by Primary Geographical Market
(In thousands)

	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025	June 30, 2025	Mar. 31, 2025
Texas:
Commercial	$7,489,036	$7,383,319	$6,800,577	$6,893,246	$6,953,714
Commercial real estate	2,149,123	2,057,016	2,107,335	1,997,598	1,864,345
Loans to individuals	1,077,386	1,066,827	1,037,831	996,341	929,825
Total Texas	10,715,545	10,507,162	9,945,743	9,887,185	9,747,884

Oklahoma:
Commercial	3,907,911	3,829,109	3,692,319	3,455,696	3,380,680
Commercial real estate	612,981	589,709	574,126	512,075	521,992
Loans to individuals	3,065,886	3,005,460	2,927,185	2,725,320	2,548,549
Total Oklahoma	7,586,778	7,424,278	7,193,630	6,693,091	6,451,221

Colorado:
Commercial	2,125,660	2,127,979	2,132,770	2,185,658	2,246,388
Commercial real estate	596,517	600,668	589,307	791,171	706,154
Loans to individuals	191,721	200,378	208,323	217,088	210,531
Total Colorado	2,913,898	2,929,025	2,930,400	3,193,917	3,163,073

Arizona:
Commercial	1,378,256	1,253,824	1,228,593	1,166,745	1,115,085
Commercial real estate	1,448,141	1,332,658	1,348,838	1,165,927	1,084,967
Loans to individuals	220,116	224,354	222,963	226,727	218,093
Total Arizona	3,046,513	2,810,836	2,800,394	2,559,399	2,418,145

Kansas/Missouri:
Commercial	291,075	282,189	270,068	303,692	298,410
Commercial real estate	537,709	571,331	618,052	556,390	533,335
Loans to individuals	117,617	142,392	142,408	155,154	147,651
Total Kansas/Missouri	946,401	995,912	1,030,528	1,015,236	979,396

New Mexico:
Commercial	308,712	311,636	282,479	282,918	324,321
Commercial real estate	484,623	465,228	458,720	443,516	381,775
Loans to individuals	48,099	49,589	51,056	55,714	57,926
Total New Mexico	841,434	826,453	792,255	782,148	764,022

Arkansas:
Commercial	72,433	93,011	106,134	96,227	84,833
Commercial real estate	55,585	55,396	56,229	54,764	70,968
Loans to individuals	8,806	9,389	9,881	10,244	10,946
Total Arkansas	136,824	157,796	172,244	161,235	166,747

Total BOK Financial loans	$26,187,393	$25,651,462	$24,865,194	$24,292,211	$23,690,488

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

We have off-balance sheet credit risk related to certain residential mortgage loans primarily originated under community development loan programs that were sold to a U.S. government agency with full recourse prior to 2007. We are obligated to repurchase these loans for the life of these loans in the event of foreclosure for the unpaid principal and interest at the time of foreclosure. The majority of our conforming fixed-rate loan originations are sold in the secondary market, and we only retain repurchase obligations under standard underwriting representations and warranties.

As part of our mortgage banking activities, we also have off-balance sheet credit risk related to certain residential mortgage loans sold into residential mortgage-backed securities, including retained exposure to losses in excess of amounts guaranteed by the VA and contractual credit enhancement obligations associated with the Company's participation in the FHLB MPF program.

Table 14 – Off-Balance Sheet Credit Commitments
(In thousands)

	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025	June 30, 2025	Mar. 31, 2025
Loan commitments	$16,175,429	$15,856,740	$15,266,953	$14,736,539	$14,546,324
Standby letters of credit	616,908	606,697	643,166	702,008	697,793
Unpaid principal balance of residential mortgage loans sold with recourse	28,460	29,403	30,372	31,560	32,544
Unpaid principal balance of residential mortgage loans sold into mortgage-backed securities guaranteed by VA	844,848	855,182	869,589	890,377	902,670
Unpaid principal balance of residential mortgage loans sold to the FHLB through the MPF program	749,875	—	—	—	—
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

Derivative contracts are carried at fair value. At March 31, 2026, the net fair value of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $748 million compared to $428 million at December 31, 2025. At March 31, 2026, the net fair value of our derivative contracts included $648 million for energy contracts, $63 million for foreign exchange contracts, and $37 million for interest rate swaps. The aggregate net fair value of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $734 million at March 31, 2026, and $399 million at December 31, 2025.

At March 31, 2026, total derivative assets were reduced by $95 million of cash collateral received from counterparties, and total derivative liabilities were reduced by $513 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement. Derivative contracts executed with customers may be secured by non-cash collateral in conjunction with a credit agreement with that customer, such as proven producing oil and gas properties. Access to this collateral in an event of default is reasonably assured.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at March 31, 2026, follows in Table 15.

Table 15 – Fair Value of Derivative Contracts
(In thousands)

Customers	$484,320
Exchanges and clearing organizations	129,438
Banks and other financial institutions	39,731
Fair value of customer risk management program asset derivative contracts, net	$653,489

At March 31, 2026, our largest derivative exposure was to an exchange for $649 million of cash margin placed with the exchange, net of $406 million energy derivative positions in a net liability position.

Our customer risk management program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits which may incur additional funding costs. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a 20% parallel decrease in market prices to an equivalent of $81.10 per barrel of prompt-month (prices for delivery in the nearest contract month) oil and $2.31 per MMBtu of prompt-month natural gas would decrease the fair value of derivative assets by $427 million. A 20% parallel increase in prices to an equivalent of $121.66 per barrel of prompt-month oil and $3.46 per MMBtu of prompt-month natural gas would increase the fair value of derivative assets by $762 million as asset values rise faster than margin paid. Liquidity requirements of this program are not affected by changes in our credit rating.

The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of March 31, 2026, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer risk management program.

Summary of Credit Loss Experience

Table 16 – Summary of Credit Loss Experience
(Dollars in thousands)

	Three Months Ended
	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025	June 30, 2025	Mar. 31, 2025
Allowance for loan losses:
Beginning balance	$275,860	$277,692	$277,049	$278,594	$280,035
Loans charged off	(3,176)	(2,353)	(4,348)	(1,313)	(2,291)
Recoveries of loans previously charged off	1,303	907	721	752	1,186
Net loans charged off	(1,873)	(1,446)	(3,627)	(561)	(1,105)
Provision for credit losses	3,732	(386)	4,270	(984)	(336)
Ending balance	$277,719	$275,860	$277,692	$277,049	$278,594

Accrual for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$51,271	$50,784	$52,992	$52,088	$51,640
Provision for credit losses	(5,934)	487	(2,208)	904	448
Ending balance	$45,337	$51,271	$50,784	$52,992	$52,088

Accrual for off-balance sheet credit risk associated with mortgage banking activities:
Beginning balance	$2,934	$3,030	$3,111	$3,060	$3,148
Net loans charged off	—	(1)	(7)	(26)	(6)
Provision for credit losses	2,213	(95)	(74)	77	(82)
Ending balance	$5,147	$2,934	$3,030	$3,111	$3,060

Allowance for credit losses related to investment (held-to-maturity) securities:
Beginning balance	$202	$208	$196	$193	$223
Provision for credit losses	(11)	(6)	12	3	(30)
Ending balance	$191	$202	$208	$196	$193

Total provision for credit losses	$—	$—	$2,000	$—	$—
Average loans by portfolio segment:
Commercial	$15,430,740	$15,037,471	$14,490,145	$14,315,695	$14,633,090
Commercial real estate	5,779,715	5,581,588	5,743,572	5,495,152	5,245,867
Loans to individuals	4,715,130	4,623,492	4,592,422	4,365,702	4,189,270
Net charge-offs (annualized) to average loans	0.03%	0.02%	0.06%	0.01%	0.02%
Net charge-offs (annualized) to average loans by portfolio segment:
Commercial	0.02%	0.02%	0.08%	—%	0.02%
Commercial real estate	—%	—%	(0.01)%	0.01%	(0.01)%
Loans to individuals	0.10%	0.06%	0.05%	0.05%	0.05%
Recoveries to gross charge-offs	41.03%	38.55%	16.58%	57.27%	51.77%
Provision for loan losses (annualized) to average loans	0.06%	(0.01)%	0.07%	(0.02)%	(0.01)%
Allowance for loan losses to loans outstanding at period end	1.06%	1.08%	1.12%	1.14%	1.18%
Accrual for unfunded loan commitments to loan commitments	0.28%	0.32%	0.33%	0.36%	0.36%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period end	1.23%	1.28%	1.32%	1.36%	1.40%

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
Non-pass grade loans, which include loans especially mentioned, accruing substandard, and nonaccruing loans, totaled $529 million at March 31, 2026, a decrease of $51 million compared to December 31, 2025. Non-pass grade loans were composed primarily of $165 million, or 4%, of commercial healthcare loans; $122 million, or 3%, of commercial general business loans; $117 million, or 3%, of commercial services loans; and $82 million, or 1%, of commercial real estate loans. Nonaccruing loans decreased $14 million during the quarter, loans especially mentioned decreased $31 million, and accruing substandard loans decreased $5.5 million compared to the prior quarter. A summary of outstanding loan balances by risk grade is included in Note 4 to the Consolidated Financial Statements.
No provision for credit losses was necessary for the first quarter of 2026. The favorable impact of higher projected oil prices on our energy loan portfolio and improved credit quality was offset by loan growth and a slight downward revision to economic forecast assumptions compared to the prior quarter. The allowance for loan losses totaled $278 million, or 1.06% of outstanding loans, at March 31, 2026. Excluding residential mortgage loans guaranteed by U.S. government agencies, the allowance for loan losses was 532% of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $323 million, or 1.23% of outstanding loans and 618% of nonaccruing loans, at March 31, 2026.
The probability weighting of all scenarios in our reasonable and supportable forecast remained unchanged compared to the prior quarter. The sensitivity to management's economic scenario weighting may be quantified by comparing the results of weighting each economic scenario at 100%. For example, compared to a 100% base case scenario, a 100% downside case would result in an additional $168 million in quantitative reserve, while a 100% upside case would result in $15 million less quantitative reserve at March 31, 2026. Such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related allowance.
No provision for credit losses was necessary for the fourth quarter of 2025. The allowance for loan losses was $276 million, or 1.08% of outstanding loans, at December 31, 2025. Excluding residential mortgage loans guaranteed by U.S. government agencies, the allowance for loan losses was 419% of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $327 million, or 1.28% of outstanding loans and 497% of nonaccruing loans.

A summary of macroeconomic variables considered in developing our estimate of expected credit losses at March 31, 2026 follows:

	Base	Downside	Upside
Scenario probability weighting	50%	35%	15%
Economic outlook
Geopolitical conflicts remain isolated.

Inflation measures move higher during the second quarter of 2026 due to temporary energy-related pressures, but improve as oil prices slowly decrease beginning in the third quarter of 2026. Core inflation remains elevated, reaching 2.7% by the first quarter of 2027.

There are no rate cuts over the next four quarters, leaving the federal funds target range unchanged at 3.50% to 3.75% at the end of the first quarter of 2027.

Higher energy prices negatively offset the One Big Beautiful Bill fiscal stimulus, and the labor market remains in its current low hire/low fire state.

Geopolitical conflicts remain isolated.

Inflation reaccelerates and reduces real wages. This results in a significant decrease in consumer spending, which is compounded by a restrictive credit environment and declines in private sector investment. This pushes the United States into a recession with a contraction in economic activity and a sharp increase in the unemployment rate.

The Federal Reserve is forced to adopt an accommodative monetary policy compared to the base case scenario and cut the federal funds rate significantly to encourage economic activity and job creation. In total, there are seven rate cuts over the next four quarters bringing the target range to 1.75% to 2.00% by the end of the first quarter of 2027.

Significant demand destruction for domestic oil, combined with record levels of production, lead to a sharp decline in oil prices beginning in the third quarter of 2026.

Geopolitical conflicts remain isolated.

Inflation measures that moved higher during the first quarter of 2026 due to temporary energy-related pressures improve as oil prices quickly normalize through the first quarter of 2027. The impact of tariffs and restrictive immigration policies is minor. Core inflation improves and reaches 2.3% by the first quarter of 2027.

There is one rate cut over the next four quarters, bringing the target range to 3.25% to 3.50% by the end of the first quarter of 2027.

Benefits from the One Big Beautiful Bill and AI investments help lift consumer spending levels and labor force productivity, resulting in above-trend GDP growth.

Macro-economic factors
–GDP is forecasted to grow by 1.9% over the next 12 months.
–Civilian unemployment rate of 4.5% in the second quarter of 2026 increases to 4.6% in the first quarter of 2027.
–WTI oil prices are projected to average $76.53 per barrel over the next 12 months, with a peak of $85.20 in the second quarter of 2026 and falling 18% over the following three quarters.

–GDP is forecasted to contract 2.0% over the next 12 months.
–Civilian unemployment rate of 5.3% in the second quarter of 2026 increases to 6.9% in the first quarter of 2027.
–WTI oil prices are projected to average $58.33 per barrel over the next 12 months, with a peak of $97.70 in the second quarter of 2026 and falling 59% over the following three quarters.

–GDP is forecasted to grow by 2.4% over the next 12 months.
–Civilian unemployment rate of 4.4% in the second quarter of 2026, falling to 4.1% by the first quarter of 2027.
–WTI oil prices are projected to average $71.00 per barrel over the next 12 months, with a peak of $84.67 in the second quarter of 2026 and falling 27% over the following three quarters.

Net Loans Charged Off

Net charge-offs were $1.9 million, or 0.03% of average loans on an annualized basis, in the first quarter primarily due to a commercial services loan and a loan to an individual. At March 31, 2026, net charge-offs for the trailing twelve months were $7.5 million, or 0.03% of average loans. Net charge-offs of loans to individuals include deposit account overdraft losses. Net charge-offs were $1.4 million, or 0.02% of average loans on an annualized basis, in the fourth quarter of 2025. At December 31, 2025, net charge-offs for the trailing twelve months were $6.7 million, or 0.03% of average loans.

Accrual for Off-Balance Sheet Credit Risk Associated with Mortgage Banking Activities

The accrual for off-balance sheet credit risk associated with mortgage banking activities includes consideration of credit risk related to certain residential mortgage loans sold into mortgage-backed securities in excess of amounts guaranteed by the VA, mortgage loans originated under community development loan programs that were sold to a U.S. government agency with full recourse and sold to the FHLB through the MPF program.

We use publicly available long-term national data to estimate total loss given default for our off-balance sheet credit risk related to losses in excess of amounts guaranteed by the VA. This result is combined with probability of default output from our mortgage servicing rights model to estimate total expected loss. Then, we estimate the VA's guarantee percentage to determine our portion of the credit risk. This same publicly available national mortgage credit performance data is also used to estimate retained credit risk from contractual credit enhancement obligations on loans sold through the MPF program. Qualitative adjustments may be used, if necessary.

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

Table 17 – Nonperforming Assets
(Dollars in thousands)

	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025	June 30, 2025	Mar. 31, 2025
Nonaccruing loans:
Commercial:
Healthcare	$21,138	$23,490	$24,507	$28,743	$29,253
Services	1,260	6,135	7,647	11,329	13,662
Energy	—	—	31	40	49
General business	2,868	6,477	85	45	103
Total commercial	25,266	36,102	32,270	40,157	43,067

Commercial real estate	6,601	6,697	6,809	6,925	13,125

Loans to individuals:
Residential mortgage	20,175	18,263	21,255	20,654	20,502
Residential mortgage guaranteed by U.S. government agencies	7,768	8,586	7,348	6,978	6,786
Personal	194	4,712	4,712	4,613	40
Total loans to individuals	28,137	31,561	33,315	32,245	27,328
Total nonaccruing loans	60,004	74,360	72,394	79,327	83,520
Real estate and other repossessed assets	15	176	1,751	1,729	1,769
Total nonperforming assets	$60,019	$74,536	$74,145	$81,056	$85,289
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$52,251	$65,950	$66,797	$74,078	$78,503

Allowance for loan losses to nonaccruing loans[1]	531.66%	419.41%	426.92%	382.93%	363.06%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to nonaccruing loans[1]	618.45%	497.36%	504.99%	456.18%	430.95%
Nonperforming assets to outstanding loans and repossessed assets	0.23%	0.29%	0.30%	0.33%	0.36%
Nonperforming assets to outstanding loans and repossessed assets[1]	0.20%	0.26%	0.27%	0.31%	0.33%
Nonaccruing loans to outstanding loans	0.23%	0.29%	0.29%	0.33%	0.35%
Nonaccruing commercial loans to outstanding commercial loans	0.16%	0.24%	0.22%	0.28%	0.30%
Nonaccruing commercial real estate loans to outstanding commercial real estate loans	0.11%	0.12%	0.12%	0.13%	0.25%
Nonaccruing loans to individuals to outstanding loans to individuals[1]	0.45%	0.51%	0.58%	0.60%	0.51%
Accruing loans 90 days or more past due[1]	$2,411	$—	$1,135	$1,388	$3,258
1     Excludes residential mortgages guaranteed by U.S. government agencies.
Nonaccruing loans decreased $14 million compared to December 31, 2025. New nonaccruing loans identified in the first quarter totaled $8.1 million, offset by $5.8 million in payments received, $4.7 million in foreclosures of other real estate owned, $4.4 million in loans that returned to accrual status, and $3.2 million in charge-offs. Nonaccruing services loans decreased $4.9 million, nonaccruing general business loans decreased $3.6 million, nonaccruing loans to individuals decreased $3.4 million, and nonaccruing healthcare loans decreased $2.4 million. The Company generally retains nonperforming assets to maximize potential recovery, which may cause future nonperforming assets to decrease more slowly.

A rollforward of nonperforming assets for the three months ended March 31, 2026, follows in Table 18.

Table 18 – Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	March 31, 2026
	Nonaccruing Loans				Real Estate and Other Repossessed Assets	Total Nonperforming Assets
	Commercial	Commercial Real Estate	Loan to Individuals	Total
Balance, December 31, 2025	$36,102	$6,697	$31,561	$74,360	$176	$74,536
Additions	1,721	—	6,404	8,125	—	8,125
Payments	(3,692)	(96)	(2,007)	(5,795)	—	(5,795)
Charge-offs	(1,435)	—	(1,741)	(3,176)	—	(3,176)
Net gains (losses) and write-downs	—	—	—	—	417	417
Foreclosure of nonaccruing loans	—	—	(4,694)	(4,694)	4,694	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(663)	(663)	—	(663)
Proceeds from sales	—	—	—	—	(5,272)	(5,272)
Return to accrual status	(3,678)	—	(723)	(4,401)	—	(4,401)
Other, net	(3,752)	—	—	(3,752)	—	(3,752)
Balance, March 31, 2026	$25,266	$6,601	$28,137	$60,004	$15	$60,019
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

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets totaled $15 thousand at March 31, 2026, a decrease of $161 thousand compared to December 31, 2025. Real estate and other repossessed assets were composed primarily of a single family residential property.
Liquidity and Capital

Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs. Based on the average balances for the first quarter of 2026, approximately 73% of our funding was provided by deposit accounts, 12% from borrowed funds, 11% from equity, and less than 1% from long-term subordinated debt. The loan to deposit ratio was 68% at March 31, 2026, compared to 65% at December 31, 2025, providing significant on-balance sheet liquidity to meet future loan demand and contractual obligations.

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

Table 19 – Average Deposits by Segment
(In thousands)

	Three Months Ended
	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025	June 30, 2025	Mar. 31, 2025
Commercial Banking	$18,306,337	$18,492,793	$18,161,486	$17,424,707	$17,769,083
Consumer Banking	8,389,039	8,346,245	8,330,481	8,266,824	8,154,762
Wealth Management	10,782,785	10,703,630	10,731,569	10,783,245	10,702,521
Subtotal	37,478,161	37,542,668	37,223,536	36,474,776	36,626,366
Funds Management and Other	1,502,098	2,444,941	1,257,710	1,661,940	1,732,712
BOK Financial Corporation	$38,980,259	$39,987,609	$38,481,246	$38,136,716	$38,359,078

Average deposits for the first quarter of 2026 totaled $39.0 billion, a $1.0 billion decrease compared to the fourth quarter of 2025. Average interest-bearing transaction accounts decreased $689 million and average demand deposit balances decreased $315 million compared to the prior quarter. Average time deposit balances decreased $29 million, partially offset by a $25 million increase in average savings account balances.

Average Commercial Banking deposits decreased $186 million compared to the fourth quarter of 2025, attributable to a $190 million decrease in demand deposit balances and a $17 million decrease in time deposit balances. These decreases were partially offset by a $21 million increase in interest-bearing transaction balances. Our Commercial deposit portfolio is highly diversified across industries and customers. The highest concentration by industry within our Commercial deposit portfolio is our energy customers representing 8% of our total deposits.

Average Consumer Banking deposit balances increased $43 million over the prior quarter. Time deposit balances increased $59 million and savings accounts increased $25 million. Interest-bearing transaction accounts decreased $30 million and demand deposit balances decreased $11 million.

Average Wealth Management deposits increased $79 million compared to the fourth quarter of 2025. Interest-bearing transaction account balances increased $243 million, partially offset by a $104 million decrease in demand deposit balances and a $60 million decrease in time deposit balances.

Average brokered deposits were 6% of total average deposits during the first quarter of 2026. Excluding the reciprocal component, brokered deposits represented 1% of average deposits. Reciprocal deposit balances in excess of the $5 billion general threshold, defined by the FDIC, are included as brokered deposits. Average interest-bearing transaction accounts for the first quarter included $2.1 billion of brokered deposits, decreasing $780 million compared to the fourth quarter of 2025, as funds opportunistically placed into wholesale deposits in the prior quarter were replaced with wholesale borrowings during the first quarter. Average time deposits for the first quarter of 2026 included $23 million of brokered deposits, an $11 million decrease compared to the fourth quarter of 2025. Period end brokered time deposits decreased $29 million to $5.4 million and brokered interest-bearing transaction accounts decreased $83 million to $1.8 billion at March 31, 2026.

The distribution of our period end deposit account balances among principal markets follows in Table 20.

Table 20 – Period End Deposits by Principal Market Area
(In thousands)

	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025	June 30, 2025	Mar. 31, 2025
Oklahoma:
Demand	$3,463,094	$3,492,243	$3,520,203	$3,589,146	$3,629,708
Interest-bearing:
Transaction	13,629,679	13,732,961	13,352,070	13,537,068	13,891,707
Savings	561,079	532,284	520,995	521,734	525,424
Time	2,245,523	2,232,078	2,356,945	2,166,094	2,089,744
Total interest-bearing	16,436,281	16,497,323	16,230,010	16,224,896	16,506,875
Total Oklahoma	19,899,375	19,989,566	19,750,213	19,814,042	20,136,583

Texas:
Demand	2,071,766	2,177,256	2,194,177	2,082,652	2,187,903
Interest-bearing:
Transaction	6,447,755	6,691,395	6,427,135	6,203,081	5,925,285
Savings	153,501	149,593	147,560	155,027	155,777
Time	676,876	647,158	649,757	638,657	633,538
Total interest-bearing	7,278,132	7,488,146	7,224,452	6,996,765	6,714,600
Total Texas	9,349,898	9,665,402	9,418,629	9,079,417	8,902,503

Colorado:
Demand	881,440	1,152,203	929,383	1,040,223	1,082,304
Interest-bearing:
Transaction	2,072,825	2,137,579	2,204,899	1,989,284	1,988,258
Savings	58,605	54,809	53,768	55,326	58,318
Time	299,196	282,320	284,962	278,914	274,235
Total interest-bearing	2,430,626	2,474,708	2,543,629	2,323,524	2,320,811
Total Colorado	3,312,066	3,626,911	3,473,012	3,363,747	3,403,115

New Mexico:
Demand	580,900	580,400	591,330	609,205	631,950
Interest-bearing:
Transaction	1,447,506	1,405,940	1,376,694	1,416,741	1,283,998
Savings	99,848	95,630	94,180	94,930	96,969
Time	374,661	354,757	347,227	340,946	344,827
Total interest-bearing	1,922,015	1,856,327	1,818,101	1,852,617	1,725,794
Total New Mexico	2,502,915	2,436,727	2,409,431	2,461,822	2,357,744

Arizona:
Demand	398,102	365,007	368,432	385,442	451,085
Interest-bearing:
Transaction	1,439,796	1,450,416	1,406,300	1,467,509	1,312,979
Savings	11,593	14,656	13,571	10,536	11,125
Time	73,912	72,286	71,886	72,041	70,758
Total interest-bearing	1,525,301	1,537,358	1,491,757	1,550,086	1,394,862
Total Arizona	1,923,403	1,902,365	1,860,189	1,935,528	1,845,947

	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025	June 30, 2025	Mar. 31, 2025
Kansas/Missouri:
Demand	271,399	281,263	282,235	269,408	279,808
Interest-bearing:
Transaction	1,203,155	1,194,500	1,151,956	1,169,161	1,202,107
Savings	16,222	14,256	14,251	13,719	14,504
Time	38,542	37,820	37,563	35,768	36,307
Total interest-bearing	1,257,919	1,246,576	1,203,770	1,218,648	1,252,918
Total Kansas/Missouri	1,529,318	1,527,839	1,486,005	1,488,056	1,532,726

Arkansas:
Demand	27,628	33,558	21,416	22,685	25,738
Interest-bearing:
Transaction	111,487	237,279	64,174	61,079	57,696
Savings	2,859	2,695	2,411	2,485	2,602
Time	18,099	12,664	14,538	17,248	17,019
Total interest-bearing	132,445	252,638	81,123	80,812	77,317
Total Arkansas	160,073	286,196	102,539	103,497	103,055
Total BOK Financial deposits	$38,677,048	$39,435,006	$38,500,018	$38,246,109	$38,281,673

Estimated uninsured deposits totaled $20.1 billion, or 52% of our total deposits, at March 31, 2026. In addition to insured deposits, we also hold $4.4 billion of collateralized deposits. Municipalities, Native American tribal governments, and certain trust-related deposits are all required to be collateralized. Excluding the impact of collateralized deposits and deposits related to consolidated subsidiaries, our uninsured and uncollateralized deposit level is $15.0 billion, or 39% of total deposits, at March 31, 2026.

In addition to deposits, liquidity for the subsidiary bank is provided primarily by federal funds purchased, securities repurchase agreements, and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers' banks and Federal Home Loan Banks from across the country. The largest single source of wholesale federal funds purchased totaled $250 million at March 31, 2026. Securities repurchase agreements generally mature within 90 days and are secured by certain AFS and trading securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and agency mortgage-backed securities, 1-4 family residential mortgage loans, multifamily, and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $5.3 billion during the quarter, compared to $3.0 billion in the fourth quarter of 2025.

At March 31, 2026, management estimates a total potential secured borrowing capacity of approximately $25.1 billion. This includes current available secured capacity of $21.0 billion from the use of programs available to U.S. banks from the Federal Home Loan Banks and Federal Reserve Banks and an estimated $4.1 billion of other sources that could be converted into additional secured capacity.

A summary of other borrowings for BOK Financial on a consolidated basis follows in Table 21.

Table 21 – Borrowed Funds
(Dollars in thousands)

		Three Months Ended March 31, 2026				Three Months Ended December 31, 2025
	Mar. 31, 2026	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	Dec. 31, 2025	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter
Funds purchased	$495,792	$658,684	3.39%	$703,162	$970,293	$989,464	3.77%	$1,162,990
Repurchase agreements	219,677	265,544	1.66%	351,377	521,423	196,102	1.95%	521,423
Other borrowings:
FHLB advances	5,700,000	5,301,280	3.89%	5,700,000	2,700,000	2,967,392	4.20%	2,700,000
GNMA repurchase liability	33,485	35,994	3.93%	37,529	34,215	28,786	3.90%	34,215
Other	20,019	11,787	6.47%	20,019	11,724	12,210	5.46%	12,495
Total other borrowings	5,753,504	5,349,061	3.90%		2,745,939	3,008,388	4.22%
Subordinated debentures[1]	396,625	396,606	6.14%	396,625	396,589	241,482	6.12%	396,878
Total other borrowed funds	$6,865,598	$6,669,895	3.90%		$4,634,244	$4,435,436	4.12%
1    BOKF, NA only as of December 31, 2025 and March 31, 2026. Parent Company and BOKF, NA for average of the three months ended December 31, 2025.
BOKF, NA also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold into GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors if delinquent loans are not repurchased from the GNMA mortgage pools.
Parent Company

At March 31, 2026, cash and interest-bearing cash and cash equivalents held by the parent company totaled $151 million. The primary sources of liquidity for BOK Financial are cash on hand and dividends from BOKF, NA. Dividends from the subsidiary bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At March 31, 2026, based upon the most restrictive limitations as well as management's internal capital policy, BOKF, NA could declare up to $384 million of dividends. Dividend constraints may be alleviated through increases in retained earnings, capital issuances, or changes in risk weighted assets. Future losses or increases in required regulatory capital at the bank could affect its ability to pay dividends to the parent company.

Our equity capital at March 31, 2026, was $6.0 billion, a $54 million increase compared to December 31, 2025. Net income less cash dividends paid increased equity $118 million during the first quarter of 2026. Changes in interest rates resulted in a $59 million increase in the accumulated other comprehensive loss compared to December 31, 2025. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings including expected benefits from lower federal income tax rates, asset growth and acquisition strategies, and regulatory requirements. Capital management may include subordinated debt or perpetual preferred stock issuance, share repurchase, and stock and cash dividends.

On July 29, 2025, the Board authorized the Company to purchase up to five million common shares of Company stock, subject to market conditions, securities law, and other regulatory compliance limitations. Under this authority, shares may be repurchased on the open market, including plans complying with rules 10b5-1 and 10b-18, which includes plans using accelerated share repurchases. As of March 31, 2026, the Company had repurchased 2,982,961 shares under this authorization. No shares of common stock were repurchased in the first quarter of 2026. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.

The Company entered into ASR transactions totaling $250 million in November 2025. Upon execution, the Company received an initial delivery of 2,100,840 shares, which were recorded as treasury stock. The remaining portion of the ASR was accounted for as a forward contract classified in equity. The forward contract will be settled in accordance with the agreement and any additional shares or cash received or delivered at final settlement will be recorded as an adjustment to treasury stock or capital surplus. The reduction in outstanding shares was reflected in weighted‑average shares outstanding for basic and diluted EPS at the time of initial delivery.
BOK Financial and BOKF, NA are subject to various capital requirements administered by federal agencies. Failure to meet minimum capital requirements, including a capital conservation buffer, can result in certain mandatory and possibly additional discretionary actions by regulators that could have a material impact on operations including restrictions on capital distributions from dividends and share repurchases and executive bonus payments. These capital requirements include quantitative measures of assets, liabilities, and off-balance sheet items. The capital standards are also subject to qualitative judgments by the regulators.

A summary of minimum capital requirements, including a capital conservation buffer, follows in Table 22. A bank which falls below these levels, including the capital conservation buffer, would be subject to regulatory restrictions on capital distributions (including, but not limited to, dividends and share repurchases) and executive bonus payments.

Capital and other performance ratios for BOK Financial on a consolidated basis are presented in Table 22.

Table 22 – Capital and Performance Ratios

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer	Mar. 31, 2026	Dec. 31, 2025	Mar. 31, 2025
Capital:
Common equity Tier 1	4.50%	2.50%	7.00%	12.61%	12.90%	13.31%
Tier 1 capital	6.00%	2.50%	8.50%	12.61%	12.90%	13.31%
Total capital	8.00%	2.50%	10.50%	14.39%	14.77%	14.54%
Tier 1 leverage	4.00%	N/A	4.00%	9.85%	9.86%	10.02%

				Three Months Ended
				Mar. 31, 2026	Dec. 31, 2025	Mar. 31, 2025
Average total equity to average assets				11.34%	11.50%	11.10%
Tangible common equity ratio[1]				9.29%	9.46%	9.48%

Performance Ratios:
Return on average equity				10.49%	11.80%	8.59%
Return on average tangible common equity[1]				12.78%	14.42%	10.63%
1    See Explanation and Reconciliation of Non-GAAP Measures following.

Off-Balance Sheet Arrangements

See Note 4 to the Consolidated Financial Statements for a discussion of the Company's significant off-balance sheet commitments.

Explanation and Reconciliation of Non-GAAP Measures

Table 23 provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 23 – Non-GAAP Measures
(Dollars in thousands)

	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025	June 30, 2025	Mar. 31, 2025
Reconciliation of tangible common equity ratio:
Total shareholders' equity	$5,973,175	$5,918,646	$6,022,535	$5,890,888	$5,771,813
Less: Goodwill and intangible assets, net	1,077,052	1,079,501	1,082,125	1,084,749	1,088,813
Tangible common equity	$4,896,123	$4,839,145	$4,940,410	$4,806,139	$4,683,000

Total assets	$53,760,405	$52,237,501	$50,193,387	$50,998,077	$50,472,189
Less: Goodwill and intangible assets, net	1,077,052	1,079,501	1,082,125	1,084,749	1,088,813
Tangible assets	$52,683,353	$51,158,000	$49,111,262	$49,913,328	$49,383,376

Tangible common equity ratio	9.29%	9.46%	10.06%	9.63%	9.48%

Reconciliation of return on average tangible common equity:
Total average shareholders' equity	$6,022,247	$5,959,186	$5,960,711	$5,791,275	$5,658,082
Less: Average goodwill and intangible assets, net	1,078,240	1,080,758	1,083,390	1,086,991	1,090,116
Average tangible common equity	$4,944,007	$4,878,428	$4,877,321	$4,704,284	$4,567,966

Net income attributable to BOK Financial Corporation shareholders	$155,766	$177,301	$140,894	$140,018	$119,777

Return on average tangible common equity	12.78%	14.42%	11.46%	11.94%	10.63%

Calculation of efficiency ratio:
Total other operating expense	$354,166	$361,054	$369,770	$354,503	$347,529
Less: Amortization of intangible assets	2,443	2,656	2,656	2,656	2,652
Numerator for efficiency ratio	$351,723	$358,398	$367,114	$351,847	$344,877

Net interest income	$342,554	$345,281	$337,646	$328,166	$316,251
Add: Tax-equivalent adjustment	2,610	2,555	2,565	2,574	2,542
Tax-equivalent net interest income	345,164	347,836	340,211	330,740	318,793
Add: Total other operating revenue	211,268	244,282	210,709	207,098	186,041
Less: Gain on available-for-sale securities, net	—	1,748	213	—	—
Denominator for efficiency ratio	$556,432	$590,370	$550,707	$537,838	$504,834

Efficiency ratio	63.21%	60.71%	66.66%	65.42%	68.31%

Reconciliation of pre-provision net revenue:
Net income before taxes	$199,656	$228,509	$176,585	$180,761	$154,763
Add: Provision for credit losses	—	—	2,000	—	—
Less: Net income (loss) attributable to non-controlling interests	(46)	(35)	(23)	52	(6)
Pre-provision net revenue	$199,702	$228,544	$178,608	$180,709	$154,769

	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025	June 30, 2025	Mar. 31, 2025
Information on net interest income and net interest margin excluding trading activities:
Net interest income	$342,554	$345,281	$337,646	$328,166	$316,251
Less: Trading activities net interest income	15,366	13,211	14,325	16,138	15,174
Net interest income excluding trading activities	327,188	332,070	323,321	312,028	301,077
Add: Tax-equivalent adjustment	2,610	2,555	2,565	2,574	2,542
Tax-equivalent net interest income excluding trading activities	$329,798	$334,625	$325,886	$314,602	$303,619

Average interest-earning assets	$47,772,044	$46,590,610	$46,429,240	$46,984,071	$45,606,324
Less: Average trading activities interest-earning assets	5,617,531	5,295,598	5,603,200	6,876,788	5,881,997
Average interest-earning assets excluding trading activities	$42,154,513	$41,295,012	$40,826,040	$40,107,283	$39,724,327

Net interest margin on average interest-earning assets	2.90%	2.98%	2.91%	2.80%	2.78%
Net interest margin on average trading activities interest-earning assets	1.05%	1.04%	1.07%	0.93%	0.98%
Net interest margin on average interest-earning assets excluding trading activities	3.15%	3.22%	3.16%	3.12%	3.05%

Three Months Ended
(In thousands, except per share data)	Dec. 31, 2025
Reconciliation of adjusted net income and earnings per share:
Net income attributable to BOK Financial Corporation shareholders	$177,301
Impact of FDIC special assessment benefit, net of tax	(7,239)
Gain on sale of merchant banking investment, net of tax	(17,928)
Adjusted net income	$152,134

Earnings per share	$2.89
Impact of FDIC special assessment benefit, net of tax	(0.12)
Gain on sale of merchant banking investment, net of tax	(0.29)
Adjusted earnings per share	$2.48

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

We believe adjusting net income and earnings per share for notable non-core items enhances comparability of results with prior periods, demonstrates the impact of significant items, and provides a useful measure for determining the company's expenses that are core to our business operations and are expected to recur over time.

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

The interest rate sensitivity in Table 24 indicates management's estimation of the impact of rate changes on net interest income. Should deposit costs be 10% more sensitive to changes in rates, the variation in net interest income over the next twelve months would be 1.38%, or $20.5 million, for the 100 basis point decrease scenario. Alternatively, should deposit funding costs be 10% less sensitive to changes in rates, the variation in net interest income over the next twelve months would be 0.13%, or $2.0 million, for the 100 basis point decrease scenario. Additionally, in a flattening yield curve scenario where long-term rates increase by 100 basis points and short-term rates increase by 200 basis points, net interest income would decrease approximately 3.90%, or $58.1 million.

Table 24 – Interest Rate Sensitivity
(Dollars in thousands)

	Mar. 31, 2026				Dec. 31, 2025
	200 bp Increase	100 bp Increase	100 bp Decrease	200 bp Decrease	200 bp Increase	100 bp Increase	100 bp Decrease	200 bp Decrease
Anticipated impact over the next twelve months on net interest income	$(27,600)	$(12,000)	$11,200	$26,900	$(31,000)	$(13,700)	$12,500	$28,700
	(1.86)%	(0.81)%	0.76%	1.81%	(2.15)%	(0.95)%	0.86%	1.99%
Anticipated impact over months twelve through twenty-four on net interest income	$(2,500)	$7,400	$(11,900)	$(17,700)	$(7,000)	$5,000	$(11,100)	$(17,300)
	(0.16)%	0.46%	(0.74)%	(1.11)%	(0.45)%	0.32%	(0.72)%	(1.13)%

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

Table 25 – MSR Asset and Hedge Sensitivity Analysis
(In thousands)

	Mar. 31, 2026		Dec. 31, 2025
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
MSR Asset	$11,780	$(15,136)	$14,145	$(17,766)
MSR Hedge	(13,444)	13,607	(16,459)	16,365
Net Exposure	$(1,664)	$(1,529)	$(2,314)	$(1,401)

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

Table 26 – Mortgage Pipeline Sensitivity Analysis
(In thousands)

	Three Months Ended
	Mar. 31, 2026		Dec. 31, 2025		Mar. 31, 2025
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(229)	$(232)	$(317)	$(190)	$(128)	$(64)
Low[2]	(106)	(141)	(175)	(47)	(41)	46
High[3]	(451)	(404)	(566)	(302)	(207)	(161)
Period End	(164)	(170)	(295)	(252)	(177)	(30)
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

The trading portfolio's VaR and SVaR profiles are influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. Table 27 below summarizes certain VaR and SVaR based measures for the three months ended March 31, 2026, December 31, 2025, and March 31, 2025.

Table 27 – VaR and SVaR Measures
(In thousands)

	Three Months Ended
	Mar. 31, 2026		Dec. 31, 2025		Mar. 31, 2025
	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR
Average[1]	$3,876	$7,353	$3,981	$5,737	$3,370	$13,231
Low	1,666	5,056	2,178	4,081	1,529	5,711
High	5,640	11,100	5,616	9,117	6,272	20,652
Period End	2,647	6,514	5,118	5,118	2,831	10,768
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

Table 28 – Trading Sensitivity Analysis
(In thousands)

	Three Months Ended
	Mar. 31, 2026		Dec. 31, 2025		Mar. 31, 2025
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(2,872)	$6,453	$(3,022)	$7,868	$(1,023)	$4,531
Low[2]	2,690	11,992	1,469	11,375	3,602	8,310
High[3]	(6,644)	87	(6,150)	3,771	(6,676)	(379)
Period End	(69)	1,665	(4,847)	9,379	1,503	1,676
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

Model Risk Management

BOK Financial maintains an independent Model Risk Management program to validate models are conceptually sound, computationally accurate, are performing as expected, and are in line with their intended use. Model Risk Management also enforces the Company's model risk governance program that defines roles and responsibilities, including the authority to levy findings requiring remediation and to restrict model usage.

Model Validation

Model Risk Management maintains independence from both the developers and users of the models. Model validations assess the data, theory, implementation, outcomes, and governance of each model and corresponding scenario. Each model receives a model risk assessment, which determines the frequency and scope of validation activities. Validations comprise an evaluation of model performance as well as a model's potential limitations given its particular assumptions or weaknesses. Based on the results of the review, Model Risk Management determines whether the use case for the model is appropriate. The ultimate validation results may require remediation actions from the business line. Model validation results are communicated with one of the following three outcomes: "Approved for use," "Provisional approval," or "Rejected."

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

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)	Three Months Ended
	March 31,
Interest and dividend revenue	2026	2025
Loans	$397,173	$396,416
Residential mortgage loans held for sale	1,056	975
Trading securities	64,462	73,739
Investment securities	6,126	6,983
Available-for-sale securities	133,905	127,509
Fair value option securities	1,389	178
Restricted equity securities	6,681	6,541
Interest-bearing cash and cash equivalents	5,133	6,229
Total interest and dividend revenue	615,925	618,570
Interest expense
Deposits	209,198	241,072
Borrowed funds	58,082	59,163
Subordinated debentures	6,091	2,084
Total interest expense	273,371	302,319
Net interest and dividend income	342,554	316,251
Provision for credit losses	—	—
Net interest and dividend income after provision for credit losses	342,554	316,251
Other operating revenue
Brokerage and trading revenue	43,606	31,068
Transaction card revenue	31,965	27,092
Fiduciary and asset management revenue	66,481	60,972
Deposit service charges and fees	32,218	30,275
Mortgage banking revenue	20,963	19,815
Other revenue	14,544	14,894
Total fees and commissions revenue	209,777	184,116
Other losses, net	(216)	(725)
Gain (loss) on derivatives, net	(4,374)	9,565
Gain (loss) on fair value option securities, net	(2,074)	325
Change in fair value of mortgage servicing rights	8,155	(7,240)
Total other operating revenue	211,268	186,041
Other operating expense
Personnel	211,174	214,185
Business promotion	9,226	8,818
Professional fees and services	14,295	13,269
Net occupancy and equipment	33,182	32,992
FDIC and other insurance	5,685	6,587
FDIC special assessment	—	523
Data processing and communications	51,768	47,578
Printing, postage, and supplies	3,679	3,639
Amortization of intangible assets	2,443	2,652
Mortgage banking costs	11,757	7,689
Other expense	10,957	9,597
Total other operating expense	354,166	347,529
Net income before taxes	199,656	154,763
Federal and state income taxes	43,936	34,992
Net income	155,720	119,771
Net loss attributable to non-controlling interests	(46)	(6)
Net income attributable to BOK Financial Corporation shareholders	$155,766	$119,777
Earnings per share:
Basic and diluted	$2.58	$1.86
Average shares used in computation:
Basic and diluted	60,033,282	63,547,510
Dividends declared per share	$0.63	$0.57
See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)
	Three Months Ended
	March 31,
	2026	2025
Net income	$155,720	$119,771
Other comprehensive income (loss), before income taxes:
Net change in unrealized gain (loss)	(84,412)	173,828
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	7,376	9,444
Other comprehensive income (loss), before income taxes	(77,036)	183,272
Federal and state income taxes	(18,204)	42,575
Other comprehensive income (loss), net of income taxes	(58,832)	140,697
Comprehensive income (loss)	96,888	260,468
Comprehensive income (loss) attributable to non-controlling interests	(46)	(6)
Comprehensive income (loss) attributable to BOK Financial Corporation shareholders	$96,934	$260,474
See accompanying notes to Consolidated Financial Statements.

Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	Mar. 31, 2026	Dec. 31, 2025
	(Unaudited)	(Footnote 1)
Assets
Cash and due from banks	$905,614	$1,001,107
Interest-bearing cash and cash equivalents	506,793	656,995
Trading securities	5,652,162	5,392,745
Investment securities, net of allowance (fair value: March 31, 2026 – $1,585,890; December 31, 2025 – $1,662,005)	1,719,731	1,784,242
Available-for-sale securities	13,539,565	13,606,625
Fair value option securities	178,098	102,096
Restricted equity securities	357,909	224,757
Residential mortgage loans held for sale	104,873	94,630
Loans	26,187,393	25,651,462
Allowance for loan losses	(277,719)	(275,860)
Loans, net of allowance	25,909,674	25,375,602
Premises and equipment, net	631,454	638,936
Receivables	272,540	292,978
Goodwill	1,044,749	1,044,749
Intangible assets, net	32,303	34,752
Mortgage servicing rights	333,381	322,724
Real estate and other repossessed assets, net of allowance (March 31, 2026 – $3,515; December 31, 2025 – $3,515)	15	176
Derivative contracts, net	782,985	300,775
Cash surrender value of bank-owned life insurance	424,494	421,514
Receivable on unsettled securities sales	156,963	62,034
Other assets	1,207,102	880,064
Total assets	$53,760,405	$52,237,501

Liabilities and Equity
Liabilities:
Non-interest bearing demand deposits	$7,694,329	$8,081,930
Interest-bearing deposits:
Transaction	26,352,203	26,850,070
Savings	903,707	863,923
Time	3,726,809	3,639,083
Total deposits	38,677,048	39,435,006
Funds purchased and repurchase agreements	715,469	1,491,716
Other borrowings	5,753,504	2,745,939
Subordinated debentures	396,625	396,589
Accrued interest, taxes, and expense	325,670	382,809
Derivative contracts, net	282,590	397,573
Due on unsettled securities purchases	1,140,782	991,073
Other liabilities	493,651	476,116
Total liabilities	47,785,339	46,316,821
Shareholders' equity:
Common stock (0.00006 par value; 2,500,000,000 shares authorized; Issued: March 31, 2026 – 77,241,905; December 31, 2025 - 77,030,997 Outstanding: March 31, 2026 – 60,759,992; December 31, 2025 – 60,620,507)	5	5
Capital surplus	1,435,156	1,429,369
Retained earnings	6,140,724	6,022,586
Treasury stock (shares at cost: March 31, 2026 – 16,481,913; December 31, 2025 – 16,410,490)	(1,377,708)	(1,367,144)
Accumulated other comprehensive loss	(225,002)	(166,170)
Total shareholders' equity	5,973,175	5,918,646
Non-controlling interests	1,891	2,034
Total equity	5,975,066	5,920,680
Total liabilities and equity	$53,760,405	$52,237,501
See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Equity (Unaudited)
(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, December 31, 2025	77,031	$5	$1,429,369	$6,022,586	16,410	$(1,367,144)	$(166,170)	$5,918,646	$2,034	$5,920,680
Net income (loss)	—	—	—	155,766	—	—	—	155,766	(46)	155,720
Other comprehensive loss	—	—	—	—	—	—	(58,832)	(58,832)	—	(58,832)
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—
Share-based compensation plans:
Non-vested shares awarded, net	211	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares and taxes paid related to net share settlement	—	—	—	—	72	(10,564)	—	(10,564)	—	(10,564)
Share-based compensation	—	—	5,787	—	—	—	—	5,787	—	5,787
Cash dividends on common stock	—	—	—	(37,628)	—	—	—	(37,628)	—	(37,628)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(97)	(97)
Balance, March 31, 2026	77,242	$5	$1,435,156	$6,140,724	16,482	$(1,377,708)	$(225,002)	$5,973,175	$1,891	$5,975,066

Balance, December 31, 2024	76,818	$5	$1,429,628	$5,592,100	12,696	$(970,340)	$(503,040)	$5,548,353	$2,604	$5,550,957
Net income (loss)	—	—	—	119,777	—	—	—	119,777	(6)	119,771
Other comprehensive income	—	—	—	—	—	—	140,697	140,697	—	140,697
Repurchase of common stock	—	—	—	—	10	(994)	—	(994)	—	(994)
Share-based compensation plans:
Non-vested shares awarded, net	197	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares and taxes paid related to net share settlement	—	—	—	—	47	(5,422)	—	(5,422)	—	(5,422)
Share-based compensation	—	—	5,870	—	—	—	—	5,870	—	5,870
Cash dividends on common stock	—	—	—	(36,468)	—	—	—	(36,468)	—	(36,468)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(33)	(33)
Balance, March 31, 2025	77,015	$5	$1,435,498	$5,675,409	12,753	$(976,756)	$(362,343)	$5,771,813	$2,565	$5,774,378
See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)	Three Months Ended
	March 31,
	2026	2025
Cash Flows From Operating Activities:
Net income	$155,720	$119,771
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	—	—
Change in fair value of mortgage servicing rights due to market assumption changes	(8,155)	7,240
Change in the fair value of mortgage servicing rights due to principal payments	10,153	5,918
Net unrealized losses (gains) from derivative contracts	(36,610)	49,111
Share-based compensation	5,787	5,870
Depreciation and amortization	27,206	27,284
Net amortization of discounts and premiums	(12,409)	(12,622)
Net losses (gains) on financial instruments and other losses (gains), net	216	725
Net loss (gain) on mortgage loans held for sale	(1,799)	(2,450)
Mortgage loans originated for sale	(230,858)	(159,816)
Proceeds from sale of mortgage loans held for sale	224,541	160,342
Capitalized mortgage servicing rights	(4,010)	(2,509)
Change in trading and fair value option securities	(335,403)	(952,339)
Change in receivables	(73,069)	4,337
Change in other assets	(45,681)	5,115
Change in other liabilities	75,693	764,282
Net cash provided by (used in) operating activities	(248,678)	20,259
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	64,048	63,116
Proceeds from maturities or redemptions of available-for-sale securities	650,700	553,866
Purchases of available-for-sale securities	(656,736)	(619,755)
Change in amount receivable on unsettled available-for-sale securities transactions	(787)	(34,926)
Loans originated, net of principal collected	(535,180)	443,789
Net proceeds from derivative asset contracts	(12,657)	(19,041)
Net change in restricted equity securities	(133,152)	90,986
Proceeds from disposition of assets	8,826	4,918
Purchases of assets	(35,733)	(48,223)
Net cash provided by (used in) investing activities	(650,671)	434,730
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits, and savings accounts	(845,684)	159,425
Net change in time deposits	87,726	(68,982)
Net change in other borrowed funds	2,219,770	(339,662)
Net payments on derivative liability contracts	(7,042)	19,835
Net change in derivative margin accounts	(766,425)	(290,126)
Change in amount due on unsettled available-for-sale securities transactions	13,501	89,399
Issuance of common and treasury stock, net	(10,564)	(5,422)
Repurchase of common stock	—	(994)
Dividends paid	(37,628)	(36,468)
Net cash provided by (used in) financing activities	653,654	(472,995)
Net increase (decrease) in cash and cash equivalents	(245,695)	(18,006)
Cash and cash equivalents at beginning of period	1,658,102	1,434,701
Cash and cash equivalents at end of period	$1,412,407	$1,416,695

Supplemental Cash Flow Information:
Cash paid for interest	$270,140	$302,067
Cash paid for federal taxes	—	—
Cash paid for state taxes	1,219	1,470
Net loans and bank premises transferred to repossessed real estate and other assets	4,694	—
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	11,548	19,736
Conveyance of other real estate owned guaranteed by U.S. government agencies	2,065	755
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

The unaudited consolidated financial statements include accounts of BOK Financial and its subsidiaries, principally BOKF, NA, BOK Financial Securities, Inc., BOK Financial Private Wealth, Inc., and Cavanal Hill Distributors, Inc. Operating divisions of BOKF, NA include Bank of Albuquerque, Bank of Oklahoma, Bank of Texas, and BOK Financial in Arizona, Arkansas, Colorado, and Kansas/Missouri. BOKF, NA also operates the TransFund electronic funds network, BOK Financial Mortgage, and Cavanal Hill Investment Management.

Certain reclassifications have been made to conform to the current period presentation.

The financial information should be read in conjunction with BOK Financial's 2025 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2025, have been derived from the audited financial statements included in BOK Financial's 2025 Form 10-K but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Newly Adopted and Pending Accounting Policies

Financial Accounting Standards Board

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

FASB ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

The FASB issued ASU 2025-05 on July 30, 2025, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. Under the practical expedient, entities may assume current conditions as of the balance sheet date remain unchanged for the remaining life of the asset when developing reasonable and supportable forecasts. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. Adoption of ASU 2025-05 did not have a material impact on the Company's financial statements or disclosures.

FASB ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software

The FASB issued ASU 2025-06 on September 18, 2025, which modernizes the accounting for internal-use software costs. This amendment eliminates accounting consideration of software project development stages and clarifies the threshold applied to begin capitalizing costs. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently assessing the impact ASU 2025-06 will have on its internal software costs.

FASB ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans

The FASB issued ASU 2025-08 on November 12, 2025, which clarifies and simplifies the accounting for credit losses on purchased loans under CECL, specifically how entities account for expected credit losses at acquisition and subsequent changes in those expectations. Under this new guidance, loans acquired without credit deterioration and deemed “seasoned” will be considered purchased seasoned loans and accounted for using the gross-up approach at acquisition (i.e., record the loan at its purchase price and separately record an allowance for expected credit losses). Seasoned loans include all loans acquired in a business combination that do not have “more-than-insignificant” deterioration of credit quality since origination, as well as loans purchased at least 90 days after origination where the purchaser was not involved in the origination of the loans. ASU 2025-08 is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently assessing the impact ASU 2025-08 will have on its purchased loans.

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

(2) Securities

Trading Securities

The fair value and net unrealized gain (loss) included in trading securities are as follows (in thousands):

	March 31, 2026		December 31, 2025
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government securities	$6,379	$1	$9,237	$(4)
Residential agency mortgage-backed securities	5,513,068	(8,039)	5,307,849	9,011
Municipal securities	84,981	(1,136)	39,233	10
Other trading securities	47,734	(190)	36,426	(25)
Total trading securities	$5,652,162	$(9,364)	$5,392,745	$8,992
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	March 31, 2026
	Amortized	Carrying	Fair	Gross Unrealized
	Cost	Value[1]	Value	Gain	Loss
Municipal securities	$73,334	$73,334	$74,429	$1,183	$(88)
Mortgage-backed securities:
Residential agency	1,689,222	1,613,987	1,479,984	72	(134,075)
Commercial agency	17,258	16,588	16,190	—	(398)
Other debt securities	16,013	16,013	15,287	—	(726)
Total investment securities	1,795,827	1,719,922	1,585,890	1,255	(135,287)
Allowance for credit losses	(191)	(191)	—	—	—
Investment securities, net of allowance	$1,795,636	$1,719,731	$1,585,890	$1,255	$(135,287)
1    Carrying value includes $76 million of net unrealized loss which remains in AOCI in the Consolidated Balance Sheets related to certain securities transferred during the second quarter of 2022 from the AFS securities portfolio to the investment securities portfolio.

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

The amortized cost and fair values of investment securities at March 31, 2026, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Carrying value	$44,448	$48,389	$13,098	$—	$105,935	1.98
Fair value	45,183	48,395	12,328	—	105,906
Residential mortgage-backed securities:
Carrying value[2]					$1,613,987
Fair value					1,479,984
Total investment securities:
Carrying value					$1,719,922
Fair value					1,585,890
1Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.2 years based upon current prepayment assumptions.

Temporarily Impaired Investment Securities
(Dollars in thousands):

	March 31, 2026
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	7	$1,541	$5	$3,613	$83	$5,154	$88
Mortgage-backed securities:
Residential agency	115	1,501	26	1,477,461	134,049	1,478,962	134,075
Commercial agency	2	—	—	16,190	398	16,190	398
Other debt securities	1	—	—	9,274	726	9,274	726
Total investment securities	125	$3,042	$31	$1,506,538	$135,256	$1,509,580	$135,287

	December 31, 2025
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	8	$6,566	$8	$3,613	$82	$10,179	$90
Mortgage-backed securities:
Residential agency	115	—	—	1,540,535	122,658	1,540,535	122,658
Commercial agency	2	—	—	16,186	330	16,186	330
Other debt securities	2	—	—	9,355	670	9,355	670
Total investment securities	127	$6,566	$8	$1,569,689	$123,740	$1,576,255	$123,748

Available-for-Sale Securities

The amortized cost and fair value of AFS securities are as follows (in thousands):

	March 31, 2026
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,000	$984	$—	$(16)
Municipal securities	181,371	175,123	—	(6,248)
Mortgage-backed securities:
Residential agency	9,710,464	9,631,722	67,045	(145,787)
Residential non-agency	736,201	717,068	10,487	(29,620)
Commercial agency	3,127,007	3,014,195	5,346	(118,158)
Other debt securities	500	473	—	(27)
Total available-for-sale securities	$13,756,543	$13,539,565	$82,878	$(299,856)

	December 31, 2025
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,001	$980	$—	$(21)
Municipal securities	190,917	184,273	—	(6,644)
Mortgage-backed securities:
Residential agency	9,593,919	9,598,627	121,838	(117,130)
Residential non-agency	712,126	696,028	11,774	(27,872)
Commercial agency	3,240,728	3,126,244	7,622	(122,106)
Other debt securities	500	473	—	(27)
Total available-for-sale securities	$13,739,191	$13,606,625	$141,234	$(273,800)

The amortized cost and fair values of AFS securities at March 31, 2026, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$411,265	$2,127,784	$316,397	$454,432	$3,309,878	4.82
Fair value	406,840	2,030,088	305,609	448,238	3,190,775
Residential mortgage-backed securities:
Amortized cost[2]					$10,446,665
Fair value					10,348,790
Total available-for-sale securities:
Amortized cost					$13,756,543
Fair value					13,539,565
1Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.2 years based upon current prepayment assumptions.

The Company had no sales of AFS securities for the three month periods ended March 31, 2026 and March 31, 2025.

The fair value of debt securities pledged as collateral for repurchase agreements, public trust funds on deposit, and for other purposes, as required by law, was $11.7 billion at March 31, 2026 and $11.5 billion at December 31, 2025. The secured parties do not have the right to sell or repledge these securities.

Temporarily Impaired Available-for-Sale Securities
(Dollars in thousands)

	March 31, 2026
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
U.S. Treasury	1	$—	$—	$984	$16	$984	$16
Municipal securities	74	1,023	1	160,375	6,247	161,398	6,248
Mortgage-backed securities:
Residential agency	713	2,626,090	25,092	1,989,493	120,695	4,615,583	145,787
Residential non-agency	40	149,964	1,377	360,280	28,243	510,244	29,620
Commercial agency	203	236,500	857	2,409,409	117,301	2,645,909	118,158
Other debt securities	1	—	—	473	27	473	27
Total available-for-sale securities	1,032	$3,013,577	$27,327	$4,921,014	$272,529	$7,934,591	$299,856

	December 31, 2025
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
U.S. Treasury	1	$—	$—	$980	$21	$980	$21
Municipal securities	86	1,028	2	180,696	6,642	181,724	6,644
Mortgage-backed securities:
Residential agency	584	741,581	2,373	2,333,685	114,757	3,075,266	117,130
Residential non-agency	31	27,957	16	413,783	27,856	441,740	27,872
Commercial agency	195	48,588	88	2,553,027	122,018	2,601,615	122,106
Other debt securities	1	—	—	473	27	473	27
Total available-for-sale securities	898	$819,154	$2,479	$5,482,644	$271,321	$6,301,798	$273,800

Based on evaluations of impaired securities as of March 31, 2026, the Company does not intend to sell any impaired AFS debt securities before fair value recovers to the current amortized cost, and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

Fair Value Option Securities

Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the Consolidated Balance Sheets. Changes in the fair value are recognized in earnings as they occur. Certain residential mortgage-backed securities and commercial mortgage-backed securities issued by U.S. government agencies and derivative contracts are held as an economic hedge of the MSR.

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	March 31, 2026		December 31, 2025
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)

Residential agency mortgage-backed securities	$165,706	$(2,513)	$102,096	$(556)
Commercial agency mortgage-backed securities	12,392	(117)	—	—
Total fair value option securities	$178,098	$(2,630)	$102,096	$(556)

(3) Derivatives

Derivative instruments may be used by the Company as part of its internal risk management programs or may be offered to customers. All derivative instruments are carried at fair value, and changes in fair value are reported in earnings as they occur. Credit risk is also considered in determining fair value. Deterioration in the credit rating of customer or other counterparties reduces the fair value of asset contracts. Deterioration of our credit rating could decrease the fair value of our derivative liabilities.

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

Internal Risk Management Programs

BOK Financial may use derivative contracts in managing its interest rate sensitivity as part of its economic hedge of the changes in the fair value of MSR. Changes in the fair value of derivative instruments used in managing interest rate sensitivity and as part of the economic hedge of changes in the fair value of MSR are included in Other operating revenue – Gain (loss) on derivatives, net in the Consolidated Statements of Earnings.

As discussed in Note 5, certain derivative contracts not designated as hedging instruments related to mortgage loan commitments and forward sales contracts are included in Residential mortgage loans held for sale on the Consolidated Balance Sheets. See Note 5 for additional discussion of notional, fair value, and impact on earnings of these contracts.

The following table summarizes the fair values of derivative contracts recorded as Derivative contracts, net assets and liabilities in the Consolidated Balance Sheets at March 31, 2026 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,997,778	$45,931	$(8,942)	$36,989	$(26,953)	$10,036
Energy contracts	6,766,141	1,120,942	(472,989)	647,953	(67,228)	580,725
Foreign exchange contracts	72,524	63,304	(5)	63,299	(771)	62,528
Equity option contracts	1,593	250	—	250	(50)	200
Total customer risk management programs	9,838,036	1,230,427	(481,936)	748,491	(95,002)	653,489
Trading	29,154,447	215,327	(87,475)	127,852	—	127,852
Internal risk management programs	125,282	1,669	(25)	1,644	—	1,644
Total derivative contracts	$39,117,765	$1,447,423	$(569,436)	$877,987	$(95,002)	$782,985

	Liabilities
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,997,778	$45,911	$(8,942)	$36,969	$—	$36,969
Energy contracts	6,867,903	1,106,053	(472,989)	633,064	(512,726)	120,338
Foreign exchange contracts	72,497	63,250	(5)	63,245	—	63,245
Equity option contracts	1,593	250	—	250	—	250
Total customer risk management programs	9,939,771	1,215,464	(481,936)	733,528	(512,726)	220,802
Trading	24,796,550	155,453	(87,475)	67,978	(10,700)	57,278
Internal risk management programs	576,503	4,535	(25)	4,510	—	4,510
Total derivative contracts	$35,312,824	$1,375,452	$(569,436)	$806,016	$(523,426)	$282,590
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following table summarizes the fair values of derivative contracts recorded as Derivative contracts, net assets and liabilities in the Consolidated Balance Sheets at December 31, 2025 (in thousands):

	Assets
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,869,346	$51,144	$(17,199)	$33,945	$(15,783)	$18,162
Energy contracts	6,245,552	605,067	(271,825)	333,242	(136,933)	196,309
Foreign exchange contracts	75,349	60,656	(10)	60,646	—	60,646
Equity option contracts	1,593	255	—	255	(50)	205
Total customer risk management programs	9,191,840	717,122	(289,034)	428,088	(152,766)	275,322
Trading	22,332,052	63,803	(38,524)	25,279	(1,629)	23,650
Internal risk management programs	586,991	1,854	(51)	1,803	—	1,803
Total derivative contracts	$32,110,883	$782,779	$(327,609)	$455,170	$(154,395)	$300,775

	Liabilities
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$2,869,346	$51,101	$(17,199)	$33,902	$(811)	$33,091
Energy contracts	6,299,141	576,627	(271,825)	304,802	(5,240)	299,562
Foreign exchange contracts	75,000	60,293	(10)	60,283	—	60,283
Equity option contracts	1,593	255	—	255	—	255
Total customer risk management programs	9,245,080	688,276	(289,034)	399,242	(6,051)	393,191
Trading	26,544,633	75,573	(38,524)	37,049	(34,056)	2,993
Internal risk management programs	89,972	1,440	(51)	1,389	—	1,389
Total derivative contracts	$35,879,685	$765,289	$(327,609)	$437,680	$(40,107)	$397,573
1    Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the Consolidated Statements of Earnings (in thousands):

	Three Months Ended
	March 31, 2026		March 31, 2025
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts	$1,133	$—	$741	$—
Energy contracts	6,652	—	7,610	—
Foreign exchange contracts	31	—	38	—
Equity option contracts	—	—	—	—
Total customer risk management programs	7,816	—	8,389	—
Trading[1]	65,808	—	(73,796)	—
Internal risk management programs	—	(4,374)	—	9,565
Total derivative contracts	$73,624	$(4,374)	$(65,407)	$9,565
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

Interest is accrued at the applicable interest rate on the outstanding principal amount. Loans are placed on nonaccruing status when, in the opinion of management, full collection of principal or interest is uncertain. Internally risk-graded loans are individually evaluated for nonaccruing status quarterly. Non-risk graded loans are generally placed on nonaccruing status when 90 days or more past due or within 60 days of being notified of the borrower's bankruptcy filing. Interest previously accrued but not collected is charged against interest income when the loan is placed on nonaccruing status. Accrued but not paid interest receivable is included in Receivables in the Consolidated Balance Sheets. Payments received on nonaccruing loans are applied to principal or recognized as interest income, according to management's judgment as to the collectability of principal. Loans may be returned to accruing status when, in the opinion of management, full collection of principal and interest, including principal previously charged off, is probable based on improvements in the borrower's financial condition or a sustained period of performance.

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

Performing loans may be renewed under the then-current collateral value, debt service ratio, and other underwriting standards. Nonaccruing loans may be renewed and will remain classified as nonaccruing.

Occasionally, loans, other than residential mortgage loans, may be held for sale in order to manage credit concentration. These loans are carried at the lower of cost or fair value, with gains or losses recognized in Other operating revenue - Other gains (losses), net in the Consolidated Statements of Earnings.

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

Portfolio segments of the loan portfolio are as follows (in thousands):

	March 31, 2026				December 31, 2025
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$3,498,856	$12,048,961	$25,266	$15,573,083	$3,494,944	$11,750,021	$36,102	$15,281,067
Commercial real estate	620,233	5,257,845	6,601	5,884,679	601,044	5,064,265	6,697	5,672,006
Loans to individuals	3,041,701	1,659,793	28,137	4,729,631	3,005,502	1,661,326	31,561	4,698,389
Total	$7,160,790	$18,966,599	$60,004	$26,187,393	$7,101,490	$18,475,612	$74,360	$25,651,462

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2026, outstanding commitments totaled $16.2 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management's credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At March 31, 2026, outstanding standby letters of credit totaled $617 million.

Allowances for Credit Losses and Accrual for Off-balance Sheet Credit Risk from Unfunded Loans Commitments

The allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments represent the portion of the amortized cost basis of loans and related unfunded commitments we do not expect to collect over the asset's contractual life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions. The appropriateness of the allowance for credit losses, including industry and product adjustments, is assessed quarterly by a senior management Allowance Committee. This review is based on an ongoing evaluation of the estimated expected credit losses in the portfolio and on unused commitments to provide financing. A well-documented methodology has been developed and is applied by an independent Credit Administration department to assure consistency across the Company.

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

General allowances estimate expected credit losses on pools of loans sharing similar risk characteristics that are expected to occur over the loan's estimated remaining life. The loan's estimated remaining life represents the contractual term adjusted for amortization, estimates of prepayments, and borrower-owned extension options. Approximately 90% of the committed dollars in the loan portfolio are risk-graded loans with general allowance model inputs that include probability of default, loss given default, and exposure at default. Probability of default is based on the migration of loans from performing to nonperforming using historical life of loan analysis periods. Loss given default is based on the aggregate losses incurred, net of estimated recoveries. Exposure at default represents an estimate of the outstanding amount of credit exposure at the time a default may occur.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit is summarized as follows (in thousands):

	Three Months Ended
	March 31, 2026
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$137,225	$86,120	$52,515	$275,860
Provision for loan losses	(875)	735	3,872	3,732
Loans charged off	(1,435)	—	(1,741)	(3,176)
Recoveries of loans previously charged off	704	18	581	1,303
Ending balance	$135,619	$86,873	$55,227	$277,719

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$19,723	$30,086	$1,462	$51,271
Provision for off-balance sheet credit risk	(1,779)	(4,324)	169	(5,934)
Ending balance	$17,944	$25,762	$1,631	$45,337

	Three Months Ended
	March 31, 2025
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$145,153	$91,072	$43,810	$280,035
Provision for loan losses	(855)	2,467	(1,948)	(336)
Loans charged off	(1,085)	—	(1,206)	(2,291)
Recoveries of loans previously charged off	292	185	709	1,186
Ending balance	$143,505	$93,724	$41,365	$278,594

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$18,046	$31,959	$1,635	$51,640
Provision for off-balance sheet credit risk	(1,879)	1,502	825	448
Ending balance	$16,167	$33,461	$2,460	$52,088

No provision for credit losses was necessary for the first quarter of 2026. The favorable impact of higher projected oil prices on our energy loan portfolio and improved credit quality was offset by loan growth and a slight downward revision to economic forecast assumptions compared to the prior quarter.

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at March 31, 2026, is as follows (in thousands):

	Collectively Measured for General Allowances		Individually Measured for Specific Allowances		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$15,547,817	$132,538	$25,266	$3,081	$15,573,083	$135,619
Commercial real estate	5,878,078	86,873	6,601	—	5,884,679	86,873
Loans to individuals	4,701,494	55,227	28,137	—	4,729,631	55,227
Total	$26,127,389	$274,638	$60,004	$3,081	$26,187,393	$277,719

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each measurement method at December 31, 2025, is as follows (in thousands):

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

Credit Quality Indicators

The Company utilizes risk grading as primary credit quality indicators as it influences the probability of default which is a key attribute in the expected credit losses calculation. Substantially all commercial as well as commercial real estate loans and certain loans to individuals are risk graded based on a quarterly evaluation of the borrowers' ability to repay the loans. Certain commercial loans and most loans to individuals are small, homogeneous pools that are not risk graded. The credit quality of these loans is based on past due days in accordance with regulatory guidelines.

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

The following table summarizes the Company’s loan portfolio at March 31, 2026, by the risk grade categories and vintage (in thousands):

	Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Healthcare
Pass	$155,216	$1,138,937	$472,763	$376,144	$731,332	$687,121	$229,654	$6	$3,791,173
Special Mention	—	—	—	—	9,145	92	4	—	9,241
Accruing Substandard	175	1,493	9,048	37,340	3,761	82,394	—	—	134,211
Nonaccrual	—	—	1,188	14,850	—	5,100	—	—	21,138
Total healthcare	155,391	1,140,430	482,999	428,334	744,238	774,707	229,658	6	3,955,763
Services
Pass	171,749	628,978	420,476	453,455	371,438	799,631	939,073	413	3,785,213
Special Mention	—	980	3,098	1,151	—	21,941	67,320	—	94,490
Accruing Substandard	—	5,783	210	7,118	1,397	5,359	1,103	—	20,970
Nonaccrual	—	393	29	—	838	—	—	—	1,260
Total services	171,749	636,134	423,813	461,724	373,673	826,931	1,007,496	413	3,901,933
Loans charged off, year-to-date	—	—	—	—	—	—	1,043	—	1,043
Energy
Pass	30,815	125,973	55,855	43,546	10,128	13,926	2,725,450	—	3,005,693
Total energy	30,815	125,973	55,855	43,546	10,128	13,926	2,725,450	—	3,005,693
Mortgage finance
Pass	—	7,553	—	14,386	—	—	206,303	—	228,242
Total mortgage finance	—	7,553	—	14,386	—	—	206,303	—	228,242
General business
Pass	192,261	818,635	352,154	322,276	177,623	463,486	2,031,723	1,176	4,359,334
Special Mention	542	15,137	2,334	13,452	3,455	8,574	39,428	156	83,078
Accruing Substandard	3,035	14,789	3,692	5,488	4,452	1,799	2,917	—	36,172
Nonaccrual	—	—	—	—	—	2,797	62	9	2,868
Total general business	195,838	848,561	358,180	341,216	185,530	476,656	2,074,130	1,341	4,481,452
Loans charged off, year-to-date	6	—	—	—	—	—	386	—	392
Total commercial	553,793	2,758,651	1,320,847	1,289,206	1,313,569	2,092,220	6,243,037	1,760	15,573,083

	Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial real estate:
Pass	221,026	1,086,536	1,022,175	437,206	1,532,095	1,393,964	109,487	—	5,802,489
Special Mention	—	—	1,514	17,219	6,378	2,166	—	—	27,277
Accruing Substandard	29	—	482	—	1,065	46,736	—	—	48,312
Nonaccrual	—	—	—	—	—	6,601	—	—	6,601
Total commercial real estate	221,055	1,086,536	1,024,171	454,425	1,539,538	1,449,467	109,487	—	5,884,679

Loans to individuals:
Residential mortgage
Pass	131,859	542,791	378,919	245,780	239,314	706,700	477,756	31,967	2,755,086
Special Mention	—	—	—	92	137	5,313	803	1,153	7,498
Accruing Substandard	—	—	—	74	—	27	266	1,008	1,375
Nonaccrual	—	299	1,345	2,514	1,920	8,262	5,099	736	20,175
Total residential mortgage	131,859	543,090	380,264	248,460	241,371	720,302	483,924	34,864	2,784,134
Loans charged off, year-to-date	—	—	—	—	—	3	—	—	3
Residential mortgage guaranteed by U.S. government agencies
Pass	—	2,210	7,935	12,458	8,617	121,266	—	—	152,486
Nonaccrual	—	—	—	—	—	7,768	—	—	7,768
Total residential mortgage guaranteed by U.S. government agencies	—	2,210	7,935	12,458	8,617	129,034	—	—	160,254
Personal
Pass	65,191	467,124	180,573	189,447	126,524	283,839	465,619	68	1,778,385
Special Mention	—	58	25	4	4	31	1,216	—	1,338
Accruing Substandard	—	5,276	—	—	—	12	38	—	5,326
Nonaccrual	—	—	48	2	8	136	—	—	194
Total personal	65,191	472,458	180,646	189,453	126,536	284,018	466,873	68	1,785,243
Loans charged off, year-to-date[1]	1,191	18	—	29	1	—	499	—	1,738
Total loans to individuals	197,050	1,017,758	568,845	450,371	376,524	1,133,354	950,797	34,932	4,729,631
Total loans	$971,898	$4,862,945	$2,913,863	$2,194,002	$3,229,631	$4,675,041	$7,303,321	$36,692	$26,187,393
1    Includes charge-offs on deposit overdrafts, which are generally charged off at 60 days past due.

The following table summarizes the Company's loan portfolio at December 31, 2025, by the risk grade categories and vintage (in thousands):

	Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Healthcare
Pass	$1,110,851	$460,630	$413,197	$744,765	$298,992	$546,567	$226,298	$9	$3,801,309
Special Mention	—	—	—	43,576	96	—	5	—	43,677
Accruing Substandard	181	9,589	37,492	4,144	5,170	83,156	—	—	139,732
Nonaccrual	—	—	14,850	—	—	8,638	2	—	23,490
Total healthcare	1,111,032	470,219	465,539	792,485	304,258	638,361	226,305	9	4,008,208
Loans charged off, year-to-date	—	—	—	—	31	—	—	—	31
Services
Pass	693,147	462,642	488,381	393,685	265,346	612,098	865,163	491	3,780,953
Special Mention	1,071	4,369	428	—	—	20,011	76,565	—	102,444
Accruing Substandard	4,595	218	9,857	1,421	2,136	3,404	754	—	22,385
Nonaccrual	446	29	—	864	—	—	4,796	—	6,135
Total services	699,259	467,258	498,666	395,970	267,482	635,513	947,278	491	3,911,917
Loans charged off, year-to-date	—	—	—	—	—	—	4,147	21	4,168
Energy
Pass	147,840	58,798	44,882	10,479	2,297	19,500	2,598,446	—	2,882,242
Total energy	147,840	58,798	44,882	10,479	2,297	19,500	2,598,446	—	2,882,242
Loans charged off, year-to-date	—	—	—	—	—	—	94	—	94
Mortgage finance:
Pass	—	—	—	—	—	—	177,765	—	177,765
Total mortgage finance	—	—	—	—	—	—	177,765	—	177,765
General business
Pass	845,421	389,679	424,859	179,660	139,664	318,834	1,888,938	1,369	4,188,424
Special Mention	24,882	1,480	6,920	4,288	7,070	2,099	40,873	106	87,718
Accruing Substandard	641	4,338	4,416	5,441	1,466	—	2,014	—	18,316
Nonaccrual	—	—	1,445	2,163	72	2,787	—	10	6,477
Total general business	870,944	395,497	437,640	191,552	148,272	323,720	1,931,825	1,485	4,300,935
Loans charged off, year-to-date	14	—	132	—	—	—	826	109	1,081
Total commercial	2,829,075	1,391,772	1,446,727	1,390,486	722,309	1,617,094	5,881,619	1,985	15,281,067

	Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial real estate:
Pass	948,049	939,354	476,954	1,670,158	671,080	777,510	107,199	—	5,590,304
Special Mention	—	—	—	6,405	—	3,949	—	—	10,354
Accruing Substandard	—	484	—	4,971	29,324	29,872	—	—	64,651
Nonaccrual	—	—	—	—	—	6,697	—	—	6,697
Total commercial real estate	948,049	939,838	476,954	1,681,534	700,404	818,028	107,199	—	5,672,006
Loans charged off, year-to-date	—	—	—	126	—	—	—	—	126

Loans to individuals:
Residential mortgage
Pass	564,508	404,186	265,734	250,169	280,232	452,195	458,006	29,190	2,704,220
Special Mention	—	—	—	140	10	5,387	1,628	1,298	8,463
Accruing Substandard	—	—	72	—	—	12	385	—	469
Nonaccrual	95	1,333	1,314	1,594	1,402	7,280	4,465	780	18,263
Total residential mortgage	564,603	405,519	267,120	251,903	281,644	464,874	464,484	31,268	2,731,415
Loans charged off, year-to-date	—	38	48	—	—	56	178	—	320
Residential mortgage guaranteed by U.S. government agencies
Pass	776	3,676	9,453	8,486	2,801	124,581	—	—	149,773
Nonaccrual	—	—	398	265	—	7,923	—	—	8,586
Total residential mortgage guaranteed by U.S. government agencies	776	3,676	9,851	8,751	2,801	132,504	—	—	158,359
Personal
Pass	489,188	188,899	201,427	140,602	101,967	197,075	476,829	282	1,796,269
Special Mention	22	18	46	17	16	4	1,182	—	1,305
Accruing Substandard	6,186	12	—	2	—	129	—	—	6,329
Nonaccrual	7	56	4,627	9	12	1	—	—	4,712
Total personal	495,403	188,985	206,100	140,630	101,995	197,209	478,011	282	1,808,615
Loans charged off, year-to-date[1]	4,325	87	24	19	—	5	25	—	4,485
Total loans to individuals	1,060,782	598,180	483,071	401,284	386,440	794,587	942,495	31,550	4,698,389
Total loans	$4,837,906	$2,929,790	$2,406,752	$3,473,304	$1,809,153	$3,229,709	$6,931,313	$33,535	$25,651,462
1    Includes charge-offs on deposit overdrafts, which are generally charged off at 60 days past due.

Nonaccruing Loans

A summary of nonaccruing loans at March 31, 2026, follows (in thousands):

	As of March 31, 2026
	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Healthcare	$21,138	$14,850	$6,288	$331
Services	1,260	1,260	—	—
General business	2,868	118	2,750	2,750
Total commercial	25,266	16,228	9,038	3,081

Commercial real estate	6,601	6,601	—	—

Loans to individuals:
Residential mortgage	20,175	20,175	—	—
Residential mortgage guaranteed by U.S. government agencies	7,768	7,768	—	—
Personal	194	194	—	—
Total loans to individuals	28,137	28,137	—	—

Total	$60,004	$50,966	$9,038	$3,081

The majority of our nonaccruing loans are considered collateral dependent where repayment is expected to be provided through operation or sale of the collateral. Nonaccruing commercial and commercial real estate loans are primarily secured by commercial real estate and nonaccruing residential mortgage loans are secured by residential real estate.

A summary of nonaccruing loans at December 31, 2025, follows (in thousands):

	As of December 31, 2025
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

Loan Modifications to Borrowers Experiencing Financial Difficulty

For the three months ended March 31, 2026, the Company had $30 million of loan modifications to borrowers experiencing financial difficulty including $16 million of commercial real estate loans and $9.2 million of healthcare loans. Modifications generally consist of interest rate reductions, other than insignificant payment delays, term extensions, or a combination thereof. The majority of loan modifications during the three month ended March 31, 2026 were term extensions. During the three months ended March 31, 2026, $4.2 million of loans that were modified in the previous twelve months defaulted. Approximately $3.3 million of these defaults were related to combination modifications to residential mortgage loans guaranteed by U.S. government agencies. A payment default is defined as being 30 or more days past due after modification.

For the three months ended March 31, 2025, the Company had $3.3 million of loan modifications to borrowers experiencing financial difficulty. Approximately $2.6 million were combination modifications to residential mortgage loans guaranteed by U.S. government agencies. During the three months ended March 31, 2025, $6.4 million of loans that were modified in the previous twelve months defaulted. Approximately $5.9 million of these defaults were related to combination modifications to residential mortgage loans guaranteed by U.S. government agencies.

Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans, as modified for short-term payment deferral forbearance.

A summary of loans currently performing and past due as of March 31, 2026, is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Healthcare	$3,935,813	$—	$—	$19,950	$3,955,763	$—
Services	3,901,776	100	28	29	3,901,933	—
Energy	3,005,693	—	—	—	3,005,693	—
Mortgage finance	228,242	—	—	—	228,242	—
General business	4,474,908	1,450	247	4,847	4,481,452	2,097
Total commercial	15,546,432	1,550	275	24,826	15,573,083	2,097

Commercial real estate	5,878,078	—	—	6,601	5,884,679	—

Loans to individuals:
Residential mortgage	2,761,898	16,182	843	5,211	2,784,134	314
Residential mortgage guaranteed by U.S. government agencies	48,337	27,087	—	84,830	160,254	81,958
Personal	1,782,318	1,339	1,460	126	1,785,243	—
Total loans to individuals	4,592,553	44,608	2,303	90,167	4,729,631	82,272

Total	$26,017,063	$46,158	$2,578	$121,594	$26,187,393	$84,369

A summary of loans currently performing and past due as of December 31, 2025, is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Healthcare	$3,984,720	$—	$—	$23,488	$4,008,208	$—
Services	3,903,616	3,476	4,796	29	3,911,917	—
Energy	2,882,242	—	—	—	2,882,242	—
Mortgage finance	177,765	—	—	—	177,765	—
General business	4,291,391	5,702	3,842	—	4,300,935	—
Total commercial	15,239,734	9,178	8,638	23,517	15,281,067	—

Commercial real estate	5,664,492	817	—	6,697	5,672,006	—

Loans to individuals:
Residential mortgage	2,714,617	8,570	2,182	6,046	2,731,415	—
Residential mortgage guaranteed by U.S. government agencies	47,950	17,975	11,377	81,057	158,359	76,535
Personal	1,799,975	3,463	551	4,626	1,808,615	—
Total loans to individuals	4,562,542	30,008	14,110	91,729	4,698,389	76,535

Total	$25,466,768	$40,003	$22,748	$121,943	$25,651,462	$76,535

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

The unpaid principal balance of RMHFS, notional amounts of derivative contracts related to residential mortgage loan commitments, and forward contract sales and their related fair values included in Residential mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	March 31, 2026		December 31, 2025
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$102,250	$101,249	$93,110	$93,133
Residential mortgage loan commitments	83,674	2,348	49,048	1,729
Forward sales contracts	147,000	1,276	100,500	(232)
		$104,873		$94,630

No RMHFS were 90 days or more past due or considered impaired as of March 31, 2026, or December 31, 2025. No credit losses were recognized on RMHFS for the three month period ended March 31, 2026, and 2025.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Production revenue:
Net realized gains on sale of mortgage loans	$2,823	$1,456
Net change in unrealized gain (loss) on mortgage loans held for sale	(1,024)	994
Net change in the fair value of mortgage loan commitments	619	1,029
Net change in the fair value of forward sales contracts	1,508	(850)
Total mortgage production revenue	3,926	2,629
Servicing revenue	17,037	17,186
Total mortgage banking revenue	$20,963	$19,815

Mortgage production revenue includes gain (loss) on RMHFS, changes in the fair value of derivative contracts not designated as hedging instruments related to residential mortgage loan commitments, and forward sales contracts. Servicing revenue includes servicing fee income and late charges on loans serviced for others.

Residential Mortgage Servicing

Mortgage servicing rights may be originated or purchased. Both originated and purchased MSR are initially recognized at fair value. The Company has elected to carry all MSR at fair value. Changes in the fair value are recognized in earnings as they occur. The unpaid principal balance of loans serviced for others is the primary driver of servicing revenue.

The following represents a summary of mortgage servicing rights (dollars in thousands):

	March 31, 2026	December 31, 2025
Number of residential mortgage loans serviced for others	123,658	123,263
Outstanding principal balance of residential mortgage loans serviced for others	$21,989,466	$21,760,414
Weighted average interest rate	3.85%	3.83%
Remaining term (in months)	269	270

The following represents activity in capitalized mortgage servicing rights (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning Balance	$322,724	$338,145
Additions	4,010	2,509
Acquisitions	8,645	14,615
Change in fair value due to principal payments	(10,153)	(5,918)
Change in fair value due to market assumption changes	8,155	(7,240)
Ending Balance	$333,381	$342,111

Changes in the fair value of MSR due to market assumption changes are included in Other operating revenue in the Consolidated Statements of Earnings. Changes in fair value due to principal payments are included in Mortgage banking costs.

MSR are not traded in active markets. Fair value is determined by discounting the projected net cash flows. Significant market assumptions used to determine fair value based on significant unobservable inputs were as follows:

	March 31, 2026	December 31, 2025
Discount rate – risk-free rate plus a market premium	9.42%	9.31%
Prepayment rate – based upon loan interest rate, original term, and loan type	6.93%	7.07%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$73 - $94	$73 - $94
Delinquent loans	$150 - $500	$150 - $500
Loans in foreclosure	$875 - $6,000	$875 - $6,000
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	3.82%	3.66%
Primary/secondary mortgage rate spread	125 bps	128 bps
Delinquency rate	2.10%	2.28%

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

On January 23, 2024, Visa, Inc. stockholders approved an exchange offer which provided holders of Class B-1 shares an option to convert up to 50% of its Class B-1 shares to Visa Class B-2 shares and Visa C shares, and subsequently to freely transferable Visa A common shares, subject to certain restrictions and holding period requirements (the "2024 Exchange Offer").

BOK Financial currently owns 126,116 Visa Class B-2 shares. As a condition of participating in the 2024 Exchange Offer, the Company entered into a Makewhole Agreement (the "2024 Makewhole Agreement") with Visa that provides for cash payments to Visa to the extent, if any, that future adjustments to the conversion ratio for the Visa Class B-2 common stock to Class A common stock cause such ratio to fall below zero. Currently, Visa Class B-2 common stock is convertible under certain circumstances into Visa’s publicly traded Class A common stock at a rate of 1.5075 shares of Class A common stock for each Visa B-2 share, subject to adjustment. Changes to the conversion ratio occur when Visa deposits funds into a litigation escrow fund established by Visa to pay settlements for certain covered litigation that pre-dated Visa’s initial public offering, for which Visa has been effectively indemnified by Visa USA members through reductions to the conversion ratio for its Class B-1 common stock. The purpose of the 2024 Makewhole Agreement is to preserve the economic benefit of these adjustments to the Class B-1 conversion ratio for the benefit of Visa’s Class A and Class C common stockholders following the exchange. As further described in Visa’s related Issuer Tender Offer Statement on Schedule TO and Prospectus, each dated April 8, 2024 and publicly filed with the U.S. SEC, both the 2024 Makewhole Agreement and the related escrow fund and transfer restrictions on Visa’s Class B-1 common stock and the Class B-2 common stock will terminate whenever the covered litigation is ultimately resolved, at which future date outstanding shares of Visa Class B-2 common stock will be convertible into shares of its Class A common stock at the then-applicable conversion ratio.

On April 13, 2026, Visa, Inc. initiated its first successive Exchange Offer (the "Exchange Offer") for holders of Class B-1 or Class B-2 shares (collectively, "Class B shares") to exchange Class B shares for a combination of Visa Class B-3 common shares and Visa Class C common shares, subject to holding periods and certain other conditions contained in the Exchange Offer. The Exchange Offer opened on April 13, 2026, and is scheduled to expire at the end of the day on May 8, 2026. The Company tendered its Class B-2 Visa shares under the Exchange Offer and expects to receive 63,058 newly issued Class B-3 shares subject to the same restrictions on transfer and conversion that applied to Class B-2 shares. The Company also expects to receive 23,760 Class C shares which are convertible into 95,040 Visa Class A common shares upon expiration of the Exchange Offer. Receipt of such shares is contingent on Visa's acceptance of the tendered Class B-2 shares. The Company also entered into a Makewhole Agreement (the "2026 Makewhole Agreement"). As further described in Visa’s related Issuer Tender Offer Statement on Schedule TO and Prospectus, each dated April 13, 2026 and publicly filed with the U. S. Securities and Exchange Commission, holders of Visa B shares who are subject to multiple Makewhole Agreements are only obligated to reimburse Visa under a Makewhole Agreement that corresponds to one class of Class B common stock at any given time. Both the 2026 and 2024 Makewhole Agreements and the related escrow fund and transfer restrictions on Visa’s Class B shares will terminate whenever the covered litigation is ultimately resolved, at which future date outstanding shares of Visa Class B shares will be convertible into shares of its Class A common stock at the then-applicable conversion ratio. Conversion of Class B shares would not reduce our proportionate share of the covered litigation losses which may dilute our remaining Class B shares if the escrow fund is not adequate to cover final litigation costs.

On June 24, 2015, BOKF, NA received a complaint that an employee had colluded with a bond issuer and an individual in misusing revenues pledged to municipal bonds for which BOKF, NA served as trustee under the bond indenture. The Company conducted an investigation and concluded that employees in one of its Corporate Trust offices had, with respect to a single group of affiliated bond issuances, violated Company policies and procedures. The relationship manager was terminated. The Company reported the circumstances to, and cooperated with an investigation by, the SEC. On September 7, 2016, BOKF, NA agreed to, and the SEC entered, a consent order finding that BOKF, NA had violated Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act and required BOKF, NA to disgorge $1,067,721 of fees and pay a civil penalty of $600,000. BOKF, NA disgorged the fees and paid the penalty. On August 26, 2016, BOKF, NA was sued in the United States District Court for New Jersey by two bondholders in a putative class action alleging BOKF, NA participated in the fraudulent sale of securities by the principals. On March 12, 2026, the Court lifted the stay for the limited purpose of allowing Defendants to file dispositive Motions which are due May 7, 2026.

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

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings, will not have a material effect on the Company's financial condition, results of operations, or cash flows.

Alternative Investment Commitments

The Company invests in several tax credit entities and other funds as permitted by banking regulations. Consolidation of these investments is based on the variable interest model.

At March 31, 2026, the Company had $449 million in interests in various alternative investments generally consisting of unconsolidated limited partnership interests in entities for which investment return is in the form of low income housing tax credits or other investments in merchant banking activities. These investments are recognized in Other assets on the Consolidated Balance Sheets. This investment balance also includes $134 million of unfunded commitments included in Other liabilities on the Consolidated Balance Sheets.

(7) Shareholders' Equity

On May 5, 2026, the Company declared a quarterly cash dividend of $0.63 per common share payable on or about May 27, 2026, to shareholders of record as of May 13, 2026.

Dividends declared were $0.63 per share during the three months ended March 31, 2026, and $0.57 per share during the three months ended March 31, 2025.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available-for-Sale Securities	Investment Securities Transferred from AFS	Total
Balance, Dec. 31, 2024	$(412,348)	$(90,692)	$(503,040)
Net change in unrealized gain (loss)	173,828	—	173,828
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	—	9,444	9,444
Other comprehensive income (loss), before income taxes	173,828	9,444	183,272
Federal and state income taxes	40,476	2,099	42,575
Other comprehensive income (loss), net of income taxes	133,352	7,345	140,697
Balance, March 31, 2025	$(278,996)	$(83,347)	$(362,343)

Balance, Dec. 31, 2025	$(102,569)	$(63,601)	$(166,170)
Net change in unrealized gain (loss)	(84,412)	—	(84,412)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	—	7,376	7,376
Other comprehensive income (loss), before income taxes	(84,412)	7,376	(77,036)
Federal and state income taxes	(19,947)	1,743	(18,204)
Other comprehensive income (loss), net of income taxes	(64,465)	5,633	(58,832)
Balance, March 31, 2026	$(167,034)	$(57,968)	$(225,002)

(8) Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$155,766	$119,777
Less: Earnings allocated to participating securities	1,086	1,267
Income available to common shareholders - basic and diluted	$154,680	$118,510

Denominator:
Weighted average shares outstanding - basic and diluted	60,033,282	63,547,510

Basic and diluted earnings per share	$2.58	$1.86

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

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2026 is as follows (in thousands):

	Commercial Banking	Consumer Banking	Wealth Management	Segment Total	Funds Management and Other	BOK Financial Corporation
Net interest income from external sources	$241,317	$17,788	$19,867	$278,972	$63,582	$342,554
Net interest income (expense) from internal sources	(67,844)	38,201	23,107	(6,536)	6,536	—
Net interest income	173,473	55,989	42,974	272,436	70,118	342,554
Net loans charged off and provision for credit losses	400	1,508	496	2,404	(2,404)	—
Net interest income after provision for credit losses	173,073	54,481	42,478	270,032	72,522	342,554
Other operating revenue	60,068	42,866	110,387	213,321	(2,053)	211,268
Personnel expense	51,267	25,466	69,413	146,146	65,028	211,174
Non-personnel expense	31,041	38,027	28,756	97,824	45,168	142,992
Total other operating expense	82,308	63,493	98,169	243,970	110,196	354,166
Corporate allocations	16,046	14,686	17,155	47,887	(47,887)	—
Net income before taxes	$134,787	$19,168	$37,541	$191,496	$8,160	$199,656

Average assets	$22,679,465	$8,452,393	$11,370,683	$42,502,541	$10,620,468	$53,123,009

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2025 is as follows (in thousands):

	Commercial Banking	Consumer Banking	Wealth Management	Segment Total	Funds Management and Other	BOK Financial Corporation
Net interest income from external sources	$231,423	$8,740	$13,942	$254,105	$62,146	$316,251
Net interest income (expense) from internal sources	(53,165)	48,512	30,560	25,907	(25,907)	—
Net interest income	178,258	57,252	44,502	280,012	36,239	316,251
Net loans charged off and provision for credit losses	148	1,517	(8)	1,657	(1,657)	—
Net interest income after provision for credit losses	178,110	55,735	44,510	278,355	37,896	316,251
Other operating revenue	55,521	39,058	96,336	190,915	(4,874)	186,041
Personnel expense	49,574	25,837	67,245	142,656	71,529	214,185
Non-personnel expense	28,906	31,399	27,021	87,326	46,018	133,344
Total other operating expense	78,480	57,236	94,266	229,982	117,547	347,529
Corporate allocations	17,055	15,435	13,854	46,344	(46,344)	—
Net income before taxes	$138,096	$22,122	$32,726	$192,944	$(38,181)	$154,763

Average assets	$21,400,745	$8,201,821	$11,367,435	$40,970,001	$10,016,902	$50,986,903

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

Mortgage banking revenue includes revenues recognized in conjunction with the origination, marketing, and servicing of conventional and government-sponsored residential mortgage loans. Mortgage production revenue includes net realized gains (losses) on sales of residential mortgage loans in the secondary market and the net change in unrealized gains (losses) on RMHFS. Mortgage production revenue also includes changes in the fair value of derivative contracts not designated as hedging instruments related to residential mortgage loan commitments and forward sales contracts. Mortgage servicing revenue includes servicing fee income and late charges on loans serviced for others.

Fees and commissions revenue by reportable segment and primary service line is as follows for the three months ended March 31, 2026 (in thousands):

	Commercial Banking	Consumer Banking	Wealth Management	Funds Management & Other	BOK Financial Corporation	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$19,313	$—	$19,313	$19,313	$—
Customer hedging revenue	4,138	—	4,584	(906)	7,816	7,816	—
Retail brokerage revenue	—	—	6,314	—	6,314	—	6,314
Investment banking revenue	4,477	—	5,686	—	10,163	4,477	5,686
Brokerage and trading revenue	8,615	—	35,897	(906)	43,606	31,606	12,000
TransFund EFT network revenue	25,144	915	(15)	—	26,044	—	26,044
Merchant services revenue	2,433	8	—	—	2,441	—	2,441
Corporate card revenue	2,391	—	1,089	—	3,480	—	3,480
Transaction card revenue	29,968	923	1,074	—	31,965	—	31,965
Personal trust revenue	—	—	28,449	—	28,449	—	28,449
Corporate trust revenue	—	—	11,759	—	11,759	—	11,759
Institutional trust & retirement plan services revenue	—	—	19,543	—	19,543	—	19,543
Investment management services and other revenue	—	—	6,730	—	6,730	—	6,730
Fiduciary and asset management revenue	—	—	66,481	—	66,481	—	66,481
Commercial account service charge revenue	17,807	581	711	—	19,099	—	19,099
Overdraft fee revenue	32	5,788	36	2	5,858	—	5,858
Check card revenue	—	5,819	—	—	5,819	—	5,819
Automated service charge and other deposit fee revenue	203	1,194	45	—	1,442	—	1,442
Deposit service charges and fees	18,042	13,382	792	2	32,218	—	32,218
Mortgage production revenue	—	3,926	—	—	3,926	3,926	—
Mortgage servicing revenue	—	18,062	—	(1,025)	17,037	17,037	—
Mortgage banking revenue	—	21,988	—	(1,025)	20,963	20,963	—
Other revenue	2,385	4,644	6,180	1,335	14,544	7,740	6,804
Total fees and commissions revenue	$59,010	$40,937	$110,424	$(594)	$209,777	$60,309	$149,468
1     Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.
2    In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the three months ended March 31, 2025 (in thousands):

	Commercial Banking	Consumer Banking	Wealth Management	Funds Management & Other	BOK Financial Corporation	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$8,107	$—	$8,107	$8,107	$—
Customer hedging revenue	4,518	—	4,046	(175)	8,389	8,389	—
Retail brokerage revenue	—	—	4,959	—	4,959	—	4,959
Investment banking revenue	3,211	—	6,402	—	9,613	3,191	6,422
Brokerage and trading revenue	7,729	—	23,514	(175)	31,068	19,687	11,381
TransFund EFT network revenue	22,103	678	(17)	—	22,764	—	22,764
Merchant services revenue	2,173	8	—	—	2,181	—	2,181
Corporate card revenue	1,871	—	174	102	2,147	—	2,147
Transaction card revenue	26,147	686	157	102	27,092	—	27,092
Personal trust revenue	—	—	25,556	—	25,556	—	25,556
Corporate trust revenue	—	—	11,109	—	11,109	—	11,109
Institutional trust & retirement plan services revenue	—	—	18,986	—	18,986	—	18,986
Investment management services and other revenue	—	—	5,321	—	5,321	—	5,321
Fiduciary and asset management revenue	—	—	60,972	—	60,972	—	60,972
Commercial account service charge revenue	16,623	574	622	—	17,819	—	17,819
Overdraft fee revenue	32	5,282	52	—	5,366	—	5,366
Check card revenue	—	5,615	—	—	5,615	—	5,615
Automated service charge and other deposit fee revenue	250	1,168	57	—	1,475	—	1,475
Deposit service charges and fees	16,905	12,639	731	—	30,275	—	30,275
Mortgage production revenue	—	2,629	—	—	2,629	2,629	—
Mortgage servicing revenue	—	18,009	—	(823)	17,186	17,186	—
Mortgage banking revenue	—	20,638	—	(823)	19,815	19,815	—
Other revenue	4,376	2,832	10,962	(3,276)	14,894	8,369	6,525
Total fees and commissions revenue	$55,157	$36,795	$96,336	$(4,172)	$184,116	$47,871	$136,245
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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the three months ended March 31, 2026, and 2025, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the three months ended March 31, 2026, and 2025 were immaterial.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments, and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at March 31, 2026, or December 31, 2025.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of March 31, 2026 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government securities	$6,379	$—	$6,379	$—
Residential agency mortgage-backed securities	5,513,068	—	5,513,068	—
Municipal securities	84,981	—	84,981	—
Other trading securities	47,734	—	47,734	—
Total trading securities	5,652,162	—	5,652,162	—
Available-for-sale securities:
U.S. Treasury securities	984	984	—	—
Municipal securities	175,123	—	175,123	—
Residential agency mortgage-backed securities	9,631,722	—	9,631,722	—
Residential non-agency mortgage-backed securities	717,068	—	717,068	—
Commercial agency mortgage-backed securities	3,014,195	—	3,014,195	—
Other debt securities	473	—	—	473
Total available-for-sale securities	13,539,565	984	13,538,108	473
Fair value option securities:
Residential agency mortgage-backed securities	165,706	—	165,706	—
Commercial agency mortgage-backed securities	12,392	—	12,392	—
Total fair value option securities	178,098	—	178,098	—
Residential mortgage loans held for sale[1]	104,873	—	97,972	6,901
Mortgage servicing rights, net[2]	333,381	—	—	333,381
Derivative contracts, net of cash margin[3]	782,985	1,474	781,511	—
Liabilities:
Derivative contracts, net of cash margin[3]	$282,590	$3,250	$279,340	$—
1Residential mortgage loans held for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards and are valued at 83.36% of the unpaid principal balance.
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

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of December 31, 2025 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government securities	$9,237	$—	$9,237	$—
Residential agency mortgage-backed securities	5,307,849	—	5,307,849	—
Municipal securities	39,233	—	39,233	—
Other trading securities	36,426	—	36,426	—
Total trading securities	5,392,745	—	5,392,745	—
Available-for-sale securities:
U.S. Treasury securities	980	980	—	—
Municipal securities	184,273	—	184,273	—
Residential agency mortgage-backed securities	9,598,627	—	9,598,627	—
Residential non-agency mortgage-backed securities	696,028	—	696,028	—
Commercial agency mortgage-backed securities	3,126,244	—	3,126,244	—
Other debt securities	473	—	—	473
Total available-for-sale securities	13,606,625	980	13,605,172	473
Fair value option securities — Residential agency mortgage-backed securities	102,096	—	102,096	—
Residential mortgage loans held for sale[1]	94,630	—	88,335	6,295
Mortgage servicing rights, net[2]	322,724	—	—	322,724
Derivative contracts, net of cash margin[3]	300,775	1,022	299,753	—
Liabilities:
Derivative contracts, net of cash margin[3]	$397,573	$12	$397,561	$—
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

Following is a description of the Company's valuation methodologies used for assets and liabilities measured on a recurring basis:
Securities

The fair values of trading, AFS, and fair value option securities are based on quoted prices for identical instruments in active markets, when available. If quoted prices for identical instruments are not available, fair values are based on significant other observable inputs such as quoted prices of comparable instruments or interest rates and credit spreads, yield curves, volatilities, prepayment speeds, and loss severities. The Company has elected to carry all residential mortgage-backed securities guaranteed by U.S. government agencies held as economic hedges against changes in the fair value of MSR at fair value with changes in the fair value recognized in earnings.

The fair value of certain AFS and held-to-maturity municipal and other debt securities may be based on significant unobservable inputs. These significant unobservable inputs include limited observed trades, projected cash flows, current credit rating of the issuers and, when applicable, the insurers of the debt and observed trades of similar debt. Discount rates are primarily based on reference to interest rate spreads on comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies adjusted for a lack of trading volume. Significant unobservable inputs are developed by investment securities professionals involved in the active trading of similar securities. A summary of significant inputs used to value these securities follows. A management committee composed of senior members from the Company's Corporate Treasury, Risk Management, and Finance departments assesses the appropriateness of these inputs quarterly.

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

Residential Mortgage Loans Held for Sale

Residential mortgage loans held for sale are carried on the balance sheet at fair value. The Company has elected to carry all residential mortgage loans originated for sale at fair value. Changes in the fair value of these financial instruments are recognized in earnings. The fair values of RMHFS are based upon quoted market prices of such loans sold in securitization transactions, including related unfunded loan commitments and forward sales contracts. The fair value of mortgage loans that were unable to be sold to U.S. government agencies were determined using quoted prices of loans that are sold in securitization transactions with a liquidity discount applied.

Fair Value of Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis include collateral for certain nonaccruing loans and real property and other assets acquired to satisfy loans, which are based primarily on comparisons to completed sales of similar assets.

There were no non-recurring fair value adjustments during the three months ended March 31, 2026 for which there was a carrying value at March 31, 2026.

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at March 31, 2025, for which the fair value was adjusted during the three months ended March 31, 2025 (in thousands):

				Fair Value Adjustments for the
	Carrying Value at March 31, 2025			Three Months Ended Mar. 31, 2025 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Real estate and other repossessed assets	$—	$—	$1,582	$—	$(356)

The fair value of collateral-dependent nonaccruing loans secured by real estate and real estate and other repossessed assets and the related fair value adjustments are generally based on unadjusted third-party appraisals. Our appraisal review policies require appraised values to be supported by observed inputs derived principally from or corroborated by observable market data. Appraisals that are not based on observable inputs or that require significant adjustments or fair value measurements that are not based on third-party appraisals are considered to be based on significant unobservable inputs. Non-recurring fair value measurements of collateral-dependent nonaccruing loans and real estate and other repossessed assets based on significant unobservable inputs are generally due to estimates of current fair values between appraisal dates. Significant unobservable inputs include listing prices for the same or comparable assets, uncorroborated expert opinions, or management's knowledge of the collateral or industry. Non-recurring fair value measurements of collateral dependent loans secured by mineral rights are generally determined by our internal staff of engineers based on projected cash flows under current market conditions and are based on significant unobservable inputs. Projected cash flows are discounted according to risk characteristics of the underlying oil and gas properties. Assets are evaluated to demonstrate with reasonable certainty that crude oil, natural gas, and natural gas liquids can be recovered from known oil and gas reservoirs under existing economic and operating conditions at current prices with existing conventional equipment, operating methods, and costs. Significant unobservable inputs are developed by asset management and workout professionals and approved by senior Credit Administration executives.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of March 31, 2025 follows (dollars in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Real estate and other repossessed assets	$1,582	Discounted cash flows	Marketability adjustments off appraised value[1]	82% - 82% (82%)
1    Marketability adjustments include consideration of estimated costs to sell which is approximately 10% of the fair value.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or are measured at fair value on a non-recurring basis as of March 31, 2026 (in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$905,614	$905,614	$905,614	$—	$—
Interest-bearing cash and cash equivalents	506,793	506,793	506,793	—	—
Trading securities:
U.S. government securities	6,379	6,379	—	6,379	—
Residential agency mortgage-backed securities	5,513,068	5,513,068	—	5,513,068	—
Municipal securities	84,981	84,981	—	84,981	—
Other trading securities	47,734	47,734	—	47,734	—
Total trading securities	5,652,162	5,652,162	—	5,652,162	—
Investment securities:
Municipal securities	73,334	74,429	—	11,160	63,269
Residential agency mortgage-backed securities	1,613,987	1,479,984	—	1,479,984	—
Commercial agency mortgage-backed securities	16,588	16,190	—	16,190	—
Other debt securities	16,013	15,287	—	15,287	—
Total investment securities	1,719,922	1,585,890	—	1,522,621	63,269
Allowance for credit losses	(191)	—	—	—	—
Investment securities, net of allowance	1,719,731	1,585,890	—	1,522,621	63,269
Available-for-sale securities:
U.S. Treasury securities	984	984	984	—	—
Municipal securities	175,123	175,123	—	175,123	—
Residential agency mortgage-backed securities	9,631,722	9,631,722	—	9,631,722	—
Residential non-agency mortgage-backed securities	717,068	717,068	—	717,068	—
Commercial agency mortgage-backed securities	3,014,195	3,014,195	—	3,014,195	—
Other debt securities	473	473	—	—	473
Total available-for-sale securities	13,539,565	13,539,565	984	13,538,108	473
Fair value option securities:
Residential agency mortgage-backed securities	165,706	165,706	—	165,706	—
Commercial agency mortgage-backed securities	12,392	12,392	—	12,392	—
Total fair value option securities	178,098	178,098	—	178,098	—
Residential mortgage loans held for sale	104,873	104,873	—	97,972	6,901
Loans:
Commercial	15,573,083	15,464,708	—	—	15,464,708
Commercial real estate	5,884,679	5,795,154	—	—	5,795,154
Loans to individuals	4,729,631	4,620,105	—	—	4,620,105
Total loans	26,187,393	25,879,967	—	—	25,879,967
Allowance for loan losses	(277,719)	—	—	—	—
Loans, net of allowance	25,909,674	25,879,967	—	—	25,879,967
Mortgage servicing rights	333,381	333,381	—	—	333,381
Derivative instruments with positive fair value, net of cash margin	782,985	782,985	1,474	781,511	—
Deposits with no stated maturity	34,950,239	34,950,239	—	—	34,950,239
Time deposits	3,726,809	3,712,780	—	—	3,712,780
Other borrowed funds	6,468,973	6,469,023	—	—	6,469,023
Subordinated debentures	396,625	394,933	—	394,933	—
Derivative instruments with negative fair value, net of cash margin	282,590	282,590	3,250	279,340	—

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or are measured at fair value on a non-recurring basis as of December 31, 2025 (in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$1,001,107	$1,001,107	$1,001,107	$—	$—
Interest-bearing cash and cash equivalents	656,995	656,995	656,995	—	—
Trading securities:
U.S. government securities	9,237	9,237	—	9,237	—
Residential agency mortgage-backed securities	5,307,849	5,307,849	—	5,307,849	—
Municipal securities	39,233	39,233	—	39,233	—
Other trading securities	36,426	36,426	—	36,426	—
Total trading securities	5,392,745	5,392,745	—	5,392,745	—
Investment securities:
Municipal securities	88,215	89,343	—	11,204	78,139
Residential agency mortgage-backed securities	1,664,175	1,541,608	—	1,541,608	—
Commercial agency mortgage-backed securities	16,516	16,186	—	16,186	—
Other debt securities	15,538	14,868	—	14,868	—
Total investment securities	1,784,444	1,662,005	—	1,583,866	78,139
Allowance for credit losses	(202)	—	—	—	—
Investment securities, net of allowance	1,784,242	1,662,005	—	1,583,866	78,139
Available-for-sale securities:
U.S. Treasury securities	980	980	980	—	—
Municipal securities	184,273	184,273	—	184,273	—
Residential agency mortgage-backed securities	9,598,627	9,598,627	—	9,598,627	—
Residential non-agency mortgage-backed securities	696,028	696,028	—	696,028	—
Commercial agency mortgage-backed securities	3,126,244	3,126,244	—	3,126,244	—
Other debt securities	473	473	—	—	473
Total available-for-sale securities	13,606,625	13,606,625	980	13,605,172	473
Fair value option securities — Residential agency mortgage-backed securities	102,096	102,096	—	102,096	—
Residential mortgage loans held for sale	94,630	94,630	—	88,335	6,295
Loans:
Commercial	15,281,067	15,223,531	—	—	15,223,531
Commercial real estate	5,672,006	5,597,767	—	—	5,597,767
Loans to individuals	4,698,389	4,565,165	—	—	4,565,165
Total loans	25,651,462	25,386,463	—	—	25,386,463
Allowance for loan losses	(275,860)	—	—	—	—
Loans, net of allowance	25,375,602	25,386,463	—	—	25,386,463
Mortgage servicing rights	322,724	322,724	—	—	322,724
Derivative instruments with positive fair value, net of cash margin	300,775	300,775	1,022	299,753	—
Deposits with no stated maturity	35,795,923	35,795,923	—	—	35,795,923
Time deposits	3,639,083	3,629,060	—	—	3,629,060
Other borrowed funds	4,237,655	4,237,752	—	—	4,237,752
Subordinated debentures	396,589	395,323	—	395,323	—
Derivative instruments with negative fair value, net of cash margin	397,573	397,573	12	397,561	—

Because no market exists for certain of these financial instruments and management does not intend to sell these financial instruments, the fair values shown in the tables above may not represent values at which the respective financial instruments could be sold individually or in the aggregate at the given reporting date.

(12) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on March 31, 2026, through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. Except as disclosed in Note 6 regarding the Exchange Offer, no events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Quarterly Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(Dollars in thousands, except per share data)	Three Months Ended
	March 31, 2026			December 31, 2025
	Average Balance	Revenue/ Expense	Yield/ Rate[1]	Average Balance	Revenue/ Expense	Yield/ Rate[1]
Assets
Interest-bearing cash and cash equivalents	$577,641	$5,133	3.60%	$546,045	$5,302	3.85%
Trading securities	5,617,531	64,588	4.64%	5,295,598	63,296	4.83%
Investment securities, net of allowance	1,747,860	6,149	1.41%	1,804,984	6,381	1.41%
Available-for-sale securities	13,614,473	133,963	3.93%	13,564,939	134,440	3.94%
Fair value option securities	126,772	1,389	4.83%	72,229	913	4.83%
Restricted equity securities	361,514	6,681	7.39%	250,430	4,522	7.22%
Residential mortgage loans held for sale	77,105	1,056	5.42%	91,414	1,349	5.84%
Loans	25,925,585	399,576	6.25%	25,242,551	412,170	6.48%
Allowance for loan losses	(276,437)			(277,580)
Loans, net of allowance	25,649,148	399,576	6.31%	24,964,971	412,170	6.55%
Total earning assets	47,772,044	618,535	5.23%	46,590,610	628,373	5.36%
Receivable on unsettled securities sales	173,506			227,678
Cash and other assets	5,177,459			5,034,058
Total assets	$53,123,009			$51,852,346
Liabilities and equity
Interest-bearing deposits:
Transaction	$26,707,581	$175,802	2.67%	$27,396,541	$199,008	2.88%
Savings	877,650	1,162	0.54%	852,390	1,163	0.54%
Time	3,701,080	32,234	3.53%	3,729,596	34,252	3.64%
Total interest-bearing deposits	31,286,311	209,198	2.71%	31,978,527	234,423	2.91%
Funds purchased and repurchase agreements	924,228	6,600	2.90%	1,185,566	10,360	3.47%
Other borrowings	5,349,061	51,482	3.90%	3,008,388	32,032	4.22%
Subordinated debentures	396,606	6,091	6.14%	241,482	3,722	6.12%
Total interest-bearing liabilities	37,956,206	273,371	2.92%	36,413,963	280,537	3.06%
Non-interest bearing demand deposits	7,693,948			8,009,082
Due on unsettled securities purchases	418,478			452,673
Other liabilities	1,030,182			1,015,185
Total equity	6,024,195			5,961,443
Total liabilities and equity	$53,123,009			$51,852,346
Tax-equivalent net interest income		$345,164	2.31%		$347,836	2.30%
Tax-equivalent net interest income to earning assets			2.90%			2.98%
Less tax-equivalent adjustment		2,610			2,555
Net interest income		342,554			345,281
Provision for credit losses		—			—
Other operating revenue		211,268			244,282
Other operating expense		354,166			361,054
Net income before taxes		199,656			228,509
Federal and state income taxes		43,936			51,243
Net income		155,720			177,266
Net income (loss) attributable to non-controlling interests		(46)			(35)
Net income attributable to BOK Financial Corporation shareholders		$155,766			$177,301
Earnings per share:
Basic and diluted		$2.58			$2.89
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

(Dollars in thousands, except per share data)	Three Months Ended
	September 30, 2025			June 30, 2025
	Average Balance	Revenue /Expense	Yield/ Rate[1]	Average Balance	Revenue / Expense	Yield/ Rate[1]
Assets
Interest-bearing cash and cash equivalents	$495,091	$5,482	4.39%	$506,330	$5,626	4.46%
Trading securities	5,603,200	72,770	5.25%	6,876,788	86,488	5.05%
Investment securities, net of allowance	1,861,565	6,560	1.41%	1,918,969	6,762	1.41%
Available-for-sale securities	13,386,515	133,452	3.93%	13,218,569	131,360	3.89%
Fair value option securities	105,651	1,441	5.45%	88,323	1,319	5.90%
Restricted equity securities	337,055	6,605	7.84%	390,191	7,545	7.73%
Residential mortgage loans held for sale	91,422	1,405	6.08%	86,543	1,346	6.13%
Loans	24,826,139	419,303	6.70%	24,176,549	404,555	6.71%
Allowance for loan losses	(277,398)			(278,191)
Loans, net of allowance	24,548,741	419,303	6.78%	23,898,358	404,555	6.79%
Total earning assets	46,429,240	647,018	5.53%	46,984,071	645,001	5.47%
Receivable on unsettled securities sales	162,035			228,563
Cash and other assets	5,100,801			5,074,318
Total assets	$51,692,076			$52,286,952
Liabilities and equity
Interest-bearing deposits:
Transaction	$26,076,475	$206,400	3.14%	$25,859,336	$204,216	3.17%
Savings	867,939	1,197	0.55%	853,062	1,155	0.54%
Time	3,641,985	34,236	3.73%	3,465,780	33,072	3.83%
Total interest-bearing deposits	30,586,399	241,833	3.14%	30,178,178	238,443	3.17%
Funds purchased and repurchase agreements	873,800	7,250	3.29%	782,039	6,820	3.50%
Other borrowings	5,048,301	57,724	4.54%	6,019,948	67,410	4.49%
Subordinated debentures	—	—	—%	99,846	1,588	6.38%
Total interest-bearing liabilities	36,508,500	306,807	3.33%	37,080,011	314,261	3.40%
Non-interest bearing demand deposits	7,894,847			7,958,538
Due on unsettled securities purchases	329,361			503,490
Other liabilities	996,216			951,112
Total equity	5,963,152			5,793,801
Total liabilities and equity	$51,692,076			$52,286,952
Tax-equivalent net interest income		$340,211	2.20%		$330,740	2.07%
Tax-equivalent net interest income to earning assets			2.91%			2.80%
Less tax-equivalent adjustment		2,565			2,574
Net interest income		337,646			328,166
Provision for credit losses		2,000			—
Other operating revenue		210,709			207,098
Other operating expense		369,770			354,503
Net income before taxes		176,585			180,761
Federal and state income taxes		35,714			40,691
Net income		140,871			140,070
Net income (loss) attributable to non-controlling interests		(23)			52
Net income attributable to BOK Financial Corporation shareholders		$140,894			$140,018
Earnings per share:
Basic and diluted		$2.22			$2.19
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

(Dollars in thousands, except per share data)	Three Months Ended
	March 31, 2025
	Average Balance	Revenue / Expense	Yield/ Rate[1]
Assets
Interest-bearing cash and cash equivalents	$564,014	$6,229	4.48%
Trading securities	5,881,997	73,871	5.07%
Investment securities, net of allowance	1,980,005	7,008	1.42%
Available-for-sale securities	12,962,830	127,573	3.82%
Fair value option securities	17,603	178	3.72%
Restricted equity securities	348,266	6,541	7.51%
Residential mortgage loans held for sale	63,365	975	6.03%
Loans	24,068,227	398,737	6.71%
Allowance for loan losses	(279,983)
Loans, net of allowance	23,788,244	398,737	6.79%
Total earning assets	45,606,324	621,112	5.45%
Receivable on unsettled securities sales	184,960
Cash and other assets	5,195,619
Total assets	$50,986,903
Liabilities and equity
Interest-bearing deposits:
Transaction	$25,859,733	$204,521	3.21%
Savings	844,875	1,168	0.56%
Time	3,498,401	35,383	4.10%
Total interest-bearing deposits	30,203,009	241,072	3.24%
Funds purchased and repurchase agreements	935,716	7,028	3.05%
Other borrowings	4,626,402	52,135	4.57%
Subordinated debentures	131,188	2,084	6.44%
Total interest-bearing liabilities	35,896,315	302,319	3.42%
Non-interest bearing demand deposits	8,156,069
Due on unsettled securities purchases	425,050
Other liabilities	848,797
Total equity	5,660,672
Total liabilities and equity	$50,986,903
Tax-equivalent net interest income		$318,793	2.03%
Tax-equivalent net interest income to earning assets			2.78%
Less tax-equivalent adjustment		2,542
Net interest income		316,251
Provision for credit losses		—
Other operating revenue		186,041
Other operating expense		347,529
Net income before taxes		154,763
Federal and state income taxes		34,992
Net income		119,771
Net income (loss) attributable to non-controlling interests		(6)
Net income attributable to BOK Financial Corporation shareholders		$119,777
Earnings per share:
Basic and diluted		$1.86
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

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025	June 30, 2025	Mar. 31, 2025
Interest revenue	$615,925	$625,818	$644,453	$642,427	$618,570
Interest expense	273,371	280,537	306,807	314,261	302,319
Net interest income	342,554	345,281	337,646	328,166	316,251
Provision for credit losses	—	—	2,000	—	—
Net interest income after provision for credit losses	342,554	345,281	335,646	328,166	316,251
Other operating revenue
Brokerage and trading revenue	43,606	47,310	43,239	38,125	31,068
Transaction card revenue	31,965	31,564	29,463	29,561	27,092
Fiduciary and asset management revenue	66,481	68,347	63,878	63,964	60,972
Deposit service charges and fees	32,218	32,039	31,896	31,319	30,275
Mortgage banking revenue	20,963	19,013	19,764	18,993	19,815
Other revenue	14,544	16,591	16,190	15,368	14,894
Total fees and commissions	209,777	214,864	204,430	197,330	184,116
Other gains (losses), net	(216)	28,078	8,264	8,140	(725)
Gain (loss) on derivatives, net	(4,374)	(2,366)	(453)	5,535	9,565
Gain (loss) on fair value option securities, net	(2,074)	551	630	1,112	325
Change in fair value of mortgage servicing rights	8,155	1,407	(2,375)	(5,019)	(7,240)
Gain on available-for-sale securities, net	—	1,748	213	—	—
Total other operating revenue	211,268	244,282	210,709	207,098	186,041
Other operating expense
Personnel	211,174	222,726	226,347	214,711	214,185
Business promotion	9,226	11,516	9,960	9,139	8,818
Professional fees and services	14,295	18,371	15,137	15,402	13,269
Net occupancy and equipment	33,182	32,693	33,040	32,657	32,992
FDIC and other insurance	5,685	6,078	7,302	6,439	6,587
FDIC special assessment	—	(9,479)	(1,209)	(523)	523
Data processing and communications	51,768	51,299	50,062	49,597	47,578
Printing, postage, and supplies	3,679	4,077	4,036	4,067	3,639
Amortization of intangible assets	2,443	2,656	2,656	2,656	2,652
Mortgage banking costs	11,757	10,663	10,668	6,711	7,689
Other expense	10,957	10,454	11,771	13,647	9,597
Total other operating expense	354,166	361,054	369,770	354,503	347,529
Net income before taxes	199,656	228,509	176,585	180,761	154,763
Federal and state income taxes	43,936	51,243	35,714	40,691	34,992
Net income	155,720	177,266	140,871	140,070	119,771
Net income (loss) attributable to non-controlling interests	(46)	(35)	(23)	52	(6)
Net income attributable to BOK Financial Corporation shareholders	$155,766	$177,301	$140,894	$140,018	$119,777

Earnings per share:
Basic and diluted	$2.58	$2.89	$2.22	$2.19	$1.86
Average shares used in computation:
Basic and diluted	60,033,282	60,916,929	62,840,270	63,208,027	63,547,510

PART II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings at Note 6 to the Consolidated Financial Statements.

Item 1A. Risk Factors
There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1 to January 31, 2026	30,343	$123.57	—	2,017,039
February 1 to February 28, 2026	41,080	$133.80	—	2,017,039
March 1 to March 31, 2026	—	$—	—	2,017,039
Total	71,423		—
1On July 29, 2025, the Company's Board authorized the Company to repurchase up to five million shares of the Company's common stock. As of March 31, 2026, the Company had repurchased 2,982,961 shares under this plan. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations, and other factors.
2The Company may repurchase vested shares from employees to cover taxes in connection with employee equity compensation. During the three month period ended March 31, 2026, all share purchases were made in connection with employee equity compensation net tax settlements for vested equity awards.
Item 5. Other Information

Trading Plans

No Company director or officer (as defined in Exchange Act Rule 16a-1(f)) has adopted, modified, or terminated any trading arrangements during the first quarter of 2026.

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

Item 6. Exhibits

10.4.13	Employment Agreement between BOK Financial and Mark B. Wade dated August 2, 2022, filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date:        May 6, 2026

/s/ Martin E. Grunst
Martin E. Grunst
Executive Vice President and
Chief Financial Officer

/s/ Michael J. Rogers
Michael J. Rogers
Senior Vice President and
Chief Accounting Officer