Form 10-Q
period 2026-06-30
BOK FINANCIAL CORP
filed 2026-08-04
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
      Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,766,867 shares of common stock ($.00006 par value) as of June 30, 2026.

BOK Financial Corporation
Form 10-Q
Quarter Ended June 30, 2026

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

BOK Financial reported net income of $176.5 million, or $2.92 per diluted share, for the second quarter of 2026 compared to $155.8 million, or $2.58 per diluted share, for the first quarter of 2026. Excluding the net gain related to the exchange of our Visa shares and the loss from repositioning of the available-for-sale securities portfolio1, net income would have been $156.5 million, or $2.59 per diluted share, in the second quarter of 2026. PPNR1, a non-GAAP measure, was $227.7 million for the second quarter of 2026, compared to $199.7 million in the first quarter of 2026.

Highlights of the second quarter of 2026 compared to the first quarter of 2026 included:

•Net interest income totaled $351.8 million, an increase of $9.3 million over the prior quarter. Net interest margin was 2.91% for the second quarter of 2026, compared to 2.90% for the prior quarter. For the second quarter of 2026, our core net interest margin excluding trading activities1, a non-GAAP measure, was 3.13% compared to 3.15% in the prior quarter.
•Fees and commissions revenue totaled $202.0 million, a decrease of $7.8 million. Lower trading fees and commissions revenue was partially offset by growth in fiduciary and asset management revenue and increased investment banking revenue.
•Other gains (losses), net, were a net gain of $42.4 million compared to a net loss of $216 thousand in the prior quarter. The second quarter of 2026 included a $30.9 million pre-tax gain, net of economic hedge, related to the exchange of our Visa shares under the recently announced Exchange Offer by Visa, Inc. The current quarter also included a net gain on investments related to deferred compensation of $8.8 million compared to a net loss of $1.8 million in the prior quarter.
•Losses on available-for-sale securities, net, were $4.6 million in the second quarter of 2026 as we repositioned the portfolio by selling approximately $268 million of lower-yielding debt securities.

•Other operating expense totaled $361.7 million, an increase of $7.5 million compared to the prior quarter. Personnel expense increased $2.9 million and non-personnel expense increased $4.6 million. Excluding the impact of deferred compensation, personnel expense decreased $6.0 million.
•Period end outstanding loan balances totaled $27.1 billion at June 30, 2026, up $896 million over March 31, 2026, with broad-based growth across the loan portfolio. Average loan balances increased $844 million to $26.8 billion.
•No provision for expected credit losses was necessary for the second quarter of 2026. An improvement in economic forecast assumptions, including GDP growth, lower unemployment, and improved vacancy rates compared to the prior quarter, was offset by the impact of loan growth during the quarter. Net charge-offs in the second quarter were $500 thousand, or 0.01% of average loans on an annualized basis. The resulting combined allowance for credit losses totaled $323 million, or 1.19% of outstanding loans at June 30, 2026. The combined allowance for credit losses was $323 million, or 1.23% of outstanding loans at March 31, 2026.
•Nonperforming assets not guaranteed by U.S. government agencies were $55 million, a $2.8 million increase compared to March 31, 2026. Accruing substandard loans decreased by $19 million while other loans especially mentioned decreased by $8.3 million compared to March 31, 2026.
•Period end deposits increased by $1.2 billion to $39.9 billion at June 30, 2026. Average deposits increased $250 million, including a $261 million increase in average interest-bearing deposits and an $11 million decrease in average demand deposit balances. The loan to deposit ratio was 68% at June 30, 2026, consistent with the prior quarter.
•Assets under management or administration totaled $129.3 billion at June 30, 2026, increasing $5.7 billion over March 31, 2026, led by increased market valuations and continued customer expansion.
•The Company's tangible common equity ratio1, a non-GAAP measure, was 9.61% at June 30, 2026, and 9.29% at March 31, 2026. The tangible common equity ratio is primarily based on total shareholders' equity, which includes unrealized gains and losses on AFS securities.
1    See "Explanation and Reconciliation of Non-GAAP Measures" section following.

•The common equity Tier 1 capital ratio at June 30, 2026, was 12.89%. Other regulatory capital ratios include the Tier 1 capital ratio at 12.89%, total capital ratio at 14.67%, and leverage ratio at 9.81%. At March 31, 2026, the common equity Tier 1 capital ratio was 12.61%, the Tier 1 capital ratio was 12.61%, the total capital ratio was 14.39%, and the leverage ratio was 9.85%.
•The Company paid a regular cash dividend of $38.1 million, or $0.63 per common share, during the second quarter of 2026. On August 4, 2026, the Board approved a quarterly cash dividend of $0.63 per common share payable on or about September 2, 2026, to shareholders of record as of August 19, 2026.
Highlights of the six months ended June 30, 2026, compared to the six months ended June 30, 2025 included:
•Net income for the six months ended June 30, 2026 totaled $332.3 million, or $5.49 per diluted share, compared to $259.8 million, or $4.05 per diluted share, for the six months ended June 30, 2025.
•Net interest income totaled $694.4 million for the six months ended June 30, 2026, and $644.4 million for the six months ended June 30, 2025. Net interest income increased $31.4 million from changes in interest rates and increased $18.7 million from changes in earning assets. Net interest margin was 2.91% compared to 2.79%. The AFS securities portfolio yield increased 10 basis points, while the yield on trading securities decreased 31 basis points. The loan portfolio yield decreased 49 basis points. Funding costs decreased 49 basis points. The cost of interest-bearing deposits was down 51 basis points. Average earning assets increased $2.0 billion to $48.3 billion, largely driven by higher average balances for loans and AFS securities, partially offset by a decrease in average trading securities. Total interest-bearing deposits increased $1.2 billion, partially offset by a decrease of $369 million in demand deposit balances. Other borrowed funds increased $676 million and average subordinated debentures increased $281 million.
•Fees and commissions revenue totaled $411.8 million for the six months ended June 30, 2026, a $30.3 million increase over the six months ended June 30, 2025. Fiduciary and asset management revenue increased $12.6 million led by growth in trust fees related to higher market valuations and continued growth in client relationships. Brokerage and trading revenue increased $6.9 million. Trading revenue increased $3.4 million led by higher municipal bond and government agency trading activities, partially offset by decreased U.S. agency residential mortgage-backed securities trading volumes. Investment banking revenue increased $2.8 million driven by growth in syndication fees. Transaction card revenue increased $6.9 million due to disciplined pricing strategies, targeted customer acquisition efforts, and an increase in the volume of transactions processed during the period. Deposit service charges increased $4.0 million, primarily due to growth in commercial service charges.
•Other gains (losses), net, increased $34.8 million as the six months ended June 30, 2026 included a $30.9 million pre-tax gain, net of economic hedge, related to the exchange of our Visa shares under the recently announced Exchange Offer by Visa, Inc.
•Total operating expense was $715.8 million for the six months ended June 30, 2026, an increase of $13.8 million over the six months ended June 30, 2025. Personnel expense decreased $3.6 million. Employee benefits expense decreased $9.4 million due to a combination of lower retirement plan costs and employee healthcare costs. Deferred compensation expense increased $6.7 million, while share-based compensation costs decreased $2.0 million due to changes in assumptions of certain performance-based equity awards. Non-personnel expense increased $17.4 million. Mortgage banking costs grew $9.2 million due to increased prepayments. Data processing and communications expense was up $6.3 million, largely driven by costs associated with ongoing projects.

Results of Operations
Net Interest Income and Net Interest Margin

Net interest income is the interest earned on debt securities, loans, and other interest-earning assets less interest paid for interest-bearing deposits and other borrowings. The net interest margin is calculated by dividing tax-equivalent net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is typically greater than net interest spread due to interest revenue earned on assets funded by noninterest-bearing liabilities such as demand deposits and equity.

Tax-equivalent net interest income totaled $354.5 million for the second quarter of 2026, compared to $345.2 million in the prior quarter. Net interest income increased $5.7 million from changes in interest rates and increased $3.7 million from changes in earning assets. Table 1 shows the effect on net interest income from changes in average balances and interest rates for various types of earning assets and interest-bearing liabilities.

Average earning assets increased $1.0 billion over the first quarter of 2026. Average loan balances increased $844 million, with broad-based growth across the loan portfolio. The average balance of trading securities increased $259 million and average restricted equity securities increased $100 million.

Total average deposits increased $250 million compared to the first quarter of 2026, including a $261 million increase in interest-bearing deposits and an $11 million decrease in demand deposits. Average funds purchased and repurchase agreements decreased $403 million, while average other borrowings increased $1.6 billion.

Net interest margin was 2.91% compared to 2.90% in the first quarter of 2026. For the second quarter of 2026, our core net interest margin excluding trading activities1, a non-GAAP measure, was 3.13% compared to 3.15% in the prior quarter. Net interest margin benefited from favorable repricing of fixed-rate assets and deposits. During the quarter, these positive drivers were partially offset by a 3 basis point impact from cash margin posted on behalf of our energy customers as oil prices increased during the quarter.

The tax-equivalent yield on average earning assets was 5.27%, an increase of 4 basis points. The yield on trading securities increased 21 basis points to 4.85%, while the yield on restricted equity securities increased 27 basis points to 7.66%.
The yield on available-for-sale securities increased 5 basis points to 3.98%, while the loan portfolio yield decreased 5 basis points to 6.20%.

Funding costs were 2.93%, a 1 basis point increase over the prior quarter. The cost of interest-bearing deposits decreased 4 basis points to 2.67%. The cost of funds purchased and repurchase agreements increased 19 basis points to 3.09%, while the cost of other borrowings decreased 2 basis points to 3.88%. The benefit to net interest margin from assets funded by noninterest-bearing liabilities was 57 basis points, a decrease of 2 basis points.

Our overall objective is to manage the Company's balance sheet for changes in interest rates as described in the Market Risk section of this report. At June 30, 2026, approximately 84% of our commercial and commercial real estate loan portfolios are either variable rate loans or fixed rate loans that will reprice within one year. These loans are funded primarily by deposit accounts that are either noninterest-bearing or that reprice more slowly than the loans. The result is a balance sheet that is asset sensitive, meaning that assets generally reprice more quickly than the liabilities. One of the strategies that we use to manage toward a relative rate-neutral position is to purchase fixed-rate residential mortgage-backed securities issued primarily by U.S. government agencies and fund them with market rate-sensitive liabilities. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also may use derivative instruments to manage our interest rate risk.

The effectiveness of these strategies is reflected in the overall change in net interest income due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.
1    See "Explanation and Reconciliation of Non-GAAP Measures" section following.

Table 1 – Volume/Rate Analysis
(In thousands)

	Three Months Ended June 30, 2026 / Mar. 31, 2026			Six Months Ended June 30, 2026 / 2025
		Change Due To1			Change Due To1
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$(122)	$(219)	$97	$(1,711)	$580	$(2,291)
Trading securities	6,002	3,029	2,973	(25,181)	(15,811)	(9,370)
Investment securities, net of allowance	(379)	(263)	(116)	(1,851)	(1,671)	(180)
Available-for-sale securities	1,713	(217)	1,930	10,706	3,898	6,808
Fair value option securities	(540)	(463)	(77)	741	1,032	(291)
Restricted equity securities	2,157	1,880	277	1,433	1,604	(171)
Residential mortgage loans held for sale	396	225	171	187	278	(91)
Loans	14,091	15,238	(1,147)	9,951	71,338	(61,387)
Total tax-equivalent interest revenue	23,318	19,210	4,108	(5,725)	61,248	(66,973)
Interest expense:
Transaction deposits	658	1,725	(1,067)	(56,475)	13,568	(70,043)
Savings deposits	44	39	5	45	100	(55)
Time deposits	209	1,173	(964)	(3,778)	5,070	(8,848)
Funds purchased and repurchase agreements	(2,584)	(2,969)	385	(3,232)	(2,124)	(1,108)
Other borrowings	15,500	15,533	(33)	(1,081)	17,045	(18,126)
Subordinated debentures	106	(1)	107	8,616	8,847	(231)
Total interest expense	13,933	15,500	(1,567)	(55,905)	42,506	(98,411)
Tax-equivalent net interest income	9,385	3,710	5,675	50,180	18,742	31,438
Change in tax-equivalent adjustment	109			213
Net interest income	$9,276			$49,967
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $237.6 million for the second quarter of 2026, an increase of $26.3 million compared to the first quarter of 2026. The second quarter of 2026 included a $30.9 million pre-tax gain, net of economic hedge, related to the conversion of our Visa B shares under the recently announced Exchange Offer by Visa, Inc. Of this gain, $10.2 million was realized through the sale of Visa A shares received in the Exchange Offer. The remaining gain represents the net unrealized gain on the remaining Visa C shares which are convertible into Visa A shares subject to limited transfer restrictions that end on August 9, 2026. We also recognized a $4.6 million loss related to the repositioning of the available-for-sale securities portfolio during the second quarter of 2026.

Table 2 – Other Operating Revenue
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Six Months Ended		Increase (Decrease)	% Increase (Decrease)
	June 30, 2026	Mar. 31, 2026			June 30, 2026	June 30, 2025
Brokerage and trading revenue	$32,450	$43,606	$(11,156)	(26)%	$76,056	$69,193	$6,863	10%
Transaction card revenue	31,597	31,965	(368)	(1)%	63,562	56,653	6,909	12%
Fiduciary and asset management revenue	71,007	66,481	4,526	7%	137,488	124,936	12,552	10%
Deposit service charges and fees	33,326	32,218	1,108	3%	65,544	61,594	3,950	6%
Mortgage banking revenue	18,985	20,963	(1,978)	(9)%	39,948	38,808	1,140	3%
Other revenue	14,627	14,544	83	1%	29,171	30,262	(1,091)	(4)%
Total fees and commissions	201,992	209,777	(7,785)	(4)%	411,769	381,446	30,323	8%
Other gains (losses), net	42,415	(216)	42,631	N/A	42,199	7,415	34,784	N/A
Gain (loss) on derivatives, net	(8,490)	(4,374)	(4,116)	N/A	(12,864)	15,100	(27,964)	N/A
Gain (loss) on fair value option securities, net	—	(2,074)	2,074	N/A	(2,074)	1,437	(3,511)	N/A
Change in fair value of mortgage servicing rights	6,300	8,155	(1,855)	N/A	14,455	(12,259)	26,714	N/A
Loss on available-for-sale securities, net	(4,645)	—	(4,645)	N/A	(4,645)	—	(4,645)	N/A
Total other operating revenue	$237,572	$211,268	$26,304	12%	$448,840	$393,139	$55,701	14%
Percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and Commissions Revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 36% of combined net interest income before provision for expected credit losses and fees and commissions revenue for the second quarter of 2026. We believe that a variety of fee revenue sources provides diversification to changes resulting from market or economic conditions such as interest rates, values in the equity markets, commodity prices, and consumer spending, all of which can be volatile. Many of the economic factors, such as decreasing interest rates, that we expect will result in a decline in net interest income or fiduciary and asset management revenue may also increase mortgage banking production volumes and related trading. The velocity of changes in market conditions and interest rates may result in timing differences between when offsetting impacts and benefits are realized. Generally, for operating revenues not as directly related to movement in interest rates, we expect growth to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, regulatory constraints, increased competition, and saturation in our existing markets could affect the rate of future increases.

Brokerage and Trading Revenue

Brokerage and trading revenue, which includes revenues from trading, customer hedging, retail brokerage, and investment banking, decreased $11.2 million compared to the first quarter of 2026.

Trading revenue includes net realized and unrealized gains and losses primarily related to residential mortgage-backed securities guaranteed by U.S. government agencies and related derivative instruments that enable our mortgage banking customers to manage their production risk. Trading revenue also includes net realized and unrealized gains and losses on municipal securities and other financial instruments that we sell to institutional customers, along with changes in the fair value of financial instruments we hold as economic hedges against market risk of our trading securities. Trading revenue decreased $12.7 million to $6.7 million, primarily due to lower trading volumes resulting from interest rate market volatility during the quarter. Interest rate levels and curve steepness can result in a shift between trading revenue and net interest income from trading securities. See further discussion on a total revenue basis in the Wealth Management discussion in Management's Discussion and Analysis - Reportable Segments following.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Risk Management Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange, and equity derivatives to our customers. Customer hedging revenue totaled $6.7 million for the second quarter of 2026, a decrease of $1.1 million compared to the prior quarter, primarily due to a decline in hedging activity from our energy customers. Customer hedging revenue includes credit valuation adjustments of the fair value of derivatives to reflect the risk of counterparty default.

Investment banking revenue, which includes fees earned upon completion of underwriting, financial advisory services, and loan syndication fees, totaled $13.4 million, an increase of $3.2 million compared to the prior quarter, largely related to the timing and volume of completed loan syndication transactions.
Transaction Card Revenue

Transaction card revenue includes revenues from processing transactions on behalf of members of our TransFund electronic fund transfer network, merchant services fees paid by customers for account management and electronic processing of card transactions, and interchange fees from our corporate card program. Transaction card revenue totaled $31.6 million for the second quarter of 2026, consistent with the prior quarter.
Fiduciary and Asset Management Revenue

Fiduciary and asset management revenue is earned through managing or holding of assets for customers and executing transactions or providing related services. Fiduciary and asset management revenue is largely based on the fair value of assets. Rates applied to asset values vary based on the nature of the relationship. Fiduciary relationships and managed asset relationships generally have higher fee rates than non-fiduciary and/or non-managed relationships. Fiduciary and asset management revenue was $71.0 million for the second quarter of 2026, an increase of $4.5 million, primarily related to seasonal tax preparation fee income combined with increased trust fees from higher market valuations and growth in client relationships.

A distribution of assets under management or administration and related fiduciary and asset management revenue follows:

Table 3 – Assets Under Management or Administration
(Dollars in thousands)

	Three Months Ended
	June 30, 2026			March 31, 2026
	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]
Managed fiduciary assets:
Personal	$14,405,931	$32,907	0.91%	$13,582,541	$30,340	0.89%
Institutional	27,518,003	14,255	0.21%	25,905,901	13,628	0.21%
Total managed fiduciary assets	41,923,934	47,162	0.45%	39,488,442	43,968	0.45%

Non-managed assets:
Fiduciary	37,020,210	20,837	0.23%	34,861,659	19,771	0.23%
Non-fiduciary	22,751,138	3,008	0.05%	21,827,721	2,742	0.05%
Safekeeping and brokerage assets under administration	27,576,116	—	—%	27,408,893	—	—%
Total non-managed assets	87,347,464	23,845	0.11%	84,098,273	22,513	0.11%

Total assets under management or administration	$129,271,398	$71,007	0.22%	$123,586,715	$66,481	0.22%

	Six Months Ended
	June 30, 2026			June 30, 2025
	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]
Managed fiduciary assets:
Personal	$14,405,931	$63,247	0.88%	$12,870,191	$57,981	0.90%
Institutional	27,518,003	27,883	0.20%	25,129,138	25,492	0.20%
Total managed fiduciary assets	41,923,934	91,130	0.43%	37,999,329	83,473	0.44%

Non-managed assets:
Fiduciary	37,020,210	40,608	0.22%	33,057,806	36,248	0.22%
Non-fiduciary	22,751,138	5,750	0.05%	20,758,866	5,215	0.05%
Safekeeping and brokerage assets under administration	27,576,116	—	—%	26,054,969	—	—%
Total non-managed assets	87,347,464	46,358	0.11%	79,871,641	41,463	0.10%

Total assets under management or administration	$129,271,398	$137,488	0.21%	$117,870,970	$124,936	0.21%

1    Assets under management or administration balance excludes certain assets under custody held by a sub-custodian where minimal revenue is recognized. $24 billion, $22 billion, and $22 billion of such assets are excluded from assets under management or administration at June 30, 2026, March 31, 2026, and June 30, 2025, respectively.
2    Fiduciary and asset management revenue includes asset-based and other fees associated with the assets.
3    Annualized revenue divided by period end asset balance.
A summary of changes in assets under management or administration for the three and six months ended June 30, 2026, and 2025 follows:

Table 4 – Changes in Assets Under Management or Administration
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$123,586,715	$113,956,563	$126,614,658	$114,615,237
Net inflows (outflows)	(540,191)	935,068	(1,783,630)	1,426,858
Net change in fair value	6,224,874	2,979,339	4,440,370	1,828,875
Ending balance	$129,271,398	$117,870,970	$129,271,398	$117,870,970

Assets under management or administration as of June 30, 2026, consist of 41% fixed income, 37% equities, 14% cash, and 8% alternative investments.

Deposit Service Charges

Deposit service charges and fees increased $1.1 million, to $33.3 million for the second quarter of 2026, largely due to an increase in the volume of transactions during the quarter.

Mortgage Banking Revenue
Mortgage banking revenue decreased $2.0 million compared to the first quarter of 2026, primarily due to lower refinancing activity. Mortgage production volume decreased $2.8 million to $263 million. Production revenue as a percentage of production volume, which includes unrealized gains and losses on our mortgage commitment pipeline and related hedges, was 0.83% for the second quarter of 2026, compared to 1.48% for the first quarter of 2026.

Table 5 – Mortgage Banking Revenue
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Six Months Ended		Increase (Decrease)	% Increase (Decrease)
	June 30, 2026	Mar. 31, 2026			June 30, 2026	June 30, 2025
Mortgage production revenue	$2,174	$3,926	$(1,752)	(45)%	$6,100	$4,336	$1,764	41%

Mortgage loans funded for sale	$280,838	$230,858			$511,696	$378,970
Add: Current period end outstanding commitments	65,547	83,674			65,547	64,508
Less: Prior period end outstanding commitments	83,674	49,048			49,048	36,590
Total mortgage production volume	$262,711	$265,484	$(2,773)	(1)%	$528,195	$406,888	$121,307	30%

Mortgage loan refinances to mortgage loans funded for sale	20%	30%	(1,000)	bps	25%	15%	1,000	bps
Realized margin on funded mortgage loans	1.01%	1.22%	(21)	bps	1.10%	0.77%	33	bps
Production revenue as a percentage of production volume	0.83%	1.48%	(65)	bps	1.15%	1.07%	8	bps
Primary mortgage interest rates[1]:
Average	6.41%	6.11%	30	bps	6.26%	6.81%	(55)	bp
Period end	6.49%	6.38%	11	bps	6.49%	6.77%	(28)	bps

Mortgage servicing revenue	$16,811	$17,037	$(226)	(1)%	$33,848	$34,472	$(624)	(2)%
Average outstanding principal balance of mortgage loans serviced for others	$21,718,909	$22,109,450	$(390,541)	(2)%	$21,914,179	$22,888,491	$(974,312)	(4)%

Average mortgage servicing revenue fee rates	0.31%	0.31%	—	bp	0.31%	0.30%	1	bp
1    Primary rates disclosed in Table 5 above represent rates generally available to borrowers on 30 year conforming mortgage loans.

Net Gains and Losses on Other Assets, Securities, and Derivatives

Other gains (losses), net, were a net gain of $42.4 million for the second quarter of 2026, compared to a net loss of $216 thousand in the prior quarter. The second quarter of 2026 included a $30.9 million pre-tax gain, net of economic hedge, related to the exchange of our Visa shares under the recently announced Exchange Offer by Visa, Inc. See further discussion in the Securities section of Management's Discussion and Analysis of Financial Condition and Results of Operations. The current quarter also included a net gain on investments related to deferred compensation of $8.8 million compared to a net loss of $1.8 million in the prior quarter.

Losses on available-for-sale securities, net, were $4.6 million in the second quarter of 2026 as we repositioned the portfolio by selling approximately $268 million of lower-yielding debt securities.

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

Table 6 – Gain (Loss) on Mortgage Servicing Rights, Net of Economic Hedge
(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2026	Mar. 31, 2026	June 30, 2026	June 30, 2025
Gain (loss) on derivatives, net	$(7,324)	$(4,211)	$(11,535)	$14,413
Gain (loss) on fair value option securities, net	—	(2,074)	(2,074)	1,437
Gain (loss) on economic hedge of mortgage servicing rights, net	(7,324)	(6,285)	(13,609)	15,850
Change in fair value of mortgage servicing rights	6,300	8,155	14,455	(12,259)
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges included in other operating revenue	(1,024)	1,870	846	3,591
Net interest income (expense) on fair value option securities[1]	110	86	196	158
Total economic benefit (cost) of changes in the fair value of mortgage servicing rights, net of economic hedges	$(914)	$1,956	$1,042	$3,749
1    Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Other Operating Expense

Other operating expense for the second quarter of 2026 totaled $361.7 million, an increase of $7.5 million compared to the first quarter of 2026. The second quarter included $9.1 million of deferred compensation expense fully offset by gains on related investments in Other gains (losses), net. Excluding the impact of deferred compensation, total operating expense decreased $1.4 million. Our efficiency ratio1 was 60.21% for the second quarter of 2026, compared to 63.21% in the prior quarter. Our efficiency ratio as adjusted for the gain related to the exchange of Visa shares1 was 63.49% for the second quarter of 2026.
Table 7 – Other Operating Expense
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Six Months Ended		Increase (Decrease)	% Increase (Decrease)
	June 30, 2026	Mar. 31, 2026			June 30, 2026	June 30, 2025
Regular compensation	$121,299	$122,193	$(894)	(1)%	$243,492	$241,844	$1,648	1%
Incentive compensation:
Cash-based	49,683	52,694	(3,011)	(6)%	102,377	102,924	(547)	(1)%
Share-based	5,020	5,286	(266)	(5)%	10,306	12,346	(2,040)	(17)%
Deferred compensation	9,092	182	8,910	N/A	9,274	2,535	6,739	N/A
Total incentive compensation	63,795	58,162	5,633	10%	121,957	117,805	4,152	4%
Employee benefits	29,000	30,819	(1,819)	(6)%	59,819	69,247	(9,428)	(14)%
Total personnel expense	214,094	211,174	2,920	1%	425,268	428,896	(3,628)	(1)%
Business promotion	11,152	9,226	1,926	21%	20,378	17,957	2,421	13%
Professional fees and services	13,799	14,295	(496)	(3)%	28,094	28,671	(577)	(2)%
Net occupancy and equipment	34,151	33,182	969	3%	67,333	65,649	1,684	3%
FDIC and other insurance	6,183	5,685	498	9%	11,868	13,026	(1,158)	(9)%
Data processing and communications	51,707	51,768	(61)	—%	103,475	97,175	6,300	6%
Printing, postage, and supplies	3,745	3,679	66	2%	7,424	7,706	(282)	(4)%
Amortization of intangible assets	2,390	2,443	(53)	(2)%	4,833	5,308	(475)	(9)%
Mortgage banking costs	11,879	11,757	122	1%	23,636	14,400	9,236	64%
Other expense	12,579	10,957	1,622	15%	23,536	23,244	292	1%
Total other operating expense	$361,679	$354,166	$7,513	2%	$715,845	$702,032	$13,813	2%

Average number of employees (FTE)	4,971	4,969	2	—%	4,970	5,037	(67)	(1)%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel Expense
Personnel expense was $214.1 million, an increase of $2.9 million. Excluding the impact of deferred compensation, personnel costs were down $6.0 million. Cash-based incentive compensation decreased $3.0 million, primarily driven by a decrease in trading activity during the quarter. Employee benefits expense decreased $1.8 million, largely due to a seasonal decrease in payroll taxes, partially offset by higher employee healthcare costs.
Non-personnel Operating Expense
Non-personnel expense was $147.6 million, an increase of $4.6 million. Business promotion expense increased $1.9 million due to higher seasonal travel costs. Other expense was up $1.6 million, primarily related to an increase in operational losses.

1    See "Explanation and Reconciliation of Non-GAAP Measures" section following.

Income Taxes

The effective tax rate was 22.46% for the second quarter of 2026, 22.01% for the first quarter of 2026, and 22.51% for the second quarter of 2025. The effective rate for the second quarter of 2026 increased compared to the first quarter of 2026 primarily due to the decrease in excess tax benefits from vested share-based compensation.
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

In addition to our reportable segments, we have a Funds Management unit. The primary purpose of this unit is to manage our overall liquidity needs and interest rate risk. Each segment borrows funds from and provides funds to the Funds Management unit as needed to support their operations. Operating results for Funds Management include the effect of interest rate risk positions and risk management activities, securities gains and losses including impairment charges, the provision for credit losses in excess of net loans charged off, tax planning strategies, and certain executive compensation costs that are not attributed to the segments. The Funds Management unit also initially recognizes accruals for loss contingencies when losses become probable. Actual losses are recognized by the applicable segment if the accruals are settled.

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

As shown in Table 8, net income before taxes attributable to our segments was $194.7 million in the second quarter of 2026 compared to $191.5 million in the first quarter of 2026. Net interest income increased $9.8 million due to increased loan volumes and beneficial repricing of deposits. Other operating revenue decreased $9.7 million. Brokerage and trading revenue was down $12.7 million, primarily due to lower trading volumes resulting from interest rate market volatility during the quarter. This decrease was partially offset by growth in fiduciary and asset management revenue related to seasonal tax preparation fee income combined with increased trust fees from higher market valuations and growth in client relationships. Other operating expense decreased $4.2 million. Personnel expense decreased $5.1 million, primarily due to lower cash-based incentive compensation costs driven by the decrease in trading activity. Non-personnel expense was consistent with the prior quarter. Corporate expense allocations increased $2.6 million.

Table 8 – Net Income Before Taxes by Segment
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Six Months Ended		Increase (Decrease)	% Increase (Decrease)
	June 30, 2026	Mar. 31, 2026			June 30, 2026	June 30, 2025
Commercial Banking	$146,160	$134,787	$11,373	8%	$280,947	$278,140	$2,807	1%
Consumer Banking	13,555	19,168	(5,613)	(29)%	32,723	46,868	(14,145)	(30)%
Wealth Management	34,977	37,541	(2,564)	(7)%	72,518	73,475	(957)	(1)%
Segment total	194,692	191,496	3,196	2%	386,188	398,483	(12,295)	(3)%
Funds Management and Other	33,031	8,160	24,871	N/A	41,191	(62,959)	104,150	N/A
BOK Financial Corporation	$227,723	$199,656	$28,067	14%	$427,379	$335,524	$91,855	27%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Commercial Banking

Commercial Banking contributed $146.2 million to consolidated net income before taxes in the second quarter of 2026, an increase of $11.4 million over the first quarter of 2026.

Table 9 – Commercial Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Six Months Ended		Increase (Decrease)	% Increase (Decrease)
	June 30, 2026	Mar. 31, 2026			June 30, 2026	June 30, 2025
Net interest income from external sources	$249,695	$241,317	$8,378	3%	$491,012	$467,188	$23,824	5%
Net interest income (expense) from internal sources	(70,703)	(67,844)	(2,859)	(4)%	(138,547)	(113,104)	(25,443)	(22)%
Net interest income	178,992	173,473	5,519	3%	352,465	354,084	(1,619)	—%
Net loans charged off	(145)	400	(545)	(136)%	255	177	78	44%
Net interest income after net loans charged off	179,137	173,073	6,064	4%	352,210	353,907	(1,697)	—%
Other operating revenue	65,700	60,068	5,632	9%	125,768	119,953	5,815	5%
Personnel expense	50,042	51,267	(1,225)	(2)%	101,309	99,909	1,400	1%
Non-personnel expense	32,049	31,041	1,008	3%	63,090	59,161	3,929	7%
Total other operating expense	82,091	82,308	(217)	—%	164,399	159,070	5,329	3%
Corporate allocations	16,586	16,046	540	3%	32,632	36,650	(4,018)	(11)%
Net income before taxes	$146,160	$134,787	$11,373	8%	$280,947	$278,140	$2,807	1%

Average assets	$23,375,564	$22,679,465	$696,099	3%	$23,029,437	$21,359,263	$1,670,174	8%
Average loans	22,003,116	21,232,965	770,151	4%	21,620,168	19,929,583	1,690,585	8%
Average deposits	18,918,188	18,306,337	611,851	3%	18,613,952	17,595,944	1,018,008	6%
Average invested capital	2,252,949	2,235,635	17,314	1%	2,243,845	2,151,522	92,323	4%
Net interest income increased $5.5 million, or 3%, primarily due to increased loan volumes and beneficial repricing of deposits. Other operating revenue increased $5.6 million over the prior quarter. Investment banking revenue increased $3.9 million, driven largely by higher loan syndication fees, partially offset by a $1.4 million decrease in customer hedging revenue. Other gains, net, were $4.3 million for the second quarter of 2026, compared to $1.2 million in the first quarter of 2026 from merchant banking activities.

Other operating expense was relatively unchanged from the prior quarter. A $1.2 million decrease in personnel expense related to incentive compensation costs, was largely offset by smaller increases in non-personnel expense.

Average outstanding loan balances attributed to Commercial Banking increased $770 million, or 4%, over the first quarter of 2026, to $22.0 billion. See the Loans section of Management's Discussion and Analysis of Financial Condition and Results of Operations following for additional discussion of changes in commercial and commercial real estate loans, which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking increased $612 million, or 3%, compared to the first quarter of 2026, to $18.9 billion. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of changes.

Consumer Banking

Consumer Banking contributed $13.6 million to consolidated net income before taxes for the second quarter of 2026, compared to $19.2 million in the first quarter of 2026.

Table 10 – Consumer Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Six Months Ended		Increase (Decrease)	% Increase (Decrease)
	June 30, 2026	Mar. 31, 2026			June 30, 2026	June 30, 2025
Net interest income from external sources	$18,073	$17,788	$285	2%	$35,861	$22,203	$13,658	62%
Net interest income (expense) from internal sources	39,839	38,201	1,638	4%	78,040	93,163	(15,123)	(16)%
Net interest income	57,912	55,989	1,923	3%	113,901	115,366	(1,465)	(1)%
Net loans charged off	1,118	1,508	(390)	(26)%	2,626	2,535	91	4%
Net interest income after net loans charged off	56,794	54,481	2,313	4%	111,275	112,831	(1,556)	(1)%
Other operating revenue	36,823	42,866	(6,043)	(14)%	79,689	77,223	2,466	3%
Personnel expense	24,715	25,466	(751)	(3)%	50,181	51,364	(1,183)	(2)%
Non-personnel expense	38,721	38,027	694	2%	76,748	61,348	15,400	25%
Total other operating expense	63,436	63,493	(57)	—%	126,929	112,712	14,217	13%
Corporate allocations	16,626	14,686	1,940	13%	31,312	30,474	838	3%
Net income before taxes	$13,555	$19,168	$(5,613)	(29)%	$32,723	$46,868	$(14,145)	(30)%

Average assets	$8,648,052	$8,452,393	$195,659	2%	$8,550,763	$8,256,649	$294,114	4%
Average loans	2,633,853	2,584,226	49,627	2%	2,609,176	2,256,018	353,158	16%
Average deposits	8,592,876	8,389,039	203,837	2%	8,491,521	8,211,102	280,419	3%
Average invested capital	341,538	338,736	2,802	1%	339,785	327,209	12,576	4%

Net interest income from Consumer Banking increased $1.9 million, or 3%, compared to the first quarter of 2026, primarily due to changes in deposit spreads. Other operating revenue decreased $6.0 million, or 14%. Mortgage banking revenue was down $2.0 million driven by mortgage production performance, and other revenue decreased $2.2 million due to lower card-network incentives. The net cost from the changes in the fair value of mortgage servicing rights and related economic hedges was $914 thousand, compared to a net benefit of $2.0 million for the first quarter of 2026. Other operating expenses were consistent with the prior quarter. Corporate expense allocations increased $1.9 million.

Average loans increased $50 million, or 2%, over the prior quarter, to $2.6 billion. Average deposits attributed to the Consumer Banking increased $204 million, or 2%, to $8.6 billion. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of the changes.

Wealth Management

Wealth Management contributed $35.0 million to consolidated net income before taxes in the second quarter of 2026, compared to $37.5 million in the first quarter of 2026.

Table 11 – Wealth Management
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Six Months Ended			Increase (Decrease)	% Increase (Decrease)
	June 30, 2026	Mar. 31, 2026			June 30, 2026		June 30, 2025
Net interest income from external sources	$26,090	$19,867	$6,223	31%	$45,957		$39,596	$6,361	16%
Net interest income (expense) from internal sources	19,288	23,107	(3,819)	(17)%	42,395		49,750	(7,355)	(15)%
Net interest income	45,378	42,974	2,404	6%	88,352		89,346	(994)	(1)%
Net loans recovered	(5)	496	(501)	(101)%	491		(15)	506	3,373%
Net interest income after net loans recovered	45,383	42,478	2,905	7%	87,861		89,361	(1,500)	(2)%
Other operating revenue	101,104	110,387	(9,283)	(8)%	211,491		199,986	11,505	6%
Personnel expense	66,332	69,413	(3,081)	(4)%	135,745		133,554	2,191	2%
Non-personnel expense	27,866	28,756	(890)	(3)%	56,622		53,993	2,629	5%
Total other operating expense	94,198	98,169	(3,971)	(4)%	192,367		187,547	4,820	3%
Corporate allocations	17,312	17,155	157	1%	34,467		28,325	6,142	22%
Net income before taxes	$34,977	$37,541	$(2,564)	(7)%	$72,518	0	$73,475	$(957)	(1)%

Average assets	$11,219,080	$11,370,683	$(151,603)	(1)%	$11,294,463		$11,469,873	$(175,410)	(2)%
Average loans	2,479,191	2,430,864	48,327	2%	2,455,161		2,231,731	223,430	10%
Average deposits	10,656,194	10,782,785	(126,591)	(1)%	10,719,140		10,743,106	(23,966)	—%
Average invested capital	349,916	345,639	4,277	1%	347,802		332,939	14,863	4%

Combined net interest income and fee revenue decreased $6.9 million, or 5%, compared to the first quarter of 2026. Trading fees and commissions revenue decreased $12.7 million largely due to reduced trading activity from interest rate market volatility during the quarter. Fiduciary and asset management revenue increased $4.5 million from seasonal tax preparation fee income combined with higher trust business line fees.

Other operating expense decreased $4.0 million, primarily due to lower cash-based incentive compensation costs driven by the decrease in trading activity.

Average outstanding loans attributed to the Wealth Management segment increased $48 million, or 2%, over the prior quarter, to $2.5 billion. Average Wealth Management deposits were consistent with the prior quarter. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of the changes.

Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity, and comply with regulatory requirements. Securities are classified as trading, investment (held-to-maturity), or available-for-sale. See Note 2 to the Consolidated Financial Statements for the composition of the securities portfolio as of June 30, 2026 and December 31, 2025.

We hold an inventory of trading securities in support of sales to a variety of customers, including banks, corporations, insurance companies, money managers, and others. At June 30, 2026, the trading securities portfolio totaled $5.0 billion, compared to $5.7 billion at March 31, 2026. As discussed in the Market Risk section of this report, trading activities involve risk of loss from adverse price movement. We mitigate this risk within board-approved value-at-risk limits through the use of derivative contracts, short sales, and other techniques.

At June 30, 2026, the carrying value of investment securities was $1.6 billion, including a $77 thousand allowance for expected credit losses, compared to a carrying value of $1.7 billion at March 31, 2026, which included a $191 thousand allowance for expected credit losses. The fair value of investment securities was $1.5 billion at June 30, 2026, a $103 million decrease compared to the prior quarter. Investment securities consist primarily of residential mortgage-backed securities issued by U.S. government agencies, intermediate and long-term fixed-rate Oklahoma and Texas municipal bonds, and taxable Texas school construction bonds.

AFS securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders' equity. The amortized cost of AFS securities totaled $13.8 billion at June 30, 2026, an $83 million increase compared to March 31, 2026. At June 30, 2026, the AFS securities portfolio consisted primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Both residential and commercial mortgage-backed securities have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or contraction in the form of more rapid prepayments during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined residential mortgage-backed securities portfolio held in investment and AFS securities was 3.4 years as of June 30, 2026, consistent with the prior quarter. Management estimates the combined portfolio's duration extends to 4.1 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 2.1 years assuming a 200 basis point decline in the current rate environment. The duration of the total investment portfolio, including both the investment (held-to-maturity) and AFS portfolios, is 3.1 years, extending to 3.7 years in an upward shock of 200 basis points and contracting to 2.1 years in a down 200 basis point shock scenario. Management also regularly monitors the impact of interest rate risk on the AFS securities portfolio on our tangible equity ratio under various shock scenarios.

Certain residential mortgage-backed securities and commercial mortgage-backed securities issued by U.S. government agencies and included in Fair value option securities on the Consolidated Balance Sheets have been segregated and designated as economic hedges of changes in the fair value of our MSR. We have elected to carry these securities at fair value with changes in fair value recognized in current period income. These securities are held with the intent that gains or losses will offset changes in the fair value of MSR and related derivative contracts. Fair value option securities totaled $28 million, a $150 million decrease compared to March 31, 2026.

On April 13, 2026, Visa, Inc. initiated its first successive Exchange Offer (the “Exchange Offer”) for holders of Class B-1 or Class B-2 shares (collectively, “Class B shares”) to exchange Class B shares for a combination of Visa Class B-3 common shares and Visa Class C common shares and subsequently to freely transferable Visa Class A common stock subject to holding periods and certain other conditions contained in the Exchange Offer. The Exchange Offer opened on April 13, 2026 and expired on May 8, 2026. The Company tendered all of its 126,116 Class B-2 Visa shares under the Exchange Offer and received 63,058 newly issued Visa Class B-3 shares and 23,765 Visa Class C shares. Each Visa Class C share automatically converts into four Visa Class A shares upon any transfer to a person other than a Visa member or an affiliate of a Visa member.

Under the terms of the Exchange Offer, we were able to sell one-third of the Visa Class C shares in the market upon receipt. We sold 7,921 Visa Class C shares (the equivalent of 31,684 Visa Class A shares) in June 2026, receiving proceeds of $10.2 million from third parties. Our realized gain matched the proceeds since our cost basis in the shares was zero and is reported in Other gains, net in the Consolidated Statements of Earnings. The Company's remaining 15,844 Visa Class C shares (the equivalent of 63,376 Visa Class A shares) had a value of $21.7 million based on the closing price of the underlying Visa Class A shares as of June 30, 2026, and are reported in Other assets on the Consolidated Balance Sheets, resulting in an unrealized gain. The Visa Class C shares are subject to limited transfer restrictions that end on August 9, 2026.

The Visa B-3 shares are subject to certain transfer restrictions and are convertible into Visa A shares at a specified conversion rate upon final resolution of certain litigation matters involving Visa. The conversion rate of Visa B-3 shares to Visa Class A shares was 1.4953 at June 30, 2026, and may be adjusted by Visa depending on developments related to the litigation matters. The outcome of those litigation matters, and the effect that the resolution of those matters may have on the conversion rate, is unknown. Accordingly, as of June 30, 2026, there is significant uncertainty regarding when the transfer restrictions on Visa B-3 shares may be terminated and what the final conversion rate for the Visa B-3 shares will be. The Visa B-3 shares continue to be carried at a cost of zero as there are no observable price changes in orderly transactions for identical or similar investments of the same issuer for the Visa B-3 shares held by the Company.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $27.1 billion at June 30, 2026, an increase of $896 million over March 31, 2026, with broad-based growth across the loan portfolio.

Table 12 – Loans
(In thousands)

	June 30, 2026	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025	June 30, 2025
Commercial:
Services	$4,099,879	$3,901,933	$3,911,917	$3,710,643	$3,658,807
Healthcare	4,083,814	3,955,763	4,008,208	3,878,543	3,808,936
Energy	3,052,662	3,005,693	2,882,242	2,681,512	2,734,713
Mortgage finance	451,826	228,242	177,765	84,271	—
General business	4,609,267	4,481,452	4,300,935	4,157,971	4,181,726
Total commercial	16,297,448	15,573,083	15,281,067	14,512,940	14,384,182

Commercial real estate:
Multifamily	2,570,246	2,553,709	2,432,330	2,500,323	2,473,365
Industrial	1,283,315	1,418,626	1,368,436	1,396,795	1,304,211
Office	852,721	821,569	814,139	811,601	690,086
Retail	670,893	613,976	573,451	593,835	592,043
Residential construction and land development	111,668	109,480	129,783	122,033	105,701
Other commercial real estate	396,487	367,319	353,867	328,020	356,035
Total commercial real estate	5,885,330	5,884,679	5,672,006	5,752,607	5,521,441

Loans to individuals:
Residential mortgage	2,847,768	2,784,134	2,731,415	2,676,366	2,610,681
Residential mortgage guaranteed by U.S. government agencies	159,886	160,254	158,359	151,642	148,453
Personal	1,893,283	1,785,243	1,808,615	1,771,639	1,627,454
Total loans to individuals	4,900,937	4,729,631	4,698,389	4,599,647	4,386,588

Total	$27,083,715	$26,187,393	$25,651,462	$24,865,194	$24,292,211

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

Commercial loans totaled $16.3 billion, or 60% of the loan portfolio, at June 30, 2026, a $724 million increase over March 31, 2026, with broad-based growth across the Commercial loan portfolio.

Approximately 69% of loans in this portfolio segment are located within our geographic footprint based on collateral location. Loans for which the collateral location is less relevant, such as unsecured loans and reserve-based energy loans, are categorized by the borrower's primary operating location. The largest concentration of loans in this segment outside of our footprint is California, totaling 5% of the portfolio segment.

The services sector of the loan portfolio totaled $4.1 billion, or 15% of total loans, a $198 million increase over the prior quarter. Services sector loans consist of a large number of loans to a variety of businesses, including state and local municipal government entities, Native American tribal government and casino operations, foundations and not-for-profit organizations, educational services, and specialty trade contractors. Services sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer's business.

Healthcare sector loans totaled $4.1 billion, or 15% of total loans, an increase of $128 million compared to March 31, 2026. Healthcare sector loans consist primarily of $3.2 billion of loans for the development and operation of senior housing and care facilities, including independent living, assisted living, and skilled nursing. Generally, we loan to borrowers with a portfolio of multiple facilities which serves to help diversify risks specific to a single facility.

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

Outstanding energy loan balances totaled $3.1 billion, or 11% of total loans at June 30, 2026, a $47 million increase over March 31, 2026.

Approximately $2.4 billion of energy loans were to oil and gas producers, a $14 million increase over March 31, 2026. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. Approximately 72% of committed production loans are secured by properties primarily producing oil, and the remaining 28% of the committed production loans are secured by properties primarily producing natural gas.

Loans to midstream oil and gas companies totaled $453 million at June 30, 2026, relatively unchanged compared to March 31, 2026. Loans to borrowers that provide services to the energy industry totaled $190 million at June 30, 2026, a $33 million increase compared to the prior quarter. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales, totaled $48 million, relatively unchanged compared to March 31, 2026.

Unfunded energy loan commitments were $4.6 billion at June 30, 2026, a $117 million increase over March 31, 2026.

The Company launched the residential mortgage finance line of business in the third quarter of 2025, growing loans by $224 million during the current quarter to $452 million, or 2% of total loans.

General business loans totaled $4.6 billion, or 17% of total loans, an increase of $128 million over the prior quarter. General business loans consist of $2.9 billion of wholesale/retail loans and $1.7 billion of loans from other commercial industries.

Loans to non-depository financial institutions, which are included in the mortgage finance, services, and general business loans portfolios, totaled $1.1 billion, or 4% of total loans at June 30, 2026. The majority of these loans are in the two highest credit quality subcategories, subscription lines and residential mortgage finance portfolio lines.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of $100 million or more and with three or more non-affiliated banks as participants. At June 30, 2026, the outstanding principal balance of these loans totaled $6.4 billion, including $2.1 billion of general business loans, $2.0 billion of energy loans, and $1.3 billion of services sector loans. Based on dollars committed, approximately 78% of shared national credits are to borrowers with local market relationships, and we serve as the agent lender in approximately 21% of our shared national credits. We hold shared national credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer.

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

Outstanding commercial real estate loan balances totaled $5.9 billion, or 22% of total loans at June 30, 2026, largely unchanged compared to March 31, 2026. Loans secured by industrial facilities decreased by $135 million to $1.3 billion. Loans secured by retail facilities increased by $57 million to $671 million, loans secured by office facilities increased by $31 million to $853 million, other real estate loans increased by $29 million to $396 million, and loans secured by multifamily residential properties increased by $17 million to $2.6 billion.

Approximately 63% of loans in this portfolio segment are in our geographic footprint based on collateral location. The largest concentration of loans in this portfolio segment outside our footprint is Utah, totaling 8% of the segment. All other states represent less than 5% individually.

Unfunded commercial real estate loan commitments were $2.2 billion at June 30, 2026, an increase of $105 million compared to March 31, 2026. We take a disciplined approach to managing our concentration of commercial real estate loan commitments as a percentage of capital.
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

Loans to individuals totaled $4.9 billion, or 18% of the loan portfolio, an increase of $171 million over March 31, 2026. Approximately 90% of the loans in this portfolio segment are secured by collateral located within our geographical footprint. Loans for which the collateral location is less relevant, such as unsecured loans, are categorized by the borrower's primary location.

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Company are centrally managed by the Oklahoma market.

Table 13 – Loans Managed by Primary Geographical Market
(In thousands)

	June 30, 2026	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025	June 30, 2025
Texas:
Commercial	$7,628,676	$7,489,036	$7,383,319	$6,800,577	$6,893,246
Commercial real estate	2,063,517	2,149,123	2,057,016	2,107,335	1,997,598
Loans to individuals	1,090,244	1,077,386	1,066,827	1,037,831	996,341
Total Texas	10,782,437	10,715,545	10,507,162	9,945,743	9,887,185

Oklahoma:
Commercial	4,528,261	3,907,911	3,829,109	3,692,319	3,455,696
Commercial real estate	656,369	612,981	589,709	574,126	512,075
Loans to individuals	3,161,854	3,065,886	3,005,460	2,927,185	2,725,320
Total Oklahoma	8,346,484	7,586,778	7,424,278	7,193,630	6,693,091

Arizona:
Commercial	1,344,873	1,378,256	1,253,824	1,228,593	1,166,745
Commercial real estate	1,445,762	1,448,141	1,332,658	1,348,838	1,165,927
Loans to individuals	219,062	220,116	224,354	222,963	226,727
Total Arizona	3,009,697	3,046,513	2,810,836	2,800,394	2,559,399

Colorado:
Commercial	2,071,731	2,125,660	2,127,979	2,132,770	2,185,658
Commercial real estate	590,820	596,517	600,668	589,307	791,171
Loans to individuals	191,015	191,721	200,378	208,323	217,088
Total Colorado	2,853,566	2,913,898	2,929,025	2,930,400	3,193,917

Kansas/Missouri:
Commercial	337,120	291,075	282,189	270,068	303,692
Commercial real estate	529,988	537,709	571,331	618,052	556,390
Loans to individuals	182,925	117,617	142,392	142,408	155,154
Total Kansas/Missouri	1,050,033	946,401	995,912	1,030,528	1,015,236

New Mexico:
Commercial	310,768	308,712	311,636	282,479	282,918
Commercial real estate	538,269	484,623	465,228	458,720	443,516
Loans to individuals	47,787	48,099	49,589	51,056	55,714
Total New Mexico	896,824	841,434	826,453	792,255	782,148

Arkansas:
Commercial	76,019	72,433	93,011	106,134	96,227
Commercial real estate	60,605	55,585	55,396	56,229	54,764
Loans to individuals	8,050	8,806	9,389	9,881	10,244
Total Arkansas	144,674	136,824	157,796	172,244	161,235

Total BOK Financial loans	$27,083,715	$26,187,393	$25,651,462	$24,865,194	$24,292,211

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

Table 14 – Off-Balance Sheet Credit Commitments
(In thousands)

	June 30, 2026	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025	June 30, 2025
Loan commitments	$16,618,152	$16,175,429	$15,856,740	$15,266,953	$14,736,539
Standby letters of credit	618,919	616,908	606,697	643,166	702,008
Unpaid principal balance of residential mortgage loans sold with recourse	27,954	28,460	29,403	30,372	31,560
Unpaid principal balance of residential mortgage loans sold into mortgage-backed securities guaranteed by VA	834,686	844,848	855,182	869,589	890,377
Unpaid principal balance of residential mortgage loans sold to the FHLB through the MPF program	740,250	749,875	—	—	—
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

Counterparty credit risk is evaluated through existing policies and procedures. This evaluation considers the total relationship between BOK Financial and each of the counterparties. Individual limits are established by management and approved by Credit Administration. Margin collateral is required if the exposure between the Company and any counterparty exceeds established limits. Based on declines in the counterparties' credit ratings, these limits may be reduced and additional margin collateral may be required.

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

Derivative contracts are carried at fair value. At June 30, 2026, the net fair value of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $445 million compared to $748 million at March 31, 2026. At June 30, 2026, the net fair value of our derivative contracts included $295 million for energy contracts, $101 million for foreign exchange contracts, and $48 million for interest rate swaps. The aggregate net fair value of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $433 million at June 30, 2026, and $734 million at March 31, 2026.

At June 30, 2026, total derivative assets were reduced by $152 million of cash collateral received from counterparties, and total derivative liabilities were reduced by $121 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement. Derivative contracts executed with customers may be secured by non-cash collateral in conjunction with a credit agreement with that customer, such as proven producing oil and gas properties. Access to this collateral in an event of default is reasonably assured.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at June 30, 2026, follows in Table 15.

Table 15 – Fair Value of Derivative Contracts
(In thousands)

Customers	$147,906
Banks and other financial institutions	82,778
Exchanges and clearing organizations	62,555
Fair value of customer risk management program asset derivative contracts, net	$293,239

At June 30, 2026, our largest derivative exposure was to an exchange for $92 million of cash margin placed with the exchange, net of $60 million energy derivative positions in a net asset position.

Our customer risk management program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits which may incur additional funding costs. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a 20% parallel decrease in market prices to an equivalent of $55.60 per barrel of prompt-month (prices for delivery in the nearest contract month) oil and $2.62 per MMBtu of prompt-month natural gas would decrease the fair value of derivative assets by $107 million. A 20% parallel increase in prices to an equivalent of $83.40 per barrel of prompt-month oil and $3.93 per MMBtu of prompt-month natural gas would increase the fair value of derivative assets by $458 million as asset values rise faster than margin paid. Liquidity requirements of this program are not affected by changes in our credit rating.

The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of June 30, 2026, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer risk management program.

Summary of Credit Loss Experience

Table 16 – Summary of Credit Loss Experience
(Dollars in thousands)

	Three Months Ended
	June 30, 2026	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025	June 30, 2025
Allowance for loan losses:
Beginning balance	$277,719	$275,860	$277,692	$277,049	$278,594
Loans charged off	(1,305)	(3,176)	(2,353)	(4,348)	(1,313)
Recoveries of loans previously charged off	805	1,303	907	721	752
Net loans charged off	(500)	(1,873)	(1,446)	(3,627)	(561)
Provision for credit losses	255	3,732	(386)	4,270	(984)
Ending balance	$277,474	$277,719	$275,860	$277,692	$277,049

Accrual for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$45,337	$51,271	$50,784	$52,992	$52,088
Provision for credit losses	142	(5,934)	487	(2,208)	904
Ending balance	$45,479	$45,337	$51,271	$50,784	$52,992

Accrual for off-balance sheet credit risk associated with mortgage banking activities:
Beginning balance	$5,147	$2,934	$3,030	$3,111	$3,060
Net loans charged off	135	—	(1)	(7)	(26)
Provision for credit losses	(283)	2,213	(95)	(74)	77
Ending balance	$4,999	$5,147	$2,934	$3,030	$3,111

Allowance for credit losses related to investment (held-to-maturity) securities:
Beginning balance	$191	$202	$208	$196	$193
Provision for credit losses	(114)	(11)	(6)	12	3
Ending balance	$77	$191	$202	$208	$196

Total provision for credit losses	$—	$—	$—	$2,000	$—
Average loans by portfolio segment:
Commercial	$16,015,484	$15,430,740	$15,037,471	$14,490,145	$14,315,695
Commercial real estate	5,914,630	5,779,715	5,581,588	5,743,572	5,495,152
Loans to individuals	4,839,524	4,715,130	4,623,492	4,592,422	4,365,702
Net charge-offs (annualized) to average loans	0.01%	0.03%	0.02%	0.06%	0.01%
Net charge-offs (annualized) to average loans by portfolio segment:
Commercial	—%	0.02%	0.02%	0.08%	—%
Commercial real estate	—%	—%	—%	(0.01)%	0.01%
Loans to individuals	0.05%	0.10%	0.06%	0.05%	0.05%
Recoveries to gross charge-offs	61.69%	41.03%	38.55%	16.58%	57.27%
Provision for loan losses (annualized) to average loans	—%	0.06%	(0.01)%	0.07%	(0.02)%
Allowance for loan losses to loans outstanding at period end	1.02%	1.06%	1.08%	1.12%	1.14%
Accrual for unfunded loan commitments to unfunded loan commitments	0.27%	0.28%	0.32%	0.33%	0.36%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period end	1.19%	1.23%	1.28%	1.32%	1.36%

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
Non-pass grade loans, which include loans especially mentioned, accruing substandard, and nonaccruing loans, totaled $520 million at June 30, 2026, a decrease of $9.0 million compared to March 31, 2026. Non-pass grade loans were composed primarily of $134 million, or 3%, of commercial services loans; $118 million, or 3%, of commercial healthcare loans; $113 million, or 2%, of commercial real estate loans; and $107 million, or 2%, of commercial general business loans. Nonaccruing loans increased $2.1 million during the quarter, loans especially mentioned increased $8.3 million, and accruing substandard loans decreased $19 million compared to the prior quarter. A summary of outstanding loan balances by risk grade is included in Note 4 to the Consolidated Financial Statements.
No provision for credit losses was necessary for the second quarter of 2026. An improvement in economic forecast assumptions, including GDP growth, lower unemployment, and improved vacancy rates, compared to the prior quarter was offset by the impact of loan growth during the quarter. The allowance for loan losses totaled $277 million, or 1.02% of outstanding loans, at June 30, 2026. Excluding residential mortgage loans guaranteed by U.S. government agencies, the allowance for loan losses was 509% of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $323 million, or 1.19% of outstanding loans and 592% of nonaccruing loans, at June 30, 2026.
The probability weighting of all scenarios in our reasonable and supportable forecast remained unchanged compared to the prior quarter. The sensitivity to management's economic scenario weighting may be quantified by comparing the results of weighting each economic scenario at 100%. For example, compared to a 100% base case scenario, a 100% downside case would result in an additional $186 million in quantitative reserve, while a 100% upside case would result in $5.9 million less quantitative reserve at June 30, 2026. Such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related allowance.
No provision for credit losses was necessary for the first quarter of 2026. The allowance for loan losses was $278 million, or 1.06% of outstanding loans, at March 31, 2026. Excluding residential mortgage loans guaranteed by U.S. government agencies, the allowance for loan losses was 532% of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $323 million, or 1.23% of outstanding loans and 618% of nonaccruing loans.

A summary of macroeconomic variables considered in developing our estimate of expected credit losses at June 30, 2026 follows:

	Base	Downside	Upside
Scenario probability weighting	50%	35%	15%
Economic outlook
Geopolitical conflicts remain isolated.

Inflation measures move higher during the third quarter of 2026 due to temporary energy-related pressures, but improve as oil prices normalize. Core inflation remains elevated, reaching 2.7% by the second quarter of 2027.

There are no rate cuts over the next four quarters, leaving the federal funds target range unchanged at 3.50% to 3.75% at the end of the second quarter of 2027.

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

The Federal Reserve is forced to adopt an accommodative monetary policy compared to the base case scenario and cut the federal funds rate significantly to encourage economic activity and job creation. In total, there are seven rate cuts over the next four quarters bringing the target range to 1.75% to 2.00% by the end of the second quarter of 2027.

The continued conflict in the Middle East causes WTI prices to surge higher in the third quarter of 2026. This is followed by significant demand destruction for domestic oil combined with record levels of production, which leads to a sharp decline in oil prices beginning in the fourth quarter of 2026.

Geopolitical conflicts remain isolated.

Inflation measures that moved higher during the second quarter of 2026 due to temporary energy-related pressures improve as oil prices quickly normalize through the second quarter of 2027. The impact of tariffs and restrictive immigration policies is minor. Core inflation improves and reaches 2.3% by the second quarter of 2027.

There is one rate cut over the next four quarters, bringing the target range to 3.25% to 3.50% by the end of the second quarter of 2027.

Benefits from the One Big Beautiful Bill and AI investments help lift consumer spending levels and labor force productivity, resulting in above-trend GDP growth.

Macro-economic factors
–GDP is forecasted to grow by 2.0% over the next 12 months.
–Civilian unemployment rate of 4.3% in the third quarter of 2026 increases to 4.4% in the second quarter of 2027.
–WTI oil prices are projected to average $76.96 per barrel over the next 12 months, with a peak of $80.22 in the third quarter of 2026 and falling 6% over the following three quarters.

–GDP is forecasted to contract 2.0% over the next 12 months.
–Civilian unemployment rate of 5.2% in the third quarter of 2026 increases to 6.7% in the second quarter of 2027.
–WTI oil prices are projected to average $59.93 per barrel over the next 12 months, with a peak of $95.67 in the third quarter of 2026 and falling 54% over the following three quarters.

–GDP is forecasted to grow by 2.4% over the next 12 months.
–Civilian unemployment rate of 4.2% in the third quarter of 2026 falls to 4.0% by the second quarter of 2027.
–WTI oil prices are projected to average $73.43 per barrel over the next 12 months, with a peak of $77.65 in the third quarter of 2026 and falling 10% over the following three quarters.

Net Loans Charged Off

Net charge-offs were $500 thousand, or 0.01% of average loans on an annualized basis, in the second quarter primarily driven by deposit account overdraft losses that are included in net charge-offs of loans to individuals. At June 30, 2026, net charge-offs for the trailing twelve months were $7.4 million, or 0.03% of average loans. Net charge-offs were $1.9 million, or 0.03% of average loans on an annualized basis, in the first quarter of 2026. At March 31, 2026, net charge-offs for the trailing twelve months were $7.5 million, or 0.03% of average loans.

Accrual for Off-Balance Sheet Credit Risk Associated with Mortgage Banking Activities

The accrual for off-balance sheet credit risk associated with mortgage banking activities includes consideration of credit risk related to certain residential mortgage loans sold into mortgage-backed securities in excess of amounts guaranteed by the VA, mortgage loans originated under community development loan programs that were sold to a U.S. government agency with full recourse, and mortgage loans sold to the FHLB through the MPF program.

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

Table 17 – Nonperforming Assets
(Dollars in thousands)

	June 30, 2026	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025	June 30, 2025
Nonaccruing loans:
Commercial:
Healthcare	$21,112	$21,138	$23,490	$24,507	$28,743
Services	2,928	1,260	6,135	7,647	11,329
Energy	—	—	—	31	40
General business	5,118	2,868	6,477	85	45
Total commercial	29,158	25,266	36,102	32,270	40,157

Commercial real estate	6,431	6,601	6,697	6,809	6,925

Loans to individuals:
Residential mortgage	18,768	20,175	18,263	21,255	20,654
Residential mortgage guaranteed by U.S. government agencies	7,585	7,768	8,586	7,348	6,978
Personal	200	194	4,712	4,712	4,613
Total loans to individuals	26,553	28,137	31,561	33,315	32,245
Total nonaccruing loans	62,142	60,004	74,360	72,394	79,327
Real estate and other repossessed assets	508	15	176	1,751	1,729
Total nonperforming assets	$62,650	$60,019	$74,536	$74,145	$81,056
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$55,065	$52,251	$65,950	$66,797	$74,078

Allowance for loan losses to nonaccruing loans[1]	508.59%	531.66%	419.41%	426.92%	382.93%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to nonaccruing loans[1]	591.96%	618.45%	497.36%	504.99%	456.18%
Nonperforming assets to outstanding loans and repossessed assets	0.23%	0.23%	0.29%	0.30%	0.33%
Nonperforming assets to outstanding loans and repossessed assets[1]	0.20%	0.20%	0.26%	0.27%	0.31%
Nonaccruing loans to outstanding loans	0.23%	0.23%	0.29%	0.29%	0.33%
Nonaccruing commercial loans to outstanding commercial loans	0.18%	0.16%	0.24%	0.22%	0.28%
Nonaccruing commercial real estate loans to outstanding commercial real estate loans	0.11%	0.11%	0.12%	0.12%	0.13%
Nonaccruing loans to individuals to outstanding loans to individuals[1]	0.40%	0.45%	0.51%	0.58%	0.60%
Accruing loans 90 days or more past due[1]	$6,242	$2,411	$—	$1,135	$1,388
1     Excludes residential mortgages guaranteed by U.S. government agencies.
Nonaccruing loans increased $2.1 million compared to March 31, 2026. New nonaccruing loans identified in the second quarter totaled $8.5 million, offset by $3.4 million in payments received and $1.3 million in charge-offs. Nonaccruing general business loans increased $2.3 million and nonaccruing services loans increased $1.7 million, while nonaccruing loans to individuals decreased $1.6 million. The Company generally retains nonperforming assets to maximize potential recovery, which may cause future nonperforming assets to decrease more slowly.

A rollforward of nonperforming assets for the three and six months ended June 30, 2026, follows in Table 18.

Table 18 – Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	June 30, 2026
	Nonaccruing Loans				Real Estate and Other Repossessed Assets	Total Nonperforming Assets
	Commercial	Commercial Real Estate	Loan to Individuals	Total
Balance, March 31, 2026	$25,266	$6,601	$28,137	$60,004	$15	$60,019
Additions	4,123	—	4,327	8,450	—	8,450
Payments	(119)	(170)	(3,125)	(3,414)	—	(3,414)
Charge-offs	(112)	—	(1,193)	(1,305)	—	(1,305)
Net gains (losses) and write-downs	—	—	—	—	92	92
Foreclosure of nonaccruing loans	—	—	(542)	(542)	542	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(453)	(453)	—	(453)
Proceeds from sales	—	—	—	—	(141)	(141)
Return to accrual status	—	—	(598)	(598)	—	(598)
Balance, June 30, 2026	$29,158	$6,431	$26,553	$62,142	$508	$62,650

	Six Months Ended
	June 30, 2026
	Nonaccruing Loans				Real Estate and Other Repossessed Assets	Total Nonperforming Assets
	Commercial	Commercial Real Estate	Loan to Individuals	Total
Balance, Dec. 31, 2025	$36,102	$6,697	$31,561	$74,360	$176	$74,536
Additions	5,844	—	10,731	16,575	—	16,575
Payments	(3,811)	(266)	(5,132)	(9,209)	—	(9,209)
Charge-offs	(1,547)	—	(2,934)	(4,481)	—	(4,481)
Net gains (losses) and write-downs	—	—	—	—	509	509
Foreclosure of nonperforming loans	—	—	(5,236)	(5,236)	5,236	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(1,116)	(1,116)	—	(1,116)
Proceeds from sales	—	—	—	—	(5,413)	(5,413)
Return to accrual status	(3,678)	—	(1,321)	(4,999)	—	(4,999)
Other, net	(3,752)	—	—	(3,752)	—	(3,752)
Balance, June 30, 2026	$29,158	$6,431	$26,553	$62,142	$508	$62,650
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

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets totaled $508 thousand at June 30, 2026, an increase of $493 thousand compared to March 31, 2026. Real estate and other repossessed assets were composed primarily of $497 thousand of single family residential properties.

Liquidity and Capital

Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs. Based on the average balances for the second quarter of 2026, approximately 72% of our funding was provided by deposit accounts, 14% from borrowed funds, 11% from equity, and less than 1% from long-term subordinated debt. The loan to deposit ratio was 68% at both June 30, 2026 and March 31, 2026, providing significant on-balance sheet liquidity to meet future loan demand and contractual obligations.

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

Table 19 – Average Deposits by Segment
(In thousands)

	Three Months Ended
	June 30, 2026	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025	June 30, 2025
Commercial Banking	$18,918,188	$18,306,337	$18,492,793	$18,161,486	$17,424,707
Consumer Banking	8,592,876	8,389,039	8,346,245	8,330,481	8,266,824
Wealth Management	10,656,194	10,782,785	10,703,630	10,731,569	10,783,245
Subtotal	38,167,258	37,478,161	37,542,668	37,223,536	36,474,776
Funds Management and Other	1,062,866	1,502,098	2,444,941	1,257,710	1,661,940
BOK Financial Corporation	$39,230,124	$38,980,259	$39,987,609	$38,481,246	$38,136,716

Average deposits for the second quarter of 2026 totaled $39.2 billion, a $250 million increase over the first quarter of 2026. Average interest-bearing transaction accounts increased $119 million and average time deposit balances increased $117 million. Average savings account balances increased $25 million, while average demand deposit balances decreased $11 million compared to the prior quarter.

Average Commercial Banking deposits increased $612 million over the first quarter of 2026, primarily attributable to a $662 million increase in interest-bearing transaction deposit balances, partially offset by a $37 million decrease in demand deposit balances. Our Commercial deposit portfolio is highly diversified across industries and customers. The highest concentration by industry within our Commercial deposit portfolio is our energy customers representing 10% of our total deposits.

Average Consumer Banking deposit balances increased $204 million over the prior quarter. Time deposit balances increased $80 million, demand deposit balances increased $66 million, interest-bearing transaction accounts increased $32 million, and savings accounts increased $25 million.

Average Wealth Management deposits decreased $127 million compared to the first quarter of 2026. Interest-bearing transaction account balances decreased $166 million and demand deposit balances decreased $29 million. Time deposits balances increased $69 million.

Average brokered deposits were 5% of total average deposits during the second quarter of 2026. Excluding the reciprocal component, brokered deposits were less than 1% of average deposits. Reciprocal deposit balances in excess of the $5 billion general threshold, defined by the FDIC, are included as brokered deposits. Average interest-bearing transaction accounts for the second quarter included $1.8 billion of brokered deposits, decreasing $279 million compared to the first quarter of 2026. Average time deposits for the second quarter of 2026 included $5.4 million of brokered deposits, an $18 million decrease compared to the first quarter of 2026. Period end brokered interest-bearing transaction accounts increased $118 million to $1.9 billion and period end brokered time deposits were consistent with the prior quarter at $5.4 million as of June 30, 2026.

On July 11, 2026, the 21st Century ROAD to Housing Act became effective and revised the reciprocal deposit exclusion from brokered deposit treatment by implementing a graduated threshold based on the Company's liabilities. Based on balances as of June 30, 2026, management estimates the Company's reciprocal deposit balances were below the revised threshold and would be excluded from brokered deposit treatment under the revised framework.

The distribution of our period end deposit account balances among principal markets follows in Table 20.

Table 20 – Period End Deposits by Principal Market Area
(In thousands)

	June 30, 2026	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025	June 30, 2025
Oklahoma:
Demand	$3,482,203	$3,463,094	$3,492,243	$3,520,203	$3,589,146
Interest-bearing:
Transaction	13,623,048	13,629,679	13,732,961	13,352,070	13,537,068
Savings	563,466	561,079	532,284	520,995	521,734
Time	2,371,623	2,245,523	2,232,078	2,356,945	2,166,094
Total interest-bearing	16,558,137	16,436,281	16,497,323	16,230,010	16,224,896
Total Oklahoma	20,040,340	19,899,375	19,989,566	19,750,213	19,814,042

Texas:
Demand	2,178,864	2,071,766	2,177,256	2,194,177	2,082,652
Interest-bearing:
Transaction	7,167,229	6,447,755	6,691,395	6,427,135	6,203,081
Savings	148,701	153,501	149,593	147,560	155,027
Time	673,126	676,876	647,158	649,757	638,657
Total interest-bearing	7,989,056	7,278,132	7,488,146	7,224,452	6,996,765
Total Texas	10,167,920	9,349,898	9,665,402	9,418,629	9,079,417

Colorado:
Demand	977,110	881,440	1,152,203	929,383	1,040,223
Interest-bearing:
Transaction	2,210,988	2,072,825	2,137,579	2,204,899	1,989,284
Savings	56,735	58,605	54,809	53,768	55,326
Time	293,325	299,196	282,320	284,962	278,914
Total interest-bearing	2,561,048	2,430,626	2,474,708	2,543,629	2,323,524
Total Colorado	3,538,158	3,312,066	3,626,911	3,473,012	3,363,747

New Mexico:
Demand	599,831	580,900	580,400	591,330	609,205
Interest-bearing:
Transaction	1,596,275	1,447,506	1,405,940	1,376,694	1,416,741
Savings	102,306	99,848	95,630	94,180	94,930
Time	386,946	374,661	354,757	347,227	340,946
Total interest-bearing	2,085,527	1,922,015	1,856,327	1,818,101	1,852,617
Total New Mexico	2,685,358	2,502,915	2,436,727	2,409,431	2,461,822

	June 30, 2026	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025	June 30, 2025
Arizona:
Demand	351,429	398,102	365,007	368,432	385,442
Interest-bearing:
Transaction	1,369,657	1,439,796	1,450,416	1,406,300	1,467,509
Savings	9,787	11,593	14,656	13,571	10,536
Time	73,261	73,912	72,286	71,886	72,041
Total interest-bearing	1,452,705	1,525,301	1,537,358	1,491,757	1,550,086
Total Arizona	1,804,134	1,923,403	1,902,365	1,860,189	1,935,528

Kansas/Missouri:
Demand	248,190	271,399	281,263	282,235	269,408
Interest-bearing:
Transaction	1,199,349	1,203,155	1,194,500	1,151,956	1,169,161
Savings	16,782	16,222	14,256	14,251	13,719
Time	35,686	38,542	37,820	37,563	35,768
Total interest-bearing	1,251,817	1,257,919	1,246,576	1,203,770	1,218,648
Total Kansas/Missouri	1,500,007	1,529,318	1,527,839	1,486,005	1,488,056

Arkansas:
Demand	24,034	27,628	33,558	21,416	22,685
Interest-bearing:
Transaction	75,872	111,487	237,279	64,174	61,079
Savings	2,703	2,859	2,695	2,411	2,485
Time	17,315	18,099	12,664	14,538	17,248
Total interest-bearing	95,890	132,445	252,638	81,123	80,812
Total Arkansas	119,924	160,073	286,196	102,539	103,497
Total BOK Financial deposits	$39,855,841	$38,677,048	$39,435,006	$38,500,018	$38,246,109

Estimated uninsured deposits totaled $21.2 billion, or 53% of our total deposits, at June 30, 2026. In addition to insured deposits, we also hold $4.3 billion of collateralized deposits. Municipalities, Native American tribal governments, and certain trust-related deposits are all required to be collateralized. Excluding the impact of collateralized deposits and deposits related to consolidated subsidiaries, our uninsured and uncollateralized deposit level is $16.2 billion, or 41% of total deposits, at June 30, 2026.

In addition to deposits, liquidity for the subsidiary bank is provided primarily by federal funds purchased, securities repurchase agreements, and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers' banks and Federal Home Loan Banks from across the country. The largest single source of wholesale federal funds purchased totaled $750 million at June 30, 2026. Securities repurchase agreements generally mature within 90 days and are secured by certain AFS and trading securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and agency mortgage-backed securities, 1-4 family residential mortgage loans, multifamily, and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $6.9 billion during the quarter, compared to $5.3 billion in the first quarter of 2026.

At June 30, 2026, management estimates a total potential secured borrowing capacity of approximately $28.6 billion. This includes current available secured capacity of $24.7 billion from the use of programs available to U.S. banks from the Federal Home Loan Banks and Federal Reserve Banks and an estimated $3.9 billion of other sources that could be converted into additional secured capacity.

A summary of other borrowings for BOK Financial on a consolidated basis follows in Table 21.

Table 21 – Borrowed Funds
(Dollars in thousands)

		Three Months Ended June 30, 2026				Three Months Ended Mar. 31, 2026
	June 30, 2026	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	Mar. 31, 2026	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter
Funds purchased	$1,349,970	$333,158	3.78%	$1,349,970	$495,792	$658,684	3.39%	$703,162
Repurchase agreements	153,946	187,723	1.87%	172,283	219,677	265,544	1.66%	351,377
Other borrowings:
FHLB advances	3,030,000	6,880,440	3.86%	5,430,000	5,700,000	5,301,280	3.89%	5,700,000
GNMA repurchase liability	34,118	31,971	3.89%	34,118	33,485	35,994	3.93%	37,529
Other	9,877	10,040	9.67%	10,027	20,019	11,787	6.47%	20,019
Total other borrowings	3,073,995	6,922,451	3.88%		5,753,504	5,349,061	3.90%
Subordinated debentures[1]	396,661	396,642	6.25%	396,661	396,625	396,606	6.14%	396,625
Total other borrowed funds	$4,974,572	$7,839,974	3.95%		$6,865,598	$6,669,895	3.90%
1    BOKF, NA only.
BOKF, NA also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold into GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors if delinquent loans are not repurchased from the GNMA mortgage pools.
Parent Company

At June 30, 2026, cash and interest-bearing cash and cash equivalents held by the parent company totaled $92 million. The primary sources of liquidity for BOK Financial are cash on hand and dividends from BOKF, NA. Dividends from the subsidiary bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At June 30, 2026, based upon the most restrictive limitations as well as management's internal capital policy, BOKF, NA could declare up to $555 million of dividends. Dividend constraints may be alleviated through increases in retained earnings, capital issuances, or changes in risk weighted assets. Future losses or increases in required regulatory capital at the bank could affect its ability to pay dividends to the parent company.

Our equity capital at June 30, 2026 was $6.1 billion, a $110 million increase compared to March 31, 2026. Net income less cash dividends paid increased equity $138 million during the second quarter of 2026. Changes in interest rates resulted in a $25 million increase in the accumulated other comprehensive loss compared to March 31, 2026. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings including expected benefits from lower federal income tax rates, asset growth and acquisition strategies, and regulatory requirements. Capital management may include subordinated debt or perpetual preferred stock issuance, share repurchase, and stock and cash dividends.

On July 29, 2025, the Board authorized the Company to purchase up to five million common shares of Company stock, subject to market conditions, securities law, and other regulatory compliance limitations. Under this authority, shares may be repurchased on the open market, including plans complying with rules 10b5-1 and 10b-18, which includes plans using accelerated share repurchases. As of June 30, 2026, the Company had repurchased 2,985,480 shares under this authorization. The Company repurchased 2,519 shares of common stock at an average price of $129.89 per share in the second quarter of 2026. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.

The Company entered into ASR transactions totaling $250 million in November 2025. Upon execution, the Company received an initial delivery of 2,100,840 shares, which were recorded as treasury stock. The remaining portion of the ASR was accounted for as a forward contract classified in equity. The forward contract was settled in May 2026 in accordance with the agreement based on the volume-weighted average price of the Company's common stock during the contractual pricing period of approximately $123 per share. The settlement amount, adjusted for the terms of the agreement, was recorded as an adjustment to treasury stock.
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

Capital and other performance ratios for BOK Financial on a consolidated basis are presented in Table 22.

Table 22 – Capital and Performance Ratios

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer	June 30, 2026	Mar. 31, 2026	June 30, 2025
Capital:
Common equity Tier 1	4.50%	2.50%	7.00%	12.89%	12.61%	13.59%
Tier 1 capital	6.00%	2.50%	8.50%	12.89%	12.61%	13.60%
Total capital	8.00%	2.50%	10.50%	14.67%	14.39%	14.48%
Tier 1 leverage	4.00%	N/A	4.00%	9.81%	9.85%	9.88%

				Three Months Ended
				June 30, 2026	Mar. 31, 2026	June 30, 2025
Average total equity to average assets				11.07%	11.34%	11.08%
Tangible common equity ratio[1]				9.61%	9.29%	9.63%

Performance Ratios:
Return on average equity				11.73%	10.49%	9.70%
Return on average tangible common equity[1]				14.27%	12.78%	11.94%
1    See Explanation and Reconciliation of Non-GAAP Measures following.

Off-Balance Sheet Arrangements

See Note 4 to the Consolidated Financial Statements for a discussion of the Company's significant off-balance sheet commitments.

Explanation and Reconciliation of Non-GAAP Measures

Table 23 provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 23 – Non-GAAP Measures
(Dollars in thousands)

	June 30, 2026	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025	June 30, 2025
Reconciliation of tangible common equity ratio:
Total shareholders' equity	$6,083,106	$5,973,175	$5,918,646	$6,022,535	$5,890,888
Less: Goodwill and intangible assets, net	1,074,577	1,077,052	1,079,501	1,082,125	1,084,749
Tangible common equity	$5,008,529	$4,896,123	$4,839,145	$4,940,410	$4,806,139

Total assets	$53,179,287	$53,760,405	$52,237,501	$50,193,387	$50,998,077
Less: Goodwill and intangible assets, net	1,074,577	1,077,052	1,079,501	1,082,125	1,084,749
Tangible assets	$52,104,710	$52,683,353	$51,158,000	$49,111,262	$49,913,328

Tangible common equity ratio	9.61%	9.29%	9.46%	10.06%	9.63%

Reconciliation of return on average tangible common equity:
Total average shareholders' equity	$6,038,651	$6,022,247	$5,959,186	$5,960,711	$5,791,275
Less: Average goodwill and intangible assets, net	1,075,733	1,078,240	1,080,758	1,083,390	1,086,991
Average tangible common equity	$4,962,918	$4,944,007	$4,878,428	$4,877,321	$4,704,284

Net income attributable to BOK Financial Corporation shareholders	$176,539	$155,766	$177,301	$140,894	$140,018

Return on average tangible common equity	14.27%	12.78%	14.42%	11.46%	11.94%

Calculation of efficiency ratio:
Total other operating expense	$361,679	$354,166	$361,054	$369,770	$354,503
Less: Amortization of intangible assets	2,390	2,443	2,656	2,656	2,656
Numerator for efficiency ratio	$359,289	$351,723	$358,398	$367,114	$351,847
Less: FDIC special assessment	—	—	(9,479)	(1,209)	(523)
Adjusted numerator for efficiency ratio	$359,289	$351,723	$367,877	$368,323	$352,370

Net interest income	$351,830	$342,554	$345,281	$337,646	$328,166
Add: Tax-equivalent adjustment	2,719	2,610	2,555	2,565	2,574
Tax-equivalent net interest income	354,549	345,164	347,836	340,211	330,740
Add: Total other operating revenue	237,572	211,268	244,282	210,709	207,098
Less: Gain (loss) on available-for-sale securities, net	(4,645)	—	1,748	213	—
Denominator for efficiency ratio	$596,766	$556,432	$590,370	$550,707	$537,838
Less: Gain on sale of merchant banking investment	—	—	23,475	—	—
Less: Gain on exchange of Visa shares	30,908	—	—	—	—
Adjusted denominator for efficiency ratio	$565,858	$556,432	$566,895	$550,707	$537,838

Efficiency ratio	60.21%	63.21%	60.71%	66.66%	65.42%
Efficiency ratio excluding adjustments	63.49%	63.21%	64.89%	66.88%	65.52%

Reconciliation of pre-provision net revenue:
Net income before taxes	$227,723	$199,656	$228,509	$176,585	$180,761
Add: Provision for credit losses	—	—	—	2,000	—
Less: Net income (loss) attributable to non-controlling interests	43	(46)	(35)	(23)	52
Pre-provision net revenue	$227,680	$199,702	$228,544	$178,608	$180,709

	June 30, 2026	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025	June 30, 2025
Information on net interest income and net interest margin excluding trading activities:
Net interest income	$351,830	$342,554	$345,281	$337,646	$328,166
Less: Trading activities net interest income	18,283	15,366	13,211	14,325	16,138
Net interest income excluding trading activities	333,547	327,188	332,070	323,321	312,028
Add: Tax-equivalent adjustment	2,719	2,610	2,555	2,565	2,574
Tax-equivalent net interest income excluding trading activities	$336,266	$329,798	$334,625	$325,886	$314,602

Average interest-earning assets	$48,776,712	$47,772,044	$46,590,610	$46,429,240	$46,984,071
Less: Average trading activities interest-earning assets	5,876,732	5,617,531	5,295,598	5,603,200	6,876,788
Average interest-earning assets excluding trading activities	$42,899,980	$42,154,513	$41,295,012	$40,826,040	$40,107,283

Net interest margin on average interest-earning assets	2.91%	2.90%	2.98%	2.91%	2.80%
Net interest margin on average trading activities interest-earning assets	1.25%	1.05%	1.04%	1.07%	0.93%
Net interest margin on average interest-earning assets excluding trading activities	3.13%	3.15%	3.22%	3.16%	3.12%

Reconciliation of adjusted net income and earnings per share:
Net income attributable to BOK Financial Corporation shareholders	$176,539	$155,766	$177,301	$140,894	$140,018
Impact of FDIC special assessment benefit, net of tax	—	—	(7,239)	(923)	(399)
Gain on exchange of Visa shares, net of tax	(23,604)	—	—	—	(2,340)
Loss on repositioning of available-for-sale securities portfolio, net of tax	3,547	—	—	—	—
Gain on sale of merchant banking investment, net of tax	—	—	(17,928)	—	—
Adjusted net income	$156,482	$155,766	$152,134	$139,971	$137,279

Earnings per share	$2.92	$2.58	$2.89	$2.22	$2.19
Impact of FDIC special assessment benefit, net of tax	—	—	(0.12)	(0.01)	(0.01)
Gain on exchange of Visa shares, net of tax	(0.39)	—	—	—	(0.04)
Loss on repositioning of available-for-sale securities portfolio, net of tax	0.06	—	—	—	—
Gain on sale of merchant banking investment, net of tax	—	—	(0.29)	—	—
Adjusted earnings per share	$2.59	$2.58	$2.48	$2.21	$2.14

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

The efficiency ratio and adjusted efficiency ratio measure the company's ability to use its assets and manage its liabilities effectively in the current period.

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

The interest rate sensitivity in Table 24 indicates management's estimation of the impact of rate changes on net interest income. Should deposit costs be 10% more sensitive to changes in rates, the variation in net interest income over the next twelve months would be 1.47%, or $22.1 million, for the 100 basis point decrease scenario. Alternatively, should deposit funding costs be 10% less sensitive to changes in rates, the variation in net interest income over the next twelve months would be 0.22%, or $3.3 million, for the 100 basis point decrease scenario. Additionally, in a flattening yield curve scenario where long-term rates increase by 100 basis points and short-term rates increase by 200 basis points, net interest income would decrease approximately 4.09%, or $61.3 million.

Table 24 – Interest Rate Sensitivity
(Dollars in thousands)

	June 30, 2026				Mar. 31, 2026
	200 bp Increase	100 bp Increase	100 bp Decrease	200 bp Decrease	200 bp Increase	100 bp Increase	100 bp Decrease	200 bp Decrease
Anticipated impact over the next twelve months on net interest income	$(30,900)	$(13,700)	$12,700	$29,600	$(27,600)	$(12,000)	$11,200	$26,900
	(2.06)%	(0.91)%	0.85%	1.97%	(1.86)%	(0.81)%	0.76%	1.81%
Anticipated impact over months twelve through twenty-four on net interest income	$(7,000)	$5,100	$(10,500)	$(16,800)	$(2,500)	$7,400	$(11,900)	$(17,700)
	(0.44)%	0.32%	(0.66)%	(1.05)%	(0.16)%	0.46%	(0.74)%	(1.11)%

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

Table 25 – MSR Asset and Hedge Sensitivity Analysis
(In thousands)

	June 30, 2026		Mar. 31, 2026
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
MSR Asset	$10,471	$(13,875)	$11,780	$(15,136)
MSR Hedge	(11,619)	11,703	(13,444)	13,607
Net Exposure	$(1,148)	$(2,172)	$(1,664)	$(1,529)

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

Table 26 – Mortgage Pipeline Sensitivity Analysis
(In thousands)

	Three Months Ended				Six Months Ended
	June 30, 2026		Mar. 31, 2026		June 30, 2026		June 30, 2025
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(167)	$(160)	$(229)	$(232)	$(198)	$(196)	$(145)	$(64)
Low[2]	(97)	(93)	(106)	(141)	(97)	(93)	(37)	46
High[3]	(296)	(224)	(451)	(404)	(451)	(404)	(242)	(161)
Period End	(296)	(93)	(164)	(170)	(296)	(93)	(94)	(38)
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

The trading portfolio's VaR and SVaR profiles are influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. Table 27 below summarizes certain VaR and SVaR based measures for the three months ended June 30, 2026, March 31, 2026, June 30, 2025, and March 31, 2025.

Table 27 – VaR and SVaR Measures
(In thousands)

	Three Months Ended
	June 30, 2026		Mar. 31, 2026		June 30, 2025		Mar. 31, 2025
	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR
Average[1]	$4,823	$7,424	$3,876	$7,353	$1,897	$7,046	$3,370	$13,231
Low	2,653	5,079	1,666	5,056	1,077	4,002	1,529	5,711
High	6,723	10,497	5,640	11,100	4,697	12,874	6,272	20,652
Period End	4,503	6,766	2,647	6,514	1,736	6,158	2,831	10,768
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

Table 28 – Trading Sensitivity Analysis
(In thousands)

	Three Months Ended				Six Months Ended
	June 30, 2026		Mar. 31, 2026		June 30, 2026		June 30, 2025
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(4,341)	$5,782	$(2,872)	$6,453	$(3,618)	$6,106	$(782)	$4,182
Low[2]	2,852	10,255	2,690	11,992	2,852	11,992	3,602	10,934
High[3]	(8,126)	(186)	(6,644)	87	(8,126)	(186)	(7,841)	(379)
Period End	(5,777)	8,538	(69)	1,665	(5,777)	8,538	2,982	1,616
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
Controls and Procedures

As required by Exchange Act Rule 13a-15(b), BOK Financial's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by their reports, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Exchange Act Rule 13a-15(d), BOK Financial's management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal controls over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.
Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's beliefs, assumptions, current expectations, estimates and projections about BOK Financial Corporation, the financial services industry and the economy generally. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “plans,” “outlook,” “projects,” “will,” “intends,” “may,” “could,” “should,” “would,” “potential,” “continue,” “seek,” “target,” variations of such words and similar expressions are intended to identify such forward-looking statements. Management judgments relating to and discussion of the provision and allowance for credit losses, allowance for uncertain tax positions, accruals for loss contingencies and valuation of mortgage servicing rights involve judgments as to expected events and are inherently forward-looking statements. Assessments that acquisitions and growth endeavors will be profitable are statements of belief as to the outcome of future events based in part on information provided by others which BOK Financial has not independently verified and for which BOK Financial assumes no responsibility for the accuracy or completeness. These various forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions which are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. All statements other than statements of historical fact are forward-looking statements. Therefore, actual results and outcomes may materially differ from what is expected, implied or forecasted in such forward-looking statements. Internal and external factors that might cause such a difference include, but are not limited to: changes in government; changes in governmental economic policy, including tariffs; changes in commodity prices; interest rates and interest rate relationships; inflation; demand for products and services; the degree of competition by traditional and nontraditional competitors; changes in banking regulations; tax laws; prices, levies and assessments; the impact of technological advances; trends in customer behavior as well as their ability to repay loans; credit quality deterioration; cybersecurity incidents and data breaches; operational failures or interruptions; liquidity risks; capital adequacy requirements; litigation and regulatory enforcement actions; and other risks detailed in BOK Financial Corporation’s filings with the Securities and Exchange Commission. BOK Financial Corporation and its affiliates undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law or regulation.

Annualized, pro forma, projected and estimated numbers are used for illustrative purpose only, are not forecasts and may not reflect actual results.

In this report we may sometimes use non-GAAP financial measures. Please note that although non-GAAP financial measures may provide useful insight to analysts, investors, and regulators, they should not be considered in isolation or relied upon as a substitute for analysis using GAAP measures. If applicable, we provide GAAP reconciliations for non-GAAP financial measures.

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
Interest and dividend revenue	2026	2025	2026	2025
Loans	$411,158	$402,188	$808,331	$798,604
Residential mortgage loans held for sale	1,452	1,346	2,508	2,321
Trading securities	70,449	86,364	134,911	160,103
Investment securities	5,749	6,738	11,875	13,721
Available-for-sale securities	135,628	131,301	269,533	258,810
Fair value option securities	849	1,319	2,238	1,497
Restricted equity securities	8,838	7,545	15,519	14,086
Interest-bearing cash and cash equivalents	5,011	5,626	10,144	11,855
Total interest and dividend revenue	639,134	642,427	1,255,059	1,260,997
Interest expense
Deposits	210,109	238,443	419,307	479,515
Borrowed funds	70,998	74,230	129,080	133,393
Subordinated debentures	6,197	1,588	12,288	3,672
Total interest expense	287,304	314,261	560,675	616,580
Net interest and dividend income	351,830	328,166	694,384	644,417
Provision for credit losses	—	—	—	—
Net interest and dividend income after provision for credit losses	351,830	328,166	694,384	644,417
Other operating revenue
Brokerage and trading revenue	32,450	38,125	76,056	69,193
Transaction card revenue	31,597	29,561	63,562	56,653
Fiduciary and asset management revenue	71,007	63,964	137,488	124,936
Deposit service charges and fees	33,326	31,319	65,544	61,594
Mortgage banking revenue	18,985	18,993	39,948	38,808
Other revenue	14,627	15,368	29,171	30,262
Total fees and commissions revenue	201,992	197,330	411,769	381,446
Other gains, net	42,415	8,140	42,199	7,415
Gain (loss) on derivatives, net	(8,490)	5,535	(12,864)	15,100
Gain (loss) on fair value option securities, net	—	1,112	(2,074)	1,437
Change in fair value of mortgage servicing rights	6,300	(5,019)	14,455	(12,259)
Loss on available-for-sale securities, net	(4,645)	—	(4,645)	—
Total other operating revenue	237,572	207,098	448,840	393,139
Other operating expense
Personnel	214,094	214,711	425,268	428,896
Business promotion	11,152	9,139	20,378	17,957
Professional fees and services	13,799	15,402	28,094	28,671
Net occupancy and equipment	34,151	32,657	67,333	65,649
FDIC and other insurance	6,183	6,439	11,868	13,026
FDIC special assessment	—	(523)	—	—
Data processing and communications	51,707	49,597	103,475	97,175
Printing, postage, and supplies	3,745	4,067	7,424	7,706
Amortization of intangible assets	2,390	2,656	4,833	5,308
Mortgage banking costs	11,879	6,711	23,636	14,400
Other expense	12,579	13,647	23,536	23,244
Total other operating expense	361,679	354,503	715,845	702,032
Net income before taxes	227,723	180,761	427,379	335,524
Federal and state income taxes	51,141	40,691	95,077	75,683
Net income	176,582	140,070	332,302	259,841
Net income (loss) attributable to non-controlling interests	43	52	(3)	46
Net income attributable to BOK Financial Corporation shareholders	$176,539	$140,018	$332,305	$259,795
Earnings per share:
Basic and diluted	$2.92	$2.19	$5.49	$4.05
Average shares used in computation:
Basic and diluted	60,080,833	63,208,027	60,057,189	63,376,857
Dividends declared per share	$0.63	$0.57	$1.26	$1.14
See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$176,582	$140,070	$332,302	$259,841
Other comprehensive income (loss), before income taxes:
Net change in unrealized gain (loss)	(44,125)	86,829	(128,537)	260,657
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	7,369	9,194	14,745	18,638
Loss on available-for-sale securities, net	4,645	—	4,645	—
Other comprehensive income (loss), before income taxes	(32,111)	96,023	(109,147)	279,295
Federal and state income taxes	(7,588)	22,690	(25,792)	65,265
Other comprehensive income (loss), net of income taxes	(24,523)	73,333	(83,355)	214,030
Comprehensive income (loss)	152,059	213,403	248,947	473,871
Comprehensive income (loss) attributable to non-controlling interests	43	52	(3)	46
Comprehensive income (loss) attributable to BOK Financial Corporation shareholders	$152,016	$213,351	$248,950	$473,825
See accompanying notes to Consolidated Financial Statements.

Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30, 2026	Dec. 31, 2025
	(Unaudited)	(Footnote 1)
Assets
Cash and due from banks	$975,769	$1,001,107
Interest-bearing cash and cash equivalents	545,597	656,995
Trading securities	4,952,988	5,392,745
Investment securities, net of allowance (fair value: June 30, 2026 – $1,483,006; December 31, 2025 – $1,662,005)	1,627,281	1,784,242
Available-for-sale securities	13,582,780	13,606,625
Fair value option securities	28,461	102,096
Restricted equity securities	298,418	224,757
Residential mortgage loans held for sale	102,531	94,630
Loans	27,083,715	25,651,462
Allowance for loan losses	(277,474)	(275,860)
Loans, net of allowance	26,806,241	25,375,602
Premises and equipment, net	651,641	638,936
Receivables	292,415	292,978
Goodwill	1,044,749	1,044,749
Intangible assets, net	29,828	34,752
Mortgage servicing rights	333,998	322,724
Real estate and other repossessed assets, net of allowance (June 30, 2026 – $3,547; December 31, 2025 – $3,515)	508	176
Derivative contracts, net	324,711	300,775
Cash surrender value of bank-owned life insurance	423,126	421,514
Receivable on unsettled securities sales	39,673	62,034
Other assets	1,118,572	880,064
Total assets	$53,179,287	$52,237,501

Liabilities and Equity
Liabilities:
Noninterest-bearing demand deposits	$7,861,661	$8,081,930
Interest-bearing deposits:
Transaction	27,242,418	26,850,070
Savings	900,480	863,923
Time	3,851,282	3,639,083
Total deposits	39,855,841	39,435,006
Funds purchased and repurchase agreements	1,503,916	1,491,716
Other borrowings	3,073,995	2,745,939
Subordinated debentures	396,661	396,589
Accrued interest, taxes, and expense	292,534	382,809
Derivative contracts, net	325,231	397,573
Due on unsettled securities purchases	1,155,712	991,073
Other liabilities	490,499	476,116
Total liabilities	47,094,389	46,316,821
Shareholders' equity:
Common stock (0.00006 par value; 2,500,000,000 shares authorized; Issued: June 30, 2026 – 77,259,170; December 31, 2025 - 77,030,997 Outstanding: June 30, 2026 – 60,766,867; December 31, 2025 – 60,620,507)	5	5
Capital surplus	1,440,476	1,429,369
Retained earnings	6,279,054	6,022,586
Treasury stock (shares at cost: June 30, 2026 – 16,492,303; December 31, 2025 – 16,410,490)	(1,386,904)	(1,367,144)
Accumulated other comprehensive loss	(249,525)	(166,170)
Total shareholders' equity	6,083,106	5,918,646
Non-controlling interests	1,792	2,034
Total equity	6,084,898	5,920,680
Total liabilities and equity	$53,179,287	$52,237,501
See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Equity (Unaudited)
(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, March 31, 2026	77,242	$5	$1,435,156	$6,140,724	16,482	$(1,377,708)	$(225,002)	$5,973,175	$1,891	$5,975,066
Net income	—	—	—	176,539	—	—	—	176,539	43	176,582
Other comprehensive loss	—	—	—	—	—	—	(24,523)	(24,523)	—	(24,523)
Repurchase of common stock	—	—	—	—	2	(8,162)	—	(8,162)	—	(8,162)
Share-based compensation plans:
Non-vested shares awarded, net	17	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares and taxes paid related to net share settlement	—	—	—	—	8	(1,034)	—	(1,034)	—	(1,034)
Share-based compensation	—	—	5,320	—	—	—	—	5,320	—	5,320
Cash dividends on common stock	—	—	—	(38,209)	—	—	—	(38,209)	—	(38,209)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(142)	(142)
Balance, June 30, 2026	77,259	$5	$1,440,476	$6,279,054	16,492	$(1,386,904)	$(249,525)	$6,083,106	$1,792	$6,084,898

Balance, December 31, 2025	77,031	$5	$1,429,369	$6,022,586	16,410	$(1,367,144)	$(166,170)	$5,918,646	$2,034	$5,920,680
Net income (loss)	—	—	—	332,305	—	—	—	332,305	(3)	332,302
Other comprehensive loss	—	—	—	—	—	—	(83,355)	(83,355)	—	(83,355)
Repurchase of common stock	—	—	—	—	2	(8,162)	—	(8,162)	—	(8,162)
Share-based compensation plans:
Non-vested shares awarded, net	228	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares and taxes paid related to net share settlement	—	—	—	—	80	(11,598)	—	(11,598)	—	(11,598)
Share-based compensation	—	—	11,107	—	—	—	—	11,107	—	11,107
Cash dividends on common stock	—	—	—	(75,837)	—	—	—	(75,837)	—	(75,837)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(239)	(239)
Balance, June 30, 2026	77,259	$5	$1,440,476	$6,279,054	16,492	$(1,386,904)	$(249,525)	$6,083,106	$1,792	$6,084,898

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, March 31, 2025	77,015	$5	$1,435,498	$5,675,409	12,753	$(976,756)	$(362,343)	$5,771,813	$2,565	$5,774,378
Net income	—	—	—	140,018	—	—	—	140,018	52	140,070
Other comprehensive income	—	—	—	—	—	—	73,333	73,333	—	73,333
Repurchase of common stock	—	—	—	—	663	(62,801)	—	(62,801)	—	(62,801)
Share-based compensation plans:
Non-vested shares awarded, net	20	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares and taxes paid related to net share settlement	—	—	—	—	8	(754)	—	(754)	—	(754)
Share-based compensation	—	—	5,828	—	—	—	—	5,828	—	5,828
Cash dividends on common stock	—	—	—	(36,549)	—	—	—	(36,549)	—	(36,549)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(149)	(149)
Balance, June 30, 2025	77,035	$5	$1,441,326	$5,778,878	13,424	$(1,040,311)	$(289,010)	$5,890,888	$2,468	$5,893,356

Balance, December 31, 2024	76,818	$5	$1,429,628	$5,592,100	12,696	$(970,340)	$(503,040)	$5,548,353	$2,604	$5,550,957
Net income	—	—	—	259,795	—	—	—	259,795	46	259,841
Other comprehensive income	—	—	—	—	—	—	214,030	214,030	—	214,030
Repurchase of common stock	—	—	—	—	673	(63,795)	—	(63,795)	—	(63,795)
Share-based compensation plans:
Non-vested shares awarded, net	217	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares and taxes paid related to net share settlement	—	—	—	—	55	(6,176)	—	(6,176)	—	(6,176)
Share-based compensation	—	—	11,698	—	—	—	—	11,698	—	11,698
Cash dividends on common stock	—	—	—	(73,017)	—	—	—	(73,017)	—	(73,017)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(182)	(182)
Balance, June 30, 2025	77,035	$5	$1,441,326	$5,778,878	13,424	$(1,040,311)	$(289,010)	$5,890,888	$2,468	$5,893,356
See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)	Six Months Ended
	June 30,
	2026	2025
Cash Flows From Operating Activities:
Net income	$332,302	$259,841
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	—	—
Change in fair value of mortgage servicing rights due to market assumption changes	(14,455)	12,259
Change in the fair value of mortgage servicing rights due to principal payments	20,666	11,429
Net unrealized losses (gains) from derivative contracts	6,532	125,612
Share-based compensation	11,107	11,698
Depreciation and amortization	55,735	54,621
Net amortization of discounts and premiums	(24,886)	(25,878)
Net losses (gains) on financial instruments and other losses (gains), net	(37,554)	(7,415)
Net loss (gain) on mortgage loans held for sale	(5,635)	(4,311)
Mortgage loans originated for sale	(511,696)	(378,970)
Proceeds from sale of mortgage loans held for sale	509,895	359,430
Capitalized mortgage servicing rights	(8,840)	(5,572)
Change in trading and fair value option securities	513,421	(750,189)
Change in receivables	30,785	(77,006)
Change in other assets	(16,747)	26,836
Change in other liabilities	13,451	497,271
Net cash provided by (used in) operating activities	874,081	109,656
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	156,194	118,862
Proceeds from maturities or redemptions of available-for-sale securities	1,425,559	1,037,812
Purchases of available-for-sale securities	(1,776,140)	(1,249,508)
Proceeds from sales of available-for-sale securities	268,479	—
Change in amount receivable on unsettled available-for-sale securities transactions	(6,992)	(13,388)
Loans originated, net of principal collected	(1,423,575)	(153,984)
Net proceeds from derivative asset contracts	(37,258)	(42,108)
Net change in restricted equity securities	(73,661)	111,819
Proceeds from disposition of assets	33,065	15,429
Purchases of assets	(82,958)	(76,786)
Net cash provided by (used in) investing activities	(1,517,287)	(251,852)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits, and savings accounts	208,636	40,621
Net change in time deposits	212,199	14,258
Net change in other borrowed funds	320,144	475,337
Repayment of subordinated debentures	—	(132,166)
Net payments on derivative liability contracts	41,338	29,416
Net change in derivative margin accounts	(222,222)	(212,503)
Change in amount due on unsettled available-for-sale securities transactions	41,972	(5,417)
Issuance of common and treasury stock, net	(11,598)	(6,176)
Repurchase of common stock	(8,162)	(63,795)
Dividends paid	(75,837)	(73,017)
Net cash provided by (used in) financing activities	506,470	66,558
Net increase (decrease) in cash and cash equivalents	(136,736)	(75,638)
Cash and cash equivalents at beginning of period	1,658,102	1,434,701
Cash and cash equivalents at end of period	$1,521,366	$1,359,063

Supplemental Cash Flow Information:
Cash paid for interest	$564,815	$619,288
Cash paid for federal taxes	76,600	41,600
Cash paid for state taxes	11,544	8,899
Net loans and bank premises transferred to repossessed real estate and other assets	5,236	28
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	20,112	23,865
Conveyance of other real estate owned guaranteed by U.S. government agencies	3,304	1,936
Right-of-use assets obtained in exchange for operating lease liabilities	18,642	1,930

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

The financial information should be read in conjunction with BOK Financial's 2025 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2025, have been derived from the audited financial statements included in BOK Financial's 2025 Form 10-K but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six-month period ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

FASB ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements

The FASB issued ASU 2025-09 on November 25, 2025, which enables entities to apply hedge accounting to a greater number of highly effective economic hedges in the following five areas: (1) similar risk assessment for cash flow hedges, (2) hedging forecasted interest payments on choose-your-rate debt instruments, (3) cash flow hedges of nonfinancial forecasted transactions, (4) net written options as hedging instruments, and (5) foreign-currency-denominated debt instrument as hedging instrument and hedged item (dual hedge). ASU 2025-09 is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently assessing the impact ASU 2025-09 will have on its disclosures.

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

(2) Securities

Trading Securities

The fair value and net unrealized gain (loss) included in trading securities are as follows (in thousands):

	June 30, 2026		December 31, 2025
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government securities	$—	$—	$9,237	$(4)
Residential agency mortgage-backed securities	4,826,434	(11,281)	5,307,849	9,011
Municipal securities	83,079	84	39,233	10
Other trading securities	43,475	25	36,426	(25)
Total trading securities	$4,952,988	$(11,172)	$5,392,745	$8,992
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	June 30, 2026
	Amortized	Carrying	Fair	Gross Unrealized
	Cost	Value[1]	Value	Gain	Loss
Municipal securities	$36,856	$36,856	$37,304	$512	$(64)
Mortgage-backed securities:
Residential agency	1,626,268	1,558,327	1,414,665	60	(143,722)
Commercial agency	17,258	16,662	16,189	—	(473)
Other debt securities	15,513	15,513	14,848	—	(665)
Total investment securities	1,695,895	1,627,358	1,483,006	572	(144,924)
Allowance for credit losses	(77)	(77)	—	—	—
Investment securities, net of allowance	$1,695,818	$1,627,281	$1,483,006	$572	$(144,924)
1    Carrying value includes $69 million of net unrealized loss which remains in AOCI in the Consolidated Balance Sheets related to certain securities transferred during the second quarter of 2022 from the AFS securities portfolio to the investment securities portfolio.

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

The amortized cost and fair values of investment securities at June 30, 2026, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Carrying value	$15,047	$42,433	$11,551	$—	$69,031	2.52
Fair value	15,149	42,315	10,877	—	68,341
Residential mortgage-backed securities:
Carrying value[2]					$1,558,327
Fair value					1,414,665
Total investment securities:
Carrying value					$1,627,358
Fair value					1,483,006
1Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.2 years based upon current prepayment assumptions.

Temporarily Impaired Investment Securities
(Dollars in thousands):

	June 30, 2026
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	5	$—	$—	$3,631	$64	$3,631	$64
Mortgage-backed securities:
Residential agency	115	1,413	32	1,412,281	143,690	1,413,694	143,722
Commercial agency	2	—	—	16,189	473	16,189	473
Other debt securities	1	—	—	9,335	665	9,335	665
Total investment securities	123	$1,413	$32	$1,441,436	$144,892	$1,442,849	$144,924

	December 31, 2025
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	8	$6,566	$8	$3,613	$82	$10,179	$90
Mortgage-backed securities:
Residential agency	115	—	—	1,540,535	122,658	1,540,535	122,658
Commercial agency	2	—	—	16,186	330	16,186	330
Other debt securities	2	—	—	9,355	670	9,355	670
Total investment securities	127	$6,566	$8	$1,569,689	$123,740	$1,576,255	$123,748

Available-for-Sale Securities

The amortized cost and fair value of AFS securities are as follows (in thousands):

	June 30, 2026
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,000	$989	$—	$(11)
Municipal securities	116,831	112,845	—	(3,986)
Mortgage-backed securities:
Residential agency	10,247,618	10,129,404	46,193	(164,407)
Residential non-agency	708,561	686,050	9,525	(32,036)
Commercial agency	2,764,728	2,653,019	3,235	(114,944)
Other debt securities	500	473	—	(27)
Total available-for-sale securities	$13,839,238	$13,582,780	$58,953	$(315,411)

	December 31, 2025
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,001	$980	$—	$(21)
Municipal securities	190,917	184,273	—	(6,644)
Mortgage-backed securities:
Residential agency	9,593,919	9,598,627	121,838	(117,130)
Residential non-agency	712,126	696,028	11,774	(27,872)
Commercial agency	3,240,728	3,126,244	7,622	(122,106)
Other debt securities	500	473	—	(27)
Total available-for-sale securities	$13,739,191	$13,606,625	$141,234	$(273,800)

The amortized cost and fair values of AFS securities at June 30, 2026, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$297,391	$1,922,586	$249,043	$414,039	$2,883,059	4.76
Fair value	294,662	1,822,969	242,010	407,685	2,767,326
Residential mortgage-backed securities:
Amortized cost[2]					$10,956,179
Fair value					10,815,454
Total available-for-sale securities:
Amortized cost					$13,839,238
Fair value					13,582,780
1Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.3 years based upon current prepayment assumptions.

Sales of AFS securities resulted in gains and losses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Proceeds	$268,479	$—	$268,479	$—
Gross realized gains	250	—	250	—
Gross realized losses	(4,895)	—	(4,895)	—
Related federal and state income tax expense (benefit)	(1,098)	—	(1,098)	—

The fair value of debt securities pledged as collateral for repurchase agreements, public trust funds on deposit, and for other purposes, as required by law, was $11.7 billion at June 30, 2026 and $11.5 billion at December 31, 2025. The secured parties do not have the right to sell or repledge these securities.

Temporarily Impaired Available-for-Sale Securities
(Dollars in thousands)

	June 30, 2026
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
U.S. Treasury	1	$—	$—	$989	$11	$989	$11
Municipal securities	53	1,016	1	108,174	3,985	109,190	3,986
Mortgage-backed securities:
Residential agency	782	3,692,663	41,680	1,846,318	122,727	5,538,981	164,407
Residential non-agency	43	197,299	2,502	345,533	29,534	542,832	32,036
Commercial agency	181	211,282	1,726	2,109,094	113,218	2,320,376	114,944
Other debt securities	1	—	—	473	27	473	27
Total available-for-sale securities	1,061	$4,102,260	$45,909	$4,410,581	$269,502	$8,512,841	$315,411

	December 31, 2025
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
U.S. Treasury	1	$—	$—	$980	$21	$980	$21
Municipal securities	86	1,028	2	180,696	6,642	181,724	6,644
Mortgage-backed securities:
Residential agency	584	741,581	2,373	2,333,685	114,757	3,075,266	117,130
Residential non-agency	31	27,957	16	413,783	27,856	441,740	27,872
Commercial agency	195	48,588	88	2,553,027	122,018	2,601,615	122,106
Other debt securities	1	—	—	473	27	473	27
Total available-for-sale securities	898	$819,154	$2,479	$5,482,644	$271,321	$6,301,798	$273,800

Based on evaluations of impaired securities as of June 30, 2026, the Company does not intend to sell any impaired AFS debt securities before fair value recovers to the current amortized cost, and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

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

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	June 30, 2026		December 31, 2025
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)

Residential agency mortgage-backed securities	$16,150	$(1,047)	$102,096	$(556)
Commercial agency mortgage-backed securities	12,311	(203)	—	—
Total fair value option securities	$28,461	$(1,250)	$102,096	$(556)

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

The following table summarizes the fair values of derivative contracts recorded as Derivative contracts, net assets and liabilities in the Consolidated Balance Sheets at June 30, 2026 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$3,250,122	$51,783	$(3,398)	$48,385	$(35,788)	$12,597
Energy contracts	6,222,463	641,918	(346,852)	295,066	(115,821)	179,245
Foreign exchange contracts	104,811	101,255	—	101,255	(119)	101,136
Equity option contracts	1,593	311	—	311	(50)	261
Total customer risk management programs	9,578,989	795,267	(350,250)	445,017	(151,778)	293,239
Trading	23,735,820	75,004	(45,557)	29,447	(563)	28,884
Internal risk management programs	527,657	2,600	(12)	2,588	—	2,588
Total derivative contracts	$33,842,466	$872,871	$(395,819)	$477,052	$(152,341)	$324,711

	Liabilities
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$3,250,122	$51,775	$(3,398)	$48,377	$—	$48,377
Energy contracts	6,269,251	631,126	(346,852)	284,274	(120,808)	163,466
Foreign exchange contracts	103,588	100,003	—	100,003	—	100,003
Equity option contracts	1,593	311	—	311	—	311
Total customer risk management programs	9,624,554	783,215	(350,250)	432,965	(120,808)	312,157
Trading	25,993,018	80,367	(45,557)	34,810	(24,254)	10,556
Internal risk management programs	53,423	2,530	(12)	2,518	—	2,518
Total derivative contracts	$35,670,995	$866,112	$(395,819)	$470,293	$(145,062)	$325,231
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

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the Consolidated Statements of Earnings (in thousands):

	Three Months Ended
	June 30, 2026		June 30, 2025
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts	$1,345	$—	$895	$—
Energy contracts	5,312	—	6,590	—
Foreign exchange contracts	55	—	25	—
Total customer risk management programs	6,712	—	7,510	—
Trading[1]	(52,071)	—	(26,603)	—
Internal risk management programs	—	(8,490)	—	5,535
Total derivative contracts	$(45,359)	$(8,490)	$(19,093)	$5,535
1    Represents changes in fair value of to-be-announced securities and other derivative instruments held to mitigate market risk of trading securities portfolio, which is offset by changes in fair value of trading securities also included in Other operating revenue - brokerage and trading revenue in the Consolidated Statements of Earnings.

	Six Months Ended
	June 30, 2026		June 30, 2025
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts	2,478	—	1,636	—
Energy contracts	11,964	—	14,200	—
Foreign exchange contracts	86	—	63	—
Total customer risk management programs	14,528	—	15,899	—
Trading[1]	13,737	—	(100,399)	—
Internal risk management programs	—	(12,864)	—	15,100
Total derivative contracts	$28,265	$(12,864)	$(84,500)	$15,100
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

Portfolio segments of the loan portfolio are as follows (in thousands):

	June 30, 2026				December 31, 2025
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$3,648,332	$12,619,958	$29,158	$16,297,448	$3,494,944	$11,750,021	$36,102	$15,281,067
Commercial real estate	601,513	5,277,386	6,431	5,885,330	601,044	5,064,265	6,697	5,672,006
Loans to individuals	3,068,897	1,805,487	26,553	4,900,937	3,005,502	1,661,326	31,561	4,698,389
Total	$7,318,742	$19,702,831	$62,142	$27,083,715	$7,101,490	$18,475,612	$74,360	$25,651,462

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2026, outstanding commitments totaled $16.6 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management's credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At June 30, 2026, outstanding standby letters of credit totaled $619 million.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit is summarized as follows (in thousands):

	Three Months Ended
	June 30, 2026
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$135,619	$86,873	$55,227	$277,719
Provision for loan losses	(699)	348	606	255
Loans charged off	(112)	—	(1,193)	(1,305)
Recoveries of loans previously charged off	202	15	588	805
Ending balance	$135,010	$87,236	$55,228	$277,474

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$17,944	$25,762	$1,631	$45,337
Provision for off-balance sheet credit risk	(691)	747	86	142
Ending balance	$17,253	$26,509	$1,717	$45,479

	Six Months Ended
	June 30, 2026
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$137,225	$86,120	$52,515	$275,860
Provision for loan losses	(1,574)	1,083	4,478	3,987
Loans charged off	(1,547)	—	(2,934)	(4,481)
Recoveries of loans previously charged off	906	33	1,169	2,108
Ending balance	$135,010	$87,236	$55,228	$277,474

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$19,723	$30,086	$1,462	$51,271
Provision for off-balance sheet credit risk	(2,470)	(3,577)	255	(5,792)
Ending balance	$17,253	$26,509	$1,717	$45,479

	Three Months Ended
	June 30, 2025
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$143,505	$93,724	$41,365	$278,594
Provision for loan losses	744	(8,501)	6,773	(984)
Loans charged off	(35)	(126)	(1,152)	(1,313)
Recoveries of loans previously charged off	184	10	558	752
Ending balance	$144,398	$85,107	$47,544	$277,049

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$16,167	$33,461	$2,460	$52,088
Provision for off-balance sheet credit risk	828	97	(21)	904
Ending balance	$16,995	$33,558	$2,439	$52,992

	Six Months Ended
	June 30, 2025
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$145,153	$91,072	$43,810	$280,035
Provision for loan losses	(111)	(6,034)	4,825	(1,320)
Loans charged off	(1,120)	(126)	(2,358)	(3,604)
Recoveries of loans previously charged off	476	195	1,267	1,938
Ending balance	$144,398	$85,107	$47,544	$277,049

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$18,046	$31,959	$1,635	$51,640
Provision for off-balance sheet credit risk	(1,051)	1,599	804	1,352
Ending balance	$16,995	$33,558	$2,439	$52,992

No provision for credit losses was necessary for the second quarter of 2026. An improvement in economic forecast assumptions, including GDP growth, lower unemployment, and improved vacancy rates compared to the prior quarter, was offset by the impact of loan growth during the quarter.

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at June 30, 2026, is as follows (in thousands):

	Collectively Measured for General Allowances		Individually Measured for Specific Allowances		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$16,268,290	$131,798	$29,158	$3,212	$16,297,448	$135,010
Commercial real estate	5,878,899	87,236	6,431	—	5,885,330	87,236
Loans to individuals	4,874,384	55,228	26,553	—	4,900,937	55,228
Total	$27,021,573	$274,262	$62,142	$3,212	$27,083,715	$277,474

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

The following table summarizes the Company’s loan portfolio at June 30, 2026, by the risk grade categories and vintage (in thousands):

	Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Services
Pass	$510,920	$572,703	$408,662	$420,794	$352,577	$716,908	$982,722	$332	$3,965,618
Special Mention	—	1,381	6,408	90	64	18,468	77,695	—	104,106
Accruing Substandard	—	5,443	6,562	7,520	869	5,171	1,650	12	27,227
Nonaccrual	—	375	29	1,686	838	—	—	—	2,928
Total services	510,920	579,902	421,661	430,090	354,348	740,547	1,062,067	344	4,099,879
Loans charged off, year-to-date	—	—	—	—	—	—	1,043	—	1,043
Healthcare
Pass	497,309	1,142,412	474,405	398,903	672,974	542,470	237,766	4	3,966,243
Special Mention	—	—	562	—	8,821	88	3	—	9,474
Accruing Substandard	—	1,483	—	16	3,379	82,107	—	—	86,985
Nonaccrual	—	—	1,162	14,850	—	5,100	—	—	21,112
Total healthcare	497,309	1,143,895	476,129	413,769	685,174	629,765	237,769	4	4,083,814
Energy
Pass	34,561	118,121	50,018	38,504	9,256	12,170	2,790,032	—	3,052,662
Total energy	34,561	118,121	50,018	38,504	9,256	12,170	2,790,032	—	3,052,662
Mortgage finance
Pass	—	7,532	—	14,384	—	—	429,910	—	451,826
Total mortgage finance	—	7,532	—	14,384	—	—	429,910	—	451,826
General business
Pass	532,914	716,052	312,236	252,398	159,474	424,130	2,102,987	1,585	4,501,776
Special Mention	514	5,924	2,049	13,007	3,323	3,053	37,902	123	65,895
Accruing Substandard	14,123	8,507	2,528	4,352	2,333	1,740	2,889	6	36,478
Nonaccrual	2,302	—	—	—	—	2,786	22	8	5,118
Total general business	549,853	730,483	316,813	269,757	165,130	431,709	2,143,800	1,722	4,609,267
Loans charged off, year-to-date	6	33	—	—	—	—	444	21	504
Total commercial	1,592,643	2,579,933	1,264,621	1,166,504	1,213,908	1,814,191	6,663,578	2,070	16,297,448

	Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial real estate:
Pass	533,639	1,142,086	1,044,971	399,122	1,237,702	1,299,538	115,622	—	5,772,680
Special Mention	—	—	—	—	34,354	2,005	—	—	36,359
Accruing Substandard	3,319	—	1,988	17,154	—	47,399	—	—	69,860
Nonaccrual	—	—	—	—	—	6,431	—	—	6,431
Total commercial real estate	536,958	1,142,086	1,046,959	416,276	1,272,056	1,355,373	115,622	—	5,885,330

Loans to individuals:
Residential mortgage
Pass	262,304	512,129	354,651	231,515	230,143	695,018	501,065	26,357	2,813,182
Special Mention	—	—	107	469	56	2,815	2,511	3,387	9,345
Accruing Substandard	—	—	—	—	29	5,188	186	1,070	6,473
Nonaccrual	—	503	932	2,697	1,329	7,583	4,987	737	18,768
Total residential mortgage	262,304	512,632	355,690	234,681	231,557	710,604	508,749	31,551	2,847,768
Loans charged off, year-to-date	—	—	10	—	—	3	—	—	13
Residential mortgage guaranteed by U.S. government agencies
Pass	—	2,216	9,904	12,458	8,162	119,561	—	—	152,301
Nonaccrual	—	—	—	—	—	7,585	—	—	7,585
Total residential mortgage guaranteed by U.S. government agencies	—	2,216	9,904	12,458	8,162	127,146	—	—	159,886
Personal
Pass	235,306	459,230	180,522	159,241	125,561	265,130	462,029	68	1,887,087
Special Mention	5	18	51	14	2	776	5,130	—	5,996
Nonaccrual	—	—	51	19	3	127	—	—	200
Total personal	235,311	459,248	180,624	159,274	125,566	266,033	467,159	68	1,893,283
Loans charged off, year-to-date[1]	2,353	34	—	33	1	—	500	—	2,921
Total loans to individuals	497,615	974,096	546,218	406,413	365,285	1,103,783	975,908	31,619	4,900,937
Total loans	$2,627,216	$4,696,115	$2,857,798	$1,989,193	$2,851,249	$4,273,347	$7,755,108	$33,689	$27,083,715
1    Includes charge-offs on deposit overdrafts, which are generally charged off at 60 days past due.

The following table summarizes the Company's loan portfolio at December 31, 2025, by the risk grade categories and vintage (in thousands):

	Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Services
Pass	$693,147	$462,642	$488,381	$393,685	$265,346	$612,098	$865,163	$491	$3,780,953
Special Mention	1,071	4,369	428	—	—	20,011	76,565	—	102,444
Accruing Substandard	4,595	218	9,857	1,421	2,136	3,404	754	—	22,385
Nonaccrual	446	29	—	864	—	—	4,796	—	6,135
Total services	699,259	467,258	498,666	395,970	267,482	635,513	947,278	491	3,911,917
Loans charged off, year-to-date	—	—	—	—	—	—	4,147	21	4,168
Healthcare
Pass	1,110,851	460,630	413,197	744,765	298,992	546,567	226,298	9	3,801,309
Special Mention	—	—	—	43,576	96	—	5	—	43,677
Accruing Substandard	181	9,589	37,492	4,144	5,170	83,156	—	—	139,732
Nonaccrual	—	—	14,850	—	—	8,638	2	—	23,490
Total healthcare	1,111,032	470,219	465,539	792,485	304,258	638,361	226,305	9	4,008,208
Loans charged off, year-to-date	—	—	—	—	31	—	—	—	31
Energy
Pass	147,840	58,798	44,882	10,479	2,297	19,500	2,598,446	—	2,882,242
Total energy	147,840	58,798	44,882	10,479	2,297	19,500	2,598,446	—	2,882,242
Loans charged off, year-to-date	—	—	—	—	—	—	94	—	94
Mortgage finance:
Pass	—	—	—	—	—	—	177,765	—	177,765
Total mortgage finance	—	—	—	—	—	—	177,765	—	177,765
General business
Pass	845,421	389,679	424,859	179,660	139,664	318,834	1,888,938	1,369	4,188,424
Special Mention	24,882	1,480	6,920	4,288	7,070	2,099	40,873	106	87,718
Accruing Substandard	641	4,338	4,416	5,441	1,466	—	2,014	—	18,316
Nonaccrual	—	—	1,445	2,163	72	2,787	—	10	6,477
Total general business	870,944	395,497	437,640	191,552	148,272	323,720	1,931,825	1,485	4,300,935
Loans charged off, year-to-date	14	—	132	—	—	—	826	109	1,081
Total commercial	2,829,075	1,391,772	1,446,727	1,390,486	722,309	1,617,094	5,881,619	1,985	15,281,067

	Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial real estate:
Pass	948,049	939,354	476,954	1,670,158	671,080	777,510	107,199	—	5,590,304
Special Mention	—	—	—	6,405	—	3,949	—	—	10,354
Accruing Substandard	—	484	—	4,971	29,324	29,872	—	—	64,651
Nonaccrual	—	—	—	—	—	6,697	—	—	6,697
Total commercial real estate	948,049	939,838	476,954	1,681,534	700,404	818,028	107,199	—	5,672,006
Loans charged off, year-to-date	—	—	—	126	—	—	—	—	126

Loans to individuals:
Residential mortgage
Pass	564,508	404,186	265,734	250,169	280,232	452,195	458,006	29,190	2,704,220
Special Mention	—	—	—	140	10	5,387	1,628	1,298	8,463
Accruing Substandard	—	—	72	—	—	12	385	—	469
Nonaccrual	95	1,333	1,314	1,594	1,402	7,280	4,465	780	18,263
Total residential mortgage	564,603	405,519	267,120	251,903	281,644	464,874	464,484	31,268	2,731,415
Loans charged off, year-to-date	—	38	48	—	—	56	178	—	320
Residential mortgage guaranteed by U.S. government agencies
Pass	776	3,676	9,453	8,486	2,801	124,581	—	—	149,773
Nonaccrual	—	—	398	265	—	7,923	—	—	8,586
Total residential mortgage guaranteed by U.S. government agencies	776	3,676	9,851	8,751	2,801	132,504	—	—	158,359
Personal
Pass	489,188	188,899	201,427	140,602	101,967	197,075	476,829	282	1,796,269
Special Mention	22	18	46	17	16	4	1,182	—	1,305
Accruing Substandard	6,186	12	—	2	—	129	—	—	6,329
Nonaccrual	7	56	4,627	9	12	1	—	—	4,712
Total personal	495,403	188,985	206,100	140,630	101,995	197,209	478,011	282	1,808,615
Loans charged off, year-to-date[1]	4,325	87	24	19	—	5	25	—	4,485
Total loans to individuals	1,060,782	598,180	483,071	401,284	386,440	794,587	942,495	31,550	4,698,389
Total loans	$4,837,906	$2,929,790	$2,406,752	$3,473,304	$1,809,153	$3,229,709	$6,931,313	$33,535	$25,651,462
1    Includes charge-offs on deposit overdrafts, which are generally charged off at 60 days past due.

Nonaccruing Loans

A summary of nonaccruing loans at June 30, 2026, follows (in thousands):

	As of June 30, 2026
	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Healthcare	$21,112	$—	$21,112	$692
Services	2,928	1,242	1,686	170
General business	5,118	2,368	2,750	2,350
Total commercial	29,158	3,610	25,548	3,212

Commercial real estate	6,431	6,431	—	—

Loans to individuals:
Residential mortgage	18,768	18,768	—	—
Residential mortgage guaranteed by U.S. government agencies	7,585	7,585	—	—
Personal	200	200	—	—
Total loans to individuals	26,553	26,553	—	—

Total	$62,142	$36,594	$25,548	$3,212

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

Loan Modifications to Borrowers Experiencing Financial Difficulty

For the six months ended June 30, 2026, the Company had $103 million of loan modifications to borrowers experiencing financial difficulty including $75 million of healthcare loans, $16 million of commercial real estate loans, and $7.5 million of modifications to residential mortgage loans guaranteed by U.S. government agencies. Modifications generally consist of interest rate reductions, other than insignificant payment delays, term extensions, or a combination thereof. Approximately $96 million of the modifications are term extensions of commercial and commercial real estate loans and $7.5 million are combination modifications to residential mortgage loans guaranteed by U.S. government agencies. During the six months ended June 30, 2026, $4.4 million of loans that were modified in the previous twelve months defaulted. Approximately $2.3 million of these defaults were related to term extensions of general business loans and $1.9 million of these defaults were related to combination modifications to residential mortgage loans guaranteed by U.S. government agencies. A payment default is defined as being 30 or more days past due after modification.

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

A summary of loans currently performing and past due as of June 30, 2026, is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Services	$4,097,686	$255	$1,907	$31	$4,099,879	$3
Healthcare	4,059,524	32	1	24,257	4,083,814	4,307
Energy	3,052,462	200	—	—	3,052,662	—
Mortgage finance	451,826	—	—	—	451,826	—
General business	4,597,635	5,730	1,880	4,022	4,609,267	1,250
Total commercial	16,259,133	6,217	3,788	28,310	16,297,448	5,560

Commercial real estate	5,878,647	252	—	6,431	5,885,330	—

Loans to individuals:
Residential mortgage	2,815,934	18,847	8,123	4,864	2,847,768	682
Residential mortgage guaranteed by U.S. government agencies	51,004	15,530	11,480	81,872	159,886	78,507
Personal	1,892,797	455	21	10	1,893,283	—
Total loans to individuals	4,759,735	34,832	19,624	86,746	4,900,937	79,189

Total	$26,897,515	$41,301	$23,412	$121,487	$27,083,715	$84,749

A summary of loans currently performing and past due as of December 31, 2025, is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Services	$3,903,616	$3,476	$4,796	$29	$3,911,917	$—
Healthcare	3,984,720	—	—	23,488	4,008,208	—
Energy	2,882,242	—	—	—	2,882,242	—
Mortgage finance	177,765	—	—	—	177,765	—
General business	4,291,391	5,702	3,842	—	4,300,935	—
Total commercial	15,239,734	9,178	8,638	23,517	15,281,067	—

Commercial real estate	5,664,492	817	—	6,697	5,672,006	—

Loans to individuals:
Residential mortgage	2,714,617	8,570	2,182	6,046	2,731,415	—
Residential mortgage guaranteed by U.S. government agencies	47,950	17,975	11,377	81,057	158,359	76,535
Personal	1,799,975	3,463	551	4,626	1,808,615	—
Total loans to individuals	4,562,542	30,008	14,110	91,729	4,698,389	76,535

Total	$25,466,768	$40,003	$22,748	$121,943	$25,651,462	$76,535

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

The unpaid principal balance of RMHFS, notional amounts of derivative contracts related to residential mortgage loan commitments, and forward contract sales and their related fair values included in Residential mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	June 30, 2026		December 31, 2025
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$99,891	$100,569	$93,110	$93,133
Residential mortgage loan commitments	65,547	2,036	49,048	1,729
Forward sales contracts	145,000	(74)	100,500	(232)
		$102,531		$94,630

No RMHFS were 90 days or more past due or considered impaired as of June 30, 2026, or December 31, 2025. No credit losses were recognized on RMHFS for the six month period ended June 30, 2026, and 2025.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Mortgage production revenue:
Net realized gains on sale of mortgage loans	$2,157	$1,446	$4,980	$2,902
Net change in unrealized gain (loss) on mortgage loans held for sale	1,679	415	655	1,409
Net change in the fair value of mortgage loan commitments	(312)	269	307	1,298
Net change in the fair value of forward sales contracts	(1,350)	(423)	158	(1,273)
Total mortgage production revenue	2,174	1,707	6,100	4,336
Servicing revenue	16,811	17,286	33,848	34,472
Total mortgage banking revenue	$18,985	$18,993	$39,948	$38,808

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

The following represents a summary of mortgage servicing rights (dollars in thousands):

	June 30, 2026	December 31, 2025
Number of residential mortgage loans serviced for others	121,859	123,263
Outstanding principal balance of residential mortgage loans serviced for others	$21,592,573	$21,760,414
Weighted average interest rate	3.87%	3.83%
Remaining term (in months)	268	270

The following represents activity in capitalized mortgage servicing rights (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning Balance	$333,381	$342,111	$322,724	$338,145
Additions	4,830	3,063	8,840	5,572
Acquisitions	—	—	8,645	14,615
Change in fair value due to principal payments	(10,513)	(5,511)	(20,666)	(11,429)
Change in fair value due to market assumption changes	6,300	(5,019)	14,455	(12,259)
Ending Balance	$333,998	$334,644	$333,998	$334,644

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

MSR are not traded in active markets. Fair value is determined by discounting the projected net cash flows. Significant market assumptions used to determine fair value based on significant unobservable inputs were as follows:

	June 30, 2026	December 31, 2025
Discount rate – risk-free rate plus a market premium	9.61%	9.31%
Prepayment rate – based upon loan interest rate, original term, and loan type	6.80%	7.07%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$73 - $94	$73 - $94
Delinquent loans	$150 - $500	$150 - $500
Loans in foreclosure	$875 - $6,000	$875 - $6,000
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	4.09%	3.66%
Primary/secondary mortgage rate spread	125 bps	128 bps
Delinquency rate	2.33%	2.28%

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

BOK Financial currently owns 63,058 Visa Class B-3 shares (formerly B-2 shares) which are convertible into 94,291 shares of Visa Class A shares after final settlement of all covered litigation. Class B-3 shares may be diluted in the future if the escrow fund is not adequate to cover future covered litigation. No value has been currently assigned to the Class B-3 shares. Currently, Visa Class B-3 common stock is convertible under certain circumstances into Visa’s publicly traded Class A common stock at a rate of 1.4953 shares of Class A common stock for each Visa B-3 share, subject to adjustment. Changes to the conversion ratio occur when Visa deposits funds into a litigation escrow fund established by Visa to pay settlements for certain covered litigation that pre-dated Visa’s initial public offering, for which Visa has been effectively indemnified by Visa USA members through reductions to the conversion ratio for its Class B-3 common stock.

On January 23, 2024, Visa, Inc. stockholders approved an exchange offer which provided holders of Class B-1 shares an option to convert up to 50% of its Class B-1 shares to Visa Class B-2 shares and Visa C shares, and subsequently to freely transferable Visa A common shares, subject to certain restrictions and holding period requirements (the "2024 Exchange Offer"). During the second quarter of 2024, the Company tendered all of its 252,233 Visa Class B-1 shares under the Exchange Offer and received 126,116 Visa B-2 shares and 50,053 Visa C shares in return. The Company then sold 41,148 Visa C shares and donated 8,905 Visa C shares to the BOKF Foundation.

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

On April 13, 2026, Visa, Inc. initiated its first successive Exchange Offer (the "Exchange Offer") for holders of Class B-1 or Class B-2 shares (collectively, "Class B shares") to exchange Class B shares for a combination of Visa Class B-3 common shares and Visa Class C common shares, subject to holding periods and certain other conditions contained in the Exchange Offer. The Exchange Offer opened on April 13, 2026 and expired on May 8, 2026. The Company tendered all of its 126,116 Class B-2 Visa shares under the Exchange Offer and received 63,058 newly issued Class B-3 shares subject to the same restrictions on transfer and conversion that applied to Class B-2 shares and 23,765 Class C shares. Under the terms of the Exchange Offer, we were able to sell one-third of the Visa Class C shares in the market upon receipt. During June 2026, we sold 7,921 Visa Class C shares (the equivalent of 31,684 Class A shares), receiving proceeds of $10.2 million from third parties. Our realized gain matched the proceeds since our cost basis in these shares was zero. The Company's remaining 15,844 Visa Class C shares had a value of $21.7 million as of June 30, 2026 and are reported in Other assets on the Consolidated Balance Sheets, resulting in an unrealized gain and were subject to limited transfer restrictions that end on August 9, 2026. These gains are reported in Other gains, net in the Consolidated Statements of Earnings.

The Company also entered into a Makewhole Agreement (the "2026 Makewhole Agreement"). As further described in Visa’s related Issuer Tender Offer Statement on Schedule TO and Prospectus, each dated April 13, 2026 and publicly filed with the U.S. Securities and Exchange Commission, holders of Visa B shares who are subject to multiple Makewhole Agreements are only obligated to reimburse Visa under a Makewhole Agreement that corresponds to one class of Class B common stock at any given time.

Both the 2026 and 2024 Makewhole Agreements and the related escrow fund and transfer restrictions on Visa’s Class B shares will terminate whenever the covered litigation is ultimately resolved, at which future date outstanding shares of Visa Class B shares will be convertible into shares of its Class A common stock at the then-applicable conversion ratio. Conversion of Class B shares did not reduce our proportionate share of the covered litigation losses which may dilute our remaining Class B shares if the escrow fund is not adequate to cover final litigation costs.

On June 24, 2015, BOKF, NA received a complaint that an employee had colluded with a bond issuer and an individual in misusing revenues pledged to municipal bonds for which BOKF, NA served as trustee under the bond indenture. The Company conducted an investigation and concluded that employees in one of its Corporate Trust offices had, with respect to a single group of affiliated bond issuances, violated Company policies and procedures. The relationship manager was terminated. The Company reported the circumstances to, and cooperated with an investigation by, the SEC. On September 7, 2016, BOKF, NA agreed to, and the SEC entered, a consent order finding that BOKF, NA had violated Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act and required BOKF, NA to disgorge $1,067,721 of fees and pay a civil penalty of $600,000. BOKF, NA disgorged the fees and paid the penalty. On August 26, 2016, BOKF, NA was sued in the United States District Court for New Jersey by two bondholders in a putative class action alleging BOKF, NA participated in the fraudulent sale of securities by the principals. On March 12, 2026, the Court lifted the stay for the limited purpose of allowing Defendants to file dispositive Motions. Briefings were completed on July 27, 2026, and the Parties now await a ruling on the dispositive Motions.

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

At June 30, 2026, the Company had $443 million in interests in various alternative investments generally consisting of unconsolidated limited partnership interests in entities for which investment return is in the form of low income housing tax credits or other investments in merchant banking activities. These investments are recognized in Other assets on the Consolidated Balance Sheets. This investment balance also includes $128 million of unfunded commitments included in Other liabilities on the Consolidated Balance Sheets.

(7) Shareholders' Equity

On August 4, 2026, the Company declared a quarterly cash dividend of $0.63 per common share payable on or about September 2, 2026, to shareholders of record as of August 19, 2026.

Dividends declared were $0.63 and $1.26 per share during the three and six months ended June 30, 2026, and $0.57 and $1.14 per share during the three and six months ended June 30, 2025.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available-for-Sale Securities	Investment Securities Transferred from AFS	Total
Balance, Dec. 31, 2024	$(412,348)	$(90,692)	$(503,040)
Net change in unrealized gain (loss)	260,657	—	260,657
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	—	18,638	18,638
Other comprehensive income (loss), before income taxes	260,657	18,638	279,295
Federal and state income taxes	60,994	4,271	65,265
Other comprehensive income (loss), net of income taxes	199,663	14,367	214,030
Balance, June 30, 2025	$(212,685)	$(76,325)	$(289,010)

Balance, Dec. 31, 2025	$(102,569)	$(63,601)	$(166,170)
Net change in unrealized gain (loss)	(128,537)	—	(128,537)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	—	14,745	14,745
Loss on available-for-sale securities, net	4,645	—	4,645
Other comprehensive income (loss), before income taxes	(123,892)	14,745	(109,147)
Federal and state income taxes	(29,277)	3,485	(25,792)
Other comprehensive income (loss), net of income taxes	(94,615)	11,260	(83,355)
Balance, June 30, 2026	$(197,184)	$(52,341)	$(249,525)

(8) Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$176,539	$140,018	$332,305	$259,795
Less: Earnings allocated to participating securities	1,231	1,506	2,317	2,774
Income available to common shareholders - basic and diluted	$175,308	$138,512	$329,988	$257,021

Denominator:
Weighted average shares outstanding - basic and diluted	60,080,833	63,208,027	60,057,189	63,376,857

Basic and diluted earnings per share	$2.92	$2.19	$5.49	$4.05

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

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2026 is as follows (in thousands):

	Commercial Banking	Consumer Banking	Wealth Management	Segment Total	Funds Management and Other	BOK Financial Corporation
Net interest income from external sources	$249,695	$18,073	$26,090	$293,858	$57,972	$351,830
Net interest income (expense) from internal sources	(70,703)	39,839	19,288	(11,576)	11,576	—
Net interest income	178,992	57,912	45,378	282,282	69,548	351,830
Net loans charged off and provision for credit losses	(145)	1,118	(5)	968	(968)	—
Net interest income after provision for credit losses	179,137	56,794	45,383	281,314	70,516	351,830
Other operating revenue	65,700	36,823	101,104	203,627	33,945	237,572
Personnel expense	50,042	24,715	66,332	141,089	73,005	214,094
Non-personnel expense	32,049	38,721	27,866	98,636	48,949	147,585
Total other operating expense	82,091	63,436	94,198	239,725	121,954	361,679
Corporate allocations	16,586	16,626	17,312	50,524	(50,524)	—
Net income before taxes	$146,160	$13,555	$34,977	$194,692	$33,031	$227,723

Average assets	$23,375,564	$8,648,052	$11,219,080	$43,242,696	$11,315,402	$54,558,098

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2026 is as follows (in thousands):

	Commercial Banking	Consumer Banking	Wealth Management	Segment Total	Funds Management and Other	BOK Financial Consolidated
Net interest income from external sources	$491,012	$35,861	$45,957	$572,830	$121,554	$694,384
Net interest income (expense) from internal sources	(138,547)	78,040	42,395	(18,112)	18,112	—
Net interest income	352,465	113,901	88,352	554,718	139,666	694,384
Net loans charged off and provision for credit losses	255	2,626	491	3,372	(3,372)	—
Net interest income after provision for credit losses	352,210	111,275	87,861	551,346	143,038	694,384
Other operating revenue	125,768	79,689	211,491	416,948	31,892	448,840
Personnel expense	101,309	50,181	135,745	287,235	138,033	425,268
Non-personnel expense	63,090	76,748	56,622	196,460	94,117	290,577
Total other operating expense	164,399	126,929	192,367	483,695	232,150	715,845
Corporate allocations	32,632	31,312	34,467	98,411	(98,411)	—
Net income before taxes	$280,947	$32,723	$72,518	$386,188	$41,191	$427,379

Average assets	$23,029,437	$8,550,763	$11,294,463	$42,874,663	$10,969,855	$53,844,518

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2025 is as follows (in thousands):

	Commercial Banking	Consumer Banking	Wealth Management	Segment Total	Funds Management and Other	BOK Financial Corporation
Net interest income from external sources	$235,765	$13,463	$25,654	$274,882	$53,284	$328,166
Net interest income (expense) from internal sources	(59,939)	44,651	19,190	3,902	(3,902)	—
Net interest income	175,826	58,114	44,844	278,784	49,382	328,166
Net loans charged off and provision for credit losses	29	1,018	(7)	1,040	(1,040)	—
Net interest income after provision for credit losses	175,797	57,096	44,851	277,744	50,422	328,166
Other operating revenue	64,432	38,165	103,650	206,247	851	207,098
Personnel expense	50,335	25,527	66,309	142,171	72,540	214,711
Non-personnel expense	30,256	29,949	26,972	87,177	52,615	139,792
Total other operating expense	80,591	55,476	93,281	229,348	125,155	354,503
Corporate allocations	19,596	15,039	14,471	49,106	(49,106)	—
Net income before taxes	$140,042	$24,746	$40,749	$205,537	$(24,776)	$180,761

Average assets	$21,318,236	$8,310,875	$11,571,187	$41,200,298	$11,086,654	$52,286,952

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2025 is as follows (in thousands):

	Commercial Banking	Consumer Banking	Wealth Management	Segment Total	Funds Management and Other	BOK Financial Consolidated
Net interest income from external sources	$467,188	$22,203	$39,596	$528,987	$115,430	$644,417
Net interest income (expense) from internal sources	(113,104)	93,163	49,750	29,809	(29,809)	—
Net interest income	354,084	115,366	89,346	558,796	85,621	644,417
Net loans charged off and provision for credit losses	177	2,535	(15)	2,697	(2,697)	—
Net interest income after provision for credit losses	353,907	112,831	89,361	556,099	88,318	644,417
Other operating revenue	119,953	77,223	199,986	397,162	(4,023)	393,139
Personnel expense	99,909	51,364	133,554	284,827	144,069	428,896
Non-personnel expense	59,161	61,348	53,993	174,502	98,634	273,136
Total other operating expense	159,070	112,712	187,547	459,329	242,703	702,032
Corporate allocations	36,650	30,474	28,325	95,449	(95,449)	—
Net income before taxes	$278,140	$46,868	$73,475	$398,483	$(62,959)	$335,524

Average assets	$21,359,263	$8,256,649	$11,469,873	41,085,785	$10,554,734	$51,640,519

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

Fees and commissions revenue by reportable segment and primary service line is as follows for the three months ended June 30, 2026 (in thousands):

	Commercial Banking	Consumer Banking	Wealth Management	Funds Management and Other	BOK Financial Corporation	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$6,650	$—	$6,650	$6,650	$—
Customer hedging revenue	2,716	—	3,350	646	6,712	6,712	—
Retail brokerage revenue	—	—	5,732	—	5,732	—	5,732
Investment banking revenue	8,391	—	4,965	—	13,356	7,478	5,878
Brokerage and trading revenue	11,107	—	20,697	646	32,450	20,840	11,610
TransFund EFT network revenue	24,646	935	(16)	—	25,565	—	25,565
Merchant services revenue	2,722	8	—	—	2,730	—	2,730
Corporate card revenue	2,450	—	1,637	(785)	3,302	—	3,302
Transaction card revenue	29,818	943	1,621	(785)	31,597	—	31,597
Personal trust revenue	—	—	30,835	—	30,835	—	30,835
Corporate trust revenue	—	—	12,325	—	12,325	—	12,325
Institutional trust & retirement plan services revenue	—	—	20,276	—	20,276	—	20,276
Investment management services and other revenue	—	—	7,571	—	7,571	—	7,571
Fiduciary and asset management revenue	—	—	71,007	—	71,007	—	71,007
Commercial account service charge revenue	17,849	570	738	—	19,157	—	19,157
Overdraft fee revenue	35	6,321	40	(1)	6,395	—	6,395
Check card revenue	—	6,371	—	—	6,371	—	6,371
Automated service charge and other deposit fee revenue	202	1,167	35	(1)	1,403	—	1,403
Deposit service charges and fees	18,086	14,429	813	(2)	33,326	—	33,326
Mortgage production revenue	—	2,174	—	—	2,174	2,174	—
Mortgage servicing revenue	—	17,860	—	(1,049)	16,811	16,811	—
Mortgage banking revenue	—	20,034	—	(1,049)	18,985	18,985	—
Other revenue	2,403	2,441	6,943	2,840	14,627	8,978	5,649
Total fees and commissions revenue	$61,414	$37,847	$101,081	$1,650	$201,992	$48,803	$153,189
1     Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.
2    In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the six months ended June 30, 2026 (in thousands):

	Commercial Banking	Consumer Banking	Wealth Management	Funds Management and Other	BOK Financial Corporation	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$25,963	$—	$25,963	$25,963	$—
Customer hedging revenue	6,854	—	7,934	(260)	14,528	14,528	—
Retail brokerage revenue	—	—	12,046	—	12,046	—	12,046
Investment banking revenue	12,868	—	10,651	—	23,519	11,955	11,564
Brokerage and trading revenue	19,722	—	56,594	(260)	76,056	52,446	23,610
TransFund EFT network revenue	49,790	1,850	(31)	—	51,609	—	51,609
Merchant services revenue	5,155	16	—	—	5,171	—	5,171
Corporate card revenue	4,841	—	2,726	(785)	6,782	—	6,782
Transaction card revenue	59,786	1,866	2,695	(785)	63,562	—	63,562
Personal trust revenue	—	—	59,284	—	59,284	—	59,284
Corporate trust revenue	—	—	24,084	—	24,084	—	24,084
Institutional trust & retirement plan services revenue	—	—	39,819	—	39,819	—	39,819
Investment management services and other revenue	—	—	14,301	—	14,301	—	14,301
Fiduciary and asset management revenue	—	—	137,488	—	137,488	—	137,488
Commercial account service charge revenue	35,656	1,151	1,449	—	38,256	—	38,256
Overdraft fee revenue	67	12,109	76	1	12,253	—	12,253
Check card revenue	—	12,190	—	—	12,190	—	12,190
Automated service charge and other deposit fee revenue	405	2,361	80	(1)	2,845	—	2,845
Deposit service charges and fees	36,128	27,811	1,605	—	65,544	—	65,544
Mortgage production revenue	—	6,100	—	—	6,100	6,100	—
Mortgage servicing revenue	—	35,922	—	(2,074)	33,848	33,848	—
Mortgage banking revenue	—	42,022	—	(2,074)	39,948	39,948	—
Other revenue	4,788	7,085	13,123	4,175	29,171	16,718	12,453
Total fees and commissions revenue	$120,424	$78,784	$211,505	$1,056	$411,769	$109,112	$302,657
1     Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.
2    In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the three months ended June 30, 2025 (in thousands):

	Commercial Banking	Consumer Banking	Wealth Management	Funds Management and Other	BOK Financial Corporation	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$14,426	$—	$14,426	$14,426	$—
Customer hedging revenue	3,439	—	3,395	676	7,510	7,510	—
Retail brokerage revenue	—	—	5,113	—	5,113	—	5,113
Investment banking revenue	5,364	—	5,712	—	11,076	5,050	6,026
Brokerage and trading revenue	8,803	—	28,646	676	38,125	26,986	11,139
TransFund EFT network revenue	23,877	753	(17)	—	24,613	—	24,613
Merchant services revenue	2,614	8	—	—	2,622	—	2,622
Corporate card revenue	2,086	—	137	103	2,326	—	2,326
Transaction card revenue	28,577	761	120	103	29,561	—	29,561
Personal trust revenue	—	—	28,018	—	28,018	—	28,018
Corporate trust revenue	—	—	11,705	—	11,705	—	11,705
Institutional trust & retirement plan services revenue	—	—	17,895	—	17,895	—	17,895
Investment management services and other revenue	—	—	6,346	—	6,346	—	6,346
Fiduciary and asset management revenue	—	—	63,964	—	63,964	—	63,964
Commercial account service charge revenue	17,137	585	632	—	18,354	—	18,354
Overdraft fee revenue	26	5,367	53	(15)	5,431	—	5,431
Check card revenue	—	6,053	—	—	6,053	—	6,053
Automated service charge and other deposit fee revenue	247	1,128	106	—	1,481	—	1,481
Deposit service charges and fees	17,410	13,133	791	(15)	31,319	—	31,319
Mortgage production revenue	—	1,707	—	—	1,707	1,707	—
Mortgage servicing revenue	—	18,141	—	(855)	17,286	17,286	—
Mortgage banking revenue	—	19,848	—	(855)	18,993	18,993	—
Other revenue	3,610	3,047	10,129	(1,418)	15,368	8,200	7,168
Total fees and commissions revenue	$58,400	$36,789	$103,650	$(1,509)	$197,330	$54,179	$143,151
1     Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.
2    In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the six months ended June 30, 2025 (in thousands):

	Commercial Banking	Consumer Banking	Wealth Management	Funds Management and Other	BOK Financial Corporation	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$22,533	$—	$22,533	$22,533	$—
Customer hedging revenue	7,957	—	7,441	501	15,899	15,899	—
Retail brokerage revenue	—	—	10,072	—	10,072	—	10,072
Investment banking revenue	8,575	—	12,114	—	20,689	8,241	12,448
Brokerage and trading revenue	16,532	—	52,160	501	69,193	46,673	22,520
TransFund EFT network revenue	45,980	1,431	(34)	—	47,377	—	47,377
Merchant services revenue	4,787	16	—	—	4,803	—	4,803
Corporate card revenue	3,957	—	311	205	4,473	—	4,473
Transaction card revenue	54,724	1,447	277	205	56,653	—	56,653
Personal trust revenue	—	—	53,574	—	53,574	—	53,574
Corporate trust revenue	—	—	22,814	—	22,814	—	22,814
Institutional trust & retirement plan services revenue	—	—	36,881	—	36,881	—	36,881
Investment management services and other revenue	—	—	11,667	—	11,667	—	11,667
Fiduciary and asset management revenue	—	—	124,936	—	124,936	—	124,936
Commercial account service charge revenue	33,760	1,159	1,254	—	36,173	—	36,173
Overdraft fee revenue	58	10,649	105	(15)	10,797	—	10,797
Check card revenue	—	11,668	—	—	11,668	—	11,668
Automated service charge and other deposit fee revenue	497	2,296	163	—	2,956	—	2,956
Deposit service charges and fees	34,315	25,772	1,522	(15)	61,594	—	61,594
Mortgage production revenue	—	4,336	—	—	4,336	4,336	—
Mortgage servicing revenue	—	36,150	—	(1,678)	34,472	34,472	—
Mortgage banking revenue	—	40,486	—	(1,678)	38,808	38,808	—
Other revenue	7,986	5,879	21,091	(4,694)	30,262	16,569	13,693
Total fees and commissions revenue	$113,557	$73,584	$199,986	$(5,681)	$381,446	$102,050	$279,396
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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the three and six months ended June 30, 2026, and 2025, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the three and six months ended June 30, 2026, and 2025 were immaterial.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments, and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at June 30, 2026, or December 31, 2025.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of June 30, 2026 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
Residential agency mortgage-backed securities	$4,826,434	$—	$4,826,434	$—
Municipal securities	83,079	—	83,079	—
Other trading securities	43,475	—	43,475	—
Total trading securities	4,952,988	—	4,952,988	—
Available-for-sale securities:
U.S. Treasury securities	989	989	—	—
Municipal securities	112,845	—	112,845	—
Residential agency mortgage-backed securities	10,129,404	—	10,129,404	—
Residential non-agency mortgage-backed securities	686,050	—	686,050	—
Commercial agency mortgage-backed securities	2,653,019	—	2,653,019	—
Other debt securities	473	—	—	473
Total available-for-sale securities	13,582,780	989	13,581,318	473
Fair value option securities:
Residential agency mortgage-backed securities	16,150	—	16,150	—
Commercial agency mortgage-backed securities	12,311	—	12,311	—
Total fair value option securities	28,461	—	28,461	—
Residential mortgage loans held for sale[1]	102,531	—	94,669	7,862
Mortgage servicing rights, net[2]	333,998	—	—	333,998
Derivative contracts, net of cash margin[3]	324,711	1,740	322,971	—
Liabilities:
Derivative contracts, net of cash margin[3]	$325,231	$379	$324,852	$—
1Residential mortgage loans held for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards and are valued at 92.93% of the unpaid principal balance.
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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at June 30, 2026, for which the fair value was adjusted during the six months ended June 30, 2026 (in thousands):

				Fair Value Adjustments for the
	Carrying Value at June 30, 2026			Three Months Ended June 30, 2026 Recognized in:		Six Months Ended June 30, 2026 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Nonaccruing loans	$—	$—	$6	$5	$—	$5	$—
Real estate and other repossessed assets	$—	$185	$—	$—	$(32)	$—	$(32)

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at June 30, 2025, for which the fair value was adjusted during the six months ended June 30, 2025 (in thousands):

				Fair Value Adjustments for the
	Carrying Value at June 30, 2025			Three Months Ended June 30, 2025 Recognized in:		Six Months Ended June 30, 2025 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Real estate and other repossessed assets	$—	$—	$1,636	$—	$(1)	—	(357)

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of June 30, 2026 follows (dollars in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$6	Discounted cash flows	Management knowledge of industry and non-real estate collateral	56% - 56% (56%)[1]
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

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or are measured at fair value on a non-recurring basis as of June 30, 2026 (in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$975,769	$975,769	$975,769	$—	$—
Interest-bearing cash and cash equivalents	545,597	545,597	545,597	—	—
Trading securities:
Residential agency mortgage-backed securities	4,826,434	4,826,434	—	4,826,434	—
Municipal securities	83,079	83,079	—	83,079	—
Other trading securities	43,475	43,475	—	43,475	—
Total trading securities	4,952,988	4,952,988	—	4,952,988	—
Investment securities:
Municipal securities	36,856	37,304	—	6,116	31,188
Residential agency mortgage-backed securities	1,558,327	1,414,665	—	1,414,665	—
Commercial agency mortgage-backed securities	16,662	16,189	—	16,189	—
Other debt securities	15,513	14,848	—	14,848	—
Total investment securities	1,627,358	1,483,006	—	1,451,818	31,188
Allowance for credit losses	(77)	—	—	—	—
Investment securities, net of allowance	1,627,281	1,483,006	—	1,451,818	31,188
Available-for-sale securities:
U.S. Treasury securities	989	989	989	—	—
Municipal securities	112,845	112,845	—	112,845	—
Residential agency mortgage-backed securities	10,129,404	10,129,404	—	10,129,404	—
Residential non-agency mortgage-backed securities	686,050	686,050	—	686,050	—
Commercial agency mortgage-backed securities	2,653,019	2,653,019	—	2,653,019	—
Other debt securities	473	473	—	—	473
Total available-for-sale securities	13,582,780	13,582,780	989	13,581,318	473
Fair value option securities:
Residential agency mortgage-backed securities	16,150	16,150	—	16,150	—
Commercial agency mortgage-backed securities	12,311	12,311	—	12,311	—
Total fair value option securities	28,461	28,461	—	28,461	—
Residential mortgage loans held for sale	102,531	102,531	—	94,669	7,862
Loans:
Commercial	16,297,448	16,101,285	—	—	16,101,285
Commercial real estate	5,885,330	5,774,037	—	—	5,774,037
Loans to individuals	4,900,937	4,787,816	—	—	4,787,816
Total loans	27,083,715	26,663,138	—	—	26,663,138
Allowance for loan losses	(277,474)	—	—	—	—
Loans, net of allowance	26,806,241	26,663,138	—	—	26,663,138
Mortgage servicing rights	333,998	333,998	—	—	333,998
Derivative instruments with positive fair value, net of cash margin	324,711	324,711	1,740	322,971	—
Deposits with no stated maturity	36,004,559	36,004,559	—	—	36,004,559
Time deposits	3,851,282	3,835,276	—	—	3,835,276
Other borrowed funds	4,577,911	4,577,667	—	—	4,577,667
Subordinated debentures	396,661	391,969	—	391,969	—
Derivative instruments with negative fair value, net of cash margin	325,231	325,231	379	324,852	—

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

(12) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on June 30, 2026, through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Six-Month Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In thousands, except per share data)	Six Months Ended
	June 30, 2026			June 30, 2025
	Average Balance	Revenue/ Expense	Yield/ Rate[1]	Average Balance	Revenue/ Expense	Yield/ Rate[1]
Assets
Interest-bearing cash and cash equivalents	$564,004	$10,144	3.63%	$535,012	$11,855	4.47%
Trading securities	5,747,848	135,178	4.74%	6,382,141	160,359	5.05%
Investment securities	1,711,819	11,919	1.39%	1,949,319	13,770	1.41%
Available-for-sale securities	13,584,418	269,639	3.95%	13,091,406	258,933	3.85%
Fair value option securities	98,764	2,238	4.71%	53,158	1,497	5.50%
Restricted equity securities	411,910	15,519	7.54%	369,344	14,086	7.63%
Residential mortgage loans held for sale	85,441	2,508	5.85%	75,018	2,321	6.08%
Loans	26,349,944	813,243	6.22%	24,122,687	803,292	6.71%
Allowance for loan losses	(276,995)			(279,082)
Loans, net of allowance	26,072,949	813,243	6.29%	23,843,605	803,292	6.79%
Total earning assets	48,277,153	1,260,388	5.25%	46,299,003	1,266,113	5.46%
Receivable on unsettled securities sales	185,077			206,882
Cash and other assets	5,382,288			5,134,634
Total assets	$53,844,518			$51,640,519
Liabilities and equity
Interest-bearing deposits:
Transaction	$26,767,571	$352,262	2.65%	$25,859,533	$408,737	3.19%
Savings	890,159	2,368	0.54%	848,991	2,323	0.55%
Time	3,759,897	64,677	3.47%	3,482,001	68,455	3.96%
Total interest-bearing deposits	31,417,627	419,307	2.69%	30,190,525	479,515	3.20%
Funds purchased and repurchase agreements	721,440	10,616	2.97%	858,453	13,848	3.25%
Other borrowings	6,140,103	118,464	3.89%	5,327,024	119,545	4.53%
Subordinated debentures	396,624	12,288	6.20%	115,430	3,672	6.42%
Total interest-bearing liabilities	38,675,794	560,675	2.92%	36,491,432	616,580	3.41%
Noninterest-bearing demand deposits	7,688,255			8,056,758
Due on unsettled securities purchases	456,820			464,487
Other liabilities	991,269			900,237
Total equity	6,032,380			5,727,605
Total liabilities and equity	$53,844,518			$51,640,519
Tax-equivalent net interest income		$699,713	2.33%		$649,533	2.05%
Tax-equivalent net interest income to earning assets			2.91%			2.79%
Less tax-equivalent adjustment		5,329			5,116
Net interest income		694,384			644,417
Provision for credit losses		—			—
Other operating revenue		448,840			393,139
Other operating expense		715,845			702,032
Net income before taxes		427,379			335,524
Federal and state income taxes		95,077			75,683
Net income		332,302			259,841
Net income (loss) attributable to non-controlling interests		(3)			46
Net income attributable to BOK Financial Corporation shareholders		$332,305			$259,795
Earnings per share:
Basic and diluted		$5.49			$4.05
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

Quarterly Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(Dollars in thousands, except per share data)	Three Months Ended
	June 30, 2026			March 31, 2026
	Average Balance	Revenue/ Expense	Yield/ Rate[1]	Average Balance	Revenue/ Expense	Yield/ Rate[1]
Assets
Interest-bearing cash and cash equivalents	$550,518	$5,011	3.65%	$577,641	$5,133	3.60%
Trading securities	5,876,732	70,590	4.85%	5,617,531	64,588	4.64%
Investment securities, net of allowance	1,676,175	5,770	1.38%	1,747,860	6,149	1.41%
Available-for-sale securities	13,554,693	135,676	3.98%	13,614,473	133,963	3.93%
Fair value option securities	71,064	849	4.51%	126,772	1,389	4.83%
Restricted equity securities	461,753	8,838	7.66%	361,514	6,681	7.39%
Residential mortgage loans held for sale	93,685	1,452	6.22%	77,105	1,056	5.42%
Loans	26,769,638	413,667	6.20%	25,925,585	399,576	6.25%
Allowance for loan losses	(277,546)			(276,437)
Loans, net of allowance	26,492,092	413,667	6.26%	25,649,148	399,576	6.31%
Total earning assets	48,776,712	641,853	5.27%	47,772,044	618,535	5.23%
Receivable on unsettled securities sales	196,521			173,506
Cash and other assets	5,584,865			5,177,459
Total assets	$54,558,098			$53,123,009
Liabilities and equity
Interest-bearing deposits:
Transaction	$26,826,903	$176,460	2.64%	$26,707,581	$175,802	2.67%
Savings	902,531	1,206	0.54%	877,650	1,162	0.54%
Time	3,818,067	32,443	3.41%	3,701,080	32,234	3.53%
Total interest-bearing deposits	31,547,501	210,109	2.67%	31,286,311	209,198	2.71%
Funds purchased and repurchase agreements	520,881	4,016	3.09%	924,228	6,600	2.90%
Other borrowings	6,922,451	66,982	3.88%	5,349,061	51,482	3.90%
Subordinated debentures	396,642	6,197	6.25%	396,606	6,091	6.14%
Total interest-bearing liabilities	39,387,475	287,304	2.93%	37,956,206	273,371	2.92%
Noninterest-bearing demand deposits	7,682,623			7,693,948
Due on unsettled securities purchases	494,740			418,478
Other liabilities	952,785			1,030,182
Total equity	6,040,475			6,024,195
Total liabilities and equity	$54,558,098			$53,123,009
Tax-equivalent net interest income		$354,549	2.34%		$345,164	2.31%
Tax-equivalent net interest income to earning assets			2.91%			2.90%
Less tax-equivalent adjustment		2,719			2,610
Net interest income		351,830			342,554
Provision for credit losses		—			—
Other operating revenue		237,572			211,268
Other operating expense		361,679			354,166
Net income before taxes		227,723			199,656
Federal and state income taxes		51,141			43,936
Net income		176,582			155,720
Net income (loss) attributable to non-controlling interests		43			(46)
Net income attributable to BOK Financial Corporation shareholders		$176,539			$155,766
Earnings per share:
Basic and diluted		$2.92			$2.58
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

(Dollars in thousands, except per share data)	Three Months Ended
	December 31, 2025			September 30, 2025
	Average Balance	Revenue /Expense	Yield/ Rate[1]	Average Balance	Revenue / Expense	Yield/ Rate[1]
Assets
Interest-bearing cash and cash equivalents	$546,045	$5,302	3.85%	$495,091	$5,482	4.39%
Trading securities	5,295,598	63,296	4.83%	5,603,200	72,770	5.25%
Investment securities, net of allowance	1,804,984	6,381	1.41%	1,861,565	6,560	1.41%
Available-for-sale securities	13,564,939	134,440	3.94%	13,386,515	133,452	3.93%
Fair value option securities	72,229	913	4.83%	105,651	1,441	5.45%
Restricted equity securities	250,430	4,522	7.22%	337,055	6,605	7.84%
Residential mortgage loans held for sale	91,414	1,349	5.84%	91,422	1,405	6.08%
Loans	25,242,551	412,170	6.48%	24,826,139	419,303	6.70%
Allowance for loan losses	(277,580)			(277,398)
Loans, net of allowance	24,964,971	412,170	6.55%	24,548,741	419,303	6.78%
Total earning assets	46,590,610	628,373	5.36%	46,429,240	647,018	5.53%
Receivable on unsettled securities sales	227,678			162,035
Cash and other assets	5,034,058			5,100,801
Total assets	$51,852,346			$51,692,076
Liabilities and equity
Interest-bearing deposits:
Transaction	$27,396,541	$199,008	2.88%	$26,076,475	$206,400	3.14%
Savings	852,390	1,163	0.54%	867,939	1,197	0.55%
Time	3,729,596	34,252	3.64%	3,641,985	34,236	3.73%
Total interest-bearing deposits	31,978,527	234,423	2.91%	30,586,399	241,833	3.14%
Funds purchased and repurchase agreements	1,185,566	10,360	3.47%	873,800	7,250	3.29%
Other borrowings	3,008,388	32,032	4.22%	5,048,301	57,724	4.54%
Subordinated debentures	241,482	3,722	6.12%	—	—	—%
Total interest-bearing liabilities	36,413,963	280,537	3.06%	36,508,500	306,807	3.33%
Noninterest-bearing demand deposits	8,009,082			7,894,847
Due on unsettled securities purchases	452,673			329,361
Other liabilities	1,015,185			996,216
Total equity	5,961,443			5,963,152
Total liabilities and equity	$51,852,346			$51,692,076
Tax-equivalent net interest income		$347,836	2.30%		$340,211	2.20%
Tax-equivalent net interest income to earning assets			2.98%			2.91%
Less tax-equivalent adjustment		2,555			2,565
Net interest income		345,281			337,646
Provision for credit losses		—			2,000
Other operating revenue		244,282			210,709
Other operating expense		361,054			369,770
Net income before taxes		228,509			176,585
Federal and state income taxes		51,243			35,714
Net income		177,266			140,871
Net income (loss) attributable to non-controlling interests		(35)			(23)
Net income attributable to BOK Financial Corporation shareholders		$177,301			$140,894
Earnings per share:
Basic and diluted		$2.89			$2.22
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

(Dollars in thousands, except per share data)	Three Months Ended
	June 30, 2025
	Average Balance	Revenue / Expense	Yield/ Rate[1]
Assets
Interest-bearing cash and cash equivalents	$506,330	$5,626	4.46%
Trading securities	6,876,788	86,488	5.05%
Investment securities, net of allowance	1,918,969	6,762	1.41%
Available-for-sale securities	13,218,569	131,360	3.89%
Fair value option securities	88,323	1,319	5.90%
Restricted equity securities	390,191	7,545	7.73%
Residential mortgage loans held for sale	86,543	1,346	6.13%
Loans	24,176,549	404,555	6.71%
Allowance for loan losses	(278,191)
Loans, net of allowance	23,898,358	404,555	6.79%
Total earning assets	46,984,071	645,001	5.47%
Receivable on unsettled securities sales	228,563
Cash and other assets	5,074,318
Total assets	$52,286,952
Liabilities and equity
Interest-bearing deposits:
Transaction	$25,859,336	$204,216	3.17%
Savings	853,062	1,155	0.54%
Time	3,465,780	33,072	3.83%
Total interest-bearing deposits	30,178,178	238,443	3.17%
Funds purchased and repurchase agreements	782,039	6,820	3.50%
Other borrowings	6,019,948	67,410	4.49%
Subordinated debentures	99,846	1,588	6.38%
Total interest-bearing liabilities	37,080,011	314,261	3.40%
Noninterest-bearing demand deposits	7,958,538
Due on unsettled securities purchases	503,490
Other liabilities	951,112
Total equity	5,793,801
Total liabilities and equity	$52,286,952
Tax-equivalent net interest income		$330,740	2.07%
Tax-equivalent net interest income to earning assets			2.80%
Less tax-equivalent adjustment		2,574
Net interest income		328,166
Provision for credit losses		—
Other operating revenue		207,098
Other operating expense		354,503
Net income before taxes		180,761
Federal and state income taxes		40,691
Net income		140,070
Net income (loss) attributable to non-controlling interests		52
Net income attributable to BOK Financial Corporation shareholders		$140,018
Earnings per share:
Basic and diluted		$2.19
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

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	June 30, 2026	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025	June 30, 2025
Interest revenue	$639,134	$615,925	$625,818	$644,453	$642,427
Interest expense	287,304	273,371	280,537	306,807	314,261
Net interest income	351,830	342,554	345,281	337,646	328,166
Provision for credit losses	—	—	—	2,000	—
Net interest income after provision for credit losses	351,830	342,554	345,281	335,646	328,166
Other operating revenue
Brokerage and trading revenue	32,450	43,606	47,310	43,239	38,125
Transaction card revenue	31,597	31,965	31,564	29,463	29,561
Fiduciary and asset management revenue	71,007	66,481	68,347	63,878	63,964
Deposit service charges and fees	33,326	32,218	32,039	31,896	31,319
Mortgage banking revenue	18,985	20,963	19,013	19,764	18,993
Other revenue	14,627	14,544	16,591	16,190	15,368
Total fees and commissions	201,992	209,777	214,864	204,430	197,330
Other gains (losses), net	42,415	(216)	28,078	8,264	8,140
Gain (loss) on derivatives, net	(8,490)	(4,374)	(2,366)	(453)	5,535
Gain (loss) on fair value option securities, net	—	(2,074)	551	630	1,112
Change in fair value of mortgage servicing rights	6,300	8,155	1,407	(2,375)	(5,019)
Gain (loss) on available-for-sale securities, net	(4,645)	—	1,748	213	—
Total other operating revenue	237,572	211,268	244,282	210,709	207,098
Other operating expense
Personnel	214,094	211,174	222,726	226,347	214,711
Business promotion	11,152	9,226	11,516	9,960	9,139
Professional fees and services	13,799	14,295	18,371	15,137	15,402
Net occupancy and equipment	34,151	33,182	32,693	33,040	32,657
FDIC and other insurance	6,183	5,685	6,078	7,302	6,439
FDIC special assessment	—	—	(9,479)	(1,209)	(523)
Data processing and communications	51,707	51,768	51,299	50,062	49,597
Printing, postage, and supplies	3,745	3,679	4,077	4,036	4,067
Amortization of intangible assets	2,390	2,443	2,656	2,656	2,656
Mortgage banking costs	11,879	11,757	10,663	10,668	6,711
Other expense	12,579	10,957	10,454	11,771	13,647
Total other operating expense	361,679	354,166	361,054	369,770	354,503
Net income before taxes	227,723	199,656	228,509	176,585	180,761
Federal and state income taxes	51,141	43,936	51,243	35,714	40,691
Net income	176,582	155,720	177,266	140,871	140,070
Net income (loss) attributable to non-controlling interests	43	(46)	(35)	(23)	52
Net income attributable to BOK Financial Corporation shareholders	$176,539	$155,766	$177,301	$140,894	$140,018

Earnings per share:
Basic and diluted	$2.92	$2.58	$2.89	$2.22	$2.19
Average shares used in computation:
Basic and diluted	60,080,833	60,033,282	60,916,929	62,840,270	63,208,027

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1 to April 30, 2026	458	$128.06	—	2,017,039
May 1 to May 31, 2026	370	$133.36	—	2,017,039
June 1 to June 30, 2026	9,562	$138.99	2,519	2,014,520
Total	10,390		2,519
1On July 29, 2025, the Company's Board authorized the Company to repurchase up to five million shares of the Company's common stock. As of June 30, 2026, the Company had repurchased 2,985,480 shares under this plan. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations, and other factors.
2The Company may repurchase vested shares from employees to cover taxes in connection with employee equity compensation. During the three month period ended June 30, 2026, 7,871 share purchases were made in connection with employee equity compensation net tax settlements for vested equity awards.
Item 5. Other Information

Trading Plans

No Company director or officer (as defined in Exchange Act Rule 16a-1(f)) has adopted, modified, or terminated any trading arrangements during the second quarter of 2026.

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

Date:        August 4, 2026

/s/ Martin E. Grunst
Martin E. Grunst
Executive Vice President and
Chief Financial Officer

/s/ Michael J. Rogers
Michael J. Rogers
Senior Vice President and
Chief Accounting Officer