Form 10-Q
period 2026-09-30
BOK FINANCIAL CORP
filed 2026-11-03
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
      Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,758,773 shares of common stock ($.00006 par value) as of September 30, 2026.

BOK Financial Corporation
Form 10-Q
Quarter Ended September 30, 2026

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

BOK Financial reported net income of $159.9 million, or $2.64 per diluted share, for the third quarter of 2026 compared to $176.5 million, or $2.92 per diluted share, for the second quarter of 2026. Prior quarter net income would have been $156.5 million, or $2.59 per diluted share, excluding the net gain related to the exchange of Visa B shares and the loss from repositioning of the available-for-sale securities portfolio. PPNR1, a non-GAAP measure, was $200.8 million for the third quarter of 2026, compared to $227.7 million in the second quarter of 2026.

Highlights of the third quarter of 2026 compared to the second quarter of 2026 included:

•Net interest income totaled $370.0 million, an increase of $18.1 million over the prior quarter. Net interest margin was 3.00% for the third quarter of 2026, compared to 2.91% for the prior quarter. For the third quarter of 2026, our core net interest margin excluding trading activities1, a non-GAAP measure, was 3.21% compared to 3.13% in the prior quarter.
•Fees and commissions revenue totaled $188.0 million compared to $202.0 million in the prior quarter. Brokerage and trading revenue decreased $13.0 million due to an unfavorable rate environment and lower fixed-income trading volumes.
•Other gains, net, were a net gain of $5.7 million compared to a net gain of $42.4 million in the prior quarter. The second quarter of 2026 included a $30.9 million pre-tax gain, net of economic hedge, related to the exchange of our Visa B shares under the Exchange Offer by Visa, Inc. The current quarter included a net gain on investments related to deferred compensation of $1.8 million compared to a net gain of $8.8 million in the prior quarter.
•Other operating expense totaled $360.7 million, consistent with the prior quarter, as both personnel expense and non-personnel expense remained relatively stable.
•Period end outstanding loan balances totaled $27.7 billion at September 30, 2026, up $646 million over June 30, 2026, led by growth in energy loans, commercial real estate loans secured by industrial facilities, and mortgage finance loans. Average loan balances increased $468 million to $27.2 billion.
•No provision for expected credit losses was necessary for the third quarter of 2026. An improvement in economic forecast assumptions, primarily GDP growth and lower unemployment, compared to the prior quarter, was offset by the impact of loan growth during the quarter. Net charge-offs in the third quarter were $886 thousand, or 0.01% of average loans on an annualized basis. The resulting combined allowance for credit losses totaled $322 million, or 1.16% of outstanding loans at September 30, 2026. The combined allowance for credit losses was $323 million, or 1.19% of outstanding loans at June 30, 2026.
•Nonperforming assets not guaranteed by U.S. government agencies were $58 million, a $3.3 million increase compared to June 30, 2026. Accruing substandard loans increased by $89 million while other loans especially mentioned decreased by $18 million compared to June 30, 2026.
•Period end deposits decreased $324 million to $39.5 billion at September 30, 2026. Average deposits increased $304 million, including a $278 million increase in average interest-bearing deposits and a $26 million increase in average demand deposit balances. The loan to deposit ratio was 70% at September 30, 2026, compared to 68% at June 30, 2026.
•Assets under management or administration totaled $129.3 billion at September 30, 2026, consistent with the prior quarter.
•The Company's tangible common equity ratio1, a non-GAAP measure, was 9.16% at September 30, 2026, and 9.61% at June 30, 2026. The tangible common equity ratio is primarily based on total shareholders' equity, which includes unrealized gains and losses on AFS securities.
1    See "Explanation and Reconciliation of Non-GAAP Measures" section following.

•The common equity Tier 1 capital ratio at September 30, 2026, was 12.73%. Other regulatory capital ratios include the Tier 1 capital ratio at 12.73%, total capital ratio at 14.43%, and leverage ratio at 9.95%. At June 30, 2026, the common equity Tier 1 capital ratio was 12.89%, the Tier 1 capital ratio was 12.89%, the total capital ratio was 14.67%, and the leverage ratio was 9.81%.
•The Company paid a regular cash dividend of $38.1 million, or $0.63 per common share, during the third quarter of 2026. On November 3, 2026, the Board approved an increase in the quarterly cash dividend to $0.78 per common share payable on or about December 3, 2026, to shareholders of record as of November 18, 2026.
Highlights of the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 included:
•Net income for the nine months ended September 30, 2026 totaled $492.2 million, or $8.14 per diluted share, compared to $400.7 million, or $6.27 per diluted share, for the nine months ended September 30, 2025.
•Net interest income totaled $1.1 billion for the nine months ended September 30, 2026, and $982.1 million for the nine months ended September 30, 2025. Net interest income increased $49.2 million from changes in interest rates and increased $33.4 million from changes in earning assets. Net interest margin was 2.94% compared to 2.83%. The AFS securities portfolio yield increased 13 basis points, while the yield on trading securities decreased 24 basis points. The loan portfolio yield decreased 48 basis points. Funding costs decreased 44 basis points. The cost of interest-bearing deposits was down 48 basis points. Average earning assets increased $2.3 billion to $48.7 billion, largely driven by higher average balances for loans and AFS securities, partially offset by a decrease in average trading securities. Total interest-bearing deposits increased $1.2 billion, partially offset by a decrease of $307 million in average demand deposit balances. Other borrowed funds increased $993 million and average subordinated debentures increased $320 million.
•Fees and commissions revenue totaled $599.7 million for the nine months ended September 30, 2026, a $13.8 million increase over the nine months ended September 30, 2025. Fiduciary and asset management revenue increased $18.5 million led by growth in trust fees related to higher market valuations and continued growth in client relationships. Transaction card revenue increased $9.7 million due to disciplined pricing strategies, targeted customer acquisition efforts, and an increase in the volume of transactions processed during the period. Deposit service charges increased $6.2 million led by higher overdraft fees and commercial service charges. Brokerage and trading revenue decreased $16.9 million. Trading revenue decreased $18.4 million, primarily due to lower fixed-income trading volumes and an unfavorable rate environment.
•Other gains, net, increased $32.2 million as the nine months ended September 30, 2026 included a $30.9 million pre-tax gain, net of economic hedge, related to the exchange of our Visa shares under the Exchange Offer by Visa, Inc.
•Total operating expense was $1.1 billion for the nine months ended September 30, 2026, an increase of $4.7 million over the nine months ended September 30, 2025. Personnel expense decreased $16.7 million. Employee benefits expense decreased $12.9 million due to a combination of lower retirement plan costs and employee healthcare costs. Cash-based incentive compensation expense decreased $5.7 million, primarily due to lower trading activity. Non-personnel expense increased $21.4 million. Data processing and communications expense was up $10.6 million, largely driven by costs associated with ongoing projects. Mortgage banking costs grew $9.2 million due to increased prepayments.

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

Tax-equivalent net interest income totaled $372.7 million for the third quarter of 2026, compared to $354.5 million in the prior quarter. Net interest income increased $9.8 million from changes in interest rates and increased $8.3 million from changes in earning assets. Table 1 shows the effect on net interest income from changes in average balances and interest rates for various types of earning assets and interest-bearing liabilities.

Average earning assets increased $633 million over the second quarter of 2026. Average loan balances increased $468 million. The average balance of AFS securities was up $300 million and average trading securities increased $31 million.

Total average deposits increased $304 million compared to the second quarter of 2026, including a $278 million increase in interest-bearing deposits and a $26 million increase in demand deposits. Average other borrowings increased $241 million, while average funds purchased and repurchase agreements decreased $145 million.

Net interest margin was 3.00% compared to 2.91% in the second quarter of 2026. For the third quarter of 2026, our core net interest margin excluding trading activities1, a non-GAAP measure, was 3.21% compared to 3.13% in the prior quarter. Net interest income and margin benefited from loan growth and favorable repricing of fixed-rate assets.

The tax-equivalent yield on average earning assets was 5.37%, an increase of 10 basis points. The loan portfolio yield increased 4 basis points to 6.24%. The yield on trading securities increased 30 basis points to 5.15% and the yield on available-for-sale securities increased 13 basis points to 4.11%.

Funding costs were 2.96%, a 3 basis point increase over the prior quarter. The cost of interest-bearing deposits increased 3 basis points to 2.70%. The cost of other borrowings increased 2 basis points to 3.90%, while the cost of funds purchased and repurchase agreements decreased 2 basis points to 3.07%. The benefit to net interest margin from assets funded by noninterest-bearing liabilities was 59 basis points, an increase of 2 basis points.

Our overall objective is to manage the Company's balance sheet for changes in interest rates as described in the Market Risk section of this report. At September 30, 2026, approximately 85% of our commercial and commercial real estate loan portfolios are either variable rate loans or fixed rate loans that will reprice within one year. These loans are funded primarily by deposit accounts that are either noninterest-bearing or that reprice more slowly than the loans. The result is a balance sheet that is asset sensitive, meaning that assets generally reprice more quickly than the liabilities. One of the strategies that we use to manage toward a relative rate-neutral position is to purchase fixed-rate residential mortgage-backed securities issued primarily by U.S. government agencies and fund them with market rate-sensitive liabilities. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also may use derivative instruments to manage our interest rate risk.

The effectiveness of these strategies is reflected in the overall change in net interest income due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.
1    See "Explanation and Reconciliation of Non-GAAP Measures" section following.

Table 1 – Volume/Rate Analysis
(In thousands)

	Three Months Ended Sep. 30, 2026 / June 30, 2026			Nine Months Ended Sep. 30, 2026 / 2025
		Change Due To1			Change Due To1
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$(108)	$(119)	$11	$(2,290)	$977	$(3,267)
Trading securities	5,528	1,082	4,446	(21,833)	(11,320)	(10,513)
Investment securities, net of allowance	(631)	(293)	(338)	(3,272)	(2,611)	(661)
Available-for-sale securities	8,222	4,003	4,219	21,152	7,971	13,181
Fair value option securities	(569)	(481)	(88)	(420)	45	(465)
Restricted equity securities	193	(453)	646	3,859	3,639	220
Residential mortgage loans held for sale	(30)	(5)	(25)	204	291	(87)
Loans	14,602	9,609	4,993	18,917	110,634	(91,717)
Total tax-equivalent interest revenue	27,207	13,343	13,864	16,317	109,626	(93,309)
Interest expense:
Transaction deposits	5,812	2,590	3,222	(80,603)	20,132	(100,735)
Savings deposits	(3)	6	(9)	51	166	(115)
Time deposits	925	826	99	(4,646)	7,256	(11,902)
Funds purchased and repurchase agreements	(1,111)	(1,108)	(3)	(7,577)	(6,048)	(1,529)
Other borrowings	3,470	2,739	731	11,647	39,557	(27,910)
Subordinated debentures	(21)	—	(21)	14,792	15,127	(335)
Total interest expense	9,072	5,053	4,019	(66,336)	76,190	(142,526)
Tax-equivalent net interest income	18,135	8,290	9,845	82,653	33,436	49,217
Change in tax-equivalent adjustment	(10)			357
Net interest income	$18,145			$82,296
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $191.5 million for the third quarter of 2026, compared to $237.6 million, in the second quarter of 2026. The previous quarter included a $30.9 million pre-tax gain, net of economic hedge, related to the conversion of our Visa B shares under the Exchange Offer by Visa, Inc.

Table 2 – Other Operating Revenue
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended		Increase (Decrease)	% Increase (Decrease)
	Sep. 30, 2026	June 30, 2026			Sep. 30, 2026	Sep. 30, 2025
Brokerage and trading revenue	$19,451	$32,450	$(12,999)	(40)%	$95,507	$112,432	$(16,925)	(15)%
Transaction card revenue	32,205	31,597	608	2%	95,767	86,116	9,651	11%
Fiduciary and asset management revenue	69,863	71,007	(1,144)	(2)%	207,351	188,814	18,537	10%
Deposit service charges and fees	34,140	33,326	814	2%	99,684	93,490	6,194	7%
Mortgage banking revenue	16,740	18,985	(2,245)	(12)%	56,688	58,572	(1,884)	(3)%
Other revenue	15,556	14,627	929	6%	44,727	46,452	(1,725)	(4)%
Total fees and commissions	187,955	201,992	(14,037)	(7)%	599,724	585,876	13,848	2%
Other gains, net	5,693	42,415	(36,722)	N/A	47,892	15,679	32,213	N/A
Gain (loss) on derivatives, net	(19,282)	(8,490)	(10,792)	N/A	(32,146)	14,647	(46,793)	N/A
Gain (loss) on fair value option securities, net	(1,151)	—	(1,151)	N/A	(3,225)	2,067	(5,292)	N/A
Change in fair value of mortgage servicing rights	18,256	6,300	11,956	N/A	32,711	(14,634)	47,345	N/A
Gain (loss) on available-for-sale securities, net	—	(4,645)	4,645	N/A	(4,645)	213	(4,858)	N/A
Total other operating revenue	$191,471	$237,572	$(46,101)	(19)%	$640,311	$603,848	$36,463	6%
Percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and Commissions Revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 34% of combined net interest income before provision for expected credit losses and fees and commissions revenue for the third quarter of 2026. We believe that a variety of fee revenue sources provides diversification to changes resulting from market or economic conditions such as interest rates, values in the equity markets, commodity prices, and consumer spending, all of which can be volatile. Many of the economic factors, such as decreasing interest rates, that we expect will result in a decline in net interest income or fiduciary and asset management revenue may also increase mortgage banking production volumes and related trading. The velocity of changes in market conditions and interest rates may result in timing differences between when offsetting impacts and benefits are realized. Generally, for operating revenues not as directly related to movement in interest rates, we expect growth to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, regulatory constraints, increased competition, and saturation in our existing markets could affect the rate of future increases.

Brokerage and Trading Revenue

Brokerage and trading revenue, which includes revenues from trading, customer hedging, retail brokerage, and investment banking, decreased $13.0 million compared to the second quarter of 2026.

Trading revenue includes net realized and unrealized gains and losses primarily related to residential mortgage-backed securities guaranteed by U.S. government agencies and related derivative instruments that enable our mortgage banking customers to manage their production risk. Trading revenue also includes net realized and unrealized gains and losses on municipal securities and other financial instruments that we sell to institutional customers, along with changes in the fair value of financial instruments we hold as economic hedges against market risk of our trading securities. Trading revenue decreased $13.0 million to a net loss of $6.3 million compared to the prior quarter, primarily due to an unfavorable rate environment and lower fixed-income trading volumes during the quarter. The nearly 80 basis point increase in the 10-year Treasury yield reduced customer demand for fixed-income products and mortgage-related activity, resulting in lower transaction volumes and trading revenues. Interest rate levels and curve steepness can result in a shift between trading revenue and net interest income from trading securities. See further discussion on a total revenue basis in the Wealth Management discussion in Management's Discussion and Analysis - Reportable Segments following.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Risk Management Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange, and equity derivatives to our customers. Customer hedging revenue totaled $5.8 million for the third quarter of 2026, consistent with the prior quarter. Customer hedging revenue includes credit valuation adjustments of the fair value of derivatives to reflect the risk of counterparty default.

Investment banking revenue, which includes fees earned upon completion of underwriting, financial advisory services, and loan syndication fees, totaled $14.3 million, an increase of $896 thousand over the prior quarter. A $4.3 million increase driven by municipal underwriting activity was partially offset by lower syndication fees, which returned to normal levels following a strong second quarter.

Transaction Card Revenue

Transaction card revenue includes revenues from processing transactions on behalf of members of our TransFund electronic fund transfer network, merchant services fees paid by customers for account management and electronic processing of card transactions, and interchange fees from our corporate card program. Transaction card revenue totaled $32.2 million for the third quarter of 2026, an increase of $608 thousand over the prior quarter.
Fiduciary and Asset Management Revenue

Fiduciary and asset management revenue is earned through managing or holding of assets for customers and executing transactions or providing related services. Fiduciary and asset management revenue is largely based on the fair value of assets. Rates applied to asset values vary based on the nature of the relationship. Fiduciary relationships and managed asset relationships generally have higher fee rates than non-fiduciary and/or non-managed relationships. Fiduciary and asset management revenue was $69.9 million for the third quarter of 2026, a decrease of $1.1 million, as the prior quarter benefited from seasonal tax preparation fees. Excluding this seasonal revenue, fiduciary and asset management revenue increased over the prior quarter.

A distribution of assets under management or administration and related fiduciary and asset management revenue follows:

Table 3 – Assets Under Management or Administration
(Dollars in thousands)

	Three Months Ended
	September 30, 2026			June 30, 2026
	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]
Managed fiduciary assets:
Personal	$13,060,532	$33,389	1.02%	$14,405,931	$32,907	0.91%
Institutional	28,191,869	14,042	0.20%	27,518,003	14,255	0.21%
Total managed fiduciary assets	41,252,401	47,431	0.46%	41,923,934	47,162	0.45%

Non-managed assets:
Fiduciary	36,872,689	19,893	0.22%	37,020,210	20,837	0.23%
Non-fiduciary	23,537,742	2,539	0.04%	22,751,138	3,008	0.05%
Safekeeping and brokerage assets under administration	27,670,600	—	—%	27,576,116	—	—%
Total non-managed assets	88,081,031	22,432	0.10%	87,347,464	23,845	0.11%

Total assets under management or administration	$129,333,432	$69,863	0.22%	$129,271,398	$71,007	0.22%

	Nine Months Ended
	September 30, 2026			September 30, 2025
	Balance[1]	Revenue[2]	Margin[3]	Balance[1]	Revenue[2]	Margin[3]
Managed fiduciary assets:
Personal	$13,060,532	$96,636	0.99%	$13,493,702	$87,512	0.86%
Institutional	28,191,869	41,925	0.20%	26,056,686	38,971	0.20%
Total managed fiduciary assets	41,252,401	138,561	0.45%	39,550,388	126,483	0.43%

Non-managed assets:
Fiduciary	36,872,689	60,501	0.22%	34,311,908	54,796	0.21%
Non-fiduciary	23,537,742	8,289	0.05%	21,669,661	7,535	0.05%
Safekeeping and brokerage assets under administration	27,670,600	—	—%	27,141,574	—	—%
Total non-managed assets	88,081,031	68,790	0.10%	83,123,143	62,331	0.10%

Total assets under management or administration	$129,333,432	$207,351	0.21%	$122,673,531	$188,814	0.21%

1    Assets under management or administration balance excludes certain assets under custody held by a sub-custodian where minimal revenue is recognized. $24 billion, $24 billion, and $23 billion of such assets are excluded from assets under management or administration at September 30, 2026, June 30, 2026, and September 30, 2025, respectively.
2    Fiduciary and asset management revenue includes asset-based and other fees associated with the assets.
3    Annualized revenue divided by period end asset balance.
A summary of changes in assets under management or administration for the three and nine months ended September 30, 2026, and 2025 follows:

Table 4 – Changes in Assets Under Management or Administration
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$129,271,398	$117,870,970	$126,614,658	$114,615,237
Net inflows (outflows)	372,654	1,885,182	(1,410,976)	3,312,040
Net change in fair value	(310,620)	2,917,379	4,129,750	4,746,254
Ending balance	$129,333,432	$122,673,531	$129,333,432	$122,673,531

Assets under management or administration as of September 30, 2026, consist of 41% fixed income, 37% equities, 14% cash, and 8% alternative investments.

Deposit Service Charges

Deposit service charges and fees were $34.1 million for the third quarter of 2026, consistent with the prior quarter.

Mortgage Banking Revenue
Mortgage banking revenue decreased $2.2 million compared to the second quarter of 2026, driven by a decline in mortgage production volume and spreads due to rising mortgage interest rates. Mortgage production volume decreased $52 million to $211 million. Production revenue as a percentage of production volume, which includes unrealized gains and losses on our mortgage commitment pipeline and related hedges, was 0.06% for the third quarter of 2026, compared to 0.83% for the second quarter of 2026.

Table 5 – Mortgage Banking Revenue
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended		Increase (Decrease)	% Increase (Decrease)
	Sep. 30, 2026	June 30, 2026			Sep. 30, 2026	Sep. 30, 2025
Mortgage production revenue	$119	$2,174	$(2,055)	(95)%	$6,219	$6,706	$(487)	(7)%

Mortgage loans funded for sale	$231,130	$280,838			$742,826	$608,782
Add: Current period end outstanding commitments	45,385	65,547			45,385	67,842
Less: Prior period end outstanding commitments	65,547	83,674			49,048	36,590
Total mortgage production volume	$210,968	$262,711	$(51,743)	(20)%	$739,163	$640,034	$99,129	15%

Mortgage loan refinances to mortgage loans funded for sale	16%	20%	(400)	bps	22%	14%	800	bps
Realized margin on funded mortgage loans	0.39%	1.01%	(62)	bps	0.88%	0.84%	4	bps
Production revenue as a percentage of production volume	0.06%	0.83%	(77)	bps	0.84%	1.05%	(21)	bps
Primary mortgage interest rates[1]:
Average	6.68%	6.41%	27	bps	6.40%	6.73%	(33)	bp
Period end	7.03%	6.49%	54	bps	7.03%	6.30%	73	bps

Mortgage servicing revenue	$16,621	$16,811	$(190)	(1)%	$50,469	$51,866	$(1,397)	(3)%
Average outstanding principal balance of mortgage loans serviced for others	$21,335,683	$21,718,909	$(383,226)	(2)%	$21,721,347	$22,682,094	$(960,747)	(4)%

Average mortgage servicing revenue fee rates	0.31%	0.31%	—	bp	0.31%	0.31%	—	bp
1    Primary rates disclosed in Table 5 above represent rates generally available to borrowers on 30 year conforming mortgage loans.

Net Gains and Losses on Other Assets, Securities, and Derivatives

Other gains, net, were a net gain of $5.7 million for the third quarter of 2026, compared to a net gain of $42.4 million in the prior quarter. The second quarter of 2026 included a $30.9 million pre-tax gain, net of economic hedge, related to the exchange of our Visa shares under the Exchange Offer by Visa, Inc. See further discussion in the Securities section of Management's Discussion and Analysis of Financial Condition and Results of Operations. The current quarter also included a net gain on investments related to deferred compensation of $1.8 million compared to a net gain of $8.8 million in the prior quarter.

The prior quarter included losses on available-for-sale securities, net, of $4.6 million as we repositioned the portfolio by selling approximately $268 million of lower-yielding debt securities.

As discussed in the Market Risk section following, the fair value of our MSR changes in response to changes in primary mortgage loan rates and other assumptions. We attempt to mitigate the earnings volatility caused by changes in the fair value of MSR by designating certain financial instruments as an economic hedge. Changes in the fair value of these instruments are generally expected to partially offset changes in the fair value of MSR.

Table 6 – Gain (Loss) on Mortgage Servicing Rights, Net of Economic Hedge
(In thousands)

	Three Months Ended		Nine Months Ended
	Sep. 30, 2026	June 30, 2026	Sep. 30, 2026	Sep. 30, 2025
Gain (loss) on derivatives, net	$(17,989)	$(7,324)	$(29,525)	$13,905
Gain (loss) on fair value option securities, net	(1,151)	—	(3,225)	2,067
Gain (loss) on economic hedge of mortgage servicing rights, net	(19,140)	(7,324)	(32,750)	15,972
Change in fair value of mortgage servicing rights	18,256	6,300	32,711	(14,634)
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges included in other operating revenue	(884)	(1,024)	(39)	1,338
Net interest income (expense) on fair value option securities[1]	(3)	110	193	327
Total economic benefit (cost) of changes in the fair value of mortgage servicing rights, net of economic hedges	$(887)	$(914)	$154	$1,665
1    Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Other Operating Expense

Other operating expense for the third quarter of 2026 totaled $360.7 million, largely consistent with the second quarter of 2026. The third quarter included $1.7 million of deferred compensation expense offset by gains on related investments in Other gains, net. Excluding the impact of deferred compensation, total operating expense increased $6.4 million. Our efficiency ratio1 was 63.52% for the third quarter of 2026, compared to 60.21% in the prior quarter. Our efficiency ratio as adjusted for the gain related to the exchange of Visa shares1 was 63.49% for the second quarter of 2026.
Table 7 – Other Operating Expense
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended		Increase (Decrease)	% Increase (Decrease)
	Sep. 30, 2026	June 30, 2026			Sep. 30, 2026	Sep. 30, 2025
Regular compensation	$124,483	$121,299	$3,184	3%	$367,975	$366,508	$1,467	—%
Incentive compensation:
Cash-based	50,899	49,683	1,216	2%	153,276	159,020	(5,744)	(4)%
Share-based	6,032	5,020	1,012	20%	16,338	18,472	(2,134)	(12)%
Deferred compensation	1,704	9,092	(7,388)	N/A	10,978	8,361	2,617	N/A
Total incentive compensation	58,635	63,795	(5,160)	(8)%	180,592	185,853	(5,261)	(3)%
Employee benefits	30,133	29,000	1,133	4%	89,952	102,882	(12,930)	(13)%
Total personnel expense	213,251	214,094	(843)	—%	638,519	655,243	(16,724)	(3)%
Business promotion	9,676	11,152	(1,476)	(13)%	30,054	27,917	2,137	8%
Professional fees and services	14,310	13,799	511	4%	42,404	43,808	(1,404)	(3)%
Net occupancy and equipment	32,960	34,151	(1,191)	(3)%	100,293	98,689	1,604	2%
FDIC and other insurance	6,350	6,183	167	3%	18,218	20,328	(2,110)	(10)%
FDIC special assessment	—	—	—	N/A	—	(1,209)	1,209	N/A
Data processing and communications	54,320	51,707	2,613	5%	157,795	147,237	10,558	7%
Printing, postage, and supplies	3,888	3,745	143	4%	11,312	11,742	(430)	(4)%
Amortization of intangible assets	2,311	2,390	(79)	(3)%	7,144	7,964	(820)	(10)%
Mortgage banking costs	10,664	11,879	(1,215)	(10)%	34,300	25,068	9,232	37%
Other expense	12,931	12,579	352	3%	36,467	35,015	1,452	4%
Total other operating expense	$360,661	$361,679	$(1,018)	—%	$1,076,506	$1,071,802	$4,704	—%

Average number of employees (FTE)	5,005	4,971	34	1%	4,982	5,045	(63)	(1)%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel Expense
Personnel expense was stable at $213.3 million for the third quarter of 2026. Excluding the impact of deferred compensation, personnel costs were up $6.5 million. Regular compensation expense increased $3.2 million, primarily reflecting investments in talent, including the addition of revenue-producing personnel. Cash-based incentive compensation increased $1.2 million due to strong loan production during the quarter. Employee benefits expense increased $1.1 million, driven by higher employee healthcare costs, partially offset by a seasonal decrease in payroll taxes.

1    See Explanation and Reconciliation of Non-GAAP Measures in "Non-GAAP Measures" section following.

Non-personnel Operating Expense
Non-personnel expense was consistent with the prior quarter. A $2.6 million increase in data processing and communications expense, primarily driven by higher software costs, was fully offset by decreases in business promotion expense and net occupancy and equipment costs. Mortgage banking costs decreased $1.2 million due to lower loan payoff activity during the quarter.
Income Taxes

The effective tax rate was 20.38% for the third quarter of 2026, 22.46% for the second quarter of 2026, and 20.22% for the third quarter of 2025. The effective rate for the third quarter of 2026 decreased compared to the second quarter of 2026, primarily due to the release of reserves for uncertain tax positions as the statute of limitations had expired.
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

1    See "Explanation and Reconciliation of Non-GAAP Measures" section following.

As shown in Table 8, net income before taxes attributable to our segments was $184.0 million in the third quarter of 2026 compared to $194.7 million in the second quarter of 2026. Net interest income increased $8.2 million due to increased loan volumes during the quarter. Other operating revenue decreased $14.8 million. Brokerage and trading revenue decreased $11.6 million due to an unfavorable rate environment and lower fixed-income trading volumes. Mortgage banking revenue decreased $2.2 million, driven by a decline in mortgage production volume and spreads due to rising mortgage interest rates. Other operating expense increased $3.9 million. Personnel expense increased $4.5 million, primarily due to increased staffing and higher cash-based incentive compensation costs driven by loan production during the quarter. Non-personnel expense was consistent with the prior quarter. Corporate expense allocations decreased $1.5 million.

Table 8 – Net Income Before Taxes by Segment
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended		Increase (Decrease)	% Increase (Decrease)
	Sep. 30, 2026	June 30, 2026			Sep. 30, 2026	Sep. 30, 2025
Commercial Banking	$140,712	$146,160	$(5,448)	(4)%	$421,659	$416,455	$5,204	1%
Consumer Banking	14,468	13,555	913	7%	47,191	61,358	(14,167)	(23)%
Wealth Management	28,846	34,977	(6,131)	(18)%	101,364	110,081	(8,717)	(8)%
Segment total	184,026	194,692	(10,666)	(5)%	570,214	587,894	(17,680)	(3)%
Funds Management and Other	16,759	33,031	(16,272)	N/A	57,950	(75,785)	133,735	N/A
BOK Financial Corporation	$200,785	$227,723	$(26,938)	(12)%	$628,164	$512,109	$116,055	23%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Commercial Banking

Commercial Banking contributed $140.7 million to consolidated net income before taxes in the third quarter of 2026, a decrease of $5.4 million compared to the second quarter of 2026.

Table 9 – Commercial Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended		Increase (Decrease)	% Increase (Decrease)
	Sep. 30, 2026	June 30, 2026			Sep. 30, 2026	Sep. 30, 2025
Net interest income from external sources	$258,270	$249,695	$8,575	3%	$749,282	$707,826	$41,456	6%
Net interest expense from internal sources	(76,387)	(70,703)	(5,684)	(8)%	(214,934)	(174,268)	(40,666)	(23)%
Net interest income	181,883	178,992	2,891	2%	534,348	533,558	790	—%
Net loans charged off (recovered)	1,474	(145)	1,619	1,117%	1,729	2,786	(1,057)	(38)%
Net interest income after net loans charged off (recovered)	180,409	179,137	1,272	1%	532,619	530,772	1,847	—%
Other operating revenue	61,231	65,700	(4,469)	(7)%	186,999	181,698	5,301	3%
Personnel expense	51,155	50,042	1,113	2%	152,464	152,460	4	—%
Non-personnel expense	32,426	32,049	377	1%	95,516	88,971	6,545	7%
Total other operating expense	83,581	82,091	1,490	2%	247,980	241,431	6,549	3%
Corporate allocations	17,347	16,586	761	5%	49,979	54,584	(4,605)	(8)%
Net income before taxes	$140,712	$146,160	$(5,448)	(4)%	$421,659	$416,455	$5,204	1%

Average assets	$23,722,951	$23,375,564	$347,387	1%	$23,263,149	$21,495,892	$1,767,257	8%
Average loans	22,357,163	22,003,116	354,047	2%	21,868,533	20,061,873	1,806,660	9%
Average deposits	19,080,487	18,918,188	162,299	1%	18,771,173	17,786,529	984,644	6%
Average invested capital	2,268,403	2,252,949	15,454	1%	2,252,019	2,159,951	92,068	4%
Net interest income increased $2.9 million, or 2%, primarily due to increased loan production during the quarter. Other operating revenue decreased $4.5 million compared to the prior quarter. Investment banking revenue decreased $4.3 million due to lower loan syndication fees. Other gains, net, were $1.9 million for the third quarter of 2026, compared to $4.3 million in the second quarter of 2026 related to merchant banking activities.

Other operating expense increased $1.5 million, primarily reflecting investments in talent, including the addition of revenue-producing personnel during the quarter.

Average outstanding loan balances attributed to Commercial Banking increased $354 million, or 2%, over the second quarter of 2026, to $22.4 billion. See the Loans section of Management's Discussion and Analysis of Financial Condition and Results of Operations following for additional discussion of changes in commercial and commercial real estate loans, which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking increased $162 million, or 1%, over the second quarter of 2026, to $19.1 billion. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of changes.

Consumer Banking

Consumer Banking contributed $14.5 million to consolidated net income before taxes for the third quarter of 2026, compared to $13.6 million in the second quarter of 2026.

Table 10 – Consumer Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended		Increase (Decrease)	% Increase (Decrease)
	Sep. 30, 2026	June 30, 2026			Sep. 30, 2026	Sep. 30, 2025
Net interest income from external sources	$17,906	$18,073	$(167)	(1)%	$53,767	$38,344	$15,423	40%
Net interest income from internal sources	40,668	39,839	829	2%	118,708	135,473	(16,765)	(12)%
Net interest income	58,574	57,912	662	1%	172,475	173,817	(1,342)	(1)%
Net loans charged off	1,302	1,118	184	16%	3,928	3,948	(20)	(1)%
Net interest income after net loans charged off	57,272	56,794	478	1%	168,547	169,869	(1,322)	(1)%
Other operating revenue	36,340	36,823	(483)	(1)%	116,029	113,043	2,986	3%
Personnel expense	26,136	24,715	1,421	6%	76,317	77,045	(728)	(1)%
Non-personnel expense	38,206	38,721	(515)	(1)%	114,954	99,709	15,245	15%
Total other operating expense	64,342	63,436	906	1%	191,271	176,754	14,517	8%
Corporate allocations	14,802	16,626	(1,824)	(11)%	46,114	44,800	1,314	3%
Net income before taxes	$14,468	$13,555	$913	7%	$47,191	$61,358	$(14,167)	(23)%

Average assets	$8,687,730	$8,648,052	$39,678	—%	$8,596,921	$8,295,564	$301,357	4%
Average loans	2,675,121	2,633,853	41,268	2%	2,631,399	2,315,650	315,749	14%
Average deposits	8,635,318	8,592,876	42,442	—%	8,539,980	8,251,333	288,647	3%
Average invested capital	339,835	341,538	(1,703)	—%	339,285	328,617	10,668	3%

Net interest income from Consumer Banking totaled $58.6 million in the third quarter of 2026, largely unchanged from the prior quarter. Mortgage banking revenue decreased $2.2 million driven by mortgage production performance, and was largely offset by smaller increases in other revenue and deposit service charges and fees. Personnel expense increased $1.4 million which was fully offset by lower corporate expense allocations.

Average loans increased $41 million, or 2%, over the prior quarter, to $2.7 billion. Average deposits were largely unchanged at $8.6 billion. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of the changes.

Wealth Management

Wealth Management contributed $28.8 million to consolidated net income before taxes in the third quarter of 2026, compared to $35.0 million in the second quarter of 2026.

Table 11 – Wealth Management
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended			Increase (Decrease)	% Increase (Decrease)
	Sep. 30, 2026	June 30, 2026			Sep. 30, 2026		Sep. 30, 2025
Net interest income from external sources	$30,533	$26,090	$4,443	17%	$76,490		$55,852	$20,638	37%
Net interest income from internal sources	19,515	19,288	227	1%	61,910		77,120	(15,210)	(20)%
Net interest income	50,048	45,378	4,670	10%	138,400		132,972	5,428	4%
Net loans charged off (recovered)	(25)	(5)	20	400%	466		(18)	484	2,689%
Net interest income after net loans charged off (recovered)	50,073	45,383	4,690	10%	137,934		132,990	4,944	4%
Other operating revenue	91,293	101,104	(9,811)	(10)%	302,784		311,502	(8,718)	(3)%
Personnel expense	68,260	66,332	1,928	3%	204,005		206,586	(2,581)	(1)%
Non-personnel expense	27,408	27,866	(458)	(2)%	84,030		83,932	98	—%
Total other operating expense	95,668	94,198	1,470	2%	288,035		290,518	(2,483)	(1)%
Corporate allocations	16,852	17,312	(460)	(3)%	51,319		43,893	7,426	17%
Net income before taxes	$28,846	$34,977	$(6,131)	(18)%	$101,364	0	$110,081	$(8,717)	(8)%

Average assets	$11,397,662	$11,219,080	$178,582	2%	$11,329,240		$11,400,995	$(71,755)	(1)%
Average loans	2,562,344	2,479,191	83,153	3%	2,491,281		2,272,922	218,359	10%
Average deposits	10,757,766	10,656,194	101,572	1%	10,732,157		10,739,218	(7,061)	—%
Average invested capital	350,392	349,916	476	—%	348,016		334,091	13,925	4%

Combined net interest income and fee revenue decreased $5.3 million, or 4%, compared to the second quarter of 2026. Total revenue from trading activities decreased $9.9 million reflecting an unfavorable rate environment and lower fixed-income trading volumes during the quarter. Investment banking revenue increased $5.2 million due to higher municipal underwriting and financial advisory fees.

Other operating expense increased $1.5 million, primarily due to higher cash-based incentive compensation costs, reflecting stronger underwriting activity during the quarter.

Average outstanding loans attributed to the Wealth Management segment increased $83 million, or 3%, over the prior quarter, to $2.6 billion. Average Wealth Management deposits were consistent with the prior quarter at $10.8 billion. Assets under management or administration remained stable at $129.3 billion. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of the changes.

Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity, and comply with regulatory requirements. Securities are classified as trading, investment (held-to-maturity), or available-for-sale. See Note 2 to the Consolidated Financial Statements for the composition of the securities portfolio as of September 30, 2026 and December 31, 2025.

We hold an inventory of trading securities in support of sales to a variety of customers, including banks, corporations, insurance companies, money managers, and others. At September 30, 2026, the trading securities portfolio totaled $4.1 billion, compared to $5.0 billion at June 30, 2026. As discussed in the Market Risk section of this report, trading activities involve risk of loss from adverse price movement. We mitigate this risk within board-approved value-at-risk limits through the use of derivative contracts, short sales, and other techniques.

At September 30, 2026, investment securities had a carrying value of $1.6 billion, unchanged from June 30, 2026. The related allowance for expected credit losses was $55 thousand at September 30, 2026, compared to $77 thousand at June 30, 2026. The fair value of investment securities was $1.4 billion at September 30, 2026, a $107 million decrease compared to the prior quarter. Investment securities consist primarily of residential mortgage-backed securities issued by U.S. government agencies, intermediate and long-term fixed-rate Oklahoma and Texas municipal bonds, and taxable Texas school construction bonds.

AFS securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders' equity. The amortized cost of AFS securities totaled $14.5 billion at September 30, 2026, a $670 million increase over June 30, 2026. At September 30, 2026, the AFS securities portfolio consisted primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Both residential and commercial mortgage-backed securities have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or contraction in the form of more rapid prepayments during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined residential mortgage-backed securities portfolio held in investment and AFS securities was 3.7 years as of September 30, 2026, compared to 3.4 years as of June 30, 2026. Management estimates the combined portfolio's duration extends to 4.3 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 2.6 years assuming a 200 basis point decline in the current rate environment. The duration of the total investment portfolio, including both the investment (held-to-maturity) and AFS portfolios, is 3.4 years, extending to 3.8 years in an upward shock of 200 basis points and contracting to 2.5 years in a down 200 basis point shock scenario. Management also regularly monitors the impact of interest rate risk on the AFS securities portfolio on our tangible equity ratio under various shock scenarios.

Certain residential mortgage-backed securities and commercial mortgage-backed securities issued by U.S. government agencies and included in Fair value option securities on the Consolidated Balance Sheets have been segregated and designated as economic hedges of changes in the fair value of our MSR. We have elected to carry these securities at fair value with changes in fair value recognized in current period income. These securities are held with the intent that gains or losses will offset changes in the fair value of MSR and related derivative contracts. Fair value option securities totaled $27 million, a $1.5 million decrease compared to June 30, 2026.

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

Under the terms of the Exchange Offer, we were able to sell one-third of the Visa Class C shares in the market upon receipt. We sold 7,921 Visa Class C shares (the equivalent of 31,684 Visa Class A shares) in June 2026, receiving proceeds of $10.2 million from third parties. In August 2026, we sold the remaining 15,844 Visa Class C shares (the equivalent of 63,376 Class A shares), receiving proceeds of $23.3 million from third parties. Our realized gain matched the proceeds since our cost basis in the shares was zero and is reported in Other gains, net in the Consolidated Statements of Earnings.

The Visa B-3 shares are subject to certain transfer restrictions and are convertible into Visa A shares at a specified conversion rate upon final resolution of certain litigation matters involving Visa. The conversion rate of Visa B-3 shares to Visa Class A shares was 1.4773 at September 30, 2026, and may be adjusted by Visa depending on developments related to the litigation matters. The outcome of those litigation matters, and the effect that the resolution of those matters may have on the conversion rate, is unknown. Accordingly, as of September 30, 2026, there is significant uncertainty regarding when the transfer restrictions on Visa B-3 shares may be terminated and what the final conversion rate for the Visa B-3 shares will be. The Visa B-3 shares continue to be carried at a cost of zero as there are no observable price changes in orderly transactions for identical or similar investments of the same issuer for the Visa B-3 shares held by the Company.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $27.7 billion at September 30, 2026, an increase of $646 million over June 30, 2026, led by energy loans, commercial real estate loans secured by industrial facilities, and mortgage finance loans.

Table 12 – Loans
(In thousands)

	Sep. 30, 2026	June 30, 2026	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025
Commercial:
Services	$4,071,262	$4,099,879	$3,901,933	$3,911,917	$3,710,643
Healthcare	4,025,188	4,083,814	3,955,763	4,008,208	3,878,543
Energy	3,316,625	3,052,662	3,005,693	2,882,242	2,681,512
Mortgage finance	588,956	451,826	228,242	177,765	84,271
General business	4,653,214	4,609,267	4,481,452	4,300,935	4,157,971
Total commercial	16,655,245	16,297,448	15,573,083	15,281,067	14,512,940

Commercial real estate:
Multifamily	2,550,096	2,570,246	2,553,709	2,432,330	2,500,323
Industrial	1,448,975	1,283,315	1,418,626	1,368,436	1,396,795
Office	840,859	852,721	821,569	814,139	811,601
Retail	706,760	670,893	613,976	573,451	593,835
Residential construction and land development	112,124	111,668	109,480	129,783	122,033
Other commercial real estate	474,481	396,487	367,319	353,867	328,020
Total commercial real estate	6,133,295	5,885,330	5,884,679	5,672,006	5,752,607

Loans to individuals:
Residential mortgage	2,860,238	2,847,768	2,784,134	2,731,415	2,676,366
Residential mortgage guaranteed by U.S. government agencies	161,171	159,886	160,254	158,359	151,642
Personal	1,919,555	1,893,283	1,785,243	1,808,615	1,771,639
Total loans to individuals	4,940,964	4,900,937	4,729,631	4,698,389	4,599,647

Total	$27,729,504	$27,083,715	$26,187,393	$25,651,462	$24,865,194

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

Commercial loans totaled $16.7 billion, or 60% of the loan portfolio, at September 30, 2026, a $358 million increase over June 30, 2026, primarily due to increases in energy, mortgage finance, and general business loans, partially offset by decreases in healthcare and services sector loans.

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

Outstanding energy loan balances totaled $3.3 billion, or 12% of total loans at September 30, 2026, a $264 million increase over June 30, 2026.

Approximately $2.6 billion of energy loans were to oil and gas producers, a $195 million increase over June 30, 2026. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. Approximately 72% of committed production loans are secured by properties primarily producing oil, and the remaining 28% of the committed production loans are secured by properties primarily producing natural gas.

Loans to midstream oil and gas companies totaled $482 million at September 30, 2026, a $29 million increase over June 30, 2026. Loans to borrowers that provide services to the energy industry totaled $227 million at September 30, 2026, a $37 million increase over the prior quarter. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales, totaled $51 million, relatively unchanged compared to June 30, 2026.

Unfunded energy loan commitments were $4.3 billion at September 30, 2026, a $273 million decrease compared to June 30, 2026.

The Company launched the residential mortgage finance line of business in the third quarter of 2025, and these loan balances increased by $137 million during the current quarter to $589 million, or 2% of total loans. Mortgage finance loans primarily consist of warehouse lending facilities to independent mortgage bankers to fund residential mortgages.

General business loans totaled $4.7 billion, or 17% of total loans, an increase of $44 million over the prior quarter. General business loans consist of $3.0 billion of wholesale/retail loans and $1.6 billion of loans from other commercial industries.

Loans to non-depository financial institutions, which are included in the mortgage finance, services, and general business loans portfolios, totaled $1.2 billion, or 4% of total loans at September 30, 2026. The majority of these loans are in the two highest credit quality subcategories, residential mortgage finance portfolio lines and subscription lines.

The services sector of the loan portfolio totaled $4.1 billion, or 15% of total loans, a $29 million decrease compared to the prior quarter. Services sector loans consist of a large number of loans to a variety of businesses, including state and local municipal government entities, Native American tribal government and casino operations, foundations and not-for-profit organizations, educational services, and specialty trade contractors. Services sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer's business.

Healthcare sector loans totaled $4.0 billion, or 15% of total loans, a decrease of $59 million compared to June 30, 2026. Healthcare sector loans primarily consist of $3.1 billion of loans for the development and operation of senior housing and care facilities, including independent living, assisted living, and skilled nursing. Generally, we loan to borrowers with a portfolio of multiple facilities which serves to help diversify risks specific to a single facility.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of $100 million or more and with three or more non-affiliated banks as participants. At September 30, 2026, the outstanding principal balance of these loans totaled $6.7 billion, including $2.2 billion of energy loans, $2.0 billion of general business loans, and $1.4 billion of services sector loans. Based on dollars committed, approximately 77% of shared national credits are to borrowers with local market relationships, and we serve as the agent lender in approximately 22% of our shared national credits. We hold shared national credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer.

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

Outstanding commercial real estate loan balances totaled $6.1 billion, or 22% of total loans at September 30, 2026, an increase of $248 million over June 30, 2026. Loans secured by industrial facilities increased by $166 million to $1.4 billion, other real estate loans increased by $78 million to $474 million, and loans secured by retail facilities increased by $36 million to $707 million. Loans secured by multifamily residential properties decreased by $20 million to $2.6 billion.

Approximately 62% of loans in this portfolio segment are in our geographic footprint based on collateral location. The largest concentration of loans in this portfolio segment outside our footprint is Utah, totaling 8% of the segment. All other states represent less than 5% individually.

Unfunded commercial real estate loan commitments were $2.4 billion at September 30, 2026, an increase of $105 million compared to June 30, 2026. We take a disciplined approach to managing our concentration of commercial real estate loan commitments as a percentage of capital.
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

Loans to individuals totaled $4.9 billion, or 18% of the loan portfolio, an increase of $40 million over June 30, 2026. Approximately 90% of the loans in this portfolio segment are secured by collateral located within our geographical footprint. Loans for which the collateral location is less relevant, such as unsecured loans, are categorized by the borrower's primary location.

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Company are centrally managed by the Oklahoma market.

Table 13 – Loans Managed by Primary Geographical Market
(In thousands)

	Sep. 30, 2026	June 30, 2026	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025
Texas:
Commercial	$7,661,864	$7,628,676	$7,489,036	$7,383,319	$6,800,577
Commercial real estate	2,212,490	2,063,517	$2,149,123	$2,057,016	$2,107,335
Loans to individuals	1,086,029	1,090,244	$1,077,386	$1,066,827	$1,037,831
Total Texas	10,960,383	10,782,437	$10,715,545	$10,507,162	$9,945,743

Oklahoma:
Commercial	4,860,306	4,528,261	3,907,911	3,829,109	3,692,319
Commercial real estate	729,858	656,369	612,981	589,709	574,126
Loans to individuals	3,210,216	3,161,854	3,065,886	3,005,460	2,927,185
Total Oklahoma	8,800,380	8,346,484	7,586,778	7,424,278	7,193,630

Arizona:
Commercial	1,376,604	1,344,873	1,378,256	1,253,824	1,228,593
Commercial real estate	1,514,202	1,445,762	1,448,141	1,332,658	1,348,838
Loans to individuals	224,825	219,062	220,116	224,354	222,963
Total Arizona	3,115,631	3,009,697	3,046,513	2,810,836	2,800,394

Colorado:
Commercial	2,042,394	2,071,731	2,125,660	2,127,979	2,132,770
Commercial real estate	571,127	590,820	596,517	600,668	589,307
Loans to individuals	183,767	191,015	191,721	200,378	208,323
Total Colorado	2,797,288	2,853,566	2,913,898	2,929,025	2,930,400

Kansas/Missouri:
Commercial	343,240	337,120	291,075	282,189	270,068
Commercial real estate	517,797	529,988	537,709	571,331	618,052
Loans to individuals	182,004	182,925	117,617	142,392	142,408
Total Kansas/Missouri	1,043,041	1,050,033	946,401	995,912	1,030,528

New Mexico:
Commercial	305,757	310,768	308,712	311,636	282,479
Commercial real estate	527,230	538,269	484,623	465,228	458,720
Loans to individuals	46,242	47,787	48,099	49,589	51,056
Total New Mexico	879,229	896,824	841,434	826,453	792,255

Arkansas:
Commercial	65,080	76,019	72,433	93,011	106,134
Commercial real estate	60,591	60,605	55,585	55,396	56,229
Loans to individuals	7,881	8,050	8,806	9,389	9,881
Total Arkansas	133,552	144,674	136,824	157,796	172,244

Total BOK Financial loans	$27,729,504	$27,083,715	$26,187,393	$25,651,462	$24,865,194

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

Table 14 – Off-Balance Sheet Credit Commitments
(In thousands)

	Sep. 30, 2026	June 30, 2026	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025
Loan commitments	$16,636,123	$16,618,152	$16,175,429	$15,856,740	$15,266,953
Standby letters of credit	669,788	618,919	616,908	606,697	643,166
Unpaid principal balance of residential mortgage loans sold with recourse	26,674	27,954	28,460	29,403	30,372
Unpaid principal balance of residential mortgage loans sold into mortgage-backed securities guaranteed by VA	821,055	834,686	844,848	855,182	869,589
Unpaid principal balance of residential mortgage loans sold to the FHLB through the MPF program	738,004	740,250	749,875	—	—
Customer Risk Management Programs

We offer programs that permit our customers to hedge various risks, including fluctuations in energy prices, interest rates, foreign exchange rates, and other commodities, with derivative contracts. Each of these programs work essentially the same way. Derivative contracts are executed between the customers and the Company. Offsetting contracts are executed between the Company and selected counterparties or exchanges to minimize market risk to us from changes in commodity prices, interest rates, or foreign exchange rates. The counterparty contracts are identical to the customer contracts except for a fixed pricing spread or a fee paid to us as compensation for administrative costs, credit risk, and profit.

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

A deterioration of the credit standing of one or more of the customers or counterparties to these contracts may result in BOK Financial recognizing a loss as the fair value of the affected contracts may no longer move in tandem with the offsetting contracts. This occurs if the credit standing of the customer or counterparty deteriorates such that either the fair value of underlying collateral no longer supports the contract or the customer or the counterparty's ability to provide margin collateral becomes impaired. Credit losses on customer derivatives reduce Other operating revenue – Brokerage and trading revenue in the Consolidated Statements of Earnings.

Derivative contracts are carried at fair value. At September 30, 2026, the net fair value of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $910 million compared to $445 million at June 30, 2026. At September 30, 2026, the net fair value of our derivative contracts included $661 million for energy contracts, $163 million for foreign exchange contracts, and $86 million for interest rate swaps. The aggregate net fair value of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $882 million at September 30, 2026, and $433 million at June 30, 2026.

At September 30, 2026, total derivative assets were reduced by $264 million of cash collateral received from counterparties, and total derivative liabilities were reduced by $517 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement. Derivative contracts executed with customers may be secured by non-cash collateral in conjunction with a credit agreement with that customer, such as proven producing oil and gas properties. Access to this collateral in an event of default is reasonably assured.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at September 30, 2026, follows in Table 15.

Table 15 – Fair Value of Derivative Contracts
(In thousands)

Customers	$476,671
Banks and other financial institutions	119,323
Exchanges and clearing organizations	49,935
Fair value of customer risk management program asset derivative contracts, net	$645,929

At September 30, 2026, our largest derivative exposure was to an exchange for $291 million of cash margin placed with the exchange, net of $165 million energy derivative positions in a net liability position.

Our customer risk management program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits which may incur additional funding costs. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a 20% parallel decrease in market prices to an equivalent of $72.34 per barrel of prompt-month (prices for delivery in the nearest contract month) oil and $2.42 per MMBtu of prompt-month natural gas would decrease the fair value of derivative assets by $370 million. A 20% parallel increase in prices to an equivalent of $108.50 per barrel of prompt-month oil and $3.63 per MMBtu of prompt-month natural gas would increase the fair value of derivative assets by $653 million as asset values rise faster than margin paid. Liquidity requirements of this program are not affected by changes in our credit rating.

The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of September 30, 2026, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer risk management program.

Summary of Credit Loss Experience

Table 16 – Summary of Credit Loss Experience
(Dollars in thousands)

	Three Months Ended
	Sep. 30, 2026	June 30, 2026	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025
Allowance for loan losses:
Beginning balance	$277,474	$277,719	$275,860	$277,692	$277,049
Loans charged off	(1,652)	(1,305)	(3,176)	(2,353)	(4,348)
Recoveries of loans previously charged off	766	805	1,303	907	721
Net loans charged off	(886)	(500)	(1,873)	(1,446)	(3,627)
Provision for credit losses	(4,023)	255	3,732	(386)	4,270
Ending balance	$272,565	$277,474	$277,719	$275,860	$277,692

Accrual for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$45,479	$45,337	$51,271	$50,784	$52,992
Provision for credit losses	4,122	142	(5,934)	487	(2,208)
Ending balance	$49,601	$45,479	$45,337	$51,271	$50,784

Accrual for off-balance sheet credit risk associated with mortgage banking activities:
Beginning balance	$4,999	$5,147	$2,934	$3,030	$3,111
Net loans charged off (recovered)	(70)	135	—	(1)	(7)
Provision for credit losses	(77)	(283)	2,213	(95)	(74)
Ending balance	$4,852	$4,999	$5,147	$2,934	$3,030

Allowance for credit losses related to investment (held-to-maturity) securities:
Beginning balance	$77	$191	$202	$208	$196
Provision for credit losses	(22)	(114)	(11)	(6)	12
Ending balance	$55	$77	$191	$202	$208

Total provision for credit losses	$—	$—	$—	$—	$2,000
Average loans by portfolio segment:
Commercial	$16,374,803	$16,015,484	$15,430,740	$15,037,471	$14,490,145
Commercial real estate	5,972,277	5,914,630	5,779,715	5,581,588	5,743,572
Loans to individuals	4,890,623	4,839,524	4,715,130	4,623,492	4,592,422
Net charge-offs (annualized) to average loans	0.01%	0.01%	0.03%	0.02%	0.06%
Net charge-offs (annualized) to average loans by portfolio segment:
Commercial	—%	—%	0.02%	0.02%	0.08%
Commercial real estate	—%	—%	—%	—%	(0.01)%
Loans to individuals	0.06%	0.05%	0.10%	0.06%	0.05%
Recoveries to gross charge-offs	46.37%	61.69%	41.03%	38.55%	16.58%
Provision for loan losses (annualized) to average loans	(0.06)%	—%	0.06%	(0.01)%	0.07%
Allowance for loan losses to loans outstanding at period end	0.98%	1.02%	1.06%	1.08%	1.12%
Accrual for unfunded loan commitments to unfunded loan commitments	0.30%	0.27%	0.28%	0.32%	0.33%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period end	1.16%	1.19%	1.23%	1.28%	1.32%

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
Non-pass grade loans, which include loans especially mentioned, accruing substandard, and nonaccruing loans, totaled $596 million at September 30, 2026, an increase of $76 million compared to June 30, 2026. Non-pass grade loans were composed primarily of $201 million, or 3%, of commercial real estate loans; $146 million, or 4%, of commercial services loans; $101 million, or 3%, of commercial healthcare loans; and $98 million, or 2%, of commercial general business loans. Nonaccruing loans increased $4.1 million during the quarter and accruing substandard loans increased $89 million, while loans especially mentioned decreased $18 million compared to the prior quarter. A summary of outstanding loan balances by risk grade is included in Note 4 to the Consolidated Financial Statements.
No provision for expected credit losses was necessary for the third quarter of 2026. An improvement in economic forecast assumptions, primarily GDP growth and lower unemployment, compared to the prior quarter was offset by the impact of loan growth during the quarter. The allowance for loan losses totaled $273 million, or 0.98% of outstanding loans, at September 30, 2026. Excluding residential mortgage loans guaranteed by U.S. government agencies, the allowance for loan losses was 469% of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $322 million, or 1.16% of outstanding loans and 555% of nonaccruing loans, at September 30, 2026.
As the level of uncertainty in the economic environment stabilized, the probability weighting of our downside scenario decreased to 30% from 35% in the prior quarter. The upside probability weighting increased to 20% from 15% in the prior quarter. The sensitivity to management's economic scenario weighting may be quantified by comparing the results of weighting each economic scenario at 100%. For example, compared to a 100% base case scenario, a 100% downside case would result in an additional $171 million in quantitative reserve, while a 100% upside case would result in $18 million less quantitative reserve at September 30, 2026. Such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related allowance.
No provision for expected credit losses was necessary for the second quarter of 2026. The allowance for loan losses was $277 million, or 1.02% of outstanding loans, at June 30, 2026. Excluding residential mortgage loans guaranteed by U.S. government agencies, the allowance for loan losses was 509% of nonaccruing loans. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $323 million, or 1.19% of outstanding loans and 592% of nonaccruing loans.

A summary of macroeconomic variables considered in developing our estimate of expected credit losses at September 30, 2026 follows:

	Base	Downside	Upside
Scenario probability weighting	50%	30%	20%
Economic outlook
Geopolitical conflicts remain isolated.

Inflation measures that moved higher during the third quarter of 2026 due to higher energy prices and other one-time factors improve quickly thereafter. Core inflation improves, reaching 2.5% by the third quarter of 2027.

The Federal Reserve raises rates four times over the next four quarters, moving the federal funds target range to 4.75% to 5.00% by the end of the third quarter of 2027.

Fiscal stimulus and continued investment in AI infrastructure help support economic activity. The labor market remains in a low hire/low fire state, and GDP growth remains on trend.

Geopolitical conflicts remain isolated.

Inflation reaccelerates and reduces real wages. This results in a significant decrease in consumer spending, which is compounded by a restrictive credit environment and declines in private sector investment. This pushes the United States into a recession with a contraction in economic activity and a sharp increase in the unemployment rate.

The Federal Reserve is forced to adopt an accommodative monetary policy compared to the base case scenario and cuts the federal funds rate significantly to encourage economic activity and job creation. In total, there are eight rate cuts over the next four quarters bringing the target range to 1.75% to 2.00% by the end of the third quarter of 2027.

The continued conflict in the Middle East causes WTI prices to surge higher in the fourth quarter of 2026. This is followed by significant demand destruction for domestic oil combined with record levels of production, which leads to a sharp decline in oil prices following the initial surge in the fourth quarter of 2026.

Geopolitical conflicts remain isolated.

Inflation measures that moved higher during the third quarter of 2026 due to higher energy prices and other one-time factors improve quickly thereafter. Core inflation improves and reaches 2.1% by the third quarter of 2027.

The Federal Reserve raises rates twice over the next four quarters, moving the federal funds target range to 4.25% to 4.50% by the end of the third quarter of 2027.

Fiscal stimulus and strong investment in AI infrastructure lift consumer spending levels and labor force productivity, resulting in above-trend GDP growth.

Macro-economic factors
–GDP is forecasted to grow by 2.0% over the next 12 months.
–Civilian unemployment rate of 4.1% in the fourth quarter of 2026 remains steady through the third quarter of 2027.
–WTI oil prices are projected to average $78.64 per barrel over the next 12 months, with a peak of $86.63 in the fourth quarter of 2026 and falling 15% over the following three quarters.

–GDP is forecasted to contract 2.0% over the next 12 months.
–Civilian unemployment rate of 5.1% in the fourth quarter of 2026 increases to 6.6% in the third quarter of 2027.
–WTI oil prices are projected to average $60.89 per barrel over the next 12 months, with a peak of $103.32 in the fourth quarter of 2026 and falling 59% over the following three quarters.

–GDP is forecasted to grow by 2.4% over the next 12 months.
–Civilian unemployment rate of 4.1% in the fourth quarter of 2026 falls to 4.0% by the third quarter of 2027.
–WTI oil prices are projected to average $74.52 per barrel over the next 12 months, with a peak of $83.18 in the fourth quarter of 2026 and falling 19% over the following three quarters.

Net Loans Charged Off

Net charge-offs were $886 thousand, or 0.01% of average loans on an annualized basis, in the third quarter primarily driven by deposit account overdraft losses that are included in net charge-offs of loans to individuals. At September 30, 2026, net charge-offs for the trailing twelve months were $4.7 million, or 0.02% of average loans. Net charge-offs were $500 thousand, or 0.01% of average loans on an annualized basis, in the second quarter of 2026. At June 30, 2026, net charge-offs for the trailing twelve months were $7.4 million, or 0.03% of average loans.

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

Table 17 – Nonperforming Assets
(Dollars in thousands)

	Sep. 30, 2026	June 30, 2026	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025
Nonaccruing loans:
Commercial:
Healthcare	$25,120	$21,112	$21,138	$23,490	$24,507
Services	2,857	2,928	1,260	6,135	7,647
Energy	—	—	—	—	31
General business	3,812	5,118	2,868	6,477	85
Total commercial	31,789	29,158	25,266	36,102	32,270

Commercial real estate	6,315	6,431	6,601	6,697	6,809

Loans to individuals:
Residential mortgage	19,795	18,768	20,175	18,263	21,255
Residential mortgage guaranteed by U.S. government agencies	8,193	7,585	7,768	8,586	7,348
Personal	185	200	194	4,712	4,712
Total loans to individuals	28,173	26,553	28,137	31,561	33,315
Total nonaccruing loans	66,277	62,142	60,004	74,360	72,394
Real estate and other repossessed assets	303	508	15	176	1,751
Total nonperforming assets	$66,580	$62,650	$60,019	$74,536	$74,145
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$58,387	$55,065	$52,251	$65,950	$66,797

Allowance for loan losses to nonaccruing loans[1]	469.26%	508.59%	531.66%	419.41%	426.92%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to nonaccruing loans[1]	554.66%	591.96%	618.45%	497.36%	504.99%
Nonperforming assets to outstanding loans and repossessed assets	0.24%	0.23%	0.23%	0.29%	0.30%
Nonperforming assets to outstanding loans and repossessed assets[1]	0.21%	0.20%	0.20%	0.26%	0.27%
Nonaccruing loans to outstanding loans	0.24%	0.23%	0.23%	0.29%	0.29%
Nonaccruing commercial loans to outstanding commercial loans	0.19%	0.18%	0.16%	0.24%	0.22%
Nonaccruing commercial real estate loans to outstanding commercial real estate loans	0.10%	0.11%	0.11%	0.12%	0.12%
Nonaccruing loans to individuals to outstanding loans to individuals[1]	0.42%	0.40%	0.45%	0.51%	0.58%
Accruing loans 90 days or more past due[1]	$—	$6,242	$2,411	$—	$1,135
1     Excludes residential mortgages guaranteed by U.S. government agencies.
Nonaccruing loans increased $4.1 million compared to June 30, 2026. New nonaccruing loans identified in the third quarter totaled $12 million, offset by $4.7 million in payments received, $1.7 million in charge-offs, and $1.2 million in loans that returned to accrual status. Nonaccruing healthcare loans increased $4.0 million and nonaccruing loans to individuals increased $1.6 million, while nonaccruing general business loans decreased $1.3 million. The Company generally retains nonperforming assets to maximize potential recovery, which may cause future nonperforming assets to decrease more slowly.

A rollforward of nonperforming assets for the three and nine months ended September 30, 2026, follows in Table 18.

Table 18 – Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	September 30, 2026
	Nonaccruing Loans				Real Estate and Other Repossessed Assets	Total Nonperforming Assets
	Commercial	Commercial Real Estate	Loan to Individuals	Total
Balance, June 30, 2026	$29,158	$6,431	$26,553	$62,142	$508	$62,650
Additions	4,518	—	7,247	11,765	—	11,765
Payments	(1,585)	(115)	(3,021)	(4,721)	—	(4,721)
Charge-offs	(302)	(1)	(1,349)	(1,652)	—	(1,652)
Net gains (losses) and write-downs	—	—	—	—	37	37
Foreclosure of nonaccruing loans	—	—	(79)	(79)	79	—
Proceeds from sales	—	—	—	—	(321)	(321)
Return to accrual status	—	—	(1,178)	(1,178)	—	(1,178)
Balance, September 30, 2026	$31,789	$6,315	$28,173	$66,277	$303	$66,580

	Nine Months Ended
	September 30, 2026
	Nonaccruing Loans				Real Estate and Other Repossessed Assets	Total Nonperforming Assets
	Commercial	Commercial Real Estate	Loan to Individuals	Total
Balance, Dec. 31, 2025	$36,102	$6,697	$31,561	$74,360	$176	$74,536
Additions	10,362	—	17,978	28,340	—	28,340
Payments	(5,396)	(381)	(8,153)	(13,930)	—	(13,930)
Charge-offs	(1,849)	(1)	(4,283)	(6,133)	—	(6,133)
Net gains (losses) and write-downs	—	—	—	—	546	546
Foreclosure of nonperforming loans	—	—	(5,315)	(5,315)	5,315	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(1,116)	(1,116)	—	(1,116)
Proceeds from sales	—	—	—	—	(5,734)	(5,734)
Return to accrual status	(3,678)	—	(2,499)	(6,177)	—	(6,177)
Other, net	(3,752)	—	—	(3,752)	—	(3,752)
Balance, September 30, 2026	$31,789	$6,315	$28,173	$66,277	$303	$66,580
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

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets totaled $303 thousand at September 30, 2026, a decrease of $205 thousand compared to June 30, 2026. Real estate and other repossessed assets were composed primarily of $267 thousand of single family residential properties.
Liquidity and Capital

Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs. Based on the average balances for the third quarter of 2026, approximately 72% of our funding was provided by deposit accounts, 14% from borrowed funds, 11% from equity, and less than 1% from long-term subordinated debt. The loan to deposit ratio was 70% at September 30, 2026, compared to 68% at June 30, 2026, providing significant on-balance sheet liquidity to meet future loan demand and contractual obligations.

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

Table 19 – Average Deposits by Segment
(In thousands)

	Three Months Ended
	Sep. 30, 2026	June 30, 2026	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025
Commercial Banking	$19,080,487	$18,918,188	$18,306,337	$18,492,793	$18,161,486
Consumer Banking	8,635,318	8,592,876	8,389,039	8,346,245	8,330,481
Wealth Management	10,757,766	10,656,194	10,782,785	10,703,630	10,731,569
Subtotal	38,473,571	38,167,258	37,478,161	37,542,668	37,223,536
Funds Management and Other	1,060,566	1,062,866	1,502,098	2,444,941	1,257,710
BOK Financial Corporation	$39,534,137	$39,230,124	$38,980,259	$39,987,609	$38,481,246

Average deposits for the third quarter of 2026 totaled $39.5 billion, a $304 million increase over the second quarter of 2026. Average interest-bearing transaction accounts increased $210 million, average time deposit balances increased $73 million, and average demand deposit balances increased $26 million compared to the prior quarter.

Average Commercial Banking deposits increased $162 million over the second quarter of 2026, due to a $118 million increase in interest-bearing transaction deposit balances, $31 million increase in demand deposit balances, and $14 million increase in time deposit balances. Our Commercial deposit portfolio is highly diversified across industries and customers. The highest concentration by industry within our Commercial deposit portfolio is our energy customers representing 9% of our total deposits.

Average Consumer Banking deposit balances increased $42 million over the prior quarter. Time deposit balances increased $38 million and interest-bearing transaction accounts increased $25 million, while demand deposit balances decreased $15 million.

Average Wealth Management deposits increased $102 million compared to the second quarter of 2026. Interest-bearing transaction account balances increased $68 million, time deposit balances increased $21 million, and demand deposit balances increased $10 million.

Average brokered deposits were less than 1% of total average deposits during the third quarter of 2026. On July 11, 2026, the 21st Century ROAD to Housing Act became effective and revised the reciprocal deposit exclusion from brokered deposit treatment by implementing a graduated threshold based on the Company's liabilities. At September 30, 2026, reciprocal deposit balances were below the revised threshold and are excluded from brokered deposit treatment under the revised framework. Average interest-bearing transaction accounts for the third quarter included $66 million of brokered deposits, a decrease of $420 million compared to the second quarter of 2026 excluding the impact of the revised reciprocal deposit exclusion. Average time deposits for the third quarter of 2026 included $5.4 million of brokered deposits, an $18 million decrease compared to the second quarter of 2026. At September 30, 2026, period end brokered interest-bearing transaction accounts were $66 million, relatively unchanged compared to the balance at June 30, 2026 excluding the impact of the revised reciprocal deposit exclusion. Period end brokered time deposits were consistent with the prior quarter at $5.4 million as of September 30, 2026.

The distribution of our period end deposit account balances among principal markets follows in Table 20.

Table 20 – Period End Deposits by Principal Market Area
(In thousands)

	Sep. 30, 2026	June 30, 2026	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025
Oklahoma:
Demand	$3,527,086	$3,482,203	$3,463,094	$3,492,243	$3,520,203
Interest-bearing:
Transaction	13,079,586	13,623,048	13,629,679	13,732,961	13,352,070
Savings	563,986	563,466	561,079	532,284	520,995
Time	2,388,448	2,371,623	2,245,523	2,232,078	2,356,945
Total interest-bearing	16,032,020	16,558,137	16,436,281	16,497,323	16,230,010
Total Oklahoma	19,559,106	20,040,340	19,899,375	19,989,566	19,750,213

Texas:
Demand	2,209,001	2,178,864	2,071,766	2,177,256	2,194,177
Interest-bearing:
Transaction	7,653,569	7,167,229	6,447,755	6,691,395	6,427,135
Savings	146,584	148,701	153,501	149,593	147,560
Time	701,037	673,126	676,876	647,158	649,757
Total interest-bearing	8,501,190	7,989,056	7,278,132	7,488,146	7,224,452
Total Texas	10,710,191	10,167,920	9,349,898	9,665,402	9,418,629

Colorado:
Demand	862,461	977,110	881,440	1,152,203	929,383
Interest-bearing:
Transaction	1,998,927	2,210,988	2,072,825	2,137,579	2,204,899
Savings	58,749	56,735	58,605	54,809	53,768
Time	296,655	293,325	299,196	282,320	284,962
Total interest-bearing	2,354,331	2,561,048	2,430,626	2,474,708	2,543,629
Total Colorado	3,216,792	3,538,158	3,312,066	3,626,911	3,473,012

New Mexico:
Demand	612,267	599,831	580,900	580,400	591,330
Interest-bearing:
Transaction	1,393,257	1,596,275	1,447,506	1,405,940	1,376,694
Savings	101,591	102,306	99,848	95,630	94,180
Time	398,750	386,946	374,661	354,757	347,227
Total interest-bearing	1,893,598	2,085,527	1,922,015	1,856,327	1,818,101
Total New Mexico	2,505,865	2,685,358	2,502,915	2,436,727	2,409,431

	Sep. 30, 2026	June 30, 2026	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025
Arizona:
Demand	364,041	351,429	398,102	365,007	368,432
Interest-bearing:
Transaction	1,330,817	1,369,657	1,439,796	1,450,416	1,406,300
Savings	9,835	9,787	11,593	14,656	13,571
Time	65,360	73,261	73,912	72,286	71,886
Total interest-bearing	1,406,012	1,452,705	1,525,301	1,537,358	1,491,757
Total Arizona	1,770,053	1,804,134	1,923,403	1,902,365	1,860,189

Kansas/Missouri:
Demand	237,762	248,190	271,399	281,263	282,235
Interest-bearing:
Transaction	1,323,397	1,199,349	1,203,155	1,194,500	1,151,956
Savings	13,182	16,782	16,222	14,256	14,251
Time	30,436	35,686	38,542	37,820	37,563
Total interest-bearing	1,367,015	1,251,817	1,257,919	1,246,576	1,203,770
Total Kansas/Missouri	1,604,777	1,500,007	1,529,318	1,527,839	1,486,005

Arkansas:
Demand	26,923	24,034	27,628	33,558	21,416
Interest-bearing:
Transaction	112,809	75,872	111,487	237,279	64,174
Savings	2,545	2,703	2,859	2,695	2,411
Time	22,318	17,315	18,099	12,664	14,538
Total interest-bearing	137,672	95,890	132,445	252,638	81,123
Total Arkansas	164,595	119,924	160,073	286,196	102,539
Total BOK Financial deposits	$39,531,379	$39,855,841	$38,677,048	$39,435,006	$38,500,018

Estimated uninsured deposits totaled $21.2 billion, or 54% of our total deposits, at September 30, 2026. In addition to insured deposits, we also hold $4.1 billion of collateralized deposits. Municipalities, Native American tribal governments, and certain trust-related deposits are all required to be collateralized. Excluding the impact of collateralized deposits and deposits related to consolidated subsidiaries, our uninsured and uncollateralized deposit level is $15.8 billion, or 40% of total deposits, at September 30, 2026.

In addition to deposits, liquidity for the subsidiary bank is provided primarily by federal funds purchased, securities repurchase agreements, and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers' banks and Federal Home Loan Banks from across the country. The largest single source of wholesale federal funds purchased totaled $770 million at September 30, 2026. Securities repurchase agreements generally mature within 90 days and are secured by certain AFS and trading securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and agency mortgage-backed securities, 1-4 family residential mortgage loans, multifamily, and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $7.1 billion during the quarter, compared to $6.9 billion in the second quarter of 2026.

At September 30, 2026, management estimates a total potential secured borrowing capacity of approximately $29.2 billion. This includes current available secured capacity of $24.9 billion from the use of programs available to U.S. banks from the Federal Home Loan Banks and Federal Reserve Banks and an estimated $4.3 billion of other sources that could be converted into additional secured capacity.

A summary of other borrowings for BOK Financial on a consolidated basis follows in Table 21.

Table 21 – Borrowed Funds
(Dollars in thousands)

		Three Months Ended September 30, 2026				Three Months Ended June 30, 2026
	Sep. 30, 2026	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	June 30, 2026	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter
Funds purchased	$1,657,170	$202,172	4.20%	$1,657,170	$1,349,970	$333,158	3.78%	$1,349,970
Repurchase agreements	181,225	173,545	1.75%	181,225	153,946	187,723	1.87%	172,283
Other borrowings:
FHLB advances	3,730,000	7,121,305	3.90%	5,030,000	3,030,000	6,880,440	3.86%	5,430,000
GNMA repurchase liability	34,497	34,121	3.88%	34,660	34,118	31,971	3.89%	34,118
Other	4,756	8,096	5.10%	9,802	9,877	10,040	9.67%	10,027
Total other borrowings	3,769,253	7,163,522	3.90%		3,073,995	6,922,451	3.88%
Subordinated debentures[1]	396,697	396,678	6.23%	396,697	396,661	396,642	6.25%	396,661
Total other borrowed funds	$6,004,345	$7,935,917	3.98%		$4,974,572	$7,839,974	3.95%
1    BOKF, NA only.
BOKF, NA also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold into GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors if delinquent loans are not repurchased from the GNMA mortgage pools.
Parent Company

At September 30, 2026, cash and interest-bearing cash and cash equivalents held by the parent company totaled $55 million. The primary sources of liquidity for BOK Financial are cash on hand and dividends from BOKF, NA. Dividends from the subsidiary bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At September 30, 2026, based upon the most restrictive limitations as well as management's internal capital policy, BOKF, NA could declare up to $713 million of dividends. Dividend constraints may be alleviated through increases in retained earnings, capital issuances, or changes in risk weighted assets. Future losses or increases in required regulatory capital at the bank could affect its ability to pay dividends to the parent company.

Our equity capital at September 30, 2026 was $5.9 billion, a $170 million decrease compared to June 30, 2026. Net income less cash dividends paid increased equity $121 million during the third quarter of 2026. Repositioning of the AFS portfolio resulted in a $295 million increase in the accumulated other comprehensive loss compared to June 30, 2026. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings including expected benefits from lower federal income tax rates, asset growth and acquisition strategies, and regulatory requirements. Capital management may include subordinated debt or perpetual preferred stock issuance, share repurchase, and stock and cash dividends.

On July 29, 2025, the Board authorized the Company to purchase up to five million common shares of Company stock, subject to market conditions, securities law, and other regulatory compliance limitations. Under this authority, shares may be repurchased on the open market, including plans complying with rules 10b5-1 and 10b-18, which includes plans using accelerated share repurchases. As of September 30, 2026, the Company had repurchased 2,985,480 shares under this authorization. No shares of common stock were repurchased in the third quarter of 2026. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.

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

Capital and other performance ratios for BOK Financial on a consolidated basis are presented in Table 22.

Table 22 – Capital and Performance Ratios

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer	Sep. 30, 2026	June 30, 2026	Sep. 30, 2025
Capital:
Common equity Tier 1	4.50%	2.50%	7.00%	12.73%	12.89%	13.60%
Tier 1 capital	6.00%	2.50%	8.50%	12.73%	12.89%	13.61%
Total capital	8.00%	2.50%	10.50%	14.43%	14.67%	14.48%
Tier 1 leverage	4.00%	N/A	4.00%	9.95%	9.81%	10.19%

				Three Months Ended
				Sep. 30, 2026	June 30, 2026	Sep. 30, 2025
Average total equity to average assets				11.04%	11.07%	11.54%
Tangible common equity ratio[1]				9.16%	9.61%	10.06%

Performance Ratios:
Return on average equity				10.43%	11.73%	9.38%
Return on average tangible common equity[1]				12.66%	14.27%	11.46%
1    See Explanation and Reconciliation of Non-GAAP Measures following.

Off-Balance Sheet Arrangements

See Note 4 to the Consolidated Financial Statements for a discussion of the Company's significant off-balance sheet commitments.

Explanation and Reconciliation of Non-GAAP Measures

Table 23 provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 23 – Non-GAAP Measures
(Dollars in thousands)

	Sep. 30, 2026	June 30, 2026	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025
Reconciliation of tangible common equity ratio:
Total shareholders' equity	$5,914,491	$6,083,106	$5,973,175	$5,918,646	$6,022,535
Less: Goodwill and intangible assets, net	1,060,710	1,074,577	1,077,052	1,079,501	1,082,125
Tangible common equity	$4,853,781	$5,008,529	$4,896,123	$4,839,145	$4,940,410

Total assets	$54,075,178	$53,179,287	$53,760,405	$52,237,501	$50,193,387
Less: Goodwill and intangible assets, net	1,060,710	1,074,577	1,077,052	1,079,501	1,082,125
Tangible assets	$53,014,468	$52,104,710	$52,683,353	$51,158,000	$49,111,262

Tangible common equity ratio	9.16%	9.61%	9.29%	9.46%	10.06%

Reconciliation of return on average tangible common equity:
Total average shareholders' equity	$6,080,564	$6,038,651	$6,022,247	$5,959,186	$5,960,711
Less: Average goodwill and intangible assets, net	1,069,452	1,075,733	1,078,240	1,080,758	1,083,390
Average tangible common equity	$5,011,112	$4,962,918	$4,944,007	$4,878,428	$4,877,321

Net income attributable to BOK Financial Corporation shareholders	$159,853	$176,539	$155,766	$177,301	$140,894

Return on average tangible common equity	12.66%	14.27%	12.78%	14.42%	11.46%

Calculation of efficiency ratio:
Total other operating expense	$360,661	$361,679	$354,166	$361,054	$369,770
Less: Amortization of intangible assets	2,311	2,390	2,443	2,656	2,656
Numerator for efficiency ratio	$358,350	$359,289	$351,723	$358,398	$367,114
Less: FDIC special assessment	—	—	—	(9,479)	(1,209)
Adjusted numerator for efficiency ratio	$358,350	$359,289	$351,723	$367,877	$368,323

Net interest income	$369,975	$351,830	$342,554	$345,281	$337,646
Add: Tax-equivalent adjustment	2,709	2,719	2,610	2,555	2,565
Tax-equivalent net interest income	372,684	354,549	345,164	347,836	340,211
Add: Total other operating revenue	191,471	237,572	211,268	244,282	210,709
Less: Gain (loss) on available-for-sale securities, net	—	(4,645)	—	1,748	213
Denominator for efficiency ratio	$564,155	$596,766	$556,432	$590,370	$550,707
Less: Gain on sale of merchant banking investment	—	—	—	23,475	—
Less: Gain on exchange of Visa shares	—	30,908	—	—	—
Adjusted denominator for efficiency ratio	$564,155	$565,858	$556,432	$566,895	$550,707

Efficiency ratio	63.52%	60.21%	63.21%	60.71%	66.66%
Efficiency ratio excluding adjustments	63.52%	63.49%	63.21%	64.89%	66.88%

Reconciliation of pre-provision net revenue:
Net income before taxes	$200,785	$227,723	$199,656	$228,509	$176,585
Add: Provision for credit losses	—	—	—	—	2,000
Less: Net income (loss) attributable to non-controlling interests	22	43	(46)	(35)	(23)
Pre-provision net revenue	$200,763	$227,680	$199,702	$228,544	$178,608

	Sep. 30, 2026	June 30, 2026	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025
Information on net interest income and net interest margin excluding trading activities:
Net interest income	$369,975	$351,830	$342,554	$345,281	$337,646
Less: Trading activities net interest income	21,337	18,283	15,366	13,211	14,325
Net interest income excluding trading activities	348,638	333,547	327,188	332,070	323,321
Add: Tax-equivalent adjustment	2,709	2,719	2,610	2,555	2,565
Tax-equivalent net interest income excluding trading activities	$351,347	$336,266	$329,798	$334,625	$325,886

Average interest-earning assets	$49,410,198	$48,776,712	$47,772,044	$46,590,610	$46,429,240
Less: Average trading activities interest-earning assets	5,908,204	5,876,732	5,617,531	5,295,598	5,603,200
Average interest-earning assets excluding trading activities	$43,501,994	$42,899,980	$42,154,513	$41,295,012	$40,826,040

Net interest margin on average interest-earning assets	3.00%	2.91%	2.90%	2.98%	2.91%
Net interest margin on average trading activities interest-earning assets	1.47%	1.25%	1.05%	1.04%	1.07%
Net interest margin on average interest-earning assets excluding trading activities	3.21%	3.13%	3.15%	3.22%	3.16%

Reconciliation of adjusted net income and earnings per share:
Net income attributable to BOK Financial Corporation shareholders	$159,853	$176,539	$155,766	$177,301	$140,894
Impact of FDIC special assessment benefit, net of tax	—	—	—	(7,239)	(923)
Gain on exchange of Visa shares, net of tax	—	(23,604)	—	—	—
Loss on repositioning of available-for-sale securities portfolio, net of tax	—	3,547	—	—	—
Gain on sale of merchant banking investment, net of tax	—	—	—	(17,928)	—
Adjusted net income	$159,853	$156,482	$155,766	$152,134	$139,971

Earnings per share	$2.64	$2.92	$2.58	$2.89	$2.22
Impact of FDIC special assessment benefit, net of tax	—	—	—	(0.12)	(0.01)
Gain on exchange of Visa shares, net of tax	—	(0.39)	—	—	—
Loss on repositioning of available-for-sale securities portfolio, net of tax	—	0.06	—	—	—
Gain on sale of merchant banking investment, net of tax	—	—	—	(0.29)	—
Adjusted earnings per share	$2.64	$2.59	$2.58	$2.48	$2.21

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

The Asset/Liability Committee is responsible for managing market risk in accordance with policy limits established by the Board of Directors. The Committee monitors projected variations in net interest income, net income, and economic value of equity due to specified changes in interest rates. These limits also set maximum levels for short-term borrowings, short-term assets, public funds, and brokered deposits and establish minimum levels for unpledged assets, among other things. Further, the Board has approved market risk limits for fixed-income trading, mortgage pipeline, and mortgage servicing assets inclusive of economic hedge benefits. Exposure is measured daily and compliance is reviewed monthly. Deviations from the Board approved limits, which periodically occur throughout the reporting period, may require management to develop and execute plans to reduce exposure. These plans are subject to escalation to and approval by the Board.

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

The interest rate sensitivity in Table 24 indicates management's estimation of the impact of rate changes on net interest income. Should deposit costs be 10% more sensitive to changes in rates, the variation in net interest income over the next twelve months would be 1.34%, or $21.5 million, for the 100 basis point decrease scenario. Alternatively, should deposit funding costs be 10% less sensitive to changes in rates, the variation in net interest income over the next twelve months would be 0.18%, or $2.9 million, for the 100 basis point decrease scenario. Additionally, in a flattening yield curve scenario where long-term rates increase by 100 basis points and short-term rates increase by 200 basis points, net interest income would decrease approximately 3.75%, or $59.8 million.

Table 24 – Interest Rate Sensitivity
(Dollars in thousands)

	Sep. 30, 2026				June 30, 2026
	200 bp Increase	100 bp Increase	100 bp Decrease	200 bp Decrease	200 bp Increase	100 bp Increase	100 bp Decrease	200 bp Decrease
Anticipated impact over the next twelve months on net interest income	$(28,800)	$(5,700)	$12,200	$28,700	$(30,900)	$(13,700)	$12,700	$29,600
	(1.80)%	(0.35)%	0.76%	1.80%	(2.06)%	(0.91)%	0.85%	1.97%
Anticipated impact over months twelve through twenty-four on net interest income	$(7,200)	$7,300	$(13,200)	$(18,600)	$(7,000)	$5,100	$(10,500)	$(16,800)
	(0.41)%	0.41%	(0.75)%	(1.06)%	(0.44)%	0.32%	(0.66)%	(1.05)%

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

Table 25 – MSR Asset and Hedge Sensitivity Analysis
(In thousands)

	Sep. 30, 2026		June 30, 2026
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
MSR Asset	$7,975	$(8,895)	$10,471	$(13,875)
MSR Hedge	(8,768)	8,954	(11,619)	11,703
Net Exposure	$(793)	$59	$(1,148)	$(2,172)

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

Table 26 – Mortgage Pipeline Sensitivity Analysis
(In thousands)

	Three Months Ended				Nine Months Ended
	Sep. 30, 2026		June 30, 2026		Sep. 30, 2026		Sep. 30, 2025
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(84)	$(114)	$(167)	$(160)	$(159)	$(168)	$(170)	$(67)
Low[2]	9	(21)	(97)	(93)	9	(21)	(37)	182
High[3]	(201)	(186)	(296)	(224)	(451)	(404)	(397)	(214)
Period End	(42)	(44)	(296)	(93)	(42)	(44)	(376)	(143)
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

The trading portfolio's VaR and SVaR profiles are influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. Table 27 below summarizes certain VaR and SVaR based measures for the three months ended September 30, 2026, June 30, 2026, September 30, 2025, and June 30, 2025.

Table 27 – VaR and SVaR Measures
(In thousands)

	Three Months Ended
	Sep. 30, 2026		June 30, 2026		Sep. 30, 2025		June 30, 2025
	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR	10 day 99% VaR	10 day 99% SVaR
Average[1]	$4,756	$8,385	$4,823	$7,424	$2,720	$6,720	$1,897	$7,046
Low	2,193	5,554	2,653	5,079	1,140	3,595	1,077	4,002
High	6,323	11,236	6,723	10,497	4,815	10,003	4,697	12,874
Period End	4,423	9,402	4,503	6,766	2,758	5,571	1,736	6,158
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

Table 28 – Trading Sensitivity Analysis
(In thousands)

	Three Months Ended				Nine Months Ended
	Sep. 30, 2026		June 30, 2026		Sep. 30, 2026		Sep. 30, 2025
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(5,004)	$6,047	$(4,341)	$5,782	$(4,085)	$6,086	$(1,241)	$5,012
Low[2]	1,445	9,332	2,852	10,255	2,852	11,992	3,602	10,934
High[3]	(8,073)	499	(8,126)	(186)	(8,126)	(186)	(7,841)	(379)
Period End	(4,011)	4,982	(5,777)	8,538	(4,011)	4,982	(1,694)	6,601
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

Annualized, pro forma, projected and estimated numbers are used for illustrative purposes only, are not forecasts and may not reflect actual results.

In this report we may sometimes use non-GAAP financial measures. Please note that although non-GAAP financial measures may provide useful insight to analysts, investors, and regulators, they should not be considered in isolation or relied upon as a substitute for analysis using GAAP measures. If applicable, we provide GAAP reconciliations for non-GAAP financial measures.

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Interest and dividend revenue	2026	2025	2026	2025
Loans	$425,759	$416,935	$1,234,090	$1,215,539
Residential mortgage loans held for sale	1,422	1,405	3,930	3,726
Trading securities	75,978	72,653	210,889	232,756
Investment securities	5,127	6,536	17,002	20,257
Available-for-sale securities	143,851	133,396	413,384	392,206
Fair value option securities	280	1,441	2,518	2,938
Restricted equity securities	9,031	6,605	24,550	20,691
Interest-bearing cash and cash equivalents	4,903	5,482	15,047	17,337
Total interest and dividend revenue	666,351	644,453	1,921,410	1,905,450
Interest expense
Deposits	216,843	241,833	636,150	721,348
Borrowed funds	73,357	64,974	202,437	198,367
Subordinated debentures	6,176	—	18,464	3,672
Total interest expense	296,376	306,807	857,051	923,387
Net interest and dividend income	369,975	337,646	1,064,359	982,063
Provision for credit losses	—	2,000	—	2,000
Net interest and dividend income after provision for credit losses	369,975	335,646	1,064,359	980,063
Other operating revenue
Brokerage and trading revenue	19,451	43,239	95,507	112,432
Transaction card revenue	32,205	29,463	95,767	86,116
Fiduciary and asset management revenue	69,863	63,878	207,351	188,814
Deposit service charges and fees	34,140	31,896	99,684	93,490
Mortgage banking revenue	16,740	19,764	56,688	58,572
Other revenue	15,556	16,190	44,727	46,452
Total fees and commissions revenue	187,955	204,430	599,724	585,876
Other gains, net	5,693	8,264	47,892	15,679
Gain (loss) on derivatives, net	(19,282)	(453)	(32,146)	14,647
Gain (loss) on fair value option securities, net	(1,151)	630	(3,225)	2,067
Change in fair value of mortgage servicing rights	18,256	(2,375)	32,711	(14,634)
Gain (loss) on available-for-sale securities, net	—	213	(4,645)	213
Total other operating revenue	191,471	210,709	640,311	603,848
Other operating expense
Personnel	213,251	226,347	638,519	655,243
Business promotion	9,676	9,960	30,054	27,917
Professional fees and services	14,310	15,137	42,404	43,808
Net occupancy and equipment	32,960	33,040	100,293	98,689
FDIC and other insurance	6,350	7,302	18,218	20,328
FDIC special assessment	—	(1,209)	—	(1,209)
Data processing and communications	54,320	50,062	157,795	147,237
Printing, postage, and supplies	3,888	4,036	11,312	11,742
Amortization of intangible assets	2,311	2,656	7,144	7,964
Mortgage banking costs	10,664	10,668	34,300	25,068
Other expense	12,931	11,771	36,467	35,015
Total other operating expense	360,661	369,770	1,076,506	1,071,802
Net income before taxes	200,785	176,585	628,164	512,109
Federal and state income taxes	40,910	35,714	135,987	111,397
Net income	159,875	140,871	492,177	400,712
Net income (loss) attributable to non-controlling interests	22	(23)	19	23
Net income attributable to BOK Financial Corporation shareholders	$159,853	$140,894	$492,158	$400,689
Earnings per share:
Basic and diluted	$2.64	$2.22	$8.14	$6.27
Average shares used in computation:
Basic and diluted	60,101,757	62,840,270	60,072,208	63,196,043
Dividends declared per share	$0.63	$0.57	$1.89	$1.71
See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$159,875	$140,871	$492,177	$400,712
Other comprehensive income (loss), before income taxes:
Net change in unrealized gain (loss)	(393,316)	73,209	(521,853)	333,866
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	7,127	8,642	21,872	27,280
Loss (gain) on available-for-sale securities, net	—	(213)	4,645	(213)
Other comprehensive income (loss), before income taxes	(386,189)	81,638	(495,336)	360,933
Federal and state income taxes	(91,261)	19,292	(117,053)	84,557
Other comprehensive income (loss), net of income taxes	(294,928)	62,346	(378,283)	276,376
Comprehensive income (loss)	(135,053)	203,217	113,894	677,088
Comprehensive income (loss) attributable to non-controlling interests	22	(23)	19	23
Comprehensive income (loss) attributable to BOK Financial Corporation shareholders	$(135,075)	$203,240	$113,875	$677,065
See accompanying notes to Consolidated Financial Statements.

Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	Sep. 30, 2026	Dec. 31, 2025
	(Unaudited)	(Footnote 1)
Assets
Cash and due from banks	$878,300	$1,001,107
Interest-bearing cash and cash equivalents	387,089	656,995
Trading securities	4,056,856	5,392,745
Investment securities, net of allowance (fair value: September 30, 2026 – $1,375,529; December 31, 2025 – $1,662,005)	1,567,688	1,784,242
Available-for-sale securities	13,859,871	13,606,625
Fair value option securities	26,959	102,096
Restricted equity securities	334,911	224,757
Residential mortgage loans held for sale	82,884	94,630
Loans	27,729,504	25,651,462
Allowance for loan losses	(272,565)	(275,860)
Loans, net of allowance	27,456,939	25,375,602
Premises and equipment, net	612,261	638,936
Receivables	278,319	292,978
Goodwill	1,044,749	1,044,749
Intangible assets, net	15,961	34,752
Mortgage servicing rights	346,586	322,724
Real estate and other repossessed assets, net of allowance (September 30, 2026 – $3,515; December 31, 2025 – $3,515)	303	176
Derivative contracts, net	864,125	300,775
Cash surrender value of bank-owned life insurance	426,282	421,514
Receivable on unsettled securities sales	776,544	62,034
Other assets	1,058,551	880,064
Total assets	$54,075,178	$52,237,501

Liabilities and Equity
Liabilities:
Noninterest-bearing demand deposits	$7,839,541	$8,081,930
Interest-bearing deposits:
Transaction	26,892,362	26,850,070
Savings	896,472	863,923
Time	3,903,004	3,639,083
Total deposits	39,531,379	39,435,006
Funds purchased and repurchase agreements	1,838,395	1,491,716
Other borrowings	3,769,253	2,745,939
Subordinated debentures	396,697	396,589
Accrued interest, taxes, and expense	309,229	382,809
Derivative contracts, net	520,298	397,573
Due on unsettled securities purchases	1,327,763	991,073
Other liabilities	467,112	476,116
Total liabilities	48,160,126	46,316,821
Shareholders' equity:
Common stock (0.00006 par value; 2,500,000,000 shares authorized; Issued: September 30, 2026 – 77,252,950; December 31, 2025 - 77,030,997 Outstanding: September 30, 2026 – 60,758,773; December 31, 2025 – 60,620,507)	5	5
Capital surplus	1,446,136	1,429,369
Retained earnings	6,399,972	6,022,586
Treasury stock (shares at cost: September 30, 2026 – 16,494,177; December 31, 2025 – 16,410,490)	(1,387,169)	(1,367,144)
Accumulated other comprehensive loss	(544,453)	(166,170)
Total shareholders' equity	5,914,491	5,918,646
Non-controlling interests	561	2,034
Total equity	5,915,052	5,920,680
Total liabilities and equity	$54,075,178	$52,237,501
See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Equity (Unaudited)
(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, June 30, 2026	77,259	$5	$1,440,476	$6,279,054	16,492	$(1,386,904)	$(249,525)	$6,083,106	$1,792	$6,084,898
Net income	—	—	—	159,853	—	—	—	159,853	22	159,875
Other comprehensive loss	—	—	—	—	—	—	(294,928)	(294,928)	—	(294,928)
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—
Share-based compensation plans:
Non-vested shares awarded, net	(6)	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares and taxes paid related to net share settlement	—	—	—	—	2	(265)	—	(265)	—	(265)
Share-based compensation	—	—	5,660	—	—	—	—	5,660	—	5,660
Cash dividends on common stock	—	—	—	(38,935)	—	—	—	(38,935)	—	(38,935)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(1,253)	(1,253)
Balance, September 30, 2026	77,253	$5	$1,446,136	$6,399,972	16,494	$(1,387,169)	$(544,453)	$5,914,491	$561	$5,915,052

Balance, December 31, 2025	77,031	$5	$1,429,369	$6,022,586	16,410	$(1,367,144)	$(166,170)	$5,918,646	$2,034	$5,920,680
Net income	—	—	—	492,158	—	—	—	492,158	19	492,177
Other comprehensive loss	—	—	—	—	—	—	(378,283)	(378,283)	—	(378,283)
Repurchase of common stock	—	—	—	—	2	(8,162)	—	(8,162)	—	(8,162)
Share-based compensation plans:
Non-vested shares awarded, net	222	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares and taxes paid related to net share settlement	—	—	—	—	82	(11,863)	—	(11,863)	—	(11,863)
Share-based compensation	—	—	16,767	—	—	—	—	16,767	—	16,767
Cash dividends on common stock	—	—	—	(114,772)	—	—	—	(114,772)	—	(114,772)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(1,492)	(1,492)
Balance, September 30, 2026	77,253	$5	$1,446,136	$6,399,972	16,494	$(1,387,169)	$(544,453)	$5,914,491	$561	$5,915,052

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, June 30, 2025	77,035	$5	$1,441,326	$5,778,878	13,424	$(1,040,311)	$(289,010)	$5,890,888	$2,468	$5,893,356
Net income (loss)	—	—	—	140,894	—	—	—	140,894	(23)	140,871
Other comprehensive income	—	—	—	—	—	—	62,346	62,346	—	62,346
Repurchase of common stock	—	—	—	—	366	(40,981)	—	(40,981)	—	(40,981)
Share-based compensation plans:
Non-vested shares awarded, net	3	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares and taxes paid related to net share settlement	—	—	—	—	—	(99)	—	(99)	—	(99)
Share-based compensation	—	—	5,758	—	—	—	—	5,758	—	5,758
Cash dividends on common stock	—	—	—	(36,271)	—	—	—	(36,271)	—	(36,271)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(55)	(55)
Balance, September 30, 2025	77,038	$5	$1,447,084	$5,883,501	13,790	$(1,081,391)	$(226,664)	$6,022,535	$2,390	$6,024,925

Balance, December 31, 2024	76,818	$5	$1,429,628	$5,592,100	12,696	$(970,340)	$(503,040)	$5,548,353	$2,604	$5,550,957
Net income	—	—	—	400,689	—	—	—	400,689	23	400,712
Other comprehensive income	—	—	—	—	—	—	276,376	276,376	—	276,376
Repurchase of common stock	—	—	—	—	1,039	(104,776)	—	(104,776)	—	(104,776)
Share-based compensation plans:
Non-vested shares awarded, net	220	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares and taxes paid related to net share settlement	—	—	—	—	55	(6,275)	—	(6,275)	—	(6,275)
Share-based compensation	—	—	17,456	—	—	—	—	17,456	—	17,456
Cash dividends on common stock	—	—	—	(109,288)	—	—	—	(109,288)	—	(109,288)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(237)	(237)
Balance, September 30, 2025	77,038	$5	$1,447,084	$5,883,501	13,790	$(1,081,391)	$(226,664)	$6,022,535	$2,390	$6,024,925
See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)	Nine Months Ended
	September 30,
	2026	2025
Cash Flows From Operating Activities:
Net income	$492,177	$400,712
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	—	2,000
Change in fair value of mortgage servicing rights due to market assumption changes	(32,711)	14,634
Change in the fair value of mortgage servicing rights due to principal payments	30,148	20,702
Net unrealized losses (gains) from derivative contracts	(138,078)	86,876
Share-based compensation	16,767	17,456
Depreciation and amortization	83,684	82,692
Net amortization of discounts and premiums	(37,160)	(38,996)
Net losses (gains) on financial instruments and other losses (gains), net	(43,247)	(15,892)
Net loss (gain) on mortgage loans held for sale	(4,223)	(6,359)
Mortgage loans originated for sale	(742,826)	(608,782)
Proceeds from sale of mortgage loans held for sale	760,791	592,989
Capitalized mortgage servicing rights	(12,654)	(8,975)
Change in trading and fair value option securities	1,411,057	556,474
Change in receivables	(689,650)	(47,029)
Change in other assets	(8,801)	55,431
Change in other liabilities	68,797	(126,430)
Net cash provided by (used in) operating activities	1,154,071	977,503
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	215,431	177,815
Proceeds from maturities or redemptions of available-for-sale securities	2,107,976	1,618,118
Purchases of available-for-sale securities	(3,118,092)	(2,048,792)
Proceeds from sales of available-for-sale securities	268,479	171,345
Change in amount receivable on unsettled available-for-sale securities transactions	(12,413)	(20,429)
Loans originated, net of principal collected	(2,058,314)	(720,286)
Net proceeds from derivative asset contracts	(90,982)	(34,296)
Net change in restricted equity securities	(110,154)	157,573
Proceeds from disposition of assets	74,359	22,681
Purchases of assets	(137,656)	(106,117)
Net cash provided by (used in) investing activities	(2,861,366)	(782,388)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits, and savings accounts	(167,548)	81,320
Net change in time deposits	263,921	227,468
Net change in other borrowed funds	1,343,433	(146,702)
Repayment of subordinated debentures	—	(132,166)
Net payments on derivative liability contracts	87,883	6,630
Net change in derivative margin accounts	(266,742)	(11,506)
Change in amount due on unsettled available-for-sale securities transactions	188,432	(8,478)
Issuance of common and treasury stock, net	(11,863)	(6,275)
Repurchase of common stock	(8,162)	(104,776)
Dividends paid	(114,772)	(109,288)
Net cash provided by (used in) financing activities	1,314,582	(203,773)
Net increase (decrease) in cash and cash equivalents	(392,713)	(8,658)
Cash and cash equivalents at beginning of period	1,658,102	1,434,701
Cash and cash equivalents at end of period	$1,265,389	$1,426,043

Supplemental Cash Flow Information:
Cash paid for interest	$855,650	$940,376
Cash paid for federal taxes	105,300	62,400
Cash paid for state taxes	15,198	10,559
Net loans and bank premises transferred to repossessed real estate and other assets	5,315	156
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	31,772	34,180
Conveyance of other real estate owned guaranteed by U.S. government agencies	4,763	3,168
Right-of-use assets obtained in exchange for operating lease liabilities	23,077	4,273

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

The financial information should be read in conjunction with BOK Financial's 2025 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2025, have been derived from the audited financial statements included in BOK Financial's 2025 Form 10-K but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine-month period ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

(2) Securities

Trading Securities

The fair value and net unrealized gain (loss) included in trading securities are as follows (in thousands):

	September 30, 2026		December 31, 2025
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government securities	$295	$(3)	$9,237	$(4)
Residential agency mortgage-backed securities	3,936,792	(103,262)	5,307,849	9,011
Municipal securities	69,152	(1,653)	39,233	10
Other trading securities	50,617	(641)	36,426	(25)
Total trading securities	$4,056,856	$(105,559)	$5,392,745	$8,992
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	September 30, 2026
	Amortized	Carrying	Fair	Gross Unrealized
	Cost	Value[1]	Value	Gain	Loss
Municipal securities	$34,153	$34,153	$33,825	$57	$(385)
Mortgage-backed securities:
Residential agency	1,561,777	1,500,888	1,310,380	34	(190,542)
Commercial agency	17,210	16,689	16,037	—	(652)
Other debt securities	16,013	16,013	15,287	—	(726)
Total investment securities	1,629,153	1,567,743	1,375,529	91	(192,305)
Allowance for credit losses	(55)	(55)	—	—	—
Investment securities, net of allowance	$1,629,098	$1,567,688	$1,375,529	$91	$(192,305)
1    Carrying value includes $61 million of net unrealized loss which remains in AOCI in the Consolidated Balance Sheets related to certain securities transferred during the second quarter of 2022 from the AFS securities portfolio to the investment securities portfolio.

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

The amortized cost and fair values of investment securities at September 30, 2026, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Carrying value	$21,082	$34,657	$11,116	$—	$66,855	2.36
Fair value	21,074	33,762	10,313	—	65,149
Residential mortgage-backed securities:
Carrying value[2]					$1,500,888
Fair value					1,310,380
Total investment securities:
Carrying value					$1,567,743
Fair value					1,375,529
1Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 4.3 years based upon current prepayment assumptions.

Investment securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	September 30, 2026
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	29	$15,567	$160	$3,470	$225	$19,037	$385
Mortgage-backed securities:
Residential agency	116	1,548	69	1,308,158	190,473	1,309,706	190,542
Commercial agency	2	—	—	16,038	652	16,038	652
Other debt securities	1	—	—	9,274	726	9,274	726
Total investment securities	148	$17,115	$229	$1,336,940	$192,076	$1,354,055	$192,305

	December 31, 2025
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal securities	8	$6,566	$8	$3,613	$82	$10,179	$90
Mortgage-backed securities:
Residential agency	115	—	—	1,540,535	122,658	1,540,535	122,658
Commercial agency	2	—	—	16,186	330	16,186	330
Other debt securities	2	—	—	9,355	670	9,355	670
Total investment securities	127	$6,566	$8	$1,569,689	$123,740	$1,576,255	$123,748

Available-for-Sale Securities

The amortized cost and fair value of AFS securities are as follows (in thousands):

	September 30, 2026
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,000	$995	$—	$(5)
Municipal securities	93,767	88,925	—	(4,842)
Mortgage-backed securities:
Residential agency	10,994,567	10,527,871	3,919	(470,615)
Residential non-agency	764,224	722,961	8,434	(49,697)
Commercial agency	2,655,587	2,518,646	1,317	(138,258)
Other debt securities	500	473	—	(27)
Total available-for-sale securities	$14,509,645	$13,859,871	$13,670	$(663,444)

	December 31, 2025
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,001	$980	$—	$(21)
Municipal securities	190,917	184,273	—	(6,644)
Mortgage-backed securities:
Residential agency	9,593,919	9,598,627	121,838	(117,130)
Residential non-agency	712,126	696,028	11,774	(27,872)
Commercial agency	3,240,728	3,126,244	7,622	(122,106)
Other debt securities	500	473	—	(27)
Total available-for-sale securities	$13,739,191	$13,606,625	$141,234	$(273,800)

The amortized cost and fair values of AFS securities at September 30, 2026, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$201,997	$1,943,311	$239,238	$366,308	$2,750,854	4.41
Fair value	199,329	1,823,810	227,096	358,804	2,609,039
Residential mortgage-backed securities:
Amortized cost[2]					$11,758,791
Fair value					11,250,832
Total available-for-sale securities:
Amortized cost					$14,509,645
Fair value					13,859,871
1Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.
2The average expected lives of residential mortgage-backed securities were 5.0 years based upon current prepayment assumptions.

Sales of AFS securities resulted in gains and losses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Proceeds	$—	$171,345	$268,479	$171,345
Gross realized gains	—	630	250	630
Gross realized losses	—	(417)	(4,895)	(417)
Related federal and state income tax expense (benefit)	—	50	(1,098)	50

The fair value of debt securities pledged as collateral for repurchase agreements, public trust funds on deposit, and for other purposes, as required by law, was $11.1 billion at September 30, 2026 and $11.5 billion at December 31, 2025. The secured parties do not have the right to sell or repledge these securities.

Available-for-sale securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	September 30, 2026
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
U.S. Treasury	1	$—	$—	$995	$5	$995	$5
Municipal securities	41	1,006	5	87,919	4,837	88,925	4,842
Mortgage-backed securities:
Residential agency	1,158	8,186,391	308,253	1,702,828	162,362	9,889,219	470,615
Residential non-agency	61	379,204	9,862	323,799	39,835	703,003	49,697
Commercial agency	193	541,112	16,521	1,905,741	121,737	2,446,853	138,258
Other debt securities	1	—	—	473	27	473	27
Total available-for-sale securities	1,455	$9,107,713	$334,641	$4,021,755	$328,803	$13,129,468	$663,444

	December 31, 2025
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
U.S. Treasury	1	$—	$—	$980	$21	$980	$21
Municipal securities	86	1,028	2	180,696	6,642	181,724	6,644
Mortgage-backed securities:
Residential agency	584	741,581	2,373	2,333,685	114,757	3,075,266	117,130
Residential non-agency	31	27,957	16	413,783	27,856	441,740	27,872
Commercial agency	195	48,588	88	2,553,027	122,018	2,601,615	122,106
Other debt securities	1	—	—	473	27	473	27
Total available-for-sale securities	898	$819,154	$2,479	$5,482,644	$271,321	$6,301,798	$273,800

Based on evaluations of impaired securities as of September 30, 2026, the Company does not intend to sell any impaired AFS debt securities before fair value recovers to the current amortized cost, and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

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

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	September 30, 2026		December 31, 2025
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)

Residential agency mortgage-backed securities	$14,856	$(1,735)	$102,096	$(556)
Commercial agency mortgage-backed securities	12,103	(417)	—	—
Total fair value option securities	$26,959	$(2,152)	$102,096	$(556)

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

The following table summarizes the fair values of derivative contracts recorded as Derivative contracts, net assets and liabilities in the Consolidated Balance Sheets at September 30, 2026 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$3,264,207	$85,510	$340	$85,850	$(84,866)	$984
Energy contracts	6,915,072	1,036,037	(374,956)	661,081	(177,864)	483,217
Foreign exchange contracts	164,082	162,543	—	162,543	(1,123)	161,420
Equity option contracts	1,593	358	—	358	(50)	308
Total customer risk management programs	10,344,954	1,284,448	(374,616)	909,832	(263,903)	645,929
Trading	21,230,353	470,467	(160,858)	309,609	(92,301)	217,308
Internal risk management programs	48,500	2,450	(1,562)	888	—	888
Total derivative contracts	$31,623,807	$1,757,365	$(537,036)	$1,220,329	$(356,204)	$864,125

	Liabilities
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	$3,259,229	$85,510	$340	$85,850	$—	$85,850
Energy contracts	6,973,228	1,018,256	(374,956)	643,300	(516,831)	126,469
Foreign exchange contracts	153,878	152,258	—	152,258	—	152,258
Equity option contracts	1,593	358	—	358	—	358
Total customer risk management programs	10,387,928	1,256,382	(374,616)	881,766	(516,831)	364,935
Trading	17,030,762	331,732	(160,858)	170,874	(26,274)	144,600
Internal risk management programs	494,294	12,325	(1,562)	10,763	—	10,763
Total derivative contracts	$27,912,984	$1,600,439	$(537,036)	$1,063,403	$(543,105)	$520,298
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

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the Consolidated Statements of Earnings (in thousands):

	Three Months Ended
	September 30, 2026		September 30, 2025
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts	$1,256	$—	$1,339	$—
Energy contracts	4,445	—	4,351	—
Foreign exchange contracts	68	—	25	—
Total customer risk management programs	5,769	—	5,715	—
Trading[1]	163,229	—	43,755	—
Internal risk management programs	—	(19,282)	—	(453)
Total derivative contracts	$168,998	$(19,282)	$49,470	$(453)
1    Represents changes in fair value of to-be-announced securities and other derivative instruments held to mitigate market risk of trading securities portfolio, which is offset by changes in fair value of trading securities also included in Other operating revenue - Brokerage and trading revenue in the Consolidated Statements of Earnings.

	Nine Months Ended
	September 30, 2026		September 30, 2025
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts	3,734	—	2,975	—
Energy contracts	16,409	—	18,551	—
Foreign exchange contracts	154	—	88	—
Total customer risk management programs	20,297	—	21,614	—
Trading[1]	176,966	—	(56,644)	—
Internal risk management programs	—	(32,146)	—	14,647
Total derivative contracts	$197,263	$(32,146)	$(35,030)	$14,647
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

Occasionally, loans, other than residential mortgage loans, may be held for sale in order to manage credit concentration. These loans are carried at the lower of cost or fair value, with gains or losses recognized in Other operating revenue - Other gains, net in the Consolidated Statements of Earnings.

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

Portfolio segments of the loan portfolio are as follows (in thousands):

	September 30, 2026				December 31, 2025
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$3,646,580	$12,976,876	$31,789	$16,655,245	$3,494,944	$11,750,021	$36,102	$15,281,067
Commercial real estate	578,385	5,548,595	6,315	6,133,295	601,044	5,064,265	6,697	5,672,006
Loans to individuals	3,071,485	1,841,306	28,173	4,940,964	3,005,502	1,661,326	31,561	4,698,389
Total	$7,296,450	$20,366,777	$66,277	$27,729,504	$7,101,490	$18,475,612	$74,360	$25,651,462

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2026, outstanding commitments totaled $16.6 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management's credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At September 30, 2026, outstanding standby letters of credit totaled $670 million.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit is summarized as follows (in thousands):

	Three Months Ended
	September 30, 2026
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$135,010	$87,236	$55,228	$277,474
Provision for loan losses	(7,417)	(325)	3,719	(4,023)
Loans charged off	(302)	(1)	(1,349)	(1,652)
Recoveries of loans previously charged off	129	16	621	766
Ending balance	$127,420	$86,926	$58,219	$272,565

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$17,253	$26,509	$1,717	$45,479
Provision for off-balance sheet credit risk	1,551	2,565	6	4,122
Ending balance	$18,804	$29,074	$1,723	$49,601

	Nine Months Ended
	September 30, 2026
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$137,225	$86,120	$52,515	$275,860
Provision for loan losses	(8,991)	758	8,197	(36)
Loans charged off	(1,849)	(1)	(4,283)	(6,133)
Recoveries of loans previously charged off	1,035	49	1,790	2,874
Ending balance	$127,420	$86,926	$58,219	$272,565

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$19,723	$30,086	$1,462	$51,271
Provision for off-balance sheet credit risk	(919)	(1,012)	261	(1,670)
Ending balance	$18,804	$29,074	$1,723	$49,601

	Three Months Ended
	September 30, 2025
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$144,398	$85,107	$47,544	$277,049
Provision for loan losses	(4,262)	4,055	4,477	4,270
Loans charged off	(3,157)	—	(1,191)	(4,348)
Recoveries of loans previously charged off	79	81	561	721
Ending balance	$137,058	$89,243	$51,391	$277,692

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$16,995	$33,558	$2,439	$52,992
Provision for off-balance sheet credit risk	1,839	(3,081)	(966)	(2,208)
Ending balance	$18,834	$30,477	$1,473	$50,784

	Nine Months Ended
	September 30, 2025
	Commercial	Commercial Real Estate	Loans to Individuals	Total
Allowance for loan losses:
Beginning balance	$145,153	$91,072	$43,810	$280,035
Provision for loan losses	(4,373)	(1,979)	9,302	2,950
Loans charged off	(4,277)	(126)	(3,549)	(7,952)
Recoveries of loans previously charged off	555	276	1,828	2,659
Ending balance	$137,058	$89,243	$51,391	$277,692

Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	$18,046	$31,959	$1,635	$51,640
Provision for off-balance sheet credit risk	788	(1,482)	(162)	(856)
Ending balance	$18,834	$30,477	$1,473	$50,784

No provision for expected credit losses was necessary for the third quarter of 2026. An improvement in economic forecast assumptions, primarily GDP growth and lower unemployment, compared to the prior quarter, was offset by the impact of loan growth during the quarter.

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at September 30, 2026, is as follows (in thousands):

	Collectively Measured for General Allowances		Individually Measured for Specific Allowances		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$16,623,456	$124,490	$31,789	$2,930	$16,655,245	$127,420
Commercial real estate	6,126,980	86,926	6,315	—	6,133,295	86,926
Loans to individuals	4,912,791	58,074	28,173	145	4,940,964	58,219
Total	$27,663,227	$269,490	$66,277	$3,075	$27,729,504	$272,565

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

The following table summarizes the Company’s loan portfolio at September 30, 2026, by the risk grade categories and vintage (in thousands):

	Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Services
Pass	$621,849	$513,181	$390,536	$375,885	$325,742	$649,176	$1,048,156	$306	$3,924,831
Special Mention	2,976	3,065	4,547	4,940	7,570	13,871	1,788	—	38,757
Accruing Substandard	189	175	6,317	7,903	5,194	12,145	72,882	12	104,817
Nonaccrual	—	345	29	1,645	838	—	—	—	2,857
Total services	625,014	516,766	401,429	390,373	339,344	675,192	1,122,826	318	4,071,262
Loans charged off, year-to-date	—	—	—	—	—	—	1,043	—	1,043
Healthcare
Pass	805,458	1,049,078	502,101	321,958	550,701	475,773	219,062	4	3,924,135
Special Mention	—	—	10,000	—	3,047	84	3	—	13,134
Accruing Substandard	—	1,475	—	5	3,351	56,768	1,200	—	62,799
Nonaccrual	—	—	1,135	14,850	—	9,135	—	—	25,120
Total healthcare	805,458	1,050,553	513,236	336,813	557,099	541,760	220,265	4	4,025,188
Loans charged off, year-to-date	—	—	—	—	—	200	—	—	200
Energy
Pass	68,690	110,268	23,387	36,968	8,957	11,343	3,057,012	—	3,316,625
Total energy	68,690	110,268	23,387	36,968	8,957	11,343	3,057,012	—	3,316,625
Mortgage finance
Pass	99,583	7,491	—	13,942	—	—	467,940	—	588,956
Total mortgage finance	99,583	7,491	—	13,942	—	—	467,940	—	588,956
General business
Pass	727,719	638,819	303,168	208,849	130,781	353,055	2,190,982	1,793	4,555,166
Special Mention	—	7,051	98	3,258	2,163	598	21,425	32	34,625
Accruing Substandard	15,513	4,193	6,169	1,874	17,504	3,829	10,239	290	59,611
Nonaccrual	838	—	—	192	—	2,775	—	7	3,812
Total general business	744,070	650,063	309,435	214,173	150,448	360,257	2,222,646	2,122	4,653,214
Loans charged off, year-to-date	22	33	—	—	—	—	476	75	606
Total commercial	2,342,815	2,335,141	1,247,487	992,269	1,055,848	1,588,552	7,090,689	2,444	16,655,245

	Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial real estate:
Pass	1,010,669	1,182,182	1,058,023	346,887	1,027,653	1,197,356	109,104	—	5,931,874
Special Mention	—	—	—	20,000	76,612	16,097	—	—	112,709
Accruing Substandard	3,304	—	1,980	17,089	39,480	20,544	—	—	82,397
Nonaccrual	—	—	—	—	—	6,315	—	—	6,315
Total commercial real estate	1,013,973	1,182,182	1,060,003	383,976	1,143,745	1,240,312	109,104	—	6,133,295
Loans charged off, year-to-date	—	—	—	—	—	1	—	—	1
Loans to individuals:
Residential mortgage
Pass	358,038	502,426	340,333	217,888	218,746	635,670	520,647	30,125	2,823,873
Special Mention	—	—	—	362	220	2,927	3,030	3,256	9,795
Accruing Substandard	—	—	—	—	72	5,156	202	1,345	6,775
Nonaccrual	41	716	2,432	2,685	1,968	6,008	5,460	485	19,795
Total residential mortgage	358,079	503,142	342,765	220,935	221,006	649,761	529,339	35,211	2,860,238
Loans charged off, year-to-date	—	—	10	—	—	3	35	—	48
Residential mortgage guaranteed by U.S. government agencies
Pass	—	4,819	9,636	11,978	8,051	118,494	—	—	152,978
Nonaccrual	—	—	—	—	—	8,193	—	—	8,193
Total residential mortgage guaranteed by U.S. government agencies	—	4,819	9,636	11,978	8,051	126,687	—	—	161,171
Personal
Pass	291,918	438,269	181,137	163,041	121,295	255,686	463,424	63	1,914,833
Special Mention	6	55	—	13	—	754	3,687	—	4,515
Accruing Substandard	18	—	—	—	—	4	—	—	22
Nonaccrual	—	—	57	3	—	125	—	—	185
Total personal	291,942	438,324	181,194	163,057	121,295	256,569	467,111	63	1,919,555
Loans charged off, year-to-date[1]	3,654	44	3	33	1	—	500	—	4,235
Total loans to individuals	650,021	946,285	533,595	395,970	350,352	1,033,017	996,450	35,274	4,940,964
Total loans	$4,006,809	$4,463,608	$2,841,085	$1,772,215	$2,549,945	$3,861,881	$8,196,243	$37,718	$27,729,504
1    Includes charge-offs on deposit overdrafts, which are generally charged off at 60 days past due.

The following table summarizes the Company's loan portfolio at December 31, 2025, by the risk grade categories and vintage (in thousands):

	Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Services
Pass	$693,147	$462,642	$488,381	$393,685	$265,346	$612,098	$865,163	$491	$3,780,953
Special Mention	1,071	4,369	428	—	—	20,011	76,565	—	102,444
Accruing Substandard	4,595	218	9,857	1,421	2,136	3,404	754	—	22,385
Nonaccrual	446	29	—	864	—	—	4,796	—	6,135
Total services	699,259	467,258	498,666	395,970	267,482	635,513	947,278	491	3,911,917
Loans charged off, year-to-date	—	—	—	—	—	—	4,147	21	4,168
Healthcare
Pass	1,110,851	460,630	413,197	744,765	298,992	546,567	226,298	9	3,801,309
Special Mention	—	—	—	43,576	96	—	5	—	43,677
Accruing Substandard	181	9,589	37,492	4,144	5,170	83,156	—	—	139,732
Nonaccrual	—	—	14,850	—	—	8,638	2	—	23,490
Total healthcare	1,111,032	470,219	465,539	792,485	304,258	638,361	226,305	9	4,008,208
Loans charged off, year-to-date	—	—	—	—	31	—	—	—	31
Energy
Pass	147,840	58,798	44,882	10,479	2,297	19,500	2,598,446	—	2,882,242
Total energy	147,840	58,798	44,882	10,479	2,297	19,500	2,598,446	—	2,882,242
Loans charged off, year-to-date	—	—	—	—	—	—	94	—	94
Mortgage finance:
Pass	—	—	—	—	—	—	177,765	—	177,765
Total mortgage finance	—	—	—	—	—	—	177,765	—	177,765
General business
Pass	845,421	389,679	424,859	179,660	139,664	318,834	1,888,938	1,369	4,188,424
Special Mention	24,882	1,480	6,920	4,288	7,070	2,099	40,873	106	87,718
Accruing Substandard	641	4,338	4,416	5,441	1,466	—	2,014	—	18,316
Nonaccrual	—	—	1,445	2,163	72	2,787	—	10	6,477
Total general business	870,944	395,497	437,640	191,552	148,272	323,720	1,931,825	1,485	4,300,935
Loans charged off, year-to-date	14	—	132	—	—	—	826	109	1,081
Total commercial	2,829,075	1,391,772	1,446,727	1,390,486	722,309	1,617,094	5,881,619	1,985	15,281,067

	Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial real estate:
Pass	948,049	939,354	476,954	1,670,158	671,080	777,510	107,199	—	5,590,304
Special Mention	—	—	—	6,405	—	3,949	—	—	10,354
Accruing Substandard	—	484	—	4,971	29,324	29,872	—	—	64,651
Nonaccrual	—	—	—	—	—	6,697	—	—	6,697
Total commercial real estate	948,049	939,838	476,954	1,681,534	700,404	818,028	107,199	—	5,672,006
Loans charged off, year-to-date	—	—	—	126	—	—	—	—	126

Loans to individuals:
Residential mortgage
Pass	564,508	404,186	265,734	250,169	280,232	452,195	458,006	29,190	2,704,220
Special Mention	—	—	—	140	10	5,387	1,628	1,298	8,463
Accruing Substandard	—	—	72	—	—	12	385	—	469
Nonaccrual	95	1,333	1,314	1,594	1,402	7,280	4,465	780	18,263
Total residential mortgage	564,603	405,519	267,120	251,903	281,644	464,874	464,484	31,268	2,731,415
Loans charged off, year-to-date	—	38	48	—	—	56	178	—	320
Residential mortgage guaranteed by U.S. government agencies
Pass	776	3,676	9,453	8,486	2,801	124,581	—	—	149,773
Nonaccrual	—	—	398	265	—	7,923	—	—	8,586
Total residential mortgage guaranteed by U.S. government agencies	776	3,676	9,851	8,751	2,801	132,504	—	—	158,359
Personal
Pass	489,188	188,899	201,427	140,602	101,967	197,075	476,829	282	1,796,269
Special Mention	22	18	46	17	16	4	1,182	—	1,305
Accruing Substandard	6,186	12	—	2	—	129	—	—	6,329
Nonaccrual	7	56	4,627	9	12	1	—	—	4,712
Total personal	495,403	188,985	206,100	140,630	101,995	197,209	478,011	282	1,808,615
Loans charged off, year-to-date[1]	4,325	87	24	19	—	5	25	—	4,485
Total loans to individuals	1,060,782	598,180	483,071	401,284	386,440	794,587	942,495	31,550	4,698,389
Total loans	$4,837,906	$2,929,790	$2,406,752	$3,473,304	$1,809,153	$3,229,709	$6,931,313	$33,535	$25,651,462
1    Includes charge-offs on deposit overdrafts, which are generally charged off at 60 days past due.

Nonaccruing Loans

A summary of nonaccruing loans at September 30, 2026, follows (in thousands):

	As of September 30, 2026
	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Healthcare	$25,120	$5,370	$19,750	$560
Services	2,857	1,212	1,645	170
General business	3,812	1,062	2,750	2,200
Total commercial	31,789	7,644	24,145	2,930

Commercial real estate	6,315	6,315	—	—

Loans to individuals:
Residential mortgage	19,795	19,138	657	145
Residential mortgage guaranteed by U.S. government agencies	8,193	8,193	—	—
Personal	185	185	—	—
Total loans to individuals	28,173	27,516	657	145

Total	$66,277	$41,475	$24,802	$3,075

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

Loan Modifications to Borrowers Experiencing Financial Difficulty

For the nine months ended September 30, 2026, the Company had $124 million of loan modifications to borrowers experiencing financial difficulty including $54 million of healthcare loans, $45 million of commercial real estate loans, and $16 million of modifications to residential mortgage loans guaranteed by U.S. government agencies. Modifications generally consist of interest rate reductions, other than insignificant payment delays, term extensions, or a combination thereof. Approximately $108 million of the modifications are term extensions of commercial and commercial real estate loans and $16 million are combination modifications to residential mortgage loans guaranteed by U.S. government agencies. During the nine months ended September 30, 2026, $8.1 million of loans that were modified in the previous twelve months defaulted. Approximately $6.9 million of these defaults were related to combination modifications to residential mortgage loans guaranteed by U.S. government agencies, and the remaining $1.2 million of these defaults were related to term extensions of commercial loans. A payment default is defined as being 30 or more days past due after modification.

For the nine months ended September 30, 2025, the Company had $76 million of loan modifications to borrowers experiencing financial difficulty including $32 million of healthcare loans, $15 million of general business loans, $18 million of commercial real estate loans, and $11 million of residential mortgage loans guaranteed by U.S government agencies. Approximately $48 million of the modifications were term extensions of commercial loans, and $11 million were combination modifications to residential mortgage loans guaranteed by U.S. government agencies. During the nine months ended September 30, 2025, $14 million of loans that were modified in the previous twelve months defaulted. Approximately $7.1 million of these defaults were related to combination modifications to residential mortgage loans guaranteed by U.S. government agencies, and $5.2 million of these defaults were related to term extensions of healthcare loans.

Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans, as modified for short-term payment deferral forbearance.

A summary of loans currently performing and past due as of September 30, 2026, is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Services	$4,068,995	$1,124	$276	$867	$4,071,262	$—
Healthcare	3,999,075	927	66	25,120	4,025,188	—
Energy	3,316,625	—	—	—	3,316,625	—
Mortgage finance	588,956	—	—	—	588,956	—
General business	4,648,747	691	1,026	2,750	4,653,214	—
Total commercial	16,622,398	2,742	1,368	28,737	16,655,245	—

Commercial real estate	6,126,980	—	—	6,315	6,133,295	—

Loans to individuals:
Residential mortgage	2,838,052	13,493	1,002	7,691	2,860,238	—
Residential mortgage guaranteed by U.S. government agencies	50,527	17,613	10,390	82,641	161,171	79,965
Personal	1,919,407	82	66	—	1,919,555	—
Total loans to individuals	4,807,986	31,188	11,458	90,332	4,940,964	79,965

Total	$27,557,364	$33,930	$12,826	$125,384	$27,729,504	$79,965

A summary of loans currently performing and past due as of December 31, 2025, is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Services	$3,903,616	$3,476	$4,796	$29	$3,911,917	$—
Healthcare	3,984,720	—	—	23,488	4,008,208	—
Energy	2,882,242	—	—	—	2,882,242	—
Mortgage finance	177,765	—	—	—	177,765	—
General business	4,291,391	5,702	3,842	—	4,300,935	—
Total commercial	15,239,734	9,178	8,638	23,517	15,281,067	—

Commercial real estate	5,664,492	817	—	6,697	5,672,006	—

Loans to individuals:
Residential mortgage	2,714,617	8,570	2,182	6,046	2,731,415	—
Residential mortgage guaranteed by U.S. government agencies	47,950	17,975	11,377	81,057	158,359	76,535
Personal	1,799,975	3,463	551	4,626	1,808,615	—
Total loans to individuals	4,562,542	30,008	14,110	91,729	4,698,389	76,535

Total	$25,466,768	$40,003	$22,748	$121,943	$25,651,462	$76,535

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

The unpaid principal balance of RMHFS, notional amounts of derivative contracts related to residential mortgage loan commitments, and forward contract sales and their related fair values included in Residential mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	September 30, 2026		December 31, 2025
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$81,027	$79,391	$93,110	$93,133
Residential mortgage loan commitments	45,385	639	49,048	1,729
Forward sales contracts	101,000	2,854	100,500	(232)
		$82,884		$94,630

No RMHFS were 90 days or more past due or considered impaired as of September 30, 2026, or December 31, 2025. No credit losses were recognized on RMHFS for the nine month period ended September 30, 2026, and 2025.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Mortgage production revenue:
Net realized gains on sale of mortgage loans	$902	$2,202	$5,882	$5,104
Net change in unrealized gain (loss) on mortgage loans held for sale	(2,314)	(154)	(1,659)	1,255
Net change in the fair value of mortgage loan commitments	(1,397)	(345)	(1,090)	953
Net change in the fair value of forward sales contracts	2,928	667	3,086	(606)
Total mortgage production revenue	119	2,370	6,219	6,706
Servicing revenue	16,621	17,394	50,469	51,866
Total mortgage banking revenue	$16,740	$19,764	$56,688	$58,572

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

The following represents a summary of mortgage servicing rights (dollars in thousands):

	September 30, 2026	December 31, 2025
Number of residential mortgage loans serviced for others	120,121	123,263
Outstanding principal balance of residential mortgage loans serviced for others	$21,213,268	$21,760,414
Weighted average interest rate	3.89%	3.83%
Remaining term (in months)	266	270

The following represents activity in capitalized mortgage servicing rights (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning Balance	$333,998	$334,644	$322,724	$338,145
Additions	3,814	3,403	12,654	8,975
Acquisitions	—	—	8,645	14,615
Change in fair value due to principal payments	(9,482)	(9,273)	(30,148)	(20,702)
Change in fair value due to market assumption changes	18,256	(2,375)	32,711	(14,634)
Ending Balance	$346,586	$326,399	$346,586	$326,399

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

MSR are not traded in active markets. Fair value is determined by discounting the projected net cash flows. Significant market assumptions used to determine fair value based on significant unobservable inputs were as follows:

	September 30, 2026	December 31, 2025
Discount rate – risk-free rate plus a market premium	10.35%	9.31%
Prepayment rate – based upon loan interest rate, original term, and loan type	6.46%	7.07%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$73 - $94	$73 - $94
Delinquent loans	$150 - $500	$150 - $500
Loans in foreclosure	$875 - $6,000	$875 - $6,000
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	5.01%	3.66%
Primary/secondary mortgage rate spread	125 bps	128 bps
Delinquency rate	2.39%	2.28%

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

BOK Financial currently owns 63,058 Visa Class B-3 shares (formerly B-2 shares) which are convertible into 93,156 shares of Visa Class A shares after final settlement of all covered litigation. Class B-3 shares may be diluted in the future if the escrow fund is not adequate to cover future covered litigation. No value has been currently assigned to the Class B-3 shares. Currently, Visa Class B-3 common stock is convertible under certain circumstances into Visa’s publicly traded Class A common stock at a rate of 1.4773 shares of Class A common stock for each Visa B-3 share, subject to adjustment. Changes to the conversion ratio occur when Visa deposits funds into a litigation escrow fund established by Visa to pay settlements for certain covered litigation that pre-dated Visa’s initial public offering, for which Visa has been effectively indemnified by Visa USA members through reductions to the conversion ratio for its Class B-3 common stock.

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

On April 13, 2026, Visa, Inc. initiated its first successive Exchange Offer (the "Exchange Offer") for holders of Class B-1 or Class B-2 shares (collectively, "Class B shares") to exchange Class B shares for a combination of Visa Class B-3 common shares and Visa Class C common shares, subject to holding periods and certain other conditions contained in the Exchange Offer. The Exchange Offer opened on April 13, 2026 and expired on May 8, 2026. The Company tendered all of its 126,116 Class B-2 Visa shares under the Exchange Offer and received 63,058 newly issued Class B-3 shares subject to the same restrictions on transfer and conversion that applied to Class B-2 shares and 23,765 Class C shares. Under the terms of the Exchange Offer, we were able to sell one-third of the Visa Class C shares in the market upon receipt, and the remaining two-thirds were able to be sold 90 days following the Exchange Offer acceptance date. During June 2026, we sold 7,921 Visa Class C shares (the equivalent of 31,684 Class A shares), receiving proceeds of $10.2 million from third parties. In August 2026, we sold 15,844 Visa Class C shares (the equivalent of 63,376 Class A shares), receiving proceeds of $23.3 million from third parties. Our realized gain matched the proceeds since our cost basis in these shares was zero and was included in Other gains, net, in the Consolidated Statement of Earnings.

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

On December 28, 2015, in an action brought by the SEC, the New Jersey District Court entered a Consent Judgment against the principals involved in issuing the bonds. On January 8, 2020, the Court entered Final Judgment against the principal individual and his wife for $36,805,051 in principal amount and $10,937,831 in pre-judgment interest. The sale of all remaining collateral securing payment of the bonds has occurred and, after a payment to the bondholders from the SEC Fair Fund on August 7, 2026, approximately $26 million remains outstanding. The SEC continues to aggressively pursue collection of the judgment. If the individual principal and his wife cannot pay the bonds, a bondholder loss could become probable. Management has been advised by counsel that BOKF, NA has valid defenses to claims of bondholders and that no loss to the Company is probable. No provision for losses has been made at this time.

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

At September 30, 2026, the Company had $461 million in interests in various alternative investments generally consisting of unconsolidated limited partnership interests in entities for which investment return is in the form of low income housing tax credits or other investments in merchant banking activities. These investments are recognized in Other assets on the Consolidated Balance Sheets. This investment balance also includes $136 million of unfunded commitments included in Other liabilities on the Consolidated Balance Sheets.
(7) Shareholders' Equity

On November 3, 2026, the Company declared a quarterly cash dividend of $0.78 per common share payable on or about December 3, 2026, to shareholders of record as of November 18, 2026.

Dividends declared were $0.63 and $1.89 per share during the three and nine months ended September 30, 2026, and $0.57 and $1.71 per share during the three and nine months ended September 30, 2025.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available-for-Sale Securities	Investment Securities Transferred from AFS	Total
Balance, Dec. 31, 2024	$(412,348)	$(90,692)	$(503,040)
Net change in unrealized gain (loss)	333,866	—	333,866
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	—	27,280	27,280
Gain on available-for-sale securities, net	(213)	—	(213)
Other comprehensive income (loss), before income taxes	333,653	27,280	360,933
Federal and state income taxes	78,244	6,313	84,557
Other comprehensive income (loss), net of income taxes	255,409	20,967	276,376
Balance, September 30, 2025	$(156,939)	$(69,725)	$(226,664)

Balance, Dec. 31, 2025	$(102,569)	$(63,601)	$(166,170)
Net change in unrealized gain (loss)	(521,853)	—	(521,853)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities	—	21,872	21,872
Loss on available-for-sale securities, net	4,645	—	4,645
Other comprehensive income (loss), before income taxes	(517,208)	21,872	(495,336)
Federal and state income taxes	(122,222)	5,169	(117,053)
Other comprehensive income (loss), net of income taxes	(394,986)	16,703	(378,283)
Balance, September 30, 2026	$(497,555)	$(46,898)	$(544,453)
(8) Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$159,853	$140,894	$492,158	$400,689
Less: Earnings allocated to participating securities	1,078	1,524	3,394	4,298
Income available to common shareholders - basic and diluted	$158,775	$139,370	$488,764	$396,391

Denominator:
Weighted average shares outstanding - basic and diluted	60,101,757	62,840,270	60,072,208	63,196,043

Basic and diluted earnings per share	$2.64	$2.22	$8.14	$6.27

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

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2026 is as follows (in thousands):

	Commercial Banking	Consumer Banking	Wealth Management	Segment Total	Funds Management and Other	BOK Financial Corporation
Net interest income from external sources	$258,270	$17,906	$30,533	$306,709	$63,266	$369,975
Net interest income (expense) from internal sources	(76,387)	40,668	19,515	(16,204)	16,204	—
Net interest income	181,883	58,574	50,048	290,505	79,470	369,975
Net loans charged off and provision for credit losses	1,474	1,302	(25)	2,751	(2,751)	—
Net interest income after provision for credit losses	180,409	57,272	50,073	287,754	82,221	369,975
Other operating revenue	61,231	36,340	91,293	188,864	2,607	191,471
Personnel expense	51,155	26,136	68,260	145,551	67,700	213,251
Non-personnel expense	32,426	38,206	27,408	98,040	49,370	147,410
Total other operating expense	83,581	64,342	95,668	243,591	117,070	360,661
Corporate allocations	17,347	14,802	16,852	49,001	(49,001)	—
Net income before taxes	$140,712	$14,468	$28,846	$184,026	$16,759	$200,785

Average assets	$23,722,951	$8,687,730	$11,397,662	$43,808,343	$11,273,294	$55,081,637

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2026 is as follows (in thousands):

	Commercial Banking	Consumer Banking	Wealth Management	Segment Total	Funds Management and Other	BOK Financial Consolidated
Net interest income from external sources	$749,282	$53,767	$76,490	$879,539	$184,820	$1,064,359
Net interest income (expense) from internal sources	(214,934)	118,708	61,910	(34,316)	34,316	—
Net interest income	534,348	172,475	138,400	845,223	219,136	1,064,359
Net loans charged off and provision for credit losses	1,729	3,928	466	6,123	(6,123)	—
Net interest income after provision for credit losses	532,619	168,547	137,934	839,100	225,259	1,064,359
Other operating revenue	186,999	116,029	302,784	605,812	34,499	640,311
Personnel expense	152,464	76,317	204,005	432,786	205,733	638,519
Non-personnel expense	95,516	114,954	84,030	294,500	143,487	437,987
Total other operating expense	247,980	191,271	288,035	727,286	349,220	1,076,506
Corporate allocations	49,979	46,114	51,319	147,412	(147,412)	—
Net income before taxes	$421,659	$47,191	$101,364	$570,214	$57,950	$628,164

Average assets	$23,263,149	$8,596,921	$11,329,240	$43,189,310	$11,072,112	$54,261,422

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2025 is as follows (in thousands):

	Commercial Banking	Consumer Banking	Wealth Management	Segment Total	Funds Management and Other	BOK Financial Corporation
Net interest income from external sources	$240,638	$16,141	$16,256	$273,035	$64,611	$337,646
Net interest income (expense) from internal sources	(61,165)	42,310	27,370	8,515	(8,515)	—
Net interest income	179,473	58,451	43,626	281,550	56,096	337,646
Net loans charged off and provision for credit losses	2,609	1,413	(3)	4,019	(2,019)	2,000
Net interest income after provision for credit losses	176,864	57,038	43,629	277,531	58,115	335,646
Other operating revenue	61,746	35,820	111,516	209,082	1,627	210,709
Personnel expense	52,550	25,681	73,032	151,263	75,084	226,347
Non-personnel expense	29,810	38,361	29,939	98,110	45,313	143,423
Total other operating expense	82,360	64,042	102,971	249,373	120,397	369,770
Corporate allocations	17,934	14,326	15,568	47,828	(47,828)	—
Net income before taxes	$138,316	$14,490	$36,606	$189,412	$(12,827)	$176,585

Average assets	$21,764,695	$8,372,125	$11,265,485	$41,402,305	$10,289,771	$51,692,076

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2025 is as follows (in thousands):

	Commercial Banking	Consumer Banking	Wealth Management	Segment Total	Funds Management and Other	BOK Financial Consolidated
Net interest income from external sources	$707,826	$38,344	$55,852	$802,022	$180,041	$982,063
Net interest income (expense) from internal sources	(174,268)	135,473	77,120	38,325	(38,325)	—
Net interest income	533,558	173,817	132,972	840,347	141,716	982,063
Net loans charged off and provision for credit losses	2,786	3,948	(18)	6,716	(4,716)	2,000
Net interest income after provision for credit losses	530,772	169,869	132,990	833,631	146,432	980,063
Other operating revenue	181,698	113,043	311,502	606,243	(2,395)	603,848
Personnel expense	152,460	77,045	206,586	436,091	219,152	655,243
Non-personnel expense	88,971	99,709	83,932	272,612	143,947	416,559
Total other operating expense	241,431	176,754	290,518	708,703	363,099	1,071,802
Corporate allocations	54,584	44,800	43,893	143,277	(143,277)	—
Net income before taxes	$416,455	$61,358	$110,081	$587,894	$(75,785)	$512,109

Average assets	$21,495,892	$8,295,564	$11,400,995	41,192,451	$10,465,443	$51,657,894

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

Fees and commissions revenue by reportable segment and primary service line is as follows for the three months ended September 30, 2026 (in thousands):

	Commercial Banking	Consumer Banking	Wealth Management	Funds Management and Other	BOK Financial Corporation	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$(6,307)	$—	$(6,307)	$(6,307)	$—
Customer hedging revenue	3,011	—	3,540	(782)	5,769	5,769	—
Retail brokerage revenue	—	—	5,737	—	5,737	—	5,737
Investment banking revenue	4,048	—	10,204	—	14,252	4,048	10,204
Brokerage and trading revenue	7,059	—	13,174	(782)	19,451	3,510	15,941
TransFund EFT network revenue	26,670	910	(17)	3	27,566	—	27,566
Merchant services revenue	2,602	8	—	—	2,610	—	2,610
Corporate card revenue	2,604	—	(632)	57	2,029	—	2,029
Transaction card revenue	31,876	918	(649)	60	32,205	—	32,205
Personal trust revenue	—	—	29,843	—	29,843	—	29,843
Corporate trust revenue	—	—	12,448	—	12,448	—	12,448
Institutional trust & retirement plan services revenue	—	—	19,856	—	19,856	—	19,856
Investment management services and other revenue	—	—	7,716	—	7,716	—	7,716
Fiduciary and asset management revenue	—	—	69,863	—	69,863	—	69,863
Commercial account service charge revenue	17,900	564	794	—	19,258	—	19,258
Overdraft fee revenue	35	6,866	38	—	6,939	—	6,939
Check card revenue	—	6,500	—	—	6,500	—	6,500
Automated service charge and other deposit fee revenue	183	1,209	50	1	1,443	—	1,443
Deposit service charges and fees	18,118	15,139	882	1	34,140	—	34,140
Mortgage production revenue	—	119	—	—	119	119	—
Mortgage servicing revenue	—	17,707	—	(1,086)	16,621	16,621	—
Mortgage banking revenue	—	17,826	—	(1,086)	16,740	16,740	—
Other revenue	2,248	3,327	7,830	2,151	15,556	9,593	5,963
Total fees and commissions revenue	$59,301	$37,210	$91,100	$344	$187,955	$29,843	$158,112
1     Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.
2    In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the nine months ended September 30, 2026 (in thousands):

	Commercial Banking	Consumer Banking	Wealth Management	Funds Management and Other	BOK Financial Corporation	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$19,656	$—	$19,656	$19,656	$—
Customer hedging revenue	9,865	—	11,474	(1,042)	20,297	20,297	—
Retail brokerage revenue	—	—	17,783	—	17,783	—	17,783
Investment banking revenue	16,916	—	20,855	—	37,771	16,003	21,768
Brokerage and trading revenue	26,781	—	69,768	(1,042)	95,507	55,956	39,551
TransFund EFT network revenue	76,460	2,760	(48)	3	79,175	—	79,175
Merchant services revenue	7,757	24	—	—	7,781	—	7,781
Corporate card revenue	7,445	—	2,094	(728)	8,811	—	8,811
Transaction card revenue	91,662	2,784	2,046	(725)	95,767	—	95,767
Personal trust revenue	—	—	89,127	—	89,127	—	89,127
Corporate trust revenue	—	—	36,532	—	36,532	—	36,532
Institutional trust & retirement plan services revenue	—	—	59,675	—	59,675	—	59,675
Investment management services and other revenue	—	—	22,017	—	22,017	—	22,017
Fiduciary and asset management revenue	—	—	207,351	—	207,351	—	207,351
Commercial account service charge revenue	53,556	1,715	2,243	—	57,514	—	57,514
Overdraft fee revenue	102	18,975	114	1	19,192	—	19,192
Check card revenue	—	18,690	—	—	18,690	—	18,690
Automated service charge and other deposit fee revenue	588	3,570	130	—	4,288	—	4,288
Deposit service charges and fees	54,246	42,950	2,487	1	99,684	—	99,684
Mortgage production revenue	—	6,219	—	—	6,219	6,219	—
Mortgage servicing revenue	—	53,629	—	(3,160)	50,469	50,469	—
Mortgage banking revenue	—	59,848	—	(3,160)	56,688	56,688	—
Other revenue	7,036	10,412	20,953	6,326	44,727	26,311	18,416
Total fees and commissions revenue	$179,725	$115,994	$302,605	$1,400	$599,724	$138,955	$460,769
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
2    In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the three months ended September 30, 2025 (in thousands):

	Commercial Banking	Consumer Banking	Wealth Management	Funds Management and Other	BOK Financial Corporation	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$15,494	$—	$15,494	$15,494	$—
Customer hedging revenue	3,031	—	2,189	495	5,715	5,715	—
Retail brokerage revenue	—	—	5,920	—	5,920	—	5,920
Investment banking revenue	4,247	—	11,863	—	16,110	4,237	11,873
Brokerage and trading revenue	7,278	—	35,466	495	43,239	25,446	17,793
TransFund EFT network revenue	23,734	737	(18)	4	24,457	—	24,457
Merchant services revenue	2,514	8	—	(1)	2,521	—	2,521
Corporate card revenue	2,141	—	256	88	2,485	—	2,485
Transaction card revenue	28,389	745	238	91	29,463	—	29,463
Personal trust revenue	—	—	27,187	—	27,187	—	27,187
Corporate trust revenue	—	—	11,087	—	11,087	—	11,087
Institutional trust & retirement plan services revenue	—	—	19,110	—	19,110	—	19,110
Investment management services and other revenue	—	—	6,494	—	6,494	—	6,494
Fiduciary and asset management revenue	—	—	63,878	—	63,878	—	63,878
Commercial account service charge revenue	17,377	566	635	(1)	18,577	—	18,577
Overdraft fee revenue	30	5,787	45	4	5,866	—	5,866
Check card revenue	—	6,053	—	—	6,053	—	6,053
Automated service charge and other deposit fee revenue	268	1,079	53	—	1,400	—	1,400
Deposit service charges and fees	17,675	13,485	733	3	31,896	—	31,896
Mortgage production revenue	—	2,370	—	—	2,370	2,370	—
Mortgage servicing revenue	—	18,333	—	(939)	17,394	17,394	—
Mortgage banking revenue	—	20,703	—	(939)	19,764	19,764	—
Other revenue	4,196	3,138	11,201	(2,345)	16,190	9,519	6,671
Total fees and commissions revenue	$57,538	$38,071	$111,516	$(2,695)	$204,430	$54,729	$149,701
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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the three and nine months ended September 30, 2026, and 2025, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the three and nine months ended September 30, 2026, and 2025 were immaterial.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments, and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at September 30, 2026, or December 31, 2025.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of September 30, 2026 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government securities	$295	$—	$295	$—
Residential agency mortgage-backed securities	3,936,792	$—	3,936,792	$—
Municipal securities	69,152	—	69,152	—
Other trading securities	50,617	—	50,617	—
Total trading securities	4,056,856	—	4,056,856	—
Available-for-sale securities:
U.S. Treasury securities	995	995	—	—
Municipal securities	88,925	—	88,925	—
Residential agency mortgage-backed securities	10,527,871	—	10,527,871	—
Residential non-agency mortgage-backed securities	722,961	—	722,961	—
Commercial agency mortgage-backed securities	2,518,646	—	2,518,646	—
Other debt securities	473	—	—	473
Total available-for-sale securities	13,859,871	995	13,858,403	473
Fair value option securities:
Residential agency mortgage-backed securities	14,856	—	14,856	—
Commercial agency mortgage-backed securities	12,103	—	12,103	—
Total fair value option securities	26,959	—	26,959	—
Residential mortgage loans held for sale[1]	82,884	—	80,199	2,685
Mortgage servicing rights, net[2]	346,586	—	—	346,586
Derivative contracts, net of cash margin[3]	864,125	2,983	861,142	—
Liabilities:
Derivative contracts, net of cash margin[3]	$520,298	$9,272	$511,026	$—
1Residential mortgage loans held for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards and are valued at 81.54% of the unpaid principal balance.
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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at September 30, 2026, for which the fair value was adjusted during the nine months ended September 30, 2026 (in thousands):

				Fair Value Adjustments for the
	Carrying Value at September 30, 2026			Three Months Ended Sep. 30, 2026 Recognized in:		Nine Months Ended Sep. 30, 2026 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Nonaccruing loans	$—	$4,900	$28	$203	$—	$207	$—

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at September 30, 2025, for which the fair value was adjusted during the nine months ended September 30, 2025 (in thousands):

				Fair Value Adjustments for the
	Carrying Value at September 30, 2025			Three Months Ended Sep. 30, 2025 Recognized in:		Nine Months Ended Sep. 30, 2025 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Other gains (losses), net	Gross charge-offs against allowance for loan losses	Other gains (losses), net
Nonaccruing loans	$—	$—	$5,811	$2,762	$—	$2,762	$—
Real estate and other repossessed assets	—	—	1,582	—	—	—	(356)

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of September 30, 2026 follows (dollars in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$28	Discounted cash flows	Management knowledge of industry and non-real estate collateral	40% - 90% (79%)[1]
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

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or are measured at fair value on a non-recurring basis as of September 30, 2026 (in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$878,300	$878,300	$878,300	$—	$—
Interest-bearing cash and cash equivalents	387,089	387,089	387,089	—	—
Trading securities:
U.S. government securities	295	295	—	295	—
Residential agency mortgage-backed securities	3,936,792	3,936,792	—	3,936,792	—
Municipal securities	69,152	69,152	—	69,152	—
Other trading securities	50,617	50,617	—	50,617	—
Total trading securities	4,056,856	4,056,856	—	4,056,856	—
Investment securities:
Municipal securities	34,153	33,825	—	5,725	28,100
Residential agency mortgage-backed securities	1,500,888	1,310,380	—	1,310,380	—
Commercial agency mortgage-backed securities	16,689	16,037	—	16,037	—
Other debt securities	16,013	15,287	—	15,287	—
Total investment securities	1,567,743	1,375,529	—	1,347,429	28,100
Allowance for credit losses	(55)	—	—	—	—
Investment securities, net of allowance	1,567,688	1,375,529	—	1,347,429	28,100
Available-for-sale securities:
U.S. Treasury securities	995	995	995	—	—
Municipal securities	88,925	88,925	—	88,925	—
Residential agency mortgage-backed securities	10,527,871	10,527,871	—	10,527,871	—
Residential non-agency mortgage-backed securities	722,961	722,961	—	722,961	—
Commercial agency mortgage-backed securities	2,518,646	2,518,646	—	2,518,646	—
Other debt securities	473	473	—	—	473
Total available-for-sale securities	13,859,871	13,859,871	995	13,858,403	473
Fair value option securities:
Residential agency mortgage-backed securities	14,856	14,856	—	14,856	—
Commercial agency mortgage-backed securities	12,103	12,103	—	12,103	—
Total fair value option securities	26,959	26,959	—	26,959	—
Residential mortgage loans held for sale	82,884	82,884	—	80,199	2,685
Loans:
Commercial	16,655,245	16,310,810	—	—	16,310,810
Commercial real estate	6,133,295	5,982,162	—	—	5,982,162
Loans to individuals	4,940,964	4,710,571	—	—	4,710,571
Total loans	27,729,504	27,003,543	—	—	27,003,543
Allowance for loan losses	(272,565)	—	—	—	—
Loans, net of allowance	27,456,939	27,003,543	—	—	27,003,543
Mortgage servicing rights	346,586	346,586	—	—	346,586
Derivative instruments with positive fair value, net of cash margin	864,125	864,125	2,983	861,142	—
Deposits with no stated maturity	35,628,375	35,628,375	—	—	35,628,375
Time deposits	3,903,004	3,877,845	—	—	3,877,845
Other borrowed funds	5,607,648	5,607,349	—	—	5,607,349
Subordinated debentures	396,697	362,780	—	362,780	—
Derivative instruments with negative fair value, net of cash margin	520,298	520,298	9,272	511,026	—

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

(12) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on September 30, 2026, through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. Except as disclosed in Note 7 regarding the dividend declaration, no events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Nine-Month Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In thousands, except per share data)	Nine Months Ended
	September 30, 2026			September 30, 2025
	Average Balance	Revenue/ Expense	Yield/ Rate[1]	Average Balance	Revenue/ Expense	Yield/ Rate[1]
Assets
Interest-bearing cash and cash equivalents	$554,183	$15,047	3.63%	$521,559	$17,337	4.44%
Trading securities	5,801,887	211,296	4.88%	6,119,640	233,129	5.12%
Investment securities	1,671,354	17,058	1.36%	1,919,746	20,330	1.41%
Available-for-sale securities	13,675,407	413,537	4.01%	13,190,857	392,385	3.88%
Fair value option securities	74,861	2,518	4.60%	70,848	2,938	5.46%
Restricted equity securities	421,092	24,550	7.77%	358,463	20,691	7.70%
Residential mortgage loans held for sale	87,899	3,930	5.94%	80,546	3,726	6.08%
Loans	26,649,115	1,241,512	6.23%	24,359,748	1,222,595	6.71%
Allowance for loan losses	(276,813)			(278,515)
Loans, net of allowance	26,372,302	1,241,512	6.29%	24,081,233	1,222,595	6.79%
Total earning assets	48,658,985	1,929,448	5.29%	46,342,892	1,913,131	5.48%
Receivable on unsettled securities sales	198,023			191,769
Cash and other assets	5,404,414			5,123,233
Total assets	$54,261,422			$51,657,894
Liabilities and equity
Interest-bearing deposits:
Transaction	$26,858,251	$534,534	2.66%	$25,932,641	$615,137	3.17%
Savings	892,466	3,571	0.53%	855,377	3,520	0.55%
Time	3,804,230	98,045	3.45%	3,535,915	102,691	3.88%
Total interest-bearing deposits	31,554,947	636,150	2.70%	30,323,933	721,348	3.18%
Funds purchased and repurchase agreements	604,933	13,521	2.99%	863,625	21,098	3.27%
Other borrowings	6,484,992	188,916	3.89%	5,233,095	177,269	4.53%
Subordinated debentures	396,642	18,464	6.21%	76,531	3,672	6.41%
Total interest-bearing liabilities	39,041,514	857,051	2.94%	36,497,184	923,387	3.38%
Noninterest-bearing demand deposits	7,695,255			8,002,194
Due on unsettled securities purchases	476,960			418,950
Other liabilities	998,593			932,582
Total equity	6,049,100			5,806,984
Total liabilities and equity	$54,261,422			$51,657,894
Tax-equivalent net interest income		$1,072,397	2.35%		$989,744	2.10%
Tax-equivalent net interest income to earning assets			2.94%			2.83%
Less tax-equivalent adjustment		8,038			7,681
Net interest income		1,064,359			982,063
Provision for credit losses		—			2,000
Other operating revenue		640,311			603,848
Other operating expense		1,076,506			1,071,802
Net income before taxes		628,164			512,109
Federal and state income taxes		135,987			111,397
Net income		492,177			400,712
Net income (loss) attributable to non-controlling interests		19			23
Net income attributable to BOK Financial Corporation shareholders		$492,158			$400,689
Earnings per share:
Basic and diluted		$8.14			$6.27
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

Quarterly Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(Dollars in thousands, except per share data)	Three Months Ended
	September 30, 2026			June 30, 2026
	Average Balance	Revenue/ Expense	Yield/ Rate[1]	Average Balance	Revenue/ Expense	Yield/ Rate[1]
Assets
Interest-bearing cash and cash equivalents	$534,863	$4,903	3.64%	$550,518	$5,011	3.65%
Trading securities	5,908,204	76,118	5.15%	5,876,732	70,590	4.85%
Investment securities, net of allowance	1,591,744	5,139	1.29%	1,676,175	5,770	1.38%
Available-for-sale securities	13,854,420	143,898	4.11%	13,554,693	135,676	3.98%
Fair value option securities	27,833	280	3.82%	71,064	849	4.51%
Restricted equity securities	439,155	9,031	8.23%	461,753	8,838	7.66%
Residential mortgage loans held for sale	92,731	1,422	6.11%	93,685	1,452	6.22%
Loans	27,237,703	428,269	6.24%	26,769,638	413,667	6.20%
Allowance for loan losses	(276,455)			(277,546)
Loans, net of allowance	26,961,248	428,269	6.31%	26,492,092	413,667	6.26%
Total earning assets	49,410,198	669,060	5.37%	48,776,712	641,853	5.27%
Receivable on unsettled securities sales	223,492			196,521
Cash and other assets	5,447,947			5,584,865
Total assets	$55,081,637			$54,558,098
Liabilities and equity
Interest-bearing deposits:
Transaction	$27,036,654	$182,272	2.67%	$26,826,903	$176,460	2.64%
Savings	897,005	1,203	0.53%	902,531	1,206	0.54%
Time	3,891,451	33,368	3.40%	3,818,067	32,443	3.41%
Total interest-bearing deposits	31,825,110	216,843	2.70%	31,547,501	210,109	2.67%
Funds purchased and repurchase agreements	375,717	2,905	3.07%	520,881	4,016	3.09%
Other borrowings	7,163,522	70,452	3.90%	6,922,451	66,982	3.88%
Subordinated debentures	396,678	6,176	6.23%	396,642	6,197	6.25%
Total interest-bearing liabilities	39,761,027	296,376	2.96%	39,387,475	287,304	2.93%
Noninterest-bearing demand deposits	7,709,027			7,682,623
Due on unsettled securities purchases	516,586			494,740
Other liabilities	1,013,001			952,785
Total equity	6,081,996			6,040,475
Total liabilities and equity	$55,081,637			$54,558,098
Tax-equivalent net interest income		$372,684	2.41%		$354,549	2.34%
Tax-equivalent net interest income to earning assets			3.00%			2.91%
Less tax-equivalent adjustment		2,709			2,719
Net interest income		369,975			351,830
Provision for credit losses		—			—
Other operating revenue		191,471			237,572
Other operating expense		360,661			361,679
Net income before taxes		200,785			227,723
Federal and state income taxes		40,910			51,141
Net income		159,875			176,582
Net income (loss) attributable to non-controlling interests		22			43
Net income attributable to BOK Financial Corporation shareholders		$159,853			$176,539
Earnings per share:
Basic and diluted		$2.64			$2.92
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

(Dollars in thousands, except per share data)	Three Months Ended
	March 31, 2026			December 31, 2025
	Average Balance	Revenue /Expense	Yield/ Rate[1]	Average Balance	Revenue / Expense	Yield/ Rate[1]
Assets
Interest-bearing cash and cash equivalents	$577,641	$5,133	3.60%	$546,045	$5,302	3.85%
Trading securities	5,617,531	64,588	4.64%	5,295,598	63,296	4.83%
Investment securities, net of allowance	1,747,860	6,149	1.41%	1,804,984	6,381	1.41%
Available-for-sale securities	13,614,473	133,963	3.93%	13,564,939	134,440	3.94%
Fair value option securities	126,772	1,389	4.83%	72,229	913	4.83%
Restricted equity securities	361,514	6,681	7.39%	250,430	4,522	7.22%
Residential mortgage loans held for sale	77,105	1,056	5.42%	91,414	1,349	5.84%
Loans	25,925,585	399,576	6.25%	25,242,551	412,170	6.48%
Allowance for loan losses	(276,437)			(277,580)
Loans, net of allowance	25,649,148	399,576	6.31%	24,964,971	412,170	6.55%
Total earning assets	47,772,044	618,535	5.23%	46,590,610	628,373	5.36%
Receivable on unsettled securities sales	173,506			227,678
Cash and other assets	5,177,459			5,034,058
Total assets	$53,123,009			$51,852,346
Liabilities and equity
Interest-bearing deposits:
Transaction	$26,707,581	$175,802	2.67%	$27,396,541	$199,008	2.88%
Savings	877,650	1,162	0.54%	852,390	1,163	0.54%
Time	3,701,080	32,234	3.53%	3,729,596	34,252	3.64%
Total interest-bearing deposits	31,286,311	209,198	2.71%	31,978,527	234,423	2.91%
Funds purchased and repurchase agreements	924,228	6,600	2.90%	1,185,566	10,360	3.47%
Other borrowings	5,349,061	51,482	3.90%	3,008,388	32,032	4.22%
Subordinated debentures	396,606	6,091	6.14%	241,482	3,722	6.12%
Total interest-bearing liabilities	37,956,206	273,371	2.92%	36,413,963	280,537	3.06%
Noninterest-bearing demand deposits	7,693,948			8,009,082
Due on unsettled securities purchases	418,478			452,673
Other liabilities	1,030,182			1,015,185
Total equity	6,024,195			5,961,443
Total liabilities and equity	$53,123,009			$51,852,346
Tax-equivalent net interest income		$345,164	2.31%		$347,836	2.30%
Tax-equivalent net interest income to earning assets			2.90%			2.98%
Less tax-equivalent adjustment		2,610			2,555
Net interest income		342,554			345,281
Provision for credit losses		—			—
Other operating revenue		211,268			244,282
Other operating expense		354,166			361,054
Net income before taxes		199,656			228,509
Federal and state income taxes		43,936			51,243
Net income		155,720			177,266
Net income (loss) attributable to non-controlling interests		(46)			(35)
Net income attributable to BOK Financial Corporation shareholders		$155,766			$177,301
Earnings per share:
Basic and diluted		$2.58			$2.89
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

(Dollars in thousands, except per share data)	Three Months Ended
	September 30, 2025
	Average Balance	Revenue / Expense	Yield/ Rate[1]
Assets
Interest-bearing cash and cash equivalents	$495,091	$5,482	4.39%
Trading securities	5,603,200	72,770	5.25%
Investment securities, net of allowance	1,861,565	6,560	1.41%
Available-for-sale securities	13,386,515	133,452	3.93%
Fair value option securities	105,651	1,441	5.45%
Restricted equity securities	337,055	6,605	7.84%
Residential mortgage loans held for sale	91,422	1,405	6.08%
Loans	24,826,139	419,303	6.70%
Allowance for loan losses	(277,398)
Loans, net of allowance	24,548,741	419,303	6.78%
Total earning assets	46,429,240	647,018	5.53%
Receivable on unsettled securities sales	162,035
Cash and other assets	5,100,801
Total assets	$51,692,076
Liabilities and equity
Interest-bearing deposits:
Transaction	$26,076,475	$206,400	3.14%
Savings	867,939	1,197	0.55%
Time	3,641,985	34,236	3.73%
Total interest-bearing deposits	30,586,399	241,833	3.14%
Funds purchased and repurchase agreements	873,800	7,250	3.29%
Other borrowings	5,048,301	57,724	4.54%
Subordinated debentures	—	—	—%
Total interest-bearing liabilities	36,508,500	306,807	3.33%
Noninterest-bearing demand deposits	7,894,847
Due on unsettled securities purchases	329,361
Other liabilities	996,216
Total equity	5,963,152
Total liabilities and equity	$51,692,076
Tax-equivalent net interest income		$340,211	2.20%
Tax-equivalent net interest income to earning assets			2.91%
Less tax-equivalent adjustment		2,565
Net interest income		337,646
Provision for credit losses		2,000
Other operating revenue		210,709
Other operating expense		369,770
Net income before taxes		176,585
Federal and state income taxes		35,714
Net income		140,871
Net income (loss) attributable to non-controlling interests		(23)
Net income attributable to BOK Financial Corporation shareholders		$140,894
Earnings per share:
Basic and diluted		$2.22
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

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	Sep. 30, 2026	June 30, 2026	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025
Interest revenue	$666,351	$639,134	$615,925	$625,818	$644,453
Interest expense	296,376	287,304	273,371	280,537	306,807
Net interest income	369,975	351,830	342,554	345,281	337,646
Provision for credit losses	—	—	—	—	2,000
Net interest income after provision for credit losses	369,975	351,830	342,554	345,281	335,646
Other operating revenue
Brokerage and trading revenue	19,451	32,450	43,606	47,310	43,239
Transaction card revenue	32,205	31,597	31,965	31,564	29,463
Fiduciary and asset management revenue	69,863	71,007	66,481	68,347	63,878
Deposit service charges and fees	34,140	33,326	32,218	32,039	31,896
Mortgage banking revenue	16,740	18,985	20,963	19,013	19,764
Other revenue	15,556	14,627	14,544	16,591	16,190
Total fees and commissions	187,955	201,992	209,777	214,864	204,430
Other gains (losses), net	5,693	42,415	(216)	28,078	8,264
Gain (loss) on derivatives, net	(19,282)	(8,490)	(4,374)	(2,366)	(453)
Gain (loss) on fair value option securities, net	(1,151)	—	(2,074)	551	630
Change in fair value of mortgage servicing rights	18,256	6,300	8,155	1,407	(2,375)
Gain (loss) on available-for-sale securities, net	—	(4,645)	—	1,748	213
Total other operating revenue	191,471	237,572	211,268	244,282	210,709
Other operating expense
Personnel	213,251	214,094	211,174	222,726	226,347
Business promotion	9,676	11,152	9,226	11,516	9,960
Professional fees and services	14,310	13,799	14,295	18,371	15,137
Net occupancy and equipment	32,960	34,151	33,182	32,693	33,040
FDIC and other insurance	6,350	6,183	5,685	6,078	7,302
FDIC special assessment	—	—	—	(9,479)	(1,209)
Data processing and communications	54,320	51,707	51,768	51,299	50,062
Printing, postage, and supplies	3,888	3,745	3,679	4,077	4,036
Amortization of intangible assets	2,311	2,390	2,443	2,656	2,656
Mortgage banking costs	10,664	11,879	11,757	10,663	10,668
Other expense	12,931	12,579	10,957	10,454	11,771
Total other operating expense	360,661	361,679	354,166	361,054	369,770
Net income before taxes	200,785	227,723	199,656	228,509	176,585
Federal and state income taxes	40,910	51,141	43,936	51,243	35,714
Net income	159,875	176,582	155,720	177,266	140,871
Net income (loss) attributable to non-controlling interests	22	43	(46)	(35)	(23)
Net income attributable to BOK Financial Corporation shareholders	$159,853	$176,539	$155,766	$177,301	$140,894

Earnings per share:
Basic and diluted	$2.64	$2.92	$2.58	$2.89	$2.22
Average shares used in computation:
Basic and diluted	60,101,757	60,080,833	60,033,282	60,916,929	62,840,270

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1 to July 31, 2026	844	$140.45	—	2,014,520
August 1 to August 31, 2026	813	$144.14	—	2,014,520
September 1 to September 30, 2026	217	$137.35	—	2,014,520
Total	1,874		—
1On July 29, 2025, the Company's Board authorized the Company to repurchase up to five million shares of the Company's common stock. As of September 30, 2026, the Company had repurchased 2,985,480 shares under this plan. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations, and other factors.
2The Company may repurchase vested shares from employees to cover taxes in connection with employee equity compensation. During the three month period ended September 30, 2026, 1,874 share purchases were made in connection with employee equity compensation net tax settlements for vested equity awards.
Item 5. Other Information

Trading Plans

No Company director or officer (as defined in Exchange Act Rule 16a-1(f)) has adopted, modified, or terminated any trading arrangements during the third quarter of 2026.

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

Date:        November 3, 2026

/s/ Martin E. Grunst
Martin E. Grunst
Executive Vice President and
Chief Financial Officer

/s/ Michael J. Rogers
Michael J. Rogers
Senior Vice President and
Chief Accounting Officer